Form 10-Q
period 1997-06-30
SHORE BANCSHARES INC
filed 1997-08-14
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                         ------------------------------



                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 1997


                         ------------------------------


                             SHORE BANCSHARES, INC.

                            109 North Commerce Street
                               Post Office Box 400

                        Centreville, Maryland 21617-0400

                            Telephone: (410) 758-1600

                 IRS Employer Identification Number: 52-1974638



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days. YES  X    NO
                                                        ---      ---

      Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   As of August 8, 1997, there were 1,007,424

                             SHORE BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX



PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets -- June 30, 1997 and  December 31, 1996

         Statements of Income -- Three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996.

         Statements of Cash Flows -- Six months ended June 30, 1997 and 1996 and the twelve months ended December 31, 1996

         Notes to Financial Statements -- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

                                     PART 1

                             FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.


                                                                                 June 30,                   December 31,
Dollars in thousands                                                               1997                         1996
                                                                               (Unaudited)
                                                                            -----------------            -----------------
ASSETS
  Cash and due from banks                                                    $        6,463               $        4,873
  Federal funds sold                                                                  4,754                        5,390
  Securities (Note 2)
      Held to Maturity                                                               32,712                       32,462
      Available for Sale                                                              8,715                       11,191
  Loans, less allowance for credit losses (Note 3)                                  107,093                       87,389
  Premises and fixed assets                                                           2,895                        2,153
  Other real estate owned                                                                63                            -
  Investments in unconsolidated subsidiaries                                          1,118                        1,114
  Accrued interest receivable                                                         1,376                        1,385
  Net deferred tax assets and other assets                                            4,058                          942

    TOTAL ASSETS                                                             $      169,247               $      146,899
                                                                           =================            =================
LIABILITIES
  Deposits
    Non-interest bearing demand                                              $       16,856               $       16,381
    Interest bearing transaction                                                     16,872                       16,172
    Savings and money market                                                         40,682                       31,799
    Time, $100,000 or more                                                           14,111                       16,680
    Other time                                                                       56,995                       43,134
                                                                           -----------------            -----------------

      Total deposits                                                                145,516                      124,166
                                                                           -----------------            -----------------

  Accrued interest payable                                                              180                          158
  Other liabilities                                                                     949                          479
                                                                           -----------------            -----------------

                                                                                      1,129                          637
                                                                           -----------------            -----------------

      Total liabilities                                                             146,645                      124,803
                                                                           -----------------            -----------------

COMMITMENTS

EQUITY CAPITAL
  Common stock, par value $.01; authorized
    10,000,000 shares, issued and outstanding
    1,007,424 shares                                                                     10                           10
  Surplus                                                                            10,064                       10,064
  Retained earnings                                                                  12,609                       12,087
  Net unrealized holding gains (losses) on available
     for sale securities                                                                (81)                         (65)
                                                                           -----------------            -----------------

    Total stockholders' equity                                                       22,602                       22,096
                                                                           -----------------            -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      169,247               $      146,899
                                                                           =================            =================

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.


(UNAUDITED)                                                     Quarter         Six Months          Quarter         Six Months
Dollars in thousands except per share data                       Ended            Ended              Ended            Ended
                                                                June 30,         June 30,           June 30,         June 30,
                                                                  1997             1997               1996             1996
                                                        ----------------------------------------------------------------------
INTEREST INCOME
  Interest and fee income on loans                         $        2,439    $       4,400      $     2,065      $      4,025
  Interest and dividends on investment securities
    Taxable securities                                                556            1,083              445               845
    Tax-exempt securities                                             105              212              106               217
  Interest on federal funds sold                                       45              136               74               173

                                                        ----------------------------------------------------------------------

    Total interest income                                           3,145            5,831            2,690             5,260
                                                        ----------------------------------------------------------------------
INTEREST EXPENSE
  Interest on certificates of deposit
      of $100,000 or more                                             200              410              162               330
  Interest on other deposits                                        1,187            2,124              922             1,851
  Interest on federal funds purchased                                   -                -                -                 -
                                                        ----------------------------------------------------------------------
    Total interest expense                                          1,387            2,534            1,084             2,181
                                                        ----------------------------------------------------------------------

NET INTEREST INCOME                                                 1,758            3,297            1,606             3,079
Provision for credit losses (Note 7)                                    -                -                -                 -
                                                        ----------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                       1,758            3,297            1,606             3,079
                                                        ----------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                 168              329              169               314
  Other noninterest income                                             33               61               30                64
  Gains (losses) on securities                                          4                8              204               204
                                                        ----------------------------------------------------------------------
    Total noninterest income                                          205              398              403               582
                                                        ----------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                      546            1,058              465               933
  Expenses of premises and fixed assets                               114              265              127               270
  Other noninterest expense                                           466              852              300               701
                                                        ----------------------------------------------------------------------
    Total noninterest expense                                       1,126            2,175              892             1,904
                                                        ----------------------------------------------------------------------
INCOME BEFORE TAXES                                                   838            1,521            1,117             1,757
Applicable income taxes                                               295              536              344               570
                                                        ----------------------------------------------------------------------
NET INCOME                                                 $          543    $         985      $       773      $      1,187
                                                        ======================================================================

Net Income Per Share                                       $         0.54    $        0.98      $      0.77      $       1.18
Number of Shares Outstanding                                    1,007,424        1,007,424        1,007,424         1,007,424


See Notes to the Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                                                 Six Months            Year            Six Months
                                                                                   Ended              Ended              Ended
                                                                                  June 30,         December 31,         June 30,
                                                                                    1997               1996               1996
                                                                            ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $           985    $         2,308    $         1,187
    Adjustments to reconcile net income to
      net cash provided by operating activities
        Depreciation and amortization                                                   102                296                130
        Equity in net earnings of unconsolidated subsidiaries                                              (26)
        Provision for credit losses, net                                                (91)                25                (17)
        Deferred income tax benefits                                                                        60                  -
        Net (gains) losses on disposal of assets                                         (8)              (205)              (204)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                              9                (49)               (56)
          (Increase) decrease in other assets                                          (853)                34                113
          Increase (decrease) in interest payable                                        22                  7                (10)
          Increase (decrease) in other liabilities                                       82               (141)               (38)
                                                                         ---------------------------------------------------------

          Net cash provided by operating activities                                     248              2,309              1,105
                                                                         ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale or maturities of held-to-maturity
   securities                                                                         3,055             11,529              7,215
  Proceeds from sale or maturities of available-for-sale
   securities                                                                         9,257                957                751
  (Purchases) of held-to-maturity securities                                         (3,294)           (11,034)            (4,882)
  (Purchases) of available-for-securities                                            (5,645)            (7,988)            (2,960)
  Net (increase) decrease in loans                                                      693             (1,963)            (2,122)
  Purchase of premises and equipment                                                   (690)              (211)              (127)
  Proceeds from sale of premises and equipment                                                               7
  Investment in unconsolidated subsidary                                                  -                (15)
  Purchase of Kent S&L Assoc, net of cash acquired                                   (2,799)
  Acquire other real estate                                                               -                  -                  -
  Proceeds from sales of other real estate                                                                 118
                                                                         ---------------------------------------------------------
          Net cash provided by (used in) investing activities                           577             (8,600)            (2,125)
                                                                         ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand, interest-
    bearing transaction, and savings deposits                                         2,772              2,928              3,560
  Net increase (decrease) in time deposits                                           (2,180)             4,758             (1,169)
  Cash dividends paid                                                                  (463)              (926)              (353)
                                                                         ---------------------------------------------------------

          Net cash provided by (used in) financing activities                           129              6,760              2,038
                                                                         ---------------------------------------------------------

          Net increase (decrease) in cash and
            cash equivalents                                                            954                469              1,018
          Cash and cash equivalents, beginning                                       10,263              9,794              9,794
                                                                         ---------------------------------------------------------

          Cash and cash equivalents, ending                                 $        11,217    $        10,263    $        10,812
                                                                         =========================================================

Supplementary cash flow information:
    Interest paid                                                           $         2,511    $         4,469    $         2,197
    Income taxes paid                                                       $           282    $         1,100                473

All dollar amounts in thousands

Note 1 - Financial Information

The unaudited interium consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interium financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 Annual Report to Shareholders and Form 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
(UNAUDITED)

                                                            June 30, 1997                               December 31, 1996
                                         ----------------------------------------------  -------------------------------------------

                                            Held-to-Maturity       Available-for-Sale      Held-to-Maturity       Available-for-Sale
                                          Amortized      Fair     Amortized      Fair     Amortized     Fair      Amortized    Fair
                                            Cost         Value      Cost         Value      Cost        Value        Cost      Value
                                         ----------------------------------------------  -------------------------------------------
U.S. Treasury securities                                        $   5,960   $   5,955                            $  9,434   $  9,458
U.S. Government agency and
     corporation obligations issued by
      U.S. Government sponsored
         agencies                         $ 23,892   $ 23,872          99         100    $ 23,035   $ 23,057

Securities issued by states and
      political subdivisions in the U.S.
      a. General obligations                 8,288      8,380                               8,892      9,030
      b. Revenue obligations                   505        521                                 505        527

Mortgage-backed securities                      27         30         423         429          30         34

Equity Securities
      a. Investments in Mutual Funds                                1,291       1,163                               1,000        870
      b. Other equity securites with
         readily determinable fair values
      c. All other equity securities                                1,068       1,068                                 863        863
                                         ---------------------------------------------  --------------------------------------------

TOTAL SECURITIES                          $ 32,712   $ 32,803   $   8,841   $   8,715    $ 32,462   $ 32,648     $ 11,297   $ 11,191

                                         =============================================  ============================================



PLEDGED SECURITIES                                                          $  13,784                                       $ 19,566
                                                                            =========                                       ========


All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 3  LOANS AND LEASE FINANCING RECEIVABLES
(UNAUDITED)

                                                                     June 30,                   December 31
                                                                       1997                         1996
                                                                -------------------          -----------------
Loans secured by real estate
      a. Construction and land development                         $     3,052                $       3,264
      b. Secured by farmland (including farm
           residential and other improvements)                           4,559                        3,877
      c. Secured by 1-4 family residential properties
           1. Revolving, open end loans                                  1,223                          984
           2. All others
               (a) Secured by first liens                               70,098                       52,793
               (b) Secured by junior liens                               3,474                        2,836
      d. Secured by multi-family (5 or more)
           residential properties
      e. Secured by nonfarm nonresidential
           properties                                                   11,199                       10,908
Loans to depository institutions
      a. In commercial banks in the U. S.
      b. To other depository institutions in the U. S.
      c. To banks in foreign countries
Loans to finance agricultural production and
      other loans to farmers                                             1,645                        1,410
Commercial and industrial loans
      a. To U. S. addressees (domicile)                                  6,785                        6,329
Acceptances of other banks
Loans to individuals for household, family,
      and other personal expenditures (includes
      purchased paper)
      a. Credit card and related plans                                      68                           75
      b. Other                                                           6,560                        6,555
Loans to foreign governments and official
      institutions (including foreign central banks)
Obligations (other than securities) of states and
      political subdivisions in the U. S.                                   20                           27
Other loans
      a. Loans for purchasing or carrying securities
           (secured and unsecured)
      b. All other loans                                                    28                           48
Less any unearned income on loans                                          191                          212
                                                                ----------------             ----------------

    Total loans and leases, net of unearned income                     108,520                       88,892
      Less allowance for loan and lease losses                           1,427                        1,503
                                                                ----------------             ----------------

    Total loans and leases, net of unearned income and
      allowance for loan and lease losses                          $   107,093                $      87,389
                                                                ================             ================

All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 4 CHARGE OFFS AND RECOVERIES AND CHANGE IN
                 ALLOWANCE FOR LOAN AND LEASE LOSSES
(UNAUDITED)



I. CHARGE-OFFS AND RECOVERIES ON LOANS AND LEASES

                                                                     June 30, 1997                         December 31, 1996

                                                             Charge-offs      Recoveries              Charge-offs      Recoveries
                                                          -------------------------------       ---------------------------------
1. Real estate loans                                          $      22        $       -               $      10        $    10
2. Installment loans                                                 70               16                      63             26
3. Credit cards and
     related plans
4. Commercial (time and
     demand) and all other
     loans                                                           17                2                       5             67

                                                          -------------------------------       --------------------------------

6. Total                                                      $     109        $      18               $      78        $   103
                                                          ===============================       ================================




II. CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES


1. Balance at end of previous period                                           $   1,503                                $ 1,478
2. Recoveries                                                                         18                                    103
3. Charge-offs                                                                      (109)                                   (78)
4. Provision for loan and lease losses                                                 -                                      -
5. Adjustments                                                                        15
                                                                        -----------------                        ---------------

6. Balance at end of current period                                            $   1,427                                $ 1,503
                                                                        =================                        ===============

7.  Net charge-offs                                                            $      91                                $    25
8.  Average daily loan balance                                                    98,925                                 87,803
9.  Ratio-net of charge-offs to
     average loans outstanding                                                     0.09%                                  0.03%

All dollar amounts in thousands


Average Balances, Yields and Rates                               YTD 6/30/97                                 YTD 6/30/96

                                                       Average         Income/     Yield/           Average       Income/     Yield/
                                                       Balance         Expense      Rate            Balance       Expense      Rate
ASSETS
Interest Earning assets:
  Money market investments:
    Federal funds sold                                5,158,390        136,148      5.32%          6,477,367      172,558      5.36%
  Investment Securities:
    U.S. Treasury securities
     and obligations of U.S.
     government agencies                             32,007,965      1,017,137      6.41%         25,978,694      788,304      6.10%
    Obligations of States and
     political subdivisions                           8,400,276        321,106      7.71%          8,574,774      329,216      7.72%
    Taxable Municipals                                  512,815         20,242      7.96%            512,815       20,242      7.94%
    All other investment securities                   2,417,445         36,685      3.06%          1,089,602       27,728      5.12%
    Federal Reserve Bank stock                          302,250          9,068      6.05%            302,250        9,068      6.03%
                                              --------------------------------------------     -------------------------------------
      Total investment securities                    43,640,751      1,404,238      6.49%         36,458,135    1,174,558      6.48%
  Loans - net of unearned income
    Commercial loans                                  9,271,536        485,915     10.57%         10,767,525      562,730     10.51%
    Installment loans                                 5,209,275        260,686     10.09%          4,921,390      245,842     10.05%
    Mortgage loans                                   84,443,987      3,653,432      8.72%         72,114,153    3,216,006      8.97%
                                              --------------------------------------------     -------------------------------------
      Total loans                                    98,924,798      4,400,033      8.97%         87,803,068    4,024,578      9.22%
                                              --------------------------------------------     -------------------------------------
TOTAL INTEREST EARNING ASSETS                       147,723,939      5,940,419      8.11%        130,738,570    5,371,694      8.26%
Cash and due from banks                               3,897,486                                    3,465,795
Other assets                                          7,520,827                                    5,404,000
Allowance for loan and lease losses                  (1,469,286)                                  (1,463,392)
                                              --------------------------------------------     -------------------------------------
TOTAL ASSETS                                        157,672,966                                  138,144,973
                                              ============================================     =====================================

LIABILITIES
Interest-bearing liabilities
    Federal funds purchased                                   -              -      0.00%                  -            -      0.00%
    Super NOW accounts                               16,371,886        243,319      3.00%         15,650,592      239,506      3.08%
    Money market deposit accounts                    20,225,294        334,063      3.33%         18,325,032      308,410      3.38%
    Time, $100,000 or more                           14,231,866        374,028      5.30%         10,848,770      294,022      5.45%
    Other time deposits                              37,439,886        965,186      5.20%         29,596,587      781,212      5.31%
    IRA deposits                                     14,440,251        380,247      5.31%         14,566,547      361,833      5.00%
    Savings deposits                                 15,349,455        236,788      3.11%         12,354,343      196,684      3.20%
                                              --------------------------------------------     -------------------------------------
TOTAL INT-BEARING LIABILITIES                       118,058,638      2,533,631      4.33%        101,341,871    2,181,667      4.33%
Demand deposits                                      15,491,419                                   14,814,783
Other liabilities                                     1,703,749                                      729,056
                                              --------------------------------------------     -------------------------------------
      Total liabilities                             135,253,806                                  116,885,710
Stockholders' equity                                 22,419,160                                   21,259,263
                                              --------------------------------------------     -------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              157,672,966                                  138,144,973
                                              ============================================     =====================================

Net interest income & interest rate spread                           3,406,788      3.78%                       3,190,027      3.93%
Net interest income as a % of earning assets                                        4.63%                                      4.89%
                                              ============================================     =====================================

1. All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34%, exclusive of the alternative minimum tax rate and non deductible interest expense.
2. Loan fee income is included in interest income for each loan catagory and yields are stated to include all.
3. Balances of nonaccrual loans and related income have been included for computational purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is designed to provide a better understanding of the financial position of Shore Bancshares, Inc., and should be read in conjunction with the December 31, 1996 audited consolidated financial statements and notes.

                            ORGANIZATIONAL BACKGROUND

         On July 1, 1996, Shore Bancshares, Inc. (the Company) commenced operations as the parent company of its sole subsidiary, The Centreville National Bank of Maryland (the Bank) which has conducted the business of banking since 1876. Since the Bank is the primary possession of the Company, the assets and liabilites of the Company are made up almost entirely of the assets and liabilites of the Bank. The same is true for the income and expense of the Company. All data for the periods on and after July 1996 is presented in this analysis in consolidated form and is compared to like data for the Bank for prior years, restated to reflect the exchange of shares of Bank common stock for Company shares.

                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $985 thousand in net income for the six months ended June 30, 1997 or $.98 per share compared to the six months ended June 30, 1996 net income of $1,187 thousand or $1.18 per share. Net interest income for June 30, 1997 increased $218 thousand over the prior year. Net income as June 30, 1996 includes non-interest income of $204 thousand which was a gain on sale of investment securities. In addition the current period absorbed additional non-interest expense associated with the merger of Kent Savings and Loan Association (Kent.)


                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits. The quarter ended June 30, 1997 has been characterized by stable interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume and balance sheet growth resulting from the Kent purchase, the Bank's net interest income, on a fully tax-equivalent basis, increased in the first six months of 1997 compared to the same period in 1996.

         Net interest income (on a tax equivalent basis) for June 30, 1997 increased by $218 thousand or 7.0% compared to the six months ended June 30, 1996. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the six months ended June 30, 1997, 1997 and 1996 was 3.78%, and 3.93%, respectively. Interest rate spread in 1997 decreased by .15% as a result of decreased in yield on earning assets of
 .15% and no change in yield of interest bearing liabilities. Yield on deposits remained at the same level in the first six months of 1997 compared to the same period in 1996. The decrease in asset yield is attributed to mortgage loan yield decreasing as a result of rate decreases on some loan products and a lower yielding portfolio purchased from Kent. A decrease in net interest margin was also reflected. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets. As of June 30, 1997, the net interest margin decreased to 4.63% from 4.89% as of June 30, 1996. See the table 1 titled "Average Balances, Yields and Rates" for additional information.

         Management and the Board of Directors monitor interest rates on a regular basis to assess the Company's competitive position and to maintain a reasonable and profitable interest rate spread. The Company also considers the maturity distribution of loans, investments, and deposits and its effect on net interest income as interest rates rise and fall over time.


                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         For the quarter ended June 30, 1997 and 1996, the Bank recorded net charge offs of $91 thousand and $17 thousand, respectively compared to net recoveries of $25 thousand for the year ended December 31, 1996. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in the first half of 1997 and net recoveries in 1996.

         Gross charge offs as of June 30, 1997 amounted to $109 thousand, $30 thousand for the same period in 1996 and $78 thousand for the year ended 1996, the majority of which were installment loans. Efforts to collect charged off loans continue, but successes are rare as evidenced by the relatively low amount of recoveries, totaling only $18 thousand in 1997 $30 thousand for the same six months in 1996 and $103 thousand for the year ended 1996.

         The provision for credit losses has followed the same general trend as the amount of charge offs. No provision for credit losses was charged to expense in 1997 or 1996. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.4 million as of June 30, 1997 represents 1.3% of gross loans. As of December 31, 1996 and June 30, 1996, the $1.5 million allowance for credit losses reflected 1.7% and 1.6%, respectively, of gross loans. The reduction in percentage of allowance to outstanding loans reflects improvements in credit quality achieved through better credit underwriting and more aggressive collection efforts and is futher evidenced by lower past due loan totals. In management's opinion, the allowance for credit losses is adequate as of June 30, 1997.

         See Notes 3 and 4 in the Notes to Financial Statements.

                         NON-INTEREST INCOME AND EXPENSE

As of June 30, 1997 non-interest income reflects $184 thousand decrease compared to June 30, 1996 as a result of $204 thousand the gain on sale of investment securities reflected as of June 30, 1996. Non-interest expense increased $271 thousand or 14.2% as of the same period last year. The increase reflects the cost of additional staff and overhead of the Kent Branch aquired in the purchase of Kent Savings and Loan Association. In addition, the second quarter of 1997 includes the costs of the merger. Amortization of intangibles also increased as goodwill from the merger is amortized over 15 years. In the first six months of 1997 costs have been added as the Company has invested in additional marketing programs and staff training programs.


                              INVESTMENT SECURITIES

         Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of income taxes. Investment securities classified as held-to-maturity are those that management has both the positive intent and ability to hold to maturity, and are reported at amortized cost. The Company does not currently follow a strategy of making securities purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities.

         Total investment securities amounted to $41.4 million and $43.6 million as of June 30 1997 and December 31, 1996, respectively. The decreased level of investments in securities resulted primarily from the use of funds from matured or called securities for the purchase of Kent Savings and Loan Association.

         The Company manages its investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issues that exceeded 10% of stockholders' equity.


                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Note 3 "Summary of Loan Portfolio" presents the composition of the Company's loan portfolio by significant concentration. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Company had no foreign loans in its portfolio as of June 30, 1997.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At December 31, 1996 and June 30, 1997, $872 thousand and $826 million, respectively, of non-accrual loans were secured by collateral with an estimated value of $1.8 million as of December 31, 1996 and $1.8 million as of June 30, 1997. At June 30, 1997, the Bank had $3.1 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.

                                    DEPOSITS

         Deposit liabilities reflected 1% growth in the first half of 1997 in addition to the increase attributed to the Kent Savings and Loan Association aquisition. Savings, money market and NOW account deposits continue to be the main source of deposit growth, although non-interest bearing demand deposits have exhibited growth. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 in the Consolidated Financial Statements for a table refelecting the Bank's security portfolio's estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank and from lines of credit approved at correspondent banks. The purchase of Kent on April 1, 1997 reflects the use of funds primarily from Federal Funds which had been accumulated through investment security maturities and calls. During 1997, the Bank has met liquidity needs for daily operations and to fund increased loan demand through the use of funds from matured investment securities and by selling $2.9 million in U.S. Treasury and Government Securities. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $506 thousand or 2.3% in 1997 to $22.6 million at the end of the June 1997 from $22.1 million at December 31, 1996. Earnings of $985 thousand was the primary contributor to this increase. The change in unrealized gain (loss) on investments classified as available for sale accounted for a $16 thousand reduction and dividends paid reduced stockholders' equity $463 thousand.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 3%. The primary capital ratio for the year ended December 31, 1996 was 14.9% and the six months ended June 30, 1997 and 1996 of 12.1% and 15.4% respectively.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Bank's ratio at December 31, 1996 of 28.2%, and the six months ended June 30, 1997 and 1996 of 23.5% and 27.5% respectively. According to FDIC capital guidelines, the Bank is considered to be "Well Capitalized."

         Building and technological improvements are expected to continue in 1997. Intentions are to begin renovations at the Commerce street location during 1997, cost estimates available at this time anticipate a cost of close to $1 million which includes improvements, furniture and equipment.

         On December 5, 1996 the Bank entered into an agreement to acquire Kent Savings and Loan Association, F.A.(Kent Savings) of Chestertown, Maryland. The merger transaction was accounted for as a purchase. Under the terms of the agreement, the Bank will pay approximately $5,100,000 for all of the outstanding shares of Kent Savings resulting in 2.1 million in goodwill to be amortized over 15 years. The Kent Savings shareholders met on March 17, 1997 and approved the merger. The effective date of the merger was April 1, 1997.

         Management knows of no other trend or event which will have a material impact on capital.

                                     PART 2

                               OTHER INFORMATION

         Item 1. Legal Proceedings

                 None

         Item 2. Changes in Securities

                 None

         Item 3. Defaults Upon Senior Securities

                 None

         Item 4. Submission of Matters to a Vote of Security Holders

         The following matters were submitted to and approved by stockholders, through the solicitation of proxies or otherwise, at the Annual Meeting of Stockholders held on April 15, 1997:

         a) The following persons were elected to serve as directors of the Company for one year terms:

                                          For             Against       Abstain
                                          ---             -------       -------

            Sydney G. Ashley              726,155         3,760         0
            J. Robert Barton              727,915         2,000         0
            David C. Bryan                727,915         2,000         0
            Daniel T. Cannon              727,915         2,000         0
            B. Vance Carmean, Jr.         727,915         2,000         0
            Mark M. Freestate             727,915         2,000         0
            Neil R. LeCompte              727,595         2,320         0
            Jerry F. Pierson              727,915         2,000         0
            William Maurice Sanger        726,187         3,728         0
            Walter E. Schmidt             727,915         2,000         0

         b) Ratification of the Board of Directors' selection of Stegman and Company, P.A. to serve as the independent public accountants to examine the financial statements of the Company and its subsidiary for the year ending December 31, 1997. Votes cast were 729,915 for ratification, 0 against ratification and 0 abstaining.

         Item 5. Other Information

                 None

         Item 6. Exhibits and Reports on Form 8-K

                 (a) Exhibits - None

                 (b) No reports on Form 8K was filed during the second quarter of 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Dated:  August 12, 1997

                                                SHORE BANCSHARES, INC.



                                                ------------------------------
                                                CAROL I. BROWNAWELL
                                                Executive Vice President
                                                and Chief Financial Officer