Form 10-Q
period 1997-09-30
SHORE BANCSHARES INC
filed 1997-11-14
CIK 1035092

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

                    FOR THE QUARTER ENDED September 30, 1997

                         ------------------------------


                             SHORE BANCSHARES, INC.

                            109 North Commerce Street
                               Post Office Box 400

                        Centreville, Maryland 21617-0400

                            Telephone: (410) 758-1600

                 IRS Employer Identification Number: 52-1974638

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                YES  X       NO
                                    ---          ---

Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             As of November 7, 1997, there were 1,007,424 shares of
                            Common Stock outstanding.
                  This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets --September 30, 1997 and  December 31, 1996

         Statements of Income -- Three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996.

         Statements of Cash Flows -- Nine months ended September 30, 1997 and 1996 and the twelve months ended December 31, 1996

         Notes to Financial Statements - September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

                                     PART 1

                              FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                   September 30,
 Dollars in thousands                                  1997        December 31,
                                                    (Unaudited)        1996
                                                     ---------      ---------
ASSETS
 Cash and due from banks                             $   6,895      $   4,873
 Federal funds sold                                      9,668          5,390
 Securities (Note 2)
     Held to Maturity                                   35,836         32,462
     Available for Sale                                  9,533         11,191
 Loans, less allowance for credit losses (Note 3 & 4)  107,687         87,389
 Premises and fixed assets                               3,217          2,153
 Other real estate owned                                    --             --
 Investments in unconsolidated subsidiaries              1,098          1,114
 Accrued interest receivable                             1,431          1,385
 Net deferred tax assets and other assets                4,120            942
                                                     ---------      ---------
   TOTAL ASSETS                                      $ 179,485      $ 146,899
                                                     =========      =========

LIABILITIES
 Deposits
   Non-interest bearing demand                       $  16,808      $  16,381
   Interest bearing transaction                         19,636         16,172
   Savings and money market                             41,591         31,799
   Time, $100,000 or more                               14,553         16,680
   Other time                                           57,695         43,134
                                                     ---------      ---------
     Total deposits                                    150,283        124,166
                                                     ---------      ---------

 Other borrowed funds (Note 5)                           5,000             --
 Accrued interest payable                                  182            158
 Other liabilities                                         963            480
                                                     ---------      ---------
                                                         6,145            638
                                                     ---------      ---------
     Total liabilities                                 156,428        124,804
                                                     ---------      ---------

COMMITMENTS

EQUITY CAPITAL
 Common stock, par value $.01; authorized
   10,000,000 shares, issued and outstanding
   1,007,424 shares                                         10             10
 Surplus                                                10,064         10,064
 Retained earnings                                      13,031         12,086
 Net unrealized holding gains (losses) on available
    for sale securities                                    (48)           (65)
                                                     ---------      ---------
   Total stockholders' equity                           23,057         22,095
                                                     ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 179,485      $ 146,899
                                                     =========      =========


See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                                                  Quarter        Nine Months         Quarter        Nine Months
Dollars in thousands except per share data                    Ended            Ended             Ended            Ended
                                                          September 30,    September 30,     September 30,    September 30,
                                                              1997              1997             1996              1996
                                                        ----------------------------------------------------------------------
INTEREST INCOME
  Interest and fee income on loans                           $ 2,503          $ 6,903           $ 2,049          $ 6,074
  Interest and dividends on investment securities
    Taxable securities                                           584            1,667               443            1,288
    Tax-exempt securities                                         99              311               103              320
  Interest on federal funds sold                                  89              225                87              260
                                                        ----------------------------------------------------------------------
    Total interest income                                      3,275            9,106             2,682            7,942
                                                        ----------------------------------------------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
      of $100,000 or more                                        189              599               153              483
  Interest on other deposits                                   1,215            3,339               962            2,813
  Interest on borrowed funds                                       -                -                 -                -
                                                        ----------------------------------------------------------------------
    Total interest expense                                     1,404            3,938             1,115            3,296
                                                        ----------------------------------------------------------------------
NET INTEREST INCOME                                            1,871            5,168             1,567            4,646
Provision for credit losses (Note 7)                               -                -                 -                -
                                                        ----------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                  1,871            5,168             1,567            4,646
                                                        ----------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                            165              494               162              476
  Other noninterest income                                        21               82                48              112
  Gains (losses) on securities                                     -                8                 -              204
                                                        ----------------------------------------------------------------------
    Total noninterest income                                     186              584               210              792
                                                        ----------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                 555            1,613               470            1,403
  Expenses of premises and fixed assets                          178              443               158              428
  Other noninterest expense                                      331            1,182               271              972
                                                        ----------------------------------------------------------------------
    Total noninterest expense                                  1,064            3,238               899            2,803
                                                        ----------------------------------------------------------------------
INCOME BEFORE TAXES                                              993            2,514               878            2,635
Applicable income taxes                                          338              874               310              880
                                                        ----------------------------------------------------------------------
NET INCOME                                                     $ 655          $ 1,640             $ 568          $ 1,755
                                                        ======================================================================
Net Income Per Share                                           $0.65           $ 1.63            $ 0.56           $ 1.74
Number of Shares Outstanding                               1,007,424        1,007,424         1,007,424        1,007,424


See Notes to the Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.

(UNAUDITED)

                                                                             Nine Months            Year            Nine Months
                                                                                Ended              Ended               Ended
                                                                            September 30,       December 31,       September 30,
                                                                                1997                1996               1996
                                                                         -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                         .
  Net income                                                                   $ 1,640            $ 2,308             $ 1,755
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                              178                296                 187
        Equity in net earnings of unconsolidated subsidiaries                        -                (26)                  -
        Provision for credit losses, net                                          (102)                25                  (2)
        Deferred income tax benefits                                                (4)                60                   -
        Net (gains) losses on disposal of assets                                    (8)              (205)               (204)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                       (46)               (49)                 84
          (Increase) decrease in other assets                                     (915)                34                  94
          Increase (decrease) in interest payable                                   24                  7                  (8)
          Increase (decrease) in other liabilities                                  95               (141)               (105)
                                                                         -----------------------------------------------------------
          Net cash provided by operating activities                                862              2,309               1,801
                                                                         -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale or maturities of held-to-maturity
   securities                                                                    8,140             11,529               9,086
  Proceeds from sale or maturities of available-for-sale
   securities                                                                    9,458                957                 954
  (Purchases) of held-to-maturity securities                                   (11,443)           (11,034)             (5,528)
  (Purchases) of available-for-securities                                       (6,647)            (7,988)             (3,457)
  Net (increase) decrease in loans                                                 110             (1,963)             (3,601)
  Purchase of premises and equipment                                            (1,108)              (211)               (197)
  Proceeds from sale of premises and equipment                                       -                  7                   -
  Investment in unconsolidated subsidary                                             -                (15)                  -
  Purchase of Kent S&L Assoc, net of cash acquired                              (2,799)                 -                   -
  Acquire other real estate                                                          -                  -                (109)
  Proceeds from sales of other real estate                                          63                118                   -
                                                                         -----------------------------------------------------------
          Net cash provided by (used in) investing activities                   (4,226)            (8,600)             (2,852)
                                                                         -----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand, interest-
    bearing transaction, and savings deposits                                    6,354              2,928               3,377
  Net increase (decrease) in time deposits                                        (995)             4,758               1,512
  Other borrowed funds                                                           5,000                  -                   -
  Cash dividends paid                                                             (695)              (926)               (534)
                                                                         -----------------------------------------------------------
          Net cash provided by (used in) financing activities                    9,664              6,760               4,355
                                                                         -----------------------------------------------------------

          Net increase (decrease) in cash and
            cash equivalents                                                     6,300                469               3,304
          Cash and cash equivalents, beginning                                  10,263              9,794               9,794
                                                                         -----------------------------------------------------------
          Cash and cash equivalents, ending                                   $ 16,563           $ 10,263            $ 13,098
                                                                         ===========================================================

Supplementary cash flow information:
    Interest paid                                                              $ 3,774            $ 4,469             $ 3,304
    Income taxes paid                                                            $ 534            $ 1,100               $ 840


All dollar amounts in thousands

Note 1 - Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 Annual Report to Shareholders and Form 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
(UNAUDITED)

                                                              September 30, 1997
                                             ------------------------------------------------------
                                                  Held-to-Maturity          Available-for-Sale
                                               Amortized       Fair       Amortized       Fair
                                                 Cost          Value        Cost          Value
                                             ------------------------------------------------------
U.S. Treasury securities                                                    $ 6,961      $ 6,995
U.S. Government agency and
    corporation obligations issued by
    U.S.Government sponsored                    $ 26,898     $ 26,903           100          100
     agencies

Securities issued by states and
      political subdivisions in the U.S.
      a. General obligations                       8,509        8,633
      b. Revenue obligations                         405          421

Mortgage-backed securities                            24           27           393          402

Equity Securities
      a. Investments in Mutual Funds                                          1,089          968
      b. Other equity securites with
         readily determinable fair values
      c. All other equity securities                                          1,068        1,068
                                             ------------------------------------------------------
TOTAL SECURITIES                                $ 35,836     $ 35,984       $ 9,611      $ 9,533
                                             ======================================================

PLEDGED SECURITIES                                                                       $19,520
                                                                                      =============

All dollar amounts in thousands


                                                                   December 31, 1996
                                                  -----------------------------------------------------
                                                      Held-to-Maturity          Available-for-Sale
                                                   Amortized       Fair      Amortized       Fair
                                                     Cost          Value        Cost         Value
                                                  -----------------------------------------------------
U.S. Treasury securities                                                       $ 9,434       $ 9,458
U.S. Government agency and
    corporation obligations issued by
    U.S.Government sponsored                        $ 23,035     $ 23,057
     agencies

Securities issued by states and
      political subdivisions in the U.S.
      a. General obligations                           8,892        9,030
      b. Revenue obligations                             505          527

Mortgage-backed securities                                30           34

Equity Securities
      a. Investments in Mutual Funds                                             1,000           870
      b. Other equity securites with
         readily determinable fair values
      c. All other equity securities                                               863           863
                                                  -----------------------------------------------------
TOTAL SECURITIES                                    $ 32,462     $ 32,648     $ 11,297      $ 11,191
                                                  =====================================================

PLEDGED SECURITIES                                                                           $19,566
                                                                                         ==============

All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 3  LOANS AND LEASE FINANCING RECEIVABLES
(UNAUDITED)

                                                                  September 30,                 December 31
                                                                       1997                         1996
                                                                -------------------          -------------------
Loans secured by real estate
      a. Construction and land development                            $ 2,590                      $ 3,264
      b. Secured by farmland (including farm
           residential and other improvements)                          4,884                        3,877
      c. Secured by 1-4 family residential properties
           1. Revolving, open end loans                                 1,531                          984
           2. All others
               (a) Secured by first liens                              69,207                       52,793
               (b) Secured by junior liens                              3,788                        2,836
      d. Secured by multi-family (5 or more)
           residential properties
      e. Secured by nonfarm nonresidential
           properties                                                  12,566                       10,908
Loans to depository institutions
      a. In commercial banks in the U. S.
      b. To other depository institutions in the U. S.
      c. To banks in foreign countries
Loans to finance agricultural production and
      other loans to farmers                                            1,696                        1,410
Commercial and industrial loans
      a. To U. S. addressees (domicile)                                 6,492                        6,329
Acceptances of other banks
Loans to individuals for household, family,
      and other personal expenditures (includes
      purchased paper)
      a. Credit card and related plans                                     74                           75
      b. Other                                                          6,384                        6,555
Loans to foreign governments and official
      institutions (including foreign central banks)
Obligations (other than securities) of states and
      political subdivisions in the U. S.                                  20                           27
Other loans
      a. Loans for purchasing or carrying securities
           (secured and unsecured)
      b. All other loans                                                   44                           48
Less any unearned income on loans                                         173                          214
                                                                -------------------          -------------------
    Total loans and leases, net of unearned income                    109,103                        88,892
      Less allowance for loan and lease losses                          1,416                        1,503
                                                                -------------------          -------------------
    Total loans and leases, net of unearned income and
      allowance for loan and lease losses                           $ 107,687                     $ 87,389
                                                                ===================          ===================


All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 4 CHARGE OFFS AND RECOVERIES AND CHANGE IN
         ALLOWANCE FOR LOAN AND LEASE LOSSES
(UNAUDITED)

I. CHARGE-OFFS AND RECOVERIES ON LOANS AND LEASES

                                                         Septemer 30, 1997                        December 31, 1996
                                                    Charge-offs      Recoveries              Charge-offs      Recoveries
                                                    ----------------------------------       ----------------------------------
1. Real estate loans                                    $ 22              $ -                    $ 10             $ 10
2. Installment loans                                      83               37                      63               26
3. Credit cards and
     related plans
4. Commercial (time and
     demand) and all other
     loans                                                37                3                       5               67
                                                    ----------------------------------       ----------------------------------
6. Total                                               $ 142             $ 40                    $ 78            $ 103
                                                    ==================================       ==================================




II. CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

1. Balance at end of previous period                                  $ 1,503                                  $ 1,478
2. Recoveries                                                              40                                      103
3. Charge-offs                                                           (142)                                     (78)
4. Provision for loan and lease losses                                      -                                        -
5. Adjustments                                                             15
                                                                  --------------------                    ---------------------
6. Balance at end of current period                                   $ 1,416                                  $ 1,503
                                                                  ====================                    =====================
7.  Net charge-offs (recoveries)                                        $ 102                                    ($ 25)
8.  Average daily loan balance                                        102,166                                   87,803
9.  Ratio-net of charge offs to
     average loans outstanding                                           0.10%                                    0.03%


All dollar amounts in thousands

Note 5 - Other Borrowed Funds

         As of September 30, 1997, the Bank had received a convertible advance from the Federal Home Loan Bank in the amount of $5,000,000 at an interest rate of 5.66% which is due September 24, 2002. The Bank has pledged mortgage loans as collateral on this advance.

     Average Balances, Yields and Rates                         YTD 9/30/97                                YTD 9/30/96

                                                     Average      Income/     Yield/           Average       Income/     Yield/
                                                     Balance      Expense      Rate            Balance       Expense      Rate
     ASSETS
     Interest Earning assets:

       Money market investments:

         Federal funds sold                         5,543,708     225,253      5.43%          6,495,735      260,310      5.36%
       Investment Securities:
         U.S. Treasury securities
          and obligations of U.S.
          government agencies                      31,936,248   1,532,394      6.42%         26,206,209    1,205,080      6.15%
         Obligations of States and
          political subdivisions                    8,235,706     470,786      7.64%          8,431,679      484,846      7.69%
         Taxable Municipals                           512,815      30,363      7.92%            512,815       30,363      7.92%
         All other investment securities            2,218,478      96,122      5.79%          1,011,725       43,676      5.77%
         Federal Reserve Bank stock                   302,250       9,068      4.01%            302,250        9,068      4.01%
                                                -------------------------------------      -------------------------------------
           Total investment securities             43,205,497   2,138,733      6.62%         36,464,678    1,773,033      6.50%
       Loans - net of unearned income
         Commercial loans                           9,382,287     742,286     10.58%         10,578,876      832,067     10.52%
         Installment loans                          5,201,717     395,568     10.17%          5,041,220      378,746     10.04%
         Mortgage loans                            87,582,264   5,765,249      8.80%         72,970,305    4,862,873      8.91%
                                                -------------------------------------      -------------------------------------
           Total loans                            102,166,268   6,903,103      9.03%         88,590,401    6,073,686      9.17%
                                                -------------------------------------      -------------------------------------
     TOTAL INTEREST EARNING ASSETS                150,915,473   9,267,089      8.21%        131,550,814    8,107,029      8.24%
     Cash and due from banks                        4,075,070                                 3,541,254
     Other assets                                   8,253,649                                 5,482,635
     Allowance for loan and lease losses           (1,456,618)                               (1,463,281)
                                                -------------------------------------      -------------------------------------
     TOTAL ASSETS                                 161,787,574                               139,111,422
                                                =====================================      =====================================

     LIABILITIES

     Interest-bearing liabilities

         Other Borrowed Funds                         128,205           -      0.00%                  -            -      0.00%
         Super NOW accounts                        16,803,546     374,322      2.98%         15,808,956      363,157      3.07%
         Money market deposit accounts             20,479,885     510,500      3.33%         18,821,907      473,213      3.36%
         Time, $100,000 or more                    13,704,210     541,440      5.28%         10,524,368      428,565      5.44%
         Other time deposits                       39,639,524   1,536,725      5.18%         29,852,205    1,182,867      5.30%
         IRA deposits                              14,646,788     591,871      5.40%         14,498,157      551,174      5.08%
         Savings deposits                          16,371,319     382,900      3.13%         12,440,318      297,305      3.20%
                                                -------------------------------------      -------------------------------------
     TOTAL INT-BEARING LIABILITIES                121,773,477   3,937,758      4.32%        101,945,911    3,296,281      4.32%
     Demand deposits                               15,888,969                                14,922,510
     Other liabilities                              1,525,799                                   806,638
                                                -------------------------------------      -------------------------------------
           Total liabilities                      139,188,245                               117,675,059
     Stockholders' equity                          22,599,329                                21,436,363
                                                -------------------------------------      -------------------------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       161,787,574                               139,111,422
                                                =====================================     ======================================
     Net interest income & interest rate spread                 5,329,331      3.89%                       4,810,748      3.92%
     Net interest income as a % of earning assets                              4.72%                                      4.89%
                                                =====================================     ======================================


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

                            ORGANIZATIONAL BACKGROUND

         On July 1, 1996, Shore Bancshares, Inc. (the Company) commenced operations as the parent company of its sole subsidiary, The Centreville National Bank of Maryland (the Bank) which has conducted the business of banking since 1876. Since the Bank is the primary possession of the Company, the assets and liabilities of the Company are made up almost entirely of the assets and liabilities of the Bank. The same is true for the income and expense of the Company. All data for the periods on and after July 1996 is presented in this analysis in consolidated form and is compared to like data for the Bank for prior years, restated to reflect the exchange of shares of Bank common stock for Company shares.

                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $1,640 thousand in net income for the nine months ended September 30, 1997 or $1.63 per share compared to the nine months ended September 30, 1996 net income of $1,755 thousand or $1.74 per share. Excluding the securities gain on the sale of investment securities of $204 thousand in 1996, net operating income in 1997 actually increased $89 thousand or 5.7% over the same period in 1996. Net interest income for September 30, 1997 increased $522 thousand over the prior year. In addition, year to date net income absorbed additional non-interest expense associated with the merger of Kent Savings and Loan Association (Kent)including goodwill amortization and in the third quarter, depreciation expense for the renovation of the Centreville office.

                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits. The quarter ended September 30, 1997 has been characterized by relatively stable interest rates at the Bank level. As a result of increased volume in the investment securities and loan portfolios and balance sheet growth resulting from the Kent purchase, the Bank's net interest income, on a fully tax-equivalent basis, increased in the first nine months of 1997 compared to the same period in 1996.

         Net interest income (on a tax equivalent basis) for September 30, 1997 increased by $519 thousand or 10.8% compared to the nine months ended September 30, 1996. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the nine months ended September 30, 1997 and 1996 was 3.89%, and 3.92%, respectively. Interest rate spread in 1997 improved in the third quarter, however, was still less than the prior year by .03% as a result of a decrease in yield on earning assets of .03% and no change in yield of interest bearing liabilities. Yield on deposits remained at the same level during the nine months ended September 30, 1997 compared to the same period in 1996. The decrease in asset yield is attributed to mortgage loan yield decreasing as a result of rate reductions on some loan products and a lower yielding portfolio purchased from Kent, offset by a higher yielding investment portfolio. A decrease in net interest margin was also reflected, however, this measure continues to improve as of the end of the third quarter. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. As of September 30, 1997, the net interest margin decreased to 4.72% from 4.89% as of September 30, 1996. See the table titled "Average Balances, Yields and Rates" for additional information.

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

                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         For the quarter ended September 30, 1997 and 1996, the Bank recorded net charge offs of $102 thousand and $2 thousand, respectively compared to net recoveries of $25 thousand for the year ended December 31, 1996. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 1997 and net recoveries in 1996.

         Gross charge offs as of September 30, 1997 amounted to $142 thousand, $41 thousand for the same period in 1996 and $78 thousand for the year ended 1996, the majority of which were installment loans. Efforts to collect charged off loans continue, but successes are rare as evidenced by the relatively low amount of recoveries, totaling only $40 thousand in 1997, $39 thousand for the same nine months in 1996 and $103 thousand for the year ended 1996.

         The provision for credit losses has followed the same general trend as the amount of charge offs. No provision for credit losses was charged to expense in 1997 or 1996. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.4 million as of September 30, 1997 represents 1.3% of gross loans. As of December 31, 1996 and September 30, 1996, the $1.5 million allowance for credit losses reflected 1.7% and 1.6%, respectively, of gross loans. The reduction in percentage of allowance to outstanding loans reflects improvements in credit quality achieved through better credit underwriting and more aggressive collection efforts and is further evidenced by lower past due loan totals. In management's opinion, the allowance for credit losses is adequate as of September 30, 1997.

         See Notes 3 and 4 in the Notes to Financial Statements.

                         NON-INTEREST INCOME AND EXPENSE

As of September 30, 1997 non-interest income reflects $208 thousand decrease compared to September 30, 1996 as a result of $204 thousand gain on sale of investment securities reflected as of September 30, 1996. Non-interest expense increased $435 thousand or 15.5% as of the same period last year. The increase reflects the cost of additional staff and overhead of the Kent Branch acquired in the purchase of Kent Savings and Loan Association. In addition, the second quarter of 1997 includes the costs of the merger. Amortization of intangibles also increased as goodwill from the merger is amortized over 15 years. In the nine months of 1997 costs have been added as the Company has invested in additional marketing programs and staff training programs. In addition, depreciation expense for the renovated office space in Centreville was recorded. The first phase was completed in September 1997.

                              INVESTMENT SECURITIES

         Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of income taxes. Investment securities classified as held-to-maturity are those that management has both the positive intent and ability to hold to maturity, and are reported at amortized cost. The Company does not currently follow a strategy of making securities purchases with a view to near-term sales, and, therefore, does not own trading securities, nor are derivatives used as investments. The Company manages the investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities.

         Total investment securities amounted to $45.3 million and $43.6 million as of September 30 1997 and December 31, 1996, respectively. The net increased level of investments in securities resulted primarily from the purchase of agency securities with funds borrowed from the Federal Home Loan Bank offset by the use of funds from matured or called securities for the purchase of Kent Savings and Loan Association.

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

         See Note 2 in the Notes to Financial Statements

                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Note 3 " Summary of Loan Portfolio" presents the composition of the Company's loan portfolio by significant concentration. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Company had no foreign loans in its portfolio as of September 30, 1997.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At September 30, 1997 and December 31, 1996, $432 thousand and $872 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $1.3 million as of September 30, 1997 and $1.8 million as of December 31, 1996. At September 30, 1997, the Bank had $3.7 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.

                                    DEPOSITS

         Deposit liabilities reflected 4% growth in the first nine months of 1997 in addition to the increase attributed to the Kent Savings and Loan Association acquisition. Savings, money market and NOW account deposits continue to be the main source of deposit growth, although non-interest bearing demand deposits have exhibited growth. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                              OTHER BORROWED FUNDS

         Other borrowed funds consist of an advance from the Federal Home Loan Bank of $5,000,000 at the end of the third quarter of 1997. These funds were utilized for securities purchases. See Note 5 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 in the Consolidated Financial Statements for a table reflecting the Bank's security portfolio's estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. As discussed above, an additional source is the Federal Home Loan Bank from which a $5,000,000 advance was outstanding at September 30, 1997. The purchase of Kent on April 1, 1997 reflects the use of funds primarily from Federal Funds which had been accumulated through investment security maturities and calls. During 1997, the Bank has met liquidity needs for daily operations and to fund increased loan demand through the use of funds from matured investment securities and by selling $2.9 million in U.S. Treasury and Government Securities. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $962 thousand or 4.3% in 1997 to $23.0 million at the end of the September 1997 from $22.1 million at December 31, 1996. Earnings of $1,640 thousand were the primary contributor to this increase. The change in unrealized gain (loss) on investments classified as available for sale accounted for a $17 thousand increase and dividends paid reduced stockholders' equity $695 thousand.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 3%. The leverage capital ratio at September 30, 1997 and 1996 was 12.4% and 15.4%, respectively and at December 31, 1996 was 14.9%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Bank's ratio at September 30, 1997 and 1996 was 23.3% and 27.6%, respectively and at December 31, 1996 was 28.2%. According to FDIC capital guidelines, the Bank is considered to be "Well Capitalized."

         Building and technological improvements continued in 1997. Renovations at the Commerce street location are expected to be completed by year end. Cost estimates anticipate a an amount close to $1 million which includes improvements, furniture and equipment.

         On December 5, 1996 the Bank entered into an agreement to acquire Kent Savings and Loan Association, F.A.(Kent Savings) of Chestertown, Maryland. The merger transaction was accounted for as a purchase. Under the terms of the agreement, the Bank paid approximately $5,100,000 for all of the outstanding shares of Kent Savings resulting in $2.1 million in goodwill to be amortized over 15 years. The Kent Savings shareholders met on March 17, 1997 and approved the merger. The effective date of the merger was April 1, 1997.

         Management knows of no other trend or event which will have a material impact on capital.

                                    PART II
                               OTHER INFORMATION

         Item 1. Legal Proceedings

                  None

         Item 2. Changes in Securities

                  None

         Item 3. Defaults Upon Senior Securities

                  None

         Item 4. Submission of Matters to a Vote of Security Holders

                  None

         Item 5. Other Information

                  None

         Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits - None

                  (b) No reports on Form 8K were filed during the third quarter of 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Dated:  November 12, 1997

                                       SHORE BANCSHARES, INC.

                                       /S/ CAROL I. BROWNAWELL
                                       -------------------------------
                                       CAROL I. BROWNAWELL

                                       Executive Vice President
                                       and Chief Financial Officer