Form 10-K
period 1997-12-31
SHORE BANCSHARES INC
filed 1998-03-30
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
               FOR ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                        Commission File Number: 0-22345

                             Shore Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

          Maryland                                             52-1974638
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

      109 North Commerce Street
       Centreville, Maryland                                    21617
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including are code:  (410) 758-1600

Securities registered under Section 12(b) of the Act:         None

Securities registered
under Section 12(g) of the Act:         Common Stock, Par Value $0.01
                                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___x__

The aggregate market value of Shore Bancshares, Inc. voting stock held by non-affiliates as of January 31, 1998 was $42,170,086, based on the sales price as of that date.

As of January 31, 1998, Shore Bancshares, Inc. had 1,007,424 shares of Common Stock $.01 Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV:           Portions of the Annual Shareholders Report for the
                           year ended December 31, 1997 (the "Annual Report".)

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 (the "Proxy Statement".)

PART I
                                     ITEM I

                                    BUSINESS

GENERAL

         Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, became a registered bank holding company on July 1, 1996 under the Bank Holding Company Act of 1956, as amended. The Company engages in its business through its sole subsidiary, The Centreville National Bank of Maryland (the "Bank"), a national banking association. The Company acquired the Bank through the merger of the Bank into an interim national banking association formed as a Company subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's stockholders on April 16, 1996. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for two shares of the Company's common stock. The Bank's charter was not affected by the merger. Currently, the Company has issued and outstanding 1,007,424 shares of common stock, par value $0.01 per share ("Shares"), held by 963 holders of record on March 7, 1998.

         The Company's and the Bank's main office is located at 109 North Commerce Street, Centreville, Queen Anne's County, Maryland. The Bank has five full service branch offices located in Centreville, Chestertown, Stevensville and Hillsboro, Maryland.

         As of December 31, 1997, the Company had assets of approximately $175.1 million, net loans of approximately $107.8 million, and deposits of $145.8 million. Stockholders' equity has continued to grow over the last five years and has increased $5.4 million (30.0%) over the preceding five years.

BANKING PRODUCTS AND SERVICES

         The Bank has been doing business in Maryland since 1876 and is engaged in both the commercial and consumer banking business. The Bank serves its customers through a network of five banking offices. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the services provided are checking accounts, savings and time accounts, safe deposit boxes, and installment and other personal loans, especially residential mortgages, as well as home equity loans, automobile and other consumer financing. As a convenience to its customers, the Bank offers Saturday banking hours, drive-thru teller windows, "Direct Dial," a telephone banking service, debit cards, and 24-hour automated teller machines at four of our branch locations.

         The Bank is also engaged in the financing of commerce and industry by providing credit and deposit services for small to medium sized businesses and for the agricultural community in the Bank's market area. The Bank offers many forms of commercial lending, including lines of credit, revolving credit, term loans, accounts receivable financing, and commercial real estate mortgage lending and other forms of secured financing. A full range of commercial banking services is offered, including the acceptance of checking and savings deposits.

         Additional types of real estate loans, discount brokerage services, credit cards and related services are also offered through affiliates or correspondent banks. The Bank does not offer trust services and does not engage in municipal trading services.


BANK SERVICE CORPORATIONS

         The Bank owns one-third of the outstanding common stock of two service corporations: The Delmarva Bank Data Processing Center, Inc. and The Eastern Shore Mortgage Corporation, both Maryland corporations. The Eastern Shore Mortgage Corporation, located in Easton, Maryland, is engaged in mortgage banking activities, including the origination of residential mortgage loans and the subsequent sale of the loans to permanent investors. Its primary customers are residents who live on Maryland's Eastern Shore. The Delmarva Bank Data Processing Center, Inc., also located in Easton, Maryland, provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia.

EXPANSION ACTIVITIES

         On December 5, 1996, the Bank entered into a merger agreement with Kent Savings & Loan Association, F.A.

("Kent Savings"), a federal savings and loan association located in Chestertown, Maryland, with the Bank as the surviving financial institution. Under the terms of the agreement, the Bank paid approximately $5.1 million in cash for all of the 140,305 shares of outstanding common stock of Kent Savings. At March 31, 1997, total assets of Kent Savings were $24.1 million and total stockholders' equity was approximately $2.9 million. The merger was approved by the appropriate federal regulators. The merger required the approval of stockholders of Kent Savings, which approval was given at their annual meeting on March 17, 1997. The merger was consummated on April 1, 1997.

SEASONALITY

         The management of the Bank does not believe that the deposits or the business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

EMPLOYEES

         As of December 31, 1997, the Bank employed 71 individuals, 11 of whom worked part-time.

DEPOSITS

         No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. On December 31, 1997, the Bank had approximately 1,400 deposit customers representing $145.8 million in deposits.

COMMITMENTS

         As of the end of the last two fiscal years the Bank had the following commitments to lend:


-------------------------------------------------------------------------------------------
                                                    % of                             % of
                                  12/31/97          Total          12/31/96          Total
-------------------------------------------------------------------------------------------
                               (in thousands)                   (in thousands)
Standby Letters of Credit          $ 1,770          12.59%          $ 1,786          13.45%
Commitments to Grant Loans          12,293          87.41            11,491          86.55
-------------------------------------------------------------------------------------------

         Total                     $14,063         100.00%          $13,277         100.00%


         The above commitments are firm. The Bank expects approximately $4,000,000 of the commitments to lend described above to be funded within the current year.


COMPETITION

         The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies on goodwill and referrals from satisfied customers as well as traditional media advertising to attract new customers. To enhance a positive image in the community, the Bank supports and participates in many local events. Employees, officers, and Directors represent the Bank on many boards and local civic and charitable organizations.

         The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries.

         Recent changes in federal banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, as of June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes may result in an even greater degree of competition in the banking industry and the Company and the Bank may be brought into competition with institutions with which it does not presently compete.

         Regional and local banks dominate the banking industry in Centreville, Chestertown, Stevensville, and the Hillsboro areas where the Bank maintains offices. The Bank competes for deposits and loans with these institutions and with credit unions, savings institutions, insurance companies, and mortgage companies, as well as other companies that offer financial services. To attract new business and retain existing customers, the Bank offers a wide range of banking products and services and relies on local promotional activity, personal contact by its officers, staff, and Directors, referrals by current customers, extended banking hours, and personalized service.

         As of June 30, 1997, the most recent date for which comparative data is available, bank deposits in Queen Anne's County (where the Bank's main office, Centreville branch and Stevensville branch are located), Caroline County, Maryland (where the Bank's Hillsboro branch is located), and Kent County (where the Bank's Kent branch is located) ranked as follows:

------------------------------------------------------------------------------
                                                                        % of
Queen Anne's County                                  Deposits           Total
------------------------------------------------------------------------------
                                                  (in thousands)
The Queenstown Bank of Maryland                      $124,494           34.99%
THE CENTREVILLE NATIONAL BANK OF MARYLAND             113,373           31.87
The Chestertown Bank of Maryland                       34,721            9.76
NationsBank, N.A.                                      31,217            8.77
The First National Bank of Maryland                    21,551            6.06
Farmers Bank of Maryland                               16,907            4.75
Annapolis National Bank                                13,517            3.80
------------------------------------------------------------------------------

     Total                                           $355,780          100.00%
------------------------------------------------------------------------------
SOURCE: FDIC DATA BOOK


------------------------------------------------------------------------------
                                                                        % of
Caroline County                                      Deposits           Total
------------------------------------------------------------------------------
                                                 (in thousands)
The Peoples Bank of Maryland                         $ 72,104           29.94%
Provident State Bank of Preston                        58,259           24.19
The First National Bank of Maryland                    40,663           16.88
The Caroline County Bank                               26,242           10.89
NationsBank, N.A.                                      16,008            6.65
Bank of Maryland                                       15,594            6.47
THE CENTREVILLE NATIONAL BANK OF MARYLAND              11,985            4.98
------------------------------------------------------------------------------

     Total                                           $240,855          100.00%
------------------------------------------------------------------------------
SOURCE: FDIC DATA BOOK

------------------------------------------------------------------------------
                                                                        % of
Kent County                                          Deposits           Total
------------------------------------------------------------------------------
                                                  (in thousands)
The Chestertown Bank of Maryland                     $106,342           34.18%
Peoples Bank of Kent County                            95,343           30.64
The Chesapeake Bank and Trust Company                  41,574           13.36
Farmers Bank of Maryland                               20,765            6.67
THE CENTREVILLE NATIONAL BANK OF MARYLAND              20,158            6.48
Crestar Bank                                           16,482            5.30
Signet                                                 10,467            3.37
------------------------------------------------------------------------------

     Total                                           $311,131          100.00%
------------------------------------------------------------------------------
SOURCE: FDIC DATA BOOK

SUPERVISION AND REGULATION

         GENERAL. The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

         FEDERAL BANK HOLDING COMPANY REGULATION AND STRUCTURE. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Federal Reserve Board ("FRB"). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Company and its subsidiaries.

         With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days' written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

         Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

         Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the Federal Deposit Insurance Corporation ("FDIC") can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

         FEDERAL BANK REGULATION. The Company's banking subsidiary is a federally-chartered national bank regulated by the Office of Comptroller of the Currency ("OCC"). The OCC may prohibit the institutions over which it has supervisory authority from engaging in activities or investments that the agency believes constitutes unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

         The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount which may be loaned to any one customer and its related interests to capital levels.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions. See "Capital Requirements."

         Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements and the Bank must obtain OCC approval.


         DEPOSIT INSURANCE. As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act"), included provisions that, among other things, recapitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. As a result of the merger of Kent Savings into the Bank, approximately $20.8 million of the Bank's deposits are assessed at SAIF rates. The SAIF assessment rates are determined quarterly and the SAIF is also administered by the FDIC.

         CAPITAL REQUIREMENTS. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. For bank holding companies with less than $150,000,000 in consolidated assets, the guidelines are applied on a bank-only basis.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 1997, the Bank's ratio of Tier 1 to risk-weighted assets stood at 22.66% and its ratio of total capital to risk-weighted assets stood at 23.91%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3%. As of December 31, 1997, the Bank's leverage capital ratio was 12.16%.

         In August, 1995 and May, 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Company does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

         Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "--Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums. See "Deposit
Insurance."

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is currently classified as "well-capitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

         FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

         INTERSTATE BANKING LEGISLATION. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective on September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995.

         MONETARY POLICY. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. These methods used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The money policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Statistical Information:

         The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below. The information should be read in conjuction with the related Consolidated Financial Statements and Notes thereto for the year ended December 31, 1997.

Table of Contents:                                                Page

Average Balances, Yields, and Rates                                 9
Rate and Volume Variance Analysis                                  10
Interest Rate Sensitivity Analysis                                 11
Investment Securities                                              12
Investment Securities Portfolio Analysis                           12
Summary of Loan Portfolio                                          13
Maturities of Loan Portfolio                                       13
Risk Elements of Loan Portfolio                                    14
Analysis of the Allowance for Credit Losses                        14
Allocation of the Allowance for Credit Losses                      14
Maturity of Time Certificates of Deposit $100,000 or More          15
Summary of Significant Ratios                                      15

AVERAGE BALANCES, YIELDS, AND RATES
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                       FOR THE YEAR ENDED DECEMBER 31, 1997        For the Year Ended December 31, 1996
-------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE          INCOME/       YIELD/       Average          Income/       Yield/
                                        BALANCE          EXPENSE        RATE        Balance          Expense        Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
 Money market investments:
   Federal funds sold                 $  6,493,959     $    354,331     5.46%     $  7,095,343     $    378,246     5.33%
 Investment securities:
   U.S. Treasury securities and
     obligations of U.S. government
     agencies                           32,996,468        2,102,149     6.37        27,640,017        1,703,420     6.16
   Obligations of States and
     political subdivisions(1)           8,858,428          673,659     7.60         8,896,963          683,213     7.68
   All other investment securities       2,396,970          143,558     5.99         1,387,606           91,075     6.56
-------------------------------------------------------------------------------------------------------------------------
       Total investment securities      44,251,866        2,919,366     6.60        37,924,586        2,477,708     6.53
 Loans, net of unearned income(2)(3)
   Commercial loans                      9,293,896          982,599    10.57        10,263,061        1,074,769    10.47
   Installment loans                     5,264,677          536,637    10.19         5,097,131          512,414    10.05
   Mortgage loans                       89,183,164        7,827,395     8.78        73,406,929        6,516,800     8.88
-------------------------------------------------------------------------------------------------------------------------
       Total loans                     103,741,737        9,346,631     9.01        88,767,121        8,103,983     9.13
-------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EARNING ASSETS          154,487,562     $ 12,620,328     8.17%      133,787,050     $ 10,959,937     8.19%
Cash and due from banks                  4,012,120                                   3,589,220
Other assets                             8,641,143                                   5,503,965
Allowance for loan and lease losses     (1,445,147)                                 (1,469,856)
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $165,695,678                                $141,410,379
=========================================================================================================================
LIABILITIES
Interest-bearing liabilities
   Super NOW accounts                 $ 17,214,551     $    510,209     2.96%     $ 16,022,439     $    489,828     3.06%
   Money market deposit account         21,027,750          702,261     3.34        19,112,185          639,654     3.35
   Time, $100,000 or more               13,297,892          704,290     5.30        11,632,139          633,460     5.45
   Other time deposits                  41,023,454        2,135,522     5.21        30,099,425        1,582,081     5.26
   IRA deposits                         14,732,561          796,760     5.41        14,451,599          738,622     5.11
   Savings deposits                     16,636,078          521,015     3.13        12,324,479          392,334     3.18
   Other borrowed funds                  1,356,164           77,825     5.74                --               --       --
-------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES     125,288,450        5,447,882     4.35%      103,642,266        4,475,979     4.32%
Demand deposits                         16,216,396                                  15,303,365
Other liabilities                        1,401,009                                     838,440
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities               142,905,855                                 119,784,071
Stockholders' equity                    22,789,823                                  21,626,308
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                               $165,695,678                                $141,410,379
=========================================================================================================================
Net interest income and interest
  rate spread                                          $  7,172,446     3.82%                      $  6,483,958     3.87%
Net interest income as a percent of
 earning assets                                                         4.64%                                       4.85%
=========================================================================================================================

                                      For the Year Ended December 31, 1995
-----------------------------------------------------------------------------
                                       Average          Income/       Yield/
                                       Balance          Expense        Rate
-----------------------------------------------------------------------------
ASSETS
Interest earning assets:
 Money market investments:
   Federal funds sold                $  2,354,943     $    137,734     5.85%
 Investment securities:
   U.S. Treasury securities and
     obligations of U.S. government
     agencies                          34,441,007        2,063,641     5.99
   Obligations of States and
     political subdivisions(1)         10,025,129          822,951     8.21
   All other investment securities      1,288,757           92,872     7.21
-----------------------------------------------------------------------------
       Total investment securities     45,754,893        2,979,464     6.51
 Loans, net of unearned income(2)(3)
   Commercial loans                    11,031,642        1,156,962    10.49
   Installment loans                    4,217,507          437,422    10.37
   Mortgage loans                      69,008,142        6,077,576     8.81
-----------------------------------------------------------------------------
       Total loans                     84,257,291        7,671,960     9.11
-----------------------------------------------------------------------------
TOTAL INTEREST EARNING ASSETS         132,367,127     $ 10,789,158     8.15%
Cash and due from banks                 3,431,939
Other assets                            4,984,475
Allowance for loan and lease losses    (1,470,381)
-----------------------------------------------------------------------------
TOTAL ASSETS                         $139,313,160
=============================================================================
LIABILITIES
Interest-bearing liabilities
   Super NOW accounts                $ 14,763,485     $    458,095     3.10%
   Money market deposit account        20,708,692          704,005     3.40
   Time, $100,000 or more              13,801,000          650,745     4.72
   Other time deposits                 26,826,207        1,370,902     5.11
   IRA deposits                        14,038,374          804,030     5.73
   Savings deposits                    13,868,563          456,851     3.29
   Other borrowed funds                   817,945           52,236     6.39
-----------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES    104,824,266        4,496,864     4.29%
Demand deposits                        13,400,204
Other liabilities                         770,078
-----------------------------------------------------------------------------
       Total liabilities              118,994,548
Stockholders' equity                   20,318,612
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                              $139,313,160
=============================================================================
Net interest income and interest
  rate spread                                         $  6,292,294     3.86%
Net interest income as a percent of
 earning assets                                                        4.75%

=============================================================================
1. All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusinve of the alternative minimum tax rate of 34% and nondeductible interest expense.

2. Loan fee income is included in interest income for each loan category and yields are stated to include all. Fees approximated $84,000, $88,000, and $72,000 for 1997, 1996, and 1995, respectively.

3. Balances of nonaccrual loans and related income have been included for computational purposes.

RATE AND VOLUME VARIANCE ANALYSIS
(UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                      1997 COMPARED TO 1996                  1996 compared to 1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                 CHANGE DUE TO                           Change due to
                                                INCREASE                                Increase
INTEREST INCOME                                (DECREASE)      RATE(2)     VOLUME      (Decrease)      Rate(2)      Volume
-----------------------------------------------------------------------------------------------------------------------------
Federal funds sold                             $ (23,915)    $  8,144    $  (32,059)   $ 240,512     $(36,741)     $ 277,253
-----------------------------------------------------------------------------------------------------------------------------
Total money market investments                   (23,915)       8,144       (32,059)     240,512      (36,741)       277,253
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations
  of U.S. government agencies                    398,729       68,618       330,111     (360,221)      47,282       (407,503)
Tax-exempt obligations of State and
  political subdivisions(1)                       (9,554)      (6,595)       (2,959)    (139,738)     (47,128)       (92,610)
All other investment securities                   52,483      (13,766)       66,249       (1,797)      (8,920)         7,123
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities                      441,658       48,257       393,401     (501,756)      (8,766)      (492,990)
-----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                 (92,170)       9,323      (101,493)     (82,193)      (1,587)       (80,606)
Installment loans                                 24,223        7,380        16,843       74,992      (16,239)        91,231
Mortgage loans                                 1,310,595      (89,962)    1,400,557      439,224       51,821        387,403
-----------------------------------------------------------------------------------------------------------------------------
Total loans(3)                                 1,242,648      (73,259)    1,315,907      432,023       33,995        398,028
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                          $1,660,391    $(16,858)   $1,677,249    $ 170,779     $(11,512)     $ 182,291
=============================================================================================================================
INTEREST EXPENSE
Super NOW accounts                             $  20,381     $(16,064)   $   36,445    $  31,733     $ (7,331)     $  39,064
Money market deposit accounts                     62,607       (1,504)       64,111      (64,351)     (10,077)       (54,274)
Time deposits of $100,000 or more                 70,830      (19,883)       90,713      (17,285)      84,981       (102,266)
Other time deposits                              553,441      (20,746)      574,187      211,179       43,907        167,272
IRA deposits                                      58,138       43,778        14,360      (65,408)     (89,075)        23,667
Savings deposits                                 128,681       (8,573)      137,254      (64,517)     (13,653)       (50,864)
Other borrowed funds                              77,825           --        77,825      (52,236)          --        (52,236)
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                         $ 971,903     $(22,992)   $  994,895    $ (20,885)    $  8,752      $ (29,637)
=============================================================================================================================
Net interest margin/income                     $ 688,488     $  6,134    $  682,354    $ 191,664     $(20,264)     $ 211,928
=============================================================================================================================

1. Income and yields are computed on a tax equivalent basis using the statutory federal income tax rate of 34%, exclusive of the alternative minimum tax and nondeductible interest expense.

2. Variances caused by the change in yield/rate times the average balance are allocated to rate.

3. Balances of nonaccrual loans and related income have been included for computational purposes.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1997
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       AFTER 3    AFTER 1                   NON -     TOTAL
                                                      MONTHS -     YEAR -                 INTEREST     ALL
                                            WITHIN     WITHIN      WITHIN      AFTER     SENSITIVE  CATEGORIES
                                           3 MONTHS    1 YEAR     5 YEARS     5 YEARS      FUNDS
                                          ---------- ---------- ----------- ----------- ----------- ----------
ASSETS
----------------------------------------
Loans                                       $17,347    $7,101     $45,879     $39,004     ($1,567)   $107,764

Taxable Investment Securities                 4,342     6,691      19,198       6,849                  37,080

Non-taxable Investment Securities               110     1,117       4,443       4,037                   9,707

Investments in Equity Securities                887                                         1,068       1,955

Federal Funds Sold                            3,504                                                     3,504

Non-interest earning assets                                                                15,105      15,105
                                           --------  --------    --------     -------    --------    --------
  TOTAL ASSETS                               26,190    14,909      69,520      49,890      14,606     175,115
                                           --------  --------    --------     -------    --------    --------


LIABILITIES
----------------------------------------

Time Certificates of Deposit over $100,000    2,360     5,613       5,501                              13,474

All Other Time Deposits                      14,440    19,621      23,800                              57,861

Savings and Money Market Deposits            37,575                                                    37,575

Interest-bearing Transaction                 19,176                                                    19,176

Other borrowed funds                                                5,000                               5,000

Noninterest-bearing Liabilities                                                            18,514      18,514
                                           --------  --------    --------     -------    --------    --------
  TOTAL LIABILITIES                          73,551    25,234      34,301           0      18,514    $151,600
                                           --------  --------    --------     -------    --------    --------

NET (ASSETS LESS LIABILITIES)              ($47,361) ($10,325)    $35,219     $49,890     ($3,908)
                                           ========  ========    ========     =======    ========

NET (CUMULATIVE)                           ($47,361) ($57,686)   ($22,467)    $27,423     $23,515
                                           ========  ========    ========     =======    ========

RSA-RSL (CUMULATIVE) /
  TOTAL ASSETS                              -27.05%   -32.94%     -12.83%      15.66%      13.43%
                                           ========  ========    ========     =======    ========



                       Interest Rate Sensitivity Analysis
                                  Assumptions

Fixed rate loans are grouped in the appropriate category based on scheduled amortization. Variable rate loans are classified based on the next available repricing opportunity. Noninterest sensitive loans consists of the net of nonaccrual loans, allowance for credit losses and deferred fees and costs.

Taxable and nontaxable investment securities are categorized by final maturity date or, if applicable, a definite call date.

Investment in equity securities within three months consists of a U.S. Government Securities Mutual Fund. Noninterest sensitive funds combines Federal Reserve Bank and Federal Home Loan Bank of Atlanta stocks.

Time deposits with contractual maturities are categorized based on the effective maturity of the deposit.

Savings, money market and interest-bearing transaction accounts are assumed to be subject to repricing within a year, and generally within three months of a rate change, based on the Company's historical experience.

                             Investment Securities
                                 (In Thousands)

                                                         Fair Value
                                                         December 31,
                                                       1997       1996
                                                    --------------------
Available for Sale
  U.S. Treasury Securities                            $7,014     $9,458
  Obligations of U.S. Government agencies and
    corporations                                         475          -
  U.S. Government Securities Mutual Funds                887        870
  Federal Reserve Bank and Federal Home Loan
     Bank of Atlanta stock                             1,068        863
                                                    --------------------

     Total Available for Sale                          9,444     11,191
                                                    --------------------

                                                        Amortized Cost
                                                         December 31,
                                                       1997       1996
                                                    --------------------
Held to Maturity
  Obligations of U.S. Government and other
    government agencies and corporations              29,088     23,065
  Obligations of states and political subdivisions    10,210      9,397
                                                    --------------------

     Total Held to Maturity                           39,298     32,462
                                                    --------------------

Total Investment Securities                          $48,742    $43,653
                                                    ====================



                    Investment Securities Portfolio Analysis
                               December 31, 1997
                                 (In Thousands)

AVAILABLE FOR SALE

                                                                       ========================
                       ============================================     U.S. Govt. Agencies     =====================   ==========
                           U.S. Treasury       U.S. Govt. Agencies    Securities Mutual Fund       Other Securities
                          Book    Avg.T.E.       Book     Avg.T.E.        Book    Avg.T.E.          Book     Avg.T.E.      Total
Description & Term       Value     Yield        Value      Yield         Value     Yield           Value      Yield        Value
------------------     =====================  =====================  ========================   =====================   ==========
0 - 3 Months            $1,992       6.04          99        6.22             0       N/A               0        N/A        $2,091
3 - 6 Months                 0        N/A           0         N/A             0       N/A               0        N/A             0
6 - 12 Months                0        N/A           0         N/A             0       N/A               0        N/A             0
1 - 3 Years              4,974       6.32           0         N/A             0       N/A               0        N/A         4,974
3 - 4 Years                  0        N/A          47        6.75             0       N/A               0        N/A            47
4 - 5 Years                  0        N/A           0         N/A             0       N/A               0        N/A             0
5 - 10 Years                 0        N/A          70        7.34             0       N/A               0        N/A            70
10 - 30 Years                0        N/A         249        7.50         1,010      7.33           1,068       6.88         2,327
                       ----------------------  ---------------------  ------------------------  ---------------------   ----------
          Total         $6,966       6.09        $465        7.38        $1,010      7.33          $1,068       6.88         9,509
                       ======================  =====================  ========================  =====================   ==========

HELD TO MATURITY

                                              ======================  ========================  =====================   ==========
                                               U.S. Govt. Agencies          Municipals          Municipals - In State
                                                 Book     Avg.T.E.        Book    Avg.T.E.          Book     Avg.T.E.      Total
Description & Term                              Value      Yield         Value     Yield           Value      Yield        Value
------------------                            ======================  ========================  ======================   ==========
0 - 3 Months                                   $2,244        5.69          $110      5.76              $0        N/A         $2,354
3 - 6 Months                                    2,199        5.67           250      5.68              85       8.11          2,534
6 - 12 Months                                   3,990        5.65         1,234      7.34              50      11.45          5,274
1 - 3 Years                                     3,495        6.18         2,239      7.82           1,085       7.98          6,819
3 - 4 Years                                     4,980        6.36             0       N/A             202       6.60          5,182
4 - 5 Years                                     5,661        6.45             0       N/A             917       7.50          6,578
5 - 10 Years                                    6,519        6.73         2,230      6.87           1,146       8.20          9,895
10 - 30 Years                                       0         N/A           662      7.22               0        N/A            662
                                              ----------------------  ------------------------   ---------------------   ----------
               Total                          $29,088        6.23        $6,725      7.16          $3,485       7.90         39,298
                                              ======================  ========================   =====================   ==========

The above yields have been adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34% and a state tax rate of 7%.

                           Summary Of Loan Portfolio
                                 (In Thousands)

                                       Loans Outstanding as of December 31,
                                   ------------------------------------------
                                             1997            1996
                                         -----------     -----------

                                            Amount          Amount
                                         -----------     -----------
Real Estate:
  Construction and land development          $2,946          $3,264
  Commercial                                 12,973          10,935
  Residential                                78,273          60,490
Commercial                                    8,353           7,739
Consumer                                      6,622           6,465

                                         -----------     -----------
    TOTAL                                  $109,167         $88,893
                                         ===========     ===========




                          Maturities Of Loan Portfolio
                               December 31, 1997
                                 (In Thousands)

                                                Maturing
                                     Maturing   After One   Maturing
                                      Within   But Within  After Five
                                     One Year  Five Years     Years     Total
                                     -------------------------------------------
Real Estate:
  Construction and land development  $  2,867    $     79   $      -   $   2,946
  Commercial                            6,605       3,242      2,953      12,800
  Residential                           7,595      34,631     36,220      78,446
Commercial                              4,401       3,259        693       8,353
Consumer                                1,449       4,582        591       6,622
                                     -------------------------------------------
    TOTAL                            $ 22,917    $ 45,793   $ 40,457   $ 109,167
                                     ===========================================


       Classified by Sensitivities of Loans to Changes in Interest Rates

Fixed - Interest Rate Loans          $  3,144    $ 15,490   $ 33,754   $  52,388
Adjustable - Interest Rate Loans       21,481      30,303      4,995      56,779
                                     -------------------------------------------

    TOTAL                            $ 24,625    $ 45,793   $ 38,749   $ 109,167
                                     ===========================================

                        Risk Elements Of Loan Portfolio
                                 (In Thousands)

                                                    December 31,
                                                 1997         1996
                                                -------------------

Non-accrual loans                                $199         $872
Accruing loans past due 90 Days or more           251          590
Restructured loans                                209            0



Information with respect to non-accrual loans at December 31, 1997:

Non-accrual loans                                                        $199
Interest income that would have been recorded under original terms:        33
Interest income recorded during the period                                 27

                  Analysis of the Allowance for Credit Losses
                                 (In Thousands)

                                                    For the Years Ended December 31,
                                                            1997        1996
                                                        ---------------------
Balance at beginning of period                             $1,503      $1,479

Charge-offs:
 Real Estate:
    Construction and land development                           0           0
    Commercial                                                  0           0
    Residential                                                22          10
 Commercial                                                    37           5
 Consumer installment                                          99          63
                                                        ---------------------
                                                              158          78
                                                        ---------------------

Recoveries:
 Real Estate:
    Construction and land development                           0           0
    Commercial                                                  0           0
    Residential                                                 0          10
 Commercial                                                     4          67
 Consumer installment                                          40          25
                                                        ---------------------
                                                               44         102
                                                        ---------------------

Net charge-offs (recoveries)                                  114         (24)

Provision for credit losses                                     0           0

Allowance aquired                                              15           0
                                                        ---------------------
Balance at end of period                                   $1,404      $1,503
                                                        =====================


Average daily balance of loans                           $103,742     $88,767

Ratio of net charge-offs to average loans outstanding       0.11%      (0.03%)




                 Allocation of the Allowance for Credit Losses
                                 (In Thousands)

                                                             Percent of loans                       Percent of loans
                                            December 31,     in each category      December 31,     in each category
                                                1997          to total loans           1996          to total loans
                                           ----------------------------------------------------------------------------
Real Estate:
  Construction and land development              $38                2.70%               $41                 3.67%
  Commercial                                     518               11.88%               137                12.30%
  Residential                                     47               71.70%                36                68.05%
Commercial                                       194                7.65%               502                 8.71%
Consumer                                         112                6.07%                95                 7.27%
Unallocated                                      495                  N/A               692                   N/A
                                           ----------------------------------------------------------------------------
    TOTAL                                     $1,404              100.00%            $1,503               100.00%
                                           ============================================================================

           Maturity of Time Certificates of Deposit $100,000 or More
                                 (In Thousands)

                                           December 31,       December 31,
                                              1997               1996
                                         -----------------------------------

Three months or less                          $2,360             $7,769
Three months through six months                2,245              2,776
Six months through twelve months               3,368              2,196
Over twelve months                             5,501              3,939

                                         -----------------------------------
      TOTAL                                  $13,474            $16,680
                                         ===================================




                          Summary of Signifcant Ratios

                                                           1997       1996
                                                         ---------------------

Return on average total assets                              1.43%      1.63%
Return on average total equity                             10.40%     10.67%
Dividend payout ratio                                      41.28%     40.17%
Total average equity to total average assets ratio         13.75%     15.29%



                                                           1997       1996      1995       1994       1993
                                                         ----------------------------------------------------
Allowance for credit losses to non-performing loans       311.94%    102.82%    83.72%     77.44%     55.85%





                                     ITEM 2
                                   PROPERTIES

         The Bank owns real property at the location of its main office at 109 North Commerce Street, Centreville, Maryland 21617, and at its four branch locations at 2609 Centreville Road, Centreville, Maryland 21617 ("Route 213 South Branch Office"), 408 Thompson Creek Road, Stevensville, Maryland 21666 ("Stevensville Branch Office"), at 21913 Shore Highway, Hillsboro, Maryland 21614 ("Hillsboro Branch Office") and 305 East High Street, Chestertown, Maryland("Kent Branch Office".) There are no encumbrances on any of these properties. The Company owns no real property.


                                     ITEM 3
                               LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company, the Bank, or its subsidiaries is a party or of which any of their properties is subject. Management is not aware of any material proceedings to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five (5) percent of the Company's Shares, or any associate of any such Director, officer, or securing holder is a party.


                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies.


PART II

                                     ITEM 5

     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The sections entitled "Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters" and "Market Information" on page 36 of the Annual Report is hereby incorporated by reference.

         For information regarding regulatory restrictions on the Bank's and, therefore, the Company's payment of dividends, see Note 16 "Regulatory Matters" on page 30 of the Annual Report, which is hereby incorporated by reference.


                                     ITEM 6
                            SELECTED FINANCIAL DATA

         The table entitled "Selected Financial Data" on page 1 of the Annual Report is hereby incorporated by reference.


                                     ITEM 7
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION
                            AND FINANCIAL CONDITION

         Pages 5 through 11 of the Annual Report are hereby incorporated by reference.


                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the market risk of the Company's financial instruments, see "Management Discussion and Analysis of Results of Operation and Financial Condition - Market Risk Management" on page 10 of the Annual Report and hereby incorporated by reference. The Company's principal market risk exposure is to interest rates.



                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 12 through 33 of the Annual Report are hereby incorporated by reference.


                                     ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors of the Company, upon recommendation of the Bank's Audit/Compliance Committee, proposed and recommended the election of Stegman & Company as independent certified public accountants to make an examination of the accounts of the Company and the Bank for the year ending December 31, 1997. Stegman and Company served as the Company's and the Bank's independent public auditor for 1996.

         Trice and Geary served as the Bank's independent public auditor for 1995, before the formation of the Company. In 1995, Trice and Geary performed various professional services for the Bank, including completion of the audit of financial statements for 1995 and preparation of corporate tax returns.

         On October 31, 1995, the Bank's Board of Directors, upon the recommendation of the Audit/Compliance Committee, selected Stegman and Company effective April 16, 1996 to audit the books of the Company and its subsidiaries for the year ending December 31, 1996, to report on the consolidated statements of financial position and related statements of earnings of the Company and its subsidiaries, and to perform such other accounting services as may be required by the Board of Directors. The Company has been advised by Stegman and Company that the firm did not have any direct financial interest or any material indirect financial interest in the Company and its subsidiaries in 1996 or currently.

         There were no disagreements with Trice and Geary on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. For the year ended December 31, 1995, its audit report did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.



PART III


                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference in the section entitled "Election of Directors" on pages 3 and 4 and section entitled "Executive Officers" on page 6 in the Proxy Statement as filed with the Securities and Exchange Commission March 23, 1998.


                                    ITEM 11
                             EXECUTIVE COMPENSATION

         Incorporated by reference in the section entitled "Executive Compensation" on pages 6 and 7 in the Proxy Statement as filed with the Securities and Exchange Commission March 23, 1998.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference in the section entitled "Beneficial Ownership of Common Stock" on pages 1 and 2 in the Proxy Statement as filed with the Securities and Exchange Commission March 23, 1998.


                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference in the section entitled "Election of Directors" on page 4 in the Proxy Statement as filed with the Securities and Exchange Commission March 23, 1998.


PART IV
                                    ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1), (2)       Financial Statements

         The following consolidated financial statements included in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8 of this Report.

         The following financial statements are filed as a part of this report:

         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Notes to the Consolidated Financial Statements

         Independent Auditors' Report

         All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

(a)      Exhibits Required to be Filed by Item 601 of Regulation S-K

                                 EXHIBIT INDEX

         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
                  (2.1)      Plan of Reorganization and Agreement to Merge dated
March 15, 1996, is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345).

                  (2.2)      Merger Agreement dated December 5, 1996 among Kent
Savings and Loan Association, F.A., The Centreville National Bank of Maryland, and the Company is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345).

         (3)      Charter and Bylaws

                  (3.1) Articles of Incorporation of the Company are incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345).

                  (3.2) Bylaws of the Company is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345)

         (13)     1997 Annual Report filed herewith.

         (16) Letter re: Change in Certifying Accountants is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345)

         (21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22523)

         (27)     Financial Data Schedule is filed electronically herewith via
EDGAR.

         (b)      Reports on Form 8-K

                           None

         (c)      Exhibits to Item 601 to Regulation S-K

         See the Exhibits described in Item 14(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements in Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 17, 1998 by the undersigned, thereunto duly authorized.

                                                        SHORE BANCSHARES, INC.


                                                        /s/ Daniel T. Cannon
                                                        _____________________
                                                        Daniel T. Cannon
                                                        President


                                                        /s/ Carol I. Brownawell
                                                        _____________________
                                                        Carol I. Brownawell
                                                        Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 1998.

/s/ Sydney G. Ashley                Director
_________________________

/s/ J. Robert Barton                Director
_________________________

/s/ David C. Bryan                  Director
_________________________

/s/ Daniel T. Cannon                Director
_________________________

/s/ B. Vance Carmean, Jr.           Director
_________________________

/s/ Mark M. Freestate               Director
_________________________

/s/ Neil R. LeCompte                Director
_________________________

/s/ Jerry F. Pierson                Director
_________________________

/s/ Wm. Maurice Sanger              Director
_________________________

/s/ Walter E. Schmidt               Director
_________________________