Form 10-Q
period 1998-03-31
SHORE BANCSHARES INC
filed 1998-05-15
CIK 1035092

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

                      FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-22345

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. YES _X_   NO___

   Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               As of May 8, 1998, there were 2,014,848 shares of
                   Common Stock $0.01 Par Value outstanding.
                 This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets --March 31, 1998 and  December 31, 1997

         Statements of Income -- Three months ended March 31, 1998 and 1997

         Statements of Cash Flows -- Three months ended March 31, 1998 and 1997 and the twelve months ended December 31, 1997

         Notes to Financial Statements - March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION



CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                      March 31,     December 31,
 Dollars in thousands                                   1998           1997
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS
  Cash and due from banks                            $   5,538        $ 5,092
  Federal funds sold                                    12,155          3,504
  Securities (Note 2)
      Held to Maturity                                  33,017         39,298
      Available for Sale                                 9,351          9,444
  Loans, less allowance for credit losses
    (Note 3 and 4)                                     105,165        107,764
  Premises and fixed assets                              3,277          3,259
  Investments in unconsolidated subsidiaries             1,188          1,187
  Accrued interest receivable                              776          1,476
  Goodwill                                               2,051          2,088
  Net deferred taxes and other assets                    2,492          2,003
                                                     ----------     ----------
    TOTAL ASSETS                                     $ 175,010      $ 175,115
                                                     ==========     ==========

LIABILITIES
  Deposits
    Non-interest bearing demand                      $  15,854       $ 17,727
    Interest bearing transaction                        18,186         19,176
    Savings and money market                            38,341         37,575
    Time, $100,000 or more                              13,845         13,474
    Other time                                          59,097         57,861
                                                     ----------     ----------

      Total deposits                                   145,323        145,813
                                                     ----------     ----------

  Long term debt (Note 5)                                5,000          5,000
  Accrued interest payable                                 197            189
  Other liabilities                                        751            598
                                                     ----------     ----------

                                                         5,948          5,787
                                                     ----------     ----------

      Total liabilities                                151,271        151,600
                                                     ----------     ----------

COMMITMENTS

EQUITY CAPITAL
  Common stock, par value $.01; authorized
    10,000,000 shares, issued and outstanding
    2,014,848 shares                                        20             10
  Surplus                                               10,064         10,064
  Retained earnings                                     13,690         13,480
  Accumulated other comprehensive income                   (35)           (39)
                                                     ----------     ----------

    Total stockholders' equity                          23,739         23,515
                                                     ----------     ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 175,010      $ 175,115
                                                     ==========     ==========



See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                                     Quarter          Quarter
Dollars in thousands except per share data       Ended            Ended
                                                March 31,        March 31,
                                                  1998             1997
                                               ---------------------------
INTEREST INCOME

  Interest and fee income on loans             $    2,438       $    1,961
  Interest and dividends on securities
    U.S. Treasury and U.S. Govt agencies              520              506
    States and political subdivisions
      Taxable securities                               10               10
      Tax-exempt securities                           122              107
    Other securities (debt and equity)                 32               11
  Interest on federal funds sold                       94               91
                                               ---------------------------

    Total interest income                           3,216            2,686
                                               ---------------------------

INTEREST EXPENSE

  Interest on certificates of deposit
      of $100,000 or more                             185              210
  Interest on other deposits                        1,182              937
  Interest on long term debt                           71                -
                                               ---------------------------
    Total interest expense                          1,438            1,147
                                               ---------------------------

NET INTEREST INCOME                                 1,778            1,539
Provision for credit losses                             -                -
                                               ---------------------------

NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                       1,778            1,539
                                               ---------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                 159              161
  Other noninterest income                             49               28
  Gains (losses) on securities                          -                4
                                               ---------------------------
    Total noninterest income                          208              193
                                               ---------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                      592              512
  Expenses of premises and fixed assets               172              151
  Other noninterest expense                           509              386
                                               ---------------------------
    Total noninterest expense                       1,273            1,049
                                               ---------------------------

INCOME BEFORE TAXES                                   713              683
Applicable income taxes                               251              241
                                               ---------------------------

NET INCOME                                     $      462       $      442
                                               ===========================


Net Income Per Share                           $     0.23       $     0.22
Number of Shares Outstanding                    2,014,848        2,014,848

See Notes to the Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SHORE BANCSHARES, INC.                                                                    Accumulated
(Unaudited)                                                                                  Other
                                                          Common              Retained   Comprehensive
 Dollars in thousands                                      Stock    Surplus   Earnings      Income        Total
                                                         --------- --------   --------   -------------  ----------
Balance at January 1, 1998                                  $10    $ 10,064   $13,480         ($39)      $ 23,515

Comprehensive income:

    Net income                                                                    462                         462

    Other comprehensive income,  net of tax:
        Unrealized gain on available-for-sale
         securities, net of reclassification adjustment                                          4              4
                                                                                                         --------
    Other comprehensive income                                                                                  4
                                                                                                         --------
Comprehensive income                                                                                          466

Two-for-one stock split effected in the
     form of a 100% stock dividend                           10                   (10)                          0

Cash dividends declared ($.12 per
     common share)*                                                              (242)                       (242)
                                                         --------  ---------  --------   -------------- -----------

Balance at March 31, 1998                                    20      10,064    13,690          (35)        23,739
                                                         ========  =========  ========   ============== ===========

*Restated for two-for-one stock split effected in the form of a 100% stock dividend

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                                Three Months      Year        Three Months
                                                                    Ended         Ended          Ended
                                                                  March 31,    December 31,     March 31,
                                                                     1998         1997            1997
                                                                ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 462       $ 2,370           $ 442
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                  60           424              50
        Equity in net earnings of unconsolidated subsidiaries           -           (73)              -
        Provision for credit losses, net                              (13)         (115)            (10)
        Deferred income tax benefits                                   58           265               -
        Net (gains) losses on disposal of assets                        -            40              (4)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable          700            10             142
          (Increase) decrease in other assets                        (576)       (1,346)           (624)
          Increase (decrease) in interest payable                       8          (118)             (1)
          Increase (decrease) in other liabilities                    153           (89)            203
                                                               -----------------------------------------

          Net cash provided by operating activities                   852         1,368             198
                                                               -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity securities          12,405        16,221           3,054
  Proceeds from maturities of available-for-sale securities            42         1,081           1,500
  Proceeds from sale of  available-for-sale securities                  -         3,373               -
  Purchases of held-to-maturity securities                         (5,981)      (22,899)         (2,000)
  Purchases of available-for-securities                                 -        (1,693)         (5,601)
  Net (increase) decrease in loans                                  2,612            46             549
  Purchase of premises and equipment                                 (101)       (1,276)           (193)
  Proceeds from sale of premises and equipment                          -             -               -
  Aquisition, net of cash aquired                                       -        (2,799)              -
                                                               -----------------------------------------

          Net cash provided by (used in) investing activities       8,977        (7,946)         (2,691)
                                                               -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                              (2,097)        6,923           1,700
  Increase (decrease) in time deposits                              1,607        (6,034)           (974)
  Proceeds from long-term debt                                          -         5,000
  Cash dividends paid                                                (242)         (977)           (232)
                                                               -----------------------------------------

          Net cash provided by (used in) financing activities        (732)        4,912             494
                                                               -----------------------------------------

          Net increase (decrease) in cash and
            cash equivalents                                        9,097        (1,667)         (1,999)
          Cash and cash equivalents, beginning                      8,596        10,263          10,263
                                                               -----------------------------------------

          Cash and cash equivalents, ending                      $ 17,693       $ 8,596         $ 8,264
                                                               =========================================

Supplementary cash flow information:
    Interest paid                                                 $ 1,360       $ 5,417         $ 1,148
    Income taxes paid                                               $ 369       $ 1,120            $ 15

All dollar amounts in thousands





Note 1 - Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes included in the 1997 Annual Report to Shareholders and Form 10.

New Accounting Standard

During the first quarter 1998, Shore Bancshares, Inc. adopted FASB Statement no.
130 REPORTING COMPREHENSIVE INCOME. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income discloses certain financial information that historically has not been recognized in the calculation of net income.

The Company holds securities classified as available-for-sale, which have unrealized gain of $6 thousand before tax during the first quarter of 1998. The after tax gain of $4 thousand is reflected in the CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
(UNAUDITED)


                                                      March 31, 1998                                December 31, 1997
                                        --------------------------------------------   --------------------------------------------
                                          Held-to-Maturity     Available-for-Sale       Held-to-Maturity      Available-for-Sale
                                        Amortized     Fair    Amortized     Fair      Amortized      Fair     Amortized      Fair
                                          Cost        Value     Cost        Value       Cost        Value       Cost        Value
                                        ------------------------------------------   ----------------------------------------------
U.S. Treasury securities                                       $ 6,971    $ 7,019                              $ 6,966     $ 7,014
U.S. Government agency and
    corporation obligations issued by
    U.S. Government sponsored            $ 22,153   $ 22,148                          $ 29,064     $ 29,086        100         100
     agencies

Securities issued by states and
     political subdivisions in the U.S.
      a.General obligations                 9,494      9,633                             9,221        9,378
      b.Revenue obligations                 1,348      1,361                               989        1,007

Mortgage-backed securities                     22         25       323        333           24           27        365         374

Equity Securities
      a. Investments in Mutual Funds                             1,048        931                                1,010         888
      b. Other equity securites with
         readily determinable fair values
      c. All other equity securities                             1,068      1,068                                1,068       1,068
                                        ------------------------------------------   ----------------------------------------------
TOTAL SECURITIES                         $ 33,017   $ 33,167   $ 9,410    $ 9,351     $ 39,298     $ 39,498    $ 9,509     $ 9,444
                                        ==========================================   ==============================================

PLEDGED SECURITIES                                                        $14,406                                          $17,338
                                                                         =========                                       ==========

All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 3  LOANS AND LEASE FINANCING RECEIVABLES
(UNAUDITED)

                                                        March 31,   December 31
                                                          1998          1997
                                                       ----------   -----------

Loans secured by real estate
      a. Construction and land development               $ 3,284       $ 2,866
      b. Secured by farmland (including farm
           residential and other improvements)             4,235         4,282
      c. Secured by 1-4 family residential properties
           1. Revolving, open end loans                    2,028         1,703
           2. All others
               (a) Secured by first liens                 65,456        68,772
               (b) Secured by junior liens                 3,482         3,855
      d. Secured by multi-family (5 or more)
           residential properties
      e. Secured by nonfarm nonresidential
           properties                                     13,650        12,871
Loans to finance agricultural production and
      other loans to farmers                               1,816         1,322
Commercial and industrial loans                            6,108         7,027
Loans to individuals for household, family,
      and other personal expenditures (includes
      purchased paper)
      a. Credit card and related plans                        91            81
      b. Other                                             6,498         6,500
Obligations (other than securities) of states and
      political subdivisions in the U. S.                      -            13
Other loans
      a. Loans for purchasing or carrying securities
           (secured and unsecured)
      b. All other loans                                      36            42
Less any unearned income on loans                            128           166
                                                       ---------     ---------

    Total loans and leases, net of unearned income       106,556       109,168
      Less allowance for loan and lease losses             1,391        1,404
                                                       ---------     ---------

    Total loans and leases, net of unearned income
       and allowance for loan and lease losses         $ 105,165     $ 107,764
                                                       =========     =========

All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 4 CHARGE OFFS AND RECOVERIES AND CHANGE IN
        ALLOWANCE FOR LOAN AND LEASE LOSSES

(UNAUDITED)

I. CHARGE-OFFS AND RECOVERIES ON LOANS AND LEASES

                               March 31, 1998              December 31, 1997

                          Charge-offs    Recoveries    Charge-offs   Recoveries
                          -------------------------    ------------------------

1. Real estate loans       $     -       $      -        $     22      $      -
2. Installment loans            35              8              99            40
3. Credit cards and
    related plans                4
4. Commercial (time and
    demand) and all other
    loans                        -             18              37             4
                          -------------------------    -------------------------
6. Total                   $    39       $     26        $    158      $     44
                          =========================    =========================



II. CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

1. Balance at end of previous period     $  1,404                      $  1,503
2. Recoveries                                  26                            44
3. Charge-offs                                (39)                         (158)
4. Provision for loan and lease losses          -                             -
5. Allowance aquired                            -                            15
                                         ----------                    ---------

6. Balance at end of period              $  1,391                      $  1,404
                                         ==========                    =========

7.  Net charge-offs                      $     13                      $    114
8.  Average daily loan balance            108,539                       103,742
9.  Ratio-net of charge offs to
     average loans outstanding               0.01%                         0.11%


All dollar amounts in thousands

Note 5 - Other Borrowed Funds

         As of September 30, 1997, the Bank had received a convertible advance from the Federal Home Loan Bank in the amount of $5,000,000 at an interest rate of 5.66% which is due September 24, 2002. The Bank has pledged mortgage loans as collateral on this advance.

     AVERAGE BALANCES, YIELDS AND RATES

                                                               YTD 3/31/98                             YTD 3/31/97

                                                      Average      Income/     Yield/         Average      Income/     Yield/
                                                      Balance      Expense      Rate          Balance      Expense      Rate
     ASSETS
     Interest Earning assets:
       Money market investments:
         Federal funds sold                          6,575,826      93,652      5.78%        6,881,660        91,422     5.39%
       Investment Securities:
         U.S. Treasury securities
          and obligations of U.S.
          government agencies                       32,437,402     520,199      6.50%       32,139,550       505,681     6.38%
         Obligations of States and
          political subdivisions                    10,008,958     184,224      7.46%        8,525,608       162,145     7.71%
         Taxable Municipals                            512,815      10,121      8.00%          512,815        10,121     8.00%
         All other investment securities             1,710,819      31,940      7.58%        1,487,504        10,632     2.90%
         Federal Reserve Bank stock                    302,250           -      0.00%          302,250             -     0.00%
                                                   ----------------------------------      -----------------------------------
           Total investment securities              44,972,244     746,501      6.73%       42,967,727       688,579     6.50%
       Loans - net of unearned income
         Commercial loans                            9,144,563     221,326      9.82%        8,910,484       214,045     9.74%
         Installment loans                           5,508,107     137,993     10.16%        5,247,975       130,403    10.08%
         Mortgage loans                             93,886,763   2,059,711      8.90%       74,413,812     1,597,419     8.71%
                                                   ----------------------------------      -----------------------------------
           Total loans                             108,539,433   2,419,030      9.04%       88,572,271     1,941,867     8.89%
                                                   ----------------------------------      -----------------------------------
     TOTAL INTEREST EARNING ASSETS                 160,087,503   3,259,166      8.26%      138,421,658     2,721,868     7.97%
     Cash and due from banks                         4,341,238                               3,678,594
     Other assets                                    9,815,479                               6,029,266
     Allowance for loan and lease losses            (1,403,934)                             (1,496,608)
                                                   ----------------------------------      -----------------------------------
     TOTAL ASSETS                                  172,840,286                             146,632,910
                                                   ==================================      ===================================
     LIABILITIES
     Interest-bearing liabilities
         Other Borrowed Funds                        5,007,500      70,860      5.74%                -             -
         Super NOW accounts                         17,003,245     118,271      2.82%       16,209,094       120,818     3.02%
         Money market deposit accounts              19,805,752     164,436      3.37%       20,240,182       166,261     3.33%
         Time, $100,000 or more                     12,109,406     160,870      5.39%       14,828,444       193,549     5.29%
         Other time deposits                        44,839,794     594,067      5.37%       30,764,822       393,478     5.19%
         IRA deposits                               15,705,086     197,106      5.09%       14,273,369       177,979     5.06%
         Savings deposits                           17,449,893     133,211      3.10%       12,147,103        94,684     3.16%
                                                   ----------------------------------      -----------------------------------
     TOTAL INTEREST-BEARING LIABILITIES            131,920,676   1,438,821      4.42%      108,463,014     1,146,769     4.29%
     Demand deposits                                16,210,359                              15,127,398
     Other liabilities                               1,164,231                                 740,277
                                                   ----------------------------------      -----------------------------------
           Total liabilities                       149,295,265                             124,330,689
     Stockholders' equity                           23,545,020                              22,302,221
                                                   ----------------------------------      -----------------------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        172,840,286                             146,632,910
                                                   ==================================      ===================================
     Net interest income & interest rate spread                  1,820,345      3.83%                      1,575,099     3.69%
     Net interest income as a % of earning assets                               4.45%                                    4.45%
                                                   ==================================      ===================================


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

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is designed to provide a better understanding of the financial position of Shore Bancshares, Inc., and should be read in conjunction with the December 31, 1997 audited consolidated financial statements and notes.

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

         Effective April 1, 1997, The Centreville National Bank of Maryland completed its merger with Kent Savings and Loan Association, F.A. (Kent Savings) of Chestertown, Maryland. The transaction was accounted for purchase and, therefore, results of operations for Kent Savings subsequent to March 31, 1997 are included in the consolidated statements of income and cash flows from date of acquisition.

                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $462 thousand in net income for the three months ended March 31, 1997 or $.23 per share compared to the three months ended March 31, 1997 with net income of $442 thousand or $.22 per share. Net income in 1998 increased $20 thousand or 4.5% over the same period in 1997. The improvement was attributable to the $ 239 thousand or 15.5% growth in net interest income, the Company's major income component. March 31, 1998 net income includes net interest earnings on assets acquired in the Kent Savings merger. The March 31, 1997 net interest income does not reflect the April 1, 1997 merger. Year to date net income absorbed on going non-interest expense associated with the merger of Kent Savings including goodwill amortization as well as increased depreciation expense for the renovation of the Centreville office. Despite an increase in net interest spread, net interest income as a percent of earning assets of 4.45% remained unchanged as of March 31, 1998 compared to the same period in 1997, which reflects a growth in assets at the same rate as growth in earnings.

                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits. The quarter ended March 31, 1998 has been characterized by relatively stable interest rates at the Bank level subsequent to decreases in loan and deposit rates recognized early in the quarter. As a result of balance sheet growth resulting from the Kent purchase, the Bank's net interest income, on a fully tax-equivalent basis, increased in the first three months of 1998 compared to the same period in 1997. Net interest income (on a tax equivalent basis) for March 31, 1998 increased by $245 thousand or 15.6% compared to the three months ended March 31, 1997.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the three months ended March 31, 1998 and 1997 was 3.83%, and 3.69%, respectively. Interest rate spread in 1998 improved in the first quarter compared to the same period in 1997 resulting from an increased yield on average earning assets of .29% and an increase in yield of average interest bearing liabilities at a slower rate by .13%. A change in the mix of the balance sheet accounted for the increase in interest rate spread when comparing the first quarters of 1998 and 1997. A review of average earning assets shows 2.4% increase in earnings on federal funds because of yield increase but essentially no difference in average balance. The average balance in municipal bonds increased $1,483 thousand which provide a higher tax equivalent yield than U.S. Treasuries and government agency bonds which grew only $298 thousand. Despite loan rate decreases early in 1998 loan yield has grown in comparison to March 31, 1997. Average balances in each loan category have also increased adding to total interest income. Deposits have seen a change in mix as well. Other Time and IRA deposits average balances have increased. These are more "costly" deposits and account for the increased deposit interest expense. Despite lowering deposit rates early in 1998 the change in deposit mix provided higher yields on deposits as of March 31, 1998 than they were the previous year.

         Interest rate spread has essentially remained the same comparing March 31, 1998 to a spread of 3.82% at December 31, 1997. Yield on average earning assets have increased .09% primarily as a result of improved yield on investments and fed funds. Deposit yields have also increased primarily as a result in increased cost of funds for time deposits. The increased yield on interest bearing liabilities was assisted by additional cost of borrowed funds at a higher rate than other interest bearing liabilities.

         No change in net interest margin was reflected comparing March 31, 1998 to March 31, 1997. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. As of March 31, 1998 and 1997 the net interest margin was 4.45% reflecting a growth in earning assets at the same rate as the growth in earnings. See the table 1 titled "Average Balances, Yields and Rates" for additional information.

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

                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         For the quarter ended March 31, 1998 and 1997, the Company recorded net charge offs of $13 thousand and $11 thousand, respectively compared to net charge offs of $114 thousand for the year ended December 31, 1997. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in the first quarters of 1998 and for the year ended December 31, 1997.

         Gross charge offs as of March 31, 1998 amounted to $39 thousand, $23 thousand for the same period in 1997 and $158 thousand for the year ended 1997, the majority of which were installment loans. Efforts to collect charged off loans continue and are evidenced by recoveries totaling $26 thousand in the first quarter of 1998, $12 thousand for the same three months in 1997 and $44 thousand for the year ended December 31, 1997.

         The provision for credit losses has followed the same general trend as the amount of charge offs. No provision for credit losses was charged to expense in 1997 nor to date in 1998. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.4 million as of March 31, 1998 and December 31, 1997 represents 1.30% and 1.29%, respectively of gross loans. As of March 31, 1997, the $1.5 million allowance for credit losses reflected 1.69% of gross loans. The decrease in percentage of allowance to outstanding loans, despite the increasing outstanding gross loans, is justified by lower levels of past due and classified loans. Analysis by loan review supports adequacy of the allowance. The reduction in percentage of allowance to outstanding loans reflects improvements in credit quality achieved through better credit underwriting and more aggressive collection efforts. In management's opinion, the allowance for credit losses is adequate as of March 31, 1998.

         See Notes 3 and 4 in the Notes to Financial Statements.

                         NON-INTEREST INCOME AND EXPENSE

As of March 31, 1998 non-interest income reflects $15 thousand increase compared to March 31, 1997 primarily resulting from a $6 thousand increase in check order commissions and $6 thousand in ATM surcharges implemented in February 1998. Non-interest expense as of March 31, 1998 increased $224 thousand or 21.3% compared to the same period last year. A portion of the increase reflects $80 thousand in salaries and benefits costs associated with the addition of 6 full time equivalent staff when comparing March 31, 1998 to March 31, 1997. Premise and fixed asset expenses increased $21 thousand as of March 31, 1998 compared to the same period in 1997 primarily as a result of overhead of the Kent Branch acquired in the purchase of Kent Savings and Loan Association as well as the increased cost of depreciation and facility costs for the renovated Commerce Street office. The $123 thousand increase in other non-interest expense in the first quarter of 1998 compared to the same period in 1997 includes the amortization of intangibles which increased as goodwill from the merger is amortized over 15 years. In the first three months of 1998 costs have been added as the Company has invested in additional marketing programs and staff training programs. Data processing costs have also increased to as a result of the additional customers acquired in the Kent Savings merger.

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

         Total investment securities amounted to $42.4 million and $48.7 million as of March 31 1998 and December 31, 1997, respectively. The net decreased level of investments in securities resulted primarily from securities called in the first quarter as a result of the bond market offering lower interest rates. The funds were primarily reinvested in federal funds and continue to be reinvested in federal funds and loans. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.

         See Note 2 in the Notes to Financial Statements.

                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Total loans as of March 31, 1998 have decreased $2.6 million dollars since December 31, 1997. The decrease is attributed to loans refinancing to the secondary market at the lower rates offered by the market as well as pay downs of a number of lines of credit. Note 3 "Summary of Loan Portfolio" presents the composition of the Company's loan portfolio by significant concentration. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Company had no foreign loans in its portfolio as of March 31, 1998.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At March 31, 1998 and December 31, 1997, $136 thousand and $199 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $986 thousand as of March 31, 1998 and $1.1 million as of December 31, 1997. At March 31, 1998, the Bank had one troubled debt restructuring of $292 and $4.09 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.

                                    DEPOSITS

         Deposit liabilities reflected .03% decrease in the first three months of 1998 compared to December 31, 1997. Savings, money market and time account deposits were the main source of deposit growth and were offset by decreases in non-interest bearing demand deposits and interest bearing transaction accounts. The Company generally experiences deposit run off in the first quarter of the year, therefore, the decreases noted are not unusual. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                              OTHER BORROWED FUNDS

         Other borrowed funds consist of an advance from the Federal Home Loan Bank of $5,000,000 at the end of the third quarter of 1997. These funds were utilized for securities purchases. See Note 5 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 in the Consolidated Financial

Statements for a table reflecting the Bank's security portfolio's estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. As discussed above, an additional source is the Federal Home Loan Bank from which a $5,000,000 advance was outstanding at March 31, 1998. During the first quarter of 1998 calls of investment securities, decreases in the loan portfolio and essentially no change in deposit liabilities have provided for the Company's higher liquidity position. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

                             MARKET RISK MANAGEMENT

         Market risk is the risk of loss that arises from changes in interest rates, foreign currency exchange prices, commodity prices, equity prices, and other market changes that affect market sensitive financial instruments. The Company's subsidiary's, The Centreville National Bank of Maryland, risk is composed primarily of interest rate risk, which is the exposure of the Bank's earnings and capital arising from future interest rate changes. This risk is a normal part of the banking business because assets and liabilities do not reprice at the same rate, nor do they move to the same degree as rates change. In addition, the maturity distribution of the Bank's assets and liabilities do not match for given periods of time. The Bank's Board of Directors has adopted an Asset Liability Management Policy, which is administered by the Asset Liability Committee of the Board of Directors. The Committee is responsible for monitoring the Bank's interest rate sensitivity position and recommending policies to the Board of Directors to limit exposure to interest rate risk while maximizing net interest income.

         The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At December 31, 1997 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $142 thousand if rates were to increase by that amount and would increase $199 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $224 thousand or .9% in 1998 to $23.7 million at the end of the March 31, 1998 from $23.5 million at December 31, 1997. Earnings of $462 thousand were the primary contributor to this increase. The change in unrealized gain (loss) on investments classified as available for sale accounted for a $4 thousand increase and dividends paid reduced stockholders' equity $242 thousand.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at March 31, 1998 was 12.70% and at December 31, 1997 was 12.23%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at March 31, 1998 was 23.28% and at December 31, 1997 was 23.61%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

         Building and technological improvements begun in 1997 were completed in 1997. Renovations at the Commerce street location are significantly complete. The remaining phase is the replacing the lighting and flooring will be completed in 1998. Cost estimates have not yet been finalized.

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

         On March 3, 1998 the Board of Directors also approved a 2 for 1 stock split in the form of a 100% stock dividend to be distributed on March 31, 1998 to shareholders of record on March 10, 1998. Total capital did not change as a result of the transaction, nor were the Company's capital ratios impacted in a negative manner.

         Management knows of no other trend or event which will have a material impact on capital.

                                  FUTURE TRENDS

         The Year 2000 (Y2K) issue is a potential problem that is facing all users of automated information systems and equipment. The concern is that many computers and equipment are based on two digits for the year of the transaction (for example "97") rather than a full four digits. These systems may not operate effectively when the last two digits become "00", as occurs on January 1, 2000. This could result in a systems failure or miscalculations, causing disruptions in operations, the inability to process transactions or engage in similar normal business activity. This is not just a banking problem, as corporations and business around the world are similarly impacted.

         To mitigate the effects of the Y2K issue, the Company's subsidiary, The Centreville National Bank of Maryland, adopted a plan and formed an internal task force to identify and assess impact of the Year 2000 issues, test the systems, and determine and implement the needed changes. The Bank is coordinating its efforts with other entities with which it interacts including suppliers, customers, creditors, borrowers and financial service organizations. The Bank's primary supplier of data processing services also has adopted a Year 2000 plan and timetable. Based on assessments made to date, the total cost of the project is estimated to be approximately $170 thousand and may be as low as $120 thousand, which is being funded through operating cash flows. The majority of the cost is attributable to the purchase of equipment and software to replace those systems which cannot be made Year 2000 compliant. The equipment and software will be capitalized. Additional costs including staff time will be expensed in the normal course of business and will not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company's financial instruments, see "Management Discussion and Analysis of Results of Operation and Financial Condition - Market Risk Management." The Company's principal market risk exposure is to interest rates.

                                     PART II

                                OTHER INFORMATION

         Item 1. Legal Proceedings

                  None

         Item 2. Changes in Securities and Use of Proceeds

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

         (3.2) Bylaws of the Company are incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345)

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

                                       Dated:  March 12, 1998

                                       SHORE BANCSHARES, INC.


                                       /S/ DANIEL T. CANNON
                                       ________________________________
                                       DANIEL T. CANNON
                                       President


                                       /S/ CAROL I. BROWNAWELL
                                       ________________________________
                                       CAROL I. BROWNAWELL
                                       Treasurer