Form 10-Q
period 1998-06-30
SHORE BANCSHARES INC
filed 1998-08-13
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         ------------------------------


                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                             ______      ______


  Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              As of August 7, 1998, there were 2,014,848 shares of
                   Common Stock $0.01 Par Value outstanding.
                 This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets -June 30, 1998 and  December 31, 1997

         Statements of Income -- Three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997.

         Statements of Cash Flows -- Six months ended June 30, 1998 and 1997 and the twelve months ended December 31, 1997

         Notes to Financial Statements - June 30, 1998

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

SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                                    June 30,              December 31,
Dollars in thousands                                                  1998                   1997
                                                                   (Unaudited)
                                                                  -------------          --------------
ASSETS
 Cash and due from banks                                              $  5,702               $  5,092
 Federal funds sold                                                      9,664                  3,504
 Securities (Note 2)
   Held to Maturity                                                     38,756                 39,298
   Available for Sale                                                    9,295                  9,444
 Loans, less allowance for credit losses (Note 3 and 4)                105,238                107,764
 Premises and fixed assets                                               3,356                  3,259
 Investments in unconsolidated subsidiaries                              1,192                  1,187
 Accrued interest receivable                                             1,385                  1,476
 Goodwill                                                                2,013                  2,088
 Net deferred taxes and other assets                                     2,050                  2,003

                                                                      --------               --------
   TOTAL ASSETS                                                       $178,651               $175,115
                                                                      ========               ========

LIABILITIES
 Deposits
   Non-interest bearing demand                                        $ 18,123               $ 17,727
   Interest bearing transaction                                         20,114                 19,176
   Savings and money market                                             37,653                 37,575
   Time, $100,000 or more                                               13,801                 13,474
   Other time                                                           59,144                 57,861
                                                                      --------               --------

     Total deposits                                                    148,835                145,813
                                                                      --------               --------

 Long term debt  (Note 5)                                                5,000                  5,000
 Accrued interest payable                                                  190                    189
 Other liabilities                                                         568                    598
                                                                      --------               --------

                                                                         5,758                  5,787
                                                                      --------               --------

     Total liabilities                                                 154,593                151,600
                                                                      --------               --------

COMMITMENTS

EQUITY CAPITAL
 Common stock, par value $.01; authorized
   10,000,000 shares, issued and outstanding
   2,014,848 shares                                                         20                     10
 Surplus                                                                10,064                 10,064
 Retained earnings                                                      14,009                 13,480
 Accumulated other comprehensive income                                    (35)                   (39)
                                                                      --------               --------

   Total stockholders' equity                                           24,058                 23,515
                                                                      --------               --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $178,651               $175,115
                                                                      ========               ========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.


(UNAUDITED)                                             Quarter         Six Months        Quarter         Six Months
Dollars in thousands except per share data               Ended            Ended            Ended            Ended
                                                        June 30,         June 30,         June 30,          June 30,
                                                          1998             1998             1997              1997
                                                     ---------------------------------------------------------------
INTEREST INCOME
  Interest and fee income on loans                       $2,382           $4,820            $2,439           $4,400
  Interest and dividends on securities
    Taxable securities                                      565            1,127               556            1,083
    Tax-exempt securities                                   119              241               105              212
  Interest on federal funds sold                            129              223                45              136

                                                     ---------------------------------------------------------------
    Total interest income                                 3,195            6,411             3,145            5,831
                                                     ---------------------------------------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
    of $100,000 or more                                     190              375               200              410
  Interest on other deposits                              1,190            2,372             1,187            2,124
  Interest on long term debt                                 71              142                 -                -

                                                     ---------------------------------------------------------------
    Total interest expense                                1,451            2,889             1,387            2,534
                                                     ---------------------------------------------------------------

NET INTEREST INCOME                                       1,744            3,522             1,758            3,297
Provision for credit losses                                 ---              ---               ---              ---

                                                     ---------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                             1,744            3,522             1,758            3,297
                                                     ---------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                       176              335               168              329
  Other noninterest income                                   58              107                33               61
  Gains (losses) on securities                                -                -                 4                8

                                                     ---------------------------------------------------------------
    Total noninterest income                                234              442               205              398
                                                     ---------------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                            526            1,118               546            1,058
  Expenses of premises and fixed assets                     144              316               114              265
  Other noninterest expense                                 457              966               466              852

                                                     ---------------------------------------------------------------
    Total noninterest expense                             1,127            2,400             1,126            2,175
                                                     ---------------------------------------------------------------

INCOME BEFORE TAXES                                         851            1,564               837            1,520
Applicable income taxes                                     291              542               295              535
                                                     ---------------------------------------------------------------

NET INCOME                                               $  560           $1,022            $  542           $  985
                                                     ===============================================================

Basic earnings per common share                          $ 0.28           $ 0.51            $ 0.27           $ 0.49
Diluted earnings per common share                          0.28             0.51              0.27             0.49


See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)

                                                                                                        Accumulated
                                                                                                           Other
                                                             Common                       Retained     Comprehensive
 Dollars in thousands                                         Stock       Surplus         Earnings        Income          Total
                                                         -------------   -----------   -------------   --------------  -----------
Balance at January 1, 1998                                       $ 10      $ 10,064         $13,480             ($39)    $ 23,515

Comprehensive income:

    Net income                                                                                1,022                         1,022

    Other comprehensive income,  net of tax:
        Unrealized gain on available-for-sale
         securities, net of reclassification adjustment                                                            4            4
                                                                                                                       -----------
     Other comprehensive income                                                                                                 4
                                                                                                                       -----------

Comprehensive income                                                                                                        1,026

Two-for-one stock split effected in the
     form of a 100% stock dividend                                 10                           (10)                            0

Cash dividends declared ($.24 per
     common share)*                                                                            (483)                         (483)
                                                         -------------   -----------   -------------   --------------  -----------

Balance at June 30, 1998                                           20        10,064          14,009              (35)      24,058
                                                         =============   ===========   =============   ==============  ===========


*Restated for two-for-one stock split effected in the form of a 100% stock dividend

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                                                Six Months            Year              Six Months
                                                                                  Ended               Ended               Ended
                                                                                 June 30,         December 31,           June 30,
                                                                                   1998               1997                 1997
                                                                           --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $ 1,022             $ 2,370                $ 985
    Adjustments to reconcile net income to
      net cash provided by operating activities
        Depreciation and amortization                                               151                 424                  102
        Equity in net earnings of unconsolidated subsidiaries                         -                 (73)                   -
        Provision for credit losses, net                                            (18)               (115)                 (91)
        Deferred income tax benefits                                                 (7)                265                    -
        Net (gains) losses on disposal of assets                                      -                  40                   (8)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                         91                  10                    9
          (Increase) decrease in other assets                                       (35)             (1,346)                (853)
          Increase (decrease) in interest payable                                     1                (118)                  22
          Increase (decrease) in other liabilities                                  (30)                (89)                  82
                                                                           ------------------------------------------------------
          Net cash provided by operating activities                               1,175               1,368                  248
                                                                           ------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity securities                        15,944              16,221                3,055
  Proceeds from maturities of available-for-sale securities                          99               1,081                5,884
  Proceeds from sale of  available-for-sale securities                                -               3,373                3,373
  Purchases of held-to-maturity securities                                      (15,269)            (22,899)              (3,294)
  Purchases of available-for-securities                                               -              (1,693)              (5,645)
  Net (increase) decrease in loans                                                2,544                  46                  693
  Purchase of premises and equipment                                               (262)             (1,276)                (690)
  Proceeds from sale of premises and equipment                                        -                   -                    -
  Aquisition, net of cash aquired                                                     -              (2,799)              (2,799)
                                                                           ------------------------------------------------------
          Net cash provided by (used in) investing activities                     3,056              (7,946)                 577
                                                                           ------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                                             1,412               6,923                2,772
  Increase (decrease) in time deposits                                            1,610              (6,034)              (2,180)
  Proceeds from long-term debt                                                        -               5,000                    -
  Cash dividends paid                                                              (483)               (977)                (463)
                                                                           ------------------------------------------------------
          Net cash provided by (used in) financing activities                     2,539               4,912                  129
                                                                           ------------------------------------------------------
          Net increase (decrease) in cash and
            cash equivalents                                                      6,770              (1,667)                 954
          Cash and cash equivalents, beginning                                    8,596              10,263               10,263
                                                                           ------------------------------------------------------
          Cash and cash equivalents, ending                                    $ 15,366             $ 8,596             $ 11,217
                                                                           ======================================================

Supplementary cash flow information:
    Interest paid                                                              $  2,745             $ 5,417             $  2,511
    Income taxes paid                                                          $    592             $ 1,120             $    282


All dollar amounts in thousands

Note 1 - Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes included in the 1997 Annual Report to Shareholders and Form 10.

New Accounting Standard

During the first quarter 1998, Shore Bancshares, Inc. adopted FASB Statement no. 130 Reporting Comprehensive Income. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income discloses certain financial information that historically has not been recognized in the calculation of net income.

The Company holds securities classified as available-for-sale, which have unrealized gain of $6 thousand before tax during the second quarter of 1998. The after tax gain of $4 thousand is reflected in the Consolidated Statement of Shareholders' Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
(UNAUDITED)

                                                                 June 30, 1998
                                             ------------------------------------------------------
                                                  Held-to-Maturity          Available-for-Sale
                                               Amortized       Fair       Amortized       Fair
                                                 Cost          Value        Cost          Value
                                             ------------------------------------------------------
U.S. Treasury securities                                                     $ 6,976      $ 7,025
U.S. Government agency and
     corporation obligations issued by
     U.S. Government sponsored                   $ 27,462     $ 27,474
     agencies

Securities issued by states and
     political subdivisions in the U.S.
     a.General obligations                          9,926       10,059
     b.Revenue obligations                          1,348        1,360

Mortgage-backed securities                             20           22           266          275

Equity Securities
     a. Investments in Mutual Funds                                            1,045          927
     b. Other equity securites with
        readily determinable fair values
     c. All other equity securities                                            1,068        1,068
                                             ------------------------------------------------------
TOTAL SECURITIES                                 $ 38,756     $ 38,915       $ 9,355      $ 9,295
                                             ======================================================


PLEDGED SECURITIES                                                                        $14,358
                                                                                      =============


                                                               December 31, 1997
                                             ------------------------------------------------------
                                                  Held-to-Maturity          Available-for-Sale
                                               Amortized       Fair      Amortized       Fair
                                                 Cost          Value        Cost         Value
                                             ------------------------------------------------------
U.S. Treasury securities                                                    $ 6,966       $ 7,014
U.S. Government agency and
     corporation obligations issued by
     U.S. Government sponsored                   $ 29,064     $ 29,086          100           100
     agencies

Securities issued by states and
     political subdivisions in the U.S.
     a.General obligations                          9,221        9,378
     b.Revenue obligations                            989        1,007

Mortgage-backed securities                             24           27          365           374

Equity Securities
     a. Investments in Mutual Funds                                           1,010           888
     b. Other equity securites with
        readily determinable fair values
     c. All other equity securities                                           1,068         1,068
                                             ------------------------------------------------------
TOTAL SECURITIES                                 $ 39,298     $ 39,498      $ 9,509       $ 9,444
                                             ======================================================


PLEDGED SECURITIES                                                                        $17,338
                                                                                     ==============



All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 3  LOANS AND LEASE FINANCING RECEIVABLES
(UNAUDITED)

                                                                         June 30,                    December 31
                                                                           1998                          1997
                                                                   --------------------          -------------------
Loans secured by real estate
      a. Construction and land development                          $          3,950             $          2,866
      b. Secured by farmland (including farm
           residential and other improvements)                                 4,547                        4,282
      c. Secured by 1-4 family residential properties
           1. Revolving, open end loans                                        2,720                        1,703
           2. All others
               (a) Secured by first liens                                     62,688                       68,772
               (b) Secured by junior liens                                     3,332                        3,855
      d. Secured by multi-family (5 or more)
           residential properties
      e. Secured by nonfarm nonresidential
           properties                                                         14,037                       12,871
Loans to finance agricultural production and
      other loans to farmers                                                   2,173                        1,322
Commercial and industrial loans                                                6,318                        7,027
Loans to individuals for household, family,
      and other personal expenditures (includes
      purchased paper)
      a. Credit card and related plans                                            78                           81
      b. Other                                                                 6,828                        6,500
Obligations (other than securities) of states and
      political subdivisions in the U.S.                                           -                           13
Other loans
      a. Loans for purchasing or carrying securities
           (secured and unsecured)
      b. All other loans                                                          34                           42
Less any unearned income on loans                                                 81                          166
                                                                 --------------------          -------------------
    Total loans and leases, net of unearned income                           106,624                      109,168
      Less allowance for loan and lease losses                                 1,386                        1,404
                                                                 --------------------          -------------------
    Total loans and leases, net of unearned income
       and allowance for loan and lease losses                      $        105,238             $        107,764
                                                                 ====================          ===================


All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 4 CHARGE OFFS AND RECOVERIES AND CHANGE IN
         ALLOWANCE FOR LOAN AND LEASE LOSSES
(UNAUDITED)

I. CHARGE-OFFS AND RECOVERIES ON LOANS AND LEASES

                                              June 30, 1998                           December 31, 1997

                                       Charge-offs      Recoveries              Charge-offs      Recoveries
                                    ----------------------------------       ----------------------------------
1. Real estate loans                   $       -         $        -              $         22      $         -
2. Installment loans                          45                 13                        99               40
3. Credit cards and
     related plans                             5                  -                         -                -
4. Commercial (time and
     demand) and all other
     loans                                     -                 19                        37                4
                                    ----------------------------------       ----------------------------------
6. Total                               $      50         $       32              $        158      $        44
                                    ==================================       ==================================



II. CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

1. Balance at end of previous period                         $ 1,404                                  $ 1,503
2. Recoveries                                                     32                                       44
3. Charge-offs                                                   (50)                                    (158)
4. Provision for loan and lease losses                             -                                        -
5. Allowance aquired                                               -                                       15
                                                    -----------------                        -----------------
6. Balance at end of period                                  $ 1,386                                  $ 1,404
                                                    =================                        =================
7.  Net charge-offs                                             $ 18                                    $ 114
8.  Average daily loan balance                               107,511                                  103,742
9.  Ratio-net of charge offs to
     average loans outstanding                                  0.02%                                    0.11%


All dollar amounts in thousands

Note 5 - Other Borrowed Funds

         As of September 30, 1997, the Bank had received a convertible advance from the Federal Home Loan Bank in the amount of $5,000,000 at an interest rate of 5.66% which is due September 24, 2002. The Bank has pledged mortgage loans as collateral on this advance.

AVERAGE BALANCES, YIELDS AND RATES

                                                             YTD 6/30/98                                       YTD 6/30/97

                                                   Average        Income/      Yield/              Average       Income/    Yield/
                                                   Balance        Expense       Rate               Balance       Expense     Rate
ASSETS
Interest Earning assets:
  Money market investments:
    Federal funds sold                             7,846,609       222,600      5.72%             5,158,390      136,148     5.32%
  Investment Securities:
    U.S. Treasury securities
     and obligations of U.S.
     government agencies                          33,023,916     1,036,243      6.33%            32,007,965    1,017,136     6.41%
    Obligations of States and
     political subdivisions                       10,476,219       365,159      7.03%             8,400,276      321,106     7.71%
    Taxable Municipals                               512,815        20,242      7.96%               512,815       20,242     7.96%
    All other investment securities                1,703,870        62,273      7.37%             2,417,445       36,685     3.06%
    Federal Reserve Bank stock                       302,250         9,068      6.05%               302,250        9,068     6.05%
                                              .......................................       ......................................
      Total investment securities                 46,019,070     1,492,985      6.54%            43,640,751    1,404,237     6.49%
  Loans - net of unearned income
    Commercial loans                               9,279,504       448,802      9.75%             9,271,536      450,485     9.80%
    Installment loans                              5,546,947       277,798     10.10%             5,209,275      260,686    10.09%
    Mortgage loans                                92,684,611     4,057,409      8.83%            84,443,987    3,647,302     8.71%
                                              .......................................       ......................................
      Total loans                                107,511,062     4,784,009      8.97%            98,924,798    4,358,473     8.88%
                                              .......................................       ......................................
TOTAL INTEREST EARNING ASSETS                    161,376,741     6,499,594      8.12%           147,723,939    5,898,858     8.05%
Cash and due from banks                            4,175,857                                      3,897,486
Other assets                                       9,661,600                                      7,520,827
Allowance for loan and lease losses               (1,392,369)                                    (1,469,286)
                                              .......................................       ......................................
TOTAL ASSETS                                     173,821,829                                    157,672,966
                                              =======================================       ======================================
LIABILITIES
Interest-bearing liabilities
    Other Borrowed Funds                           5,003,729       142,396      5.74%                     -            -
    Super NOW accounts                            17,216,218       238,767      2.80%            16,371,886      243,319     3.00%
    Money market deposit accounts                 19,225,171       320,652      3.36%            20,225,294      334,063     3.33%
    Time, $100,000 or more                        12,157,097       325,789      5.40%            14,231,866      374,028     5.30%
    Other time deposits                           45,186,175     1,200,360      5.36%            37,439,886      965,186     5.20%
    IRA deposits                                  15,567,253       391,076      5.07%            14,440,251      380,247     5.31%
    Savings deposits                              17,752,436       269,824      3.07%            15,349,455      236,788     3.11%
                                              .......................................       ......................................
TOTAL INTEREST BEARING LIABILITIES               132,108,079     2,888,864      4.41%           118,058,638    2,533,631     4.33%
Demand deposits                                   16,994,953                                     15,491,419
Other liabilities                                    994,495                                      1,703,748
                                              .......................................       ......................................
      Total liabilities                          150,097,527                                    135,253,805
Stockholders' equity                              23,724,302                                     22,419,161
                                              .......................................       ......................................
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           173,821,829                                    157,672,966
                                              =======================================       ======================================
Net interest income & interest rate spread                       3,610,730      3.71%                          3,365,227     3.72%
Net interest income as a % of earning assets                                    4.36%                                        4.44%
                                              =======================================       ======================================

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

         Effective April 1, 1997, The Centreville National Bank of Maryland completed its merger with Kent Savings and Loan Association, F.A. (Kent Savings) of Chestertown, Maryland. The transaction was accounted for as a purchase and, therefore, results of operations for Kent Savings subsequent to March 31, 1997 are included in the consolidated statements of income and cash flows from date of acquisition.

                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $1,022 thousand in net income for the six months ended June 30, 1998 or $.51 per share compared to the six months ended June 30, 1997 with net income of $985 thousand or $.49 per share. Net income in 1998 increased $37 thousand or 3.7% over the same period in 1997. The improvement was attributable to the $225 thousand or 6.8% growth in net interest income, the Company's major income component. June 30, 1998 net income includes six months net interest earnings on assets acquired in the Kent Savings merger. The June 30, 1997 net interest income includes three months earnings on assets acquired in the April 1, 1997 merger. Year to date net income absorbed on going non-interest expense associated with the merger of Kent Savings including goodwill amortization as well as increased depreciation expense for the renovation of the Centreville office. Despite a relatively unchanged net interest spread, net interest income as a percent of earning assets of 4.36% decreased .08% as of June 30, 1998 compared to the same period in 1997, which reflects a growth in earning assets at a faster rate than the growth in interest earnings.

                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits. The quarter ended June 30, 1998 has been characterized by relatively stable interest rates at the Bank level subsequent to decreases in loan and deposit rates recognized early in the first quarter. As a result of balance sheet growth, resulting primarily from the Kent purchase, the Bank's net interest income, on a fully tax-equivalent basis, increased in the first six months of 1998 compared to the same period in 1997. Net interest income (on a tax equivalent basis) for June 30, 1998 increased by $245 thousand or 7.3% compared to the six months ended June 30, 1997.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the six months ended June 30, 1998 and 1997 was 3.71%, and 3.72%, respectively. Interest rate spread in 1998 decreased slightly at the end of the second quarter compared to the same period in 1997 resulting from an increased yield on average earning assets of .07% and an increase in yield of average interest bearing liabilities at a faster rate by
 .08%. This is also a decrease from the March 31, 1998 interest rate spread of 3.83%. A change in the mix of the balance sheet accounted for the decrease in interest rate spread when comparing the second quarters of 1998 and 1997. A review of average earning assets shows 63.5% increase in earnings on federal funds because of a .40% yield increase and a 52.1% increase in average balance. The average balance in municipal bonds increased $2.1 million which provide a higher tax equivalent yield than U.S. Treasuries and government agency bonds which grew only $1.0 million. Despite loan rate decreases early in 1998 loan yield has grown in comparison to June 30, 1997 by .09%. This second quarter loan yield increase is a decrease from the .15% increase noted in comparing the first quarter 1997 and 1998. The reduction in loan rates and loans refinanced with the Bank or to the secondary market are reflected in earnings. As of June 30, 1998 total loans as a percentage of total assets has decrease 4.2%. Those funds have been shifted to lower yielding federal funds and investment securities. Average balances in each loan category have increased adding to total interest income. Deposits have seen a change in mix as well. Other Time and IRA deposits average balances have increased. These are more "costly" deposits that account for some of the increased deposit interest expense. Despite lowering deposit rates early in 1998 the change in deposit mix provided higher yields on deposits as of June 30, 1998 than they were the previous year.

           Interest rate spread of 3.71% has decreased comparing June 30, 1998 to a spread of 3.82% at December 31, 1997. Yield on average earning assets has decreased .05% primarily as a result of a lower yield on investments, loans and a shift in balance sheet mix from higher yielding loans to lower yielding investments and federal funds. Deposit yields have also increased primarily as a result in increased cost of funds for time deposits. The increased yield on interest bearing liabilities was assisted by additional cost of borrowed funds at a higher rate than other interest bearing liabilities.

         Net interest margin decrease comparing June 30, 1998 to June 30, 1997 from 4.44% to 4.36%. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The net interest margin reflected a growth in earning assets at a faster rate than the growth in earnings. See the table 1 titled "Average Balances, Yields and Rates" for additional information.

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

                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         As of the quarter ended June 30, 1998 and 1997, the Company recorded net charge offs of $18 thousand and $91 thousand, respectively compared to net charge offs of $114 thousand for the year ended December 31, 1997. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 1998 and for the year ended December 31, 1997.

         Gross charge offs as of June 30, 1998 amounted to $50 thousand, $109 thousand for the same period in 1997 and $158 thousand for the year ended 1997, the majority of which were installment loans. Efforts to collect charged off loans continue and are evidenced by recoveries totaling $32 thousand in the second quarter of 1998, $18 thousand for the same six months in 1997 and $44 thousand for the year ended December 31, 1997.

         The provision for credit losses has followed the same general trend as the amount of charge offs. No provision for credit losses was charged to expense in 1997 nor to date in 1998. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.4 million as of June 30, 1998 and December 31, 1997 represents 1.30% and 1.29%, respectively of gross loans. As of June 30, 1997, the $1.4 million allowance for credit losses reflected 1.3% of gross loans. Analysis by loan review supports adequacy of the allowance. The unchanged percentage of allowance to outstanding loans reflects improvements in credit quality achieved through better credit underwriting and more aggressive collection efforts. In management's opinion, the allowance for credit losses is adequate as of June 30, 1998.

         See Notes 3 and 4 in the Notes to Financial Statements.

                         NON-INTEREST INCOME AND EXPENSE

As of June 30, 1998 non-interest income reflects $44 thousand increase compared to June 30, 1997 primarily resulting from a $15 thousand gain on life insurance and $16 thousand in ATM surcharges implemented in February 1998. Non-interest expense as of June 30, 1998 increased $225 thousand or 10.3% compared to the same period last year. A portion of the increase reflects $60 thousand increase in salaries and benefit costs associated with the addition of Kent Branch staff in the second quarter of 1997 verses six months of 1998 and increased pay rates and employee insurance premiums when comparing June 30, 1998 to June 30, 1997. Premise and fixed asset expenses increased $51 thousand as of June 30, 1998 compared to the same period in 1997 primarily as a result of overhead of the Kent Branch acquired in the purchase of Kent Savings and Loan Association as well as the increased cost of depreciation and facility costs for the renovated Commerce Street office. The $114 thousand increase in other non-interest expense in the first six months of 1998 compared to the same period in 1997 includes the amortization of intangibles which increased as goodwill from the merger is amortized over 15 years. In the first six months of 1998 costs have been added as the Company has invested in additional marketing programs and staff training programs. Data processing costs have also increased to as a result of the additional customers acquired in the Kent Savings merger.

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

         Total investment securities amounted to $48.0 million and $48.7 million as of June 30, 1998 and December 31, 1997, respectively. The net decreased level of investments in securities resulted primarily from securities called in the first quarter as a result of the bond market offering lower interest rates. The funds were primarily reinvested in federal funds and continue to be reinvested in federal funds, loans and some investment securities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.

         See Note 2 in the Notes to Financial Statements.

                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Total loans as of June 30, 1998 have decreased $2.5 million dollars since December 31, 1997. The decrease is attributed to loans refinancing to the secondary market at the lower rates offered by the market as well as pay downs of a number of lines of credit. Officer calling programs, new product development, reduction in loan rates, and increased marketing efforts are being implemented to combat the loan runoff. Note 3 "Summary of Loan Portfolio" presents the composition of the Company's loan portfolio by significant concentration. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Company had no foreign loans in its portfolio as of June 30, 1998.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At June 30, 1998 and December 31, 1997, $49 thousand and $199 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $343 thousand as of June 30, 1998 and $1.1 million as of December 31, 1997. At June 30, 1998, the Bank had troubled debt restructurings of $876 and $3.3 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.

                                    DEPOSITS

         Deposit liabilities reflected 2.1% increase in the first six months of 1998 compared to December 31, 1997. Interest bearing transactions and time account deposits were the main sources of deposit growth. The addition of the Kent branch market, competitive time deposit rates, new NOW account product features, and marketing efforts have contributed to the growth in these products. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                              OTHER BORROWED FUNDS

         Other borrowed funds consist of an advance from the Federal Home Loan Bank of $5,000,000 at the end of the third quarter of 1997. These funds were utilized for securities purchases. See Note 5 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 in the Consolidated Financial Statements for a table reflecting the Bank's security portfolio's estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. As discussed above, an additional source is the Federal Home Loan Bank from which a $5,000,000 advance was outstanding at June 30, 1998. During the first six months of 1998 calls of investment securities, decreases in the loan portfolio and an increase in deposit liabilities have provided for the Company's higher liquidity position. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

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

         The Bank uses earnings simulation modeling and internal calculation to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At June 30, 1998 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $42 thousand if rates were to increase by that amount and would increase $100 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $543 thousand or 2.3% in 1998 to $24.0 million as of June 30, 1998 from $23.5 million at December 31, 1997. Earnings of $1,022 thousand were the primary contributor to this increase. The change in unrealized gain (loss) on investments classified as available for sale accounted for a $4 thousand increase and dividends paid reduced stockholders' equity $483 thousand.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at June 30, 1998 was 12.72% and at December 31, 1997 was 12.23%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at June 30, 1998 was 24.03% and at December 31, 1997 was 23.61%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

         Building and technological improvements begun in 1997 were completed in 1997. Renovations at the Commerce street location are significantly complete. The remaining phase is replacing the lighting and flooring and will be completed in 1998. Cost estimates have not yet been finalized.

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

         To mitigate the effects of the Y2K issue, the Company's subsidiary, The Centreville National Bank of Maryland, adopted a plan and formed an internal task force to identify and assess impact of the Year 2000 issues, test the systems, and determine and implement the needed changes. The Bank is coordinating its efforts with other entities with which it interacts including suppliers, customers, creditors, borrowers and financial service organizations. The Bank's primary supplier of data processing services also has adopted a Year 2000 plan and timetable. Based on assessments made to date, the total cost of the project is estimated to be approximately $170 thousand and may be as low as $100 thousand, which is being funded through operating cash flows. The majority of the cost is attributable to the purchase of equipment and software to replace those systems which cannot be made Year 2000 compliant. The equipment and software will be capitalized. Additional costs including staff time will be expensed in the normal course of business and will not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition.

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

                  None

         Item 3. Defaults Upon Senior Securities

                  None

         Item 4. Submission of Matters to a Vote of Security Holders

         The following matters were submitted to and approved by stockholders, through the solicitation of proxies or otherwise, at the Annual Meeting of Stockholders held on April 21, 1998:

         (a) The following persons were elected to serve as directors of the Company for a one-year term until the next annual meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

                                            Affirmative Votes          Negative Votes   Votes Abstaining
                                            -----------------          --------------   ----------------
                Sydney G. Ashley            813,141                      1,792          0
                J. Robert Barton            814,869                         64          0
                Paul M. Bowman              814,869                         64          0
                David C. Bryan              814,869                         64          0
                Daniel T. Cannon            814,869                         64          0
                B. Vance Carmean, Jr.       814,869                         64          0
                Mark M. Freestate           810,261                      4,672          0
                Neil R. LeCompte            814,869                         64          0
                Susanne K. Nuttle           814,869                         64          0
                Jerry R. Pierson            814,869                         64          0
                Wm. Maurice Sanger          813,141                      1.792          0
                Walter E. Schmidt           814,869                         64          0


         (b) Approval of the Articles of Amendment and Restatement for:

              A) An amendment to stagger the terms of Directors and to provide that Directors be removed only for cause, subject to regular Board elections.

                  Affirmative Votes Cast:     761,631
                  Negative Votes Cast:          7,344
                  Abstained:                   10,468

              (B) An amendment to set maximum limits on the number of Directors.

                  Affirmative Votes Cast:     769,645
                  Negative Votes Cast:          3,744
                  Abstained:                    6,054

              (C) An amendment to require 80% stockholder approval for future changes to new Article FIFTH.

                  Affirmative Votes Cast:     759,934
                  Negative Votes Cast:         11,090
                  Abstained:                    8,419

              (D) An amendment concerning Board evaluation of factors for changes in control.

                  Affirmative Votes Cast:     749,002
                  Negative Votes Cast:         11,258
                  Abstained:                   19,183

              (E) Other technical and clarifying amendments.

                  Affirmative Votes Cast:     756,065
                  Negative Votes Cast:          3,210
                  Abstained:                   20,168

         (c) Approval of the 1998 Stock Option Plan (the Option Plan), which reserves 80,000 shares of Common Stock of the Company for issuance upon the exercise of options granted under the Option Plan. The purpose of the Option Plan is to provide incentives for the directors, executive officers and key employees of the Company, the Bank and their subsidiaries and to provide an additional means of attracting and retaining competent personnel. Unless otherwise authorized by the Company Board, options to purchase not more than 16,000 shares may be granted under the Option Plan in any calendar year.

                  Affirmative Votes Cast:     755,162
                  Negative Votes Cast:         10,644
                  Abstained:                   13,637

         (d) Approval of the 1998 Stock Purchase Plan (the Purchase Plan), which reserves 20,000 shares of Common Stock of the Company for issuance upon the exercise of options granted under the Purchase Plan. The purpose of the Purchase Plan is to provide eligible employees of the Company, the Bank and their subsidiaries the ability to acquire an interest in the Company and to provide an additional means of attracting and retaining competent personnel. Unless otherwise authorized by the Company Board, options to purchase not more than 4,000 shares may be granted under the Purchase Plan in any calendar year.

                  Affirmative Votes Cast:     759,950
                  Negative Votes Cast:          9,012
                  Abstained:                   10,481

         (e) Stegman and Company, P.A. were appointed to serve as the Company's independent auditors for the fiscal year ending December 31, 1998.

                  Affirmative Votes Cast:     808,017
                  Negative Votes Cast:           ----
                  Abstained:                    6,916

         Item 5. Other Information

                  None

         Item 6. Exhibits and Reports on Form 8-K

A. EXHIBIT INDEX

         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

         (2.1) Plan of Reorganization and Agreement to Merge dated March 15, 1996, is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997 and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345).

         (2.2) Merger Agreement dated December 5, 1996 among Kent Savings and Loan Association, F.A., The Centreville National Bank of Maryland, and the Company is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997 and Form 10/A filed with the Commission on May 30, 1997 (Registration No. 0-22345).

         (3)      Charter and Bylaws

         (3.1)    Articles of Amendment and Restatement of the Company are filed electronically here within via Edgar.

         (3.2) Bylaws of the Company as amended and restated are filed electronically here within via Edgar.

         (13) 1997 Annual Report filed with the Commission on March 30, 1998 (Registration No. 0-22345).

         (16) Letter re: Change in Certifying Accountants is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22345)

         (21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22523).

         (27) Financial Data Schedule is filed electronically herewith via
EDGAR.

B. REPORTS ON FORM 8-K

         None

                             SHORE BANCSHARES, INC.

                      ARTICLES OF AMENDMENT AND RESTATEMENT

         Shore Bancshares, Inc., a Maryland corporation (hereinafter called the "Corporation"), having its principal office in Centreville, Maryland, hereby certifies to the State Department of Assessments and Taxation of Maryland that:

         SECTION I. The Corporation desires to completely amend and restate its Charter by striking all paragraphs of the Articles of Incorporation and amendments thereto, and inserting in lieu thereof the following:

                  FIRST: The name of the corporation (hereinafter called the "Corporation") is: SHORE BANCSHARES, INC.

                  SECOND: The purposes for which the Corporation is formed are to engage in any lawful act or activities permitted by a corporation organized under the laws of the State of Maryland.

                  THIRD: The post office address of the principal office of the Corporation in this State is 109 North Commerce Street, P.O. Box 400, Centreville, Maryland 21617. The name and post office address of the resident agent of the Corporation in this State are Daniel T. Cannon, 109 North Commerce Street, P.O. Box 400, Centreville, Maryland 21617. Said resident agent is an individual and a citizen of this State who resides in this State.

                  FOURTH: The total number of shares of stock which the Corporation has authority to issue is Ten Million (10,000,000) shares of common stock, $.01 par value per share, for an aggregate par value of One Hundred Thousand Dollars ($100,000).

                  FIFTH: The number of Directors of the Corporation shall be not less than three (3) nor more than twenty-five (25). The number of Directors may be increased or decreased in accordance with the Bylaws of the Corporation. The Directors shall be divided into three classes with respect to the time for which they shall hold office. Directors of Class I shall hold office for one year or until the first annual meeting of stockholders following their election; Directors of Class II shall hold office for two years or until the second annual meeting of stockholders following their election; and Directors of Class III shall hold office for three years or until the third annual meeting of stockholders following their election; and in each case until their successors are elected and qualify. At each future annual meeting of stockholders, the successors to the Class of Directors whose term shall expire at that time shall be elected to hold office for a term of three years, so that the term of office of one Class of Directors shall expire in each year. The provisions of this Article Fifth may not be amended or modified unless such amendment or modification is authorized by the Board of Directors and approved by holders of 80% of the stock of the Corporation entitled to vote on the matter. As of the date hereof, the Directors of the Corporation are: Sydney G. Ashley, J. Robert Barton, Paul M. Bowman, David C. Bryan, Daniel T. Cannon, B. Vance Carmean, Jr., Mark M. Freestate, Neil R. LeCompte, Susanne K. Nuttle, Jerry F. Pierson, Wm. Maurice Sanger, and Walter E. Schmidt.

                  SIXTH: The following provisions are hereby adopted for the purposes of describing the rights and powers of the Corporation and of the Directors and stockholders:

                           (a)   The Board of Directors of the Corporation is
hereby empowered to authorize the issuance from time to time of shares of stock of any class, whether now or hereafter authorized, and securities convertible into shares of its stock of any class whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such limitations and restrictions, if any, as may be set forth in the Bylaws of the Corporation.

                           (b)   The Board of Directors of the Corporation may
classify or reclassify any unissued shares by fixing or altering in any one or more respects, from time to time, before issuance of such shares, the preferences, rights, voting powers, restrictions and qualifications of, the dividends on, the times and prices of redemption of, and the conversion rights of, such shares.

                           (c)   The Corporation reserves the right to amend its
Charter so that such amendment may alter the contract rights, as expressly set forth in the Charter, of any outstanding stock, and any objecting stockholder whose rights may or shall be thereby substantially adversely affected shall not be entitled to demand and receive payment of the fair value of his stock.

                           The enumeration and definition of a particular power
of the Board of Directors included in the foregoing is for descriptive purposes only and shall in no way limit or restrict the terms of any other clause of this or any other Article of these Articles of Incorporation, or in any manner exclude or limit any powers conferred upon the Board of Directors under the Maryland General Corporation Law ("MGCL") now or hereafter in force.

                  SEVENTH: The Directors of the Corporation shall consider all factors they deem relevant in evaluating any proposed offer for the Corporation or any of its stock, any proposed merger or consolidation of the Corporation or subsidiary of the Corporation with or into another entity, any proposal to purchase or otherwise acquire all or substantially all the assets of the Corporation or any subsidiary of the Corporation, and any other business combination (as such term is defined in the MGCL). The Directors shall evaluate whether the proposal is in the best interests of the Corporation and its subsidiaries by considering the best interests of the stockholders and other factors the Directors determine to be relevant, including the social, legal and economic effects on employees, customers, depositors, and communities served by the Corporation and any subsidiary of the Corporation. The Directors shall evaluate the consideration being offered to the stockholders in relation to the then current market value of the Corporation and its subsidiaries, the then current market value of the stock of the Corporation or any subsidiary in a freely negotiated transaction, and the Directors' judgment as to the future value of the stock of the Corporation as an independent entity.

                  EIGHTH: No Director or officer of the Corporation shall be liable to the Corporation or to its stockholders for money damages except (i) to the extent that it is proved that such Director or officer actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (ii) to the extent that a judgment or other final adjudication adverse to such Director or officer is entered in a proceeding based on a finding in the proceeding that such Director's or officer's action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. No amendment of these Articles of Incorporation or repeal of any of its provisions shall limit or eliminate the benefits provided to directors and officers under this provision with respect to any act or omission which occurred prior to such amendment.

         SECTION II. The provisions set forth in these Articles of Amendment and Restatement are all of the provisions of the Charter of the Corporation in effect upon acceptance of these Articles of Amendment and Restatement (the "Articles") for record by the State Department of Assessments and Taxation of Maryland, and upon such acceptance these Articles shall constitute the entire Charter of the Corporation and supersede all prior Charter papers.

         SECTION III. The foregoing complete Amendment and Restatement of the Charter of the Corporation includes amendments to the Charter duly advised by the Board of Directors and approved by the stockholders of the Corporation in the manner required for a Charter amendment under the Charter and By-laws of the Corporation and the laws of the State of Maryland.

         SECTION IV. (a)   The Board of Directors of the Corporation at a
meeting held on March 17, 1998 adopted a resolution in which was set forth the foregoing complete Amendment and Restatement of the Articles of Incorporation, declaring that said Amendment and Restatement were advisable, and directing that they be submitted to the stockholders of the Corporation for their consideration.

                     (b) The stockholders of the Corporation approved the complete Amendment and Restatement of the Articles of the Corporation as hereinabove set forth at a meeting of the stockholders held on April 21, 1998.

         IN WITNESS WHEREOF, Shore Bancshares, Inc. has caused these Articles of Amendment and Restatement to be signed and acknowledged in its name and on its behalf by its President and witnessed and attested by its Secretary on this 21st day of April, 1998, and they acknowledged the same to be the act of said Corporation, and that to the best of their knowledge, information and belief, all matters and facts stated herein are true in all material respects and that this statement is made under the penalties of perjury.

ATTEST:                                       SHORE BANCSHARES, INC.

/s/ Maryland Catherine Quimby                 By:  /s/ Daniel T. Cannon (SEAL)
_____________________________                      ____________________
Mary Catherine Quimby, Secretary              Daniel T. Cannon, President

                             SHORE BANCSHARES, INC.

                                     BY-LAWS

                             AS AMENDED AND RESTATED
                                 April 21, 1998

                                    ARTICLE I
                                  Stockholders
                                  ------------

                  SECTION 1. Annual Meeting. The annual meeting of the stockholders of the Corporation shall be held on a day duly designated by the Board of Directors in the month of April in each year, for the purpose of electing directors to succeed those whose terms shall have expired as of the date of such annual meeting, and for the transaction of such other corporate business as may come before the meeting.

                  SECTION 2. Special Meetings. Special meetings of the stockholders may be called at any time for any purpose or purposes by the Chairman, the President, or by a majority of the Board of Directors, and shall be called by the Chairman, the President, or Secretary, or any director of the Corporation upon the request in writing of holders of a majority of all the shares outstanding and entitled to vote on the business to be transacted at such meeting. Such request shall state the purpose or purposes of the meeting. The person to whom such request was made shall provide an estimate of the cost of the mailing and, upon payment of such cost, the notice of the meeting shall be mailed by the Corporation.

                  If the person to whom such request in writing is made shall fail to issue a call for such meeting within ten (10) days after receipt of such request, then a majority of the Board of Directors or the stockholders owning of record a majority in amount of the stock of the Corporation, issued, outstanding and entitled to vote, may do so by giving ten (10) days' prior written notice of the time, place and object of the meeting in the manner set forth in Article I,
Section 4 hereof. Business transacted at all special meetings of stockholders shall be confined to the purpose or purposes stated in the notice of the meeting.

                  SECTION 3. Place of Holding Meetings. All meetings of stockholders shall be held at the principal office of the Corporation or elsewhere in the United States as designated by the Board of Directors.

                  SECTION 4. Notice of Meetings. Written notice of each meeting of the stockholders shall be mailed, postage pre-paid by the Secretary, to each stockholder entitled to vote thereat at the stockholder's post office address, as it appears upon the books of the Corporation, at least ten (10) days but not more than ninety (90) days before, the meeting. Each such notice shall state the place, day, and hour at which the meeting is to be held and, in the case of any special meeting, shall state briefly the purpose or purposes thereof.

                  SECTION 5. Quorum. The presence in person or by proxy of the holders of record of a majority of the shares of the capital stock of the Corporation issued and outstanding and entitled to vote thereat shall constitute a quorum at all meetings of the stockholders, except as otherwise provided by law, by the Articles of Incorporation or by these By-laws. If less than a quorum shall be in attendance at the time for which the meeting shall have been called, the meeting may be adjourned from time to time by a majority vote of the stockholders present or represented, without any notice other than by announcement at the meeting, until a quorum shall attend. At any adjourned meeting at which a quorum shall attend, any business may be transacted which might have been transacted if the meeting had been held as originally called.

                  SECTION 6. Organization. Meetings of stockholders shall be presided over by the Chairman of the Board of Directors or, if the Chairman is not present, the President of the Corporation, or if the President is not present, by a Vice President, or, if none of said officers is present, by a chairman to be elected at the meeting. The Secretary of the Corporation, or if the Secretary is not present, any Assistant Secretary shall act as Secretary of such meetings; in the absence of the Secretary and any Assistant Secretary, the presiding officer may appoint a person to act as Secretary of the meeting.

                  SECTION 7. Voting. At all meetings of stockholders, every stockholder entitled to vote thereat shall have one (l) vote for each share of stock standing in the stockholder's name on the books of the Corporation on the date for the determination of stockholders entitled to vote at such meeting. Such vote may be either in person or by proxy appointed by an instrument in writing subscribed by such stockholder or the stockholder's duly authorized attorney, bearing a date not more than eleven (11) months prior to said meeting, unless said instrument provides for a longer period. Such proxy shall be dated, but need not be sealed, witnessed or acknowledged. All elections shall be had and all questions shall be decided by a majority of the votes cast at a duly constituted meeting, except as otherwise provided by law, in the Articles of Incorporation or by these By-laws.

                  If the chairman of the meeting shall so determine, a vote by ballot may be taken upon any election or matter, and the vote shall be so taken upon request of the holders of a majority of the stock entitled to vote on such election or matter. In either of such events, the proxies and ballots shall be received and be taken in charge and all questions touching the qualification of voters and the validity of proxies and the acceptance or rejection of votes, shall be decided by the tellers. Such tellers shall be appointed by the Board of Directors prior to the meeting.

                                   ARTICLE II

                               Board of Directors
                               ------------------

                  SECTION 1. General Powers. The property and business of the Corporation shall be managed by the Board of Directors of the Corporation.

                  SECTION 2. Number of Directors. The number of directors shall be three (3) or such other number, but not less than three (3) nor more than twenty-five (25), as may be designated from time to time by resolution of a majority of the entire Board of Directors.

                  SECTION 3. Election and Term of Office. The Board of Directors shall be divided into classes as described in the Articles of Incorporation. Each Director shall hold office until the expiration of the term for which the Director is elected, except as otherwise stated in these Bylaws, and thereafter until his or her successor has been elected and qualifies. Election of Directors need not be by written ballot, unless required by these Bylaws.

                  SECTION 4. Nomination of Directors. Nomination for election of members of the Board of Directors may be made by the Board of Directors or by any stockholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of Directors. Notice by a stockholder of intention to make any nominations shall be made in writing and shall be delivered or mailed to the Chairman of the Board or the President of the Corporation not less than 120 days nor more than 180 days prior to the date of the meeting of stockholders called for the election of Directors which, for purposes of this provision, shall be deemed to be on the same date as the annual meeting of stockholders for the preceding year. Such notification shall contain the following information to the extent known by the notifying stockholder (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the number of shares of capital stock of the Corporation owned by each proposed nominee; (d) the name and residence address of the notifying stockholder; (e) the number of shares of capital stock of the Corporation owned by the notifying stockholder; (f) the consent in writing of the proposed nominee as to the proposed nominee's name being placed in nomination for Director; and (g) all information relating to such proposed nominee that would be required to be disclosed by Regulation 14A under the Securities Exchange Act of 1934, as amended, and Rule 14a-11 promulgated thereunder, assuming such provisions would be applicable to the solicitation of proxies for such proposed nominee. Nominations not made in accordance herewith shall be disregarded and, upon the chairman's instructions, the teller shall disregard all votes cast for each such nominee.

                  SECTION 5. Vacancies. In the case of any vacancy in the Board of Directors through death, resignation, disqualification, removal or other cause, the remaining directors, by affirmative vote of the majority thereof, may elect a successor to hold office for the unexpired portion of the term of a director whose place shall be vacant, and until the election of his successor, or until he shall be removed, prior thereto by an affirmative vote of the holders of a majority of the stock.

                  Similarly and in the event of the number of directors being increased as provided in these By-laws, the additional directors so provided for shall be elected by the directors already in office, and shall hold office until the next annual meeting of stockholders and thereafter until his or their successors shall be elected.

                  A director of the Corporation may only be removed during the director's term of office for cause, which means a final unappealable criminal conviction of a felony, unsound mind, adjudication of bankruptcy, or action that causes material injury to the Corporation, by the affirmative vote of a majority of the entire Board of Directors of the Corporation (exclusive of the director being considered for removal) or by the affirmative vote of a majority of the outstanding capital stock of the Corporation entitled to vote for the election of directors. Stockholders shall not have the right to remove directors without such cause. Any attempt or special meeting of stockholders to remove a director for cause shall be permitted only after notice to the director describing the specific charges constituting cause thereunder, and a hearing at which the director has a full opportunity to refute the charges.

                  SECTION 6. Place of Meeting. The Board of Directors may hold their meetings and have one or more offices, and keep the books of the Corporation, either within or outside the State of Maryland, at such place or places as they may from time to time determine by resolution or by written consent of all the directors. The Board of Directors may hold their meetings by conference telephone or other similar electronic communications equipment in accordance with the provisions of Maryland General Corporation Law.

                  SECTION 7. Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by resolution of the Board, provided that notice of every resolution of the Board fixing or changing the time or place for the holding of regular meetings of the Board shall be mailed to each director at least three (3) days before the first meeting held in pursuance thereof. The annual meeting of the Board of Directors shall be held immediately following the annual stockholders' meeting at which a Board of Directors is elected. Any business may be transacted at any regular meeting of the Board.

                  SECTION 8. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by direction of the Chairman, or the President, and must be called by the Chairman, the President or the Secretary upon written request of a majority of the Board of Directors, by mailing the same at least two (2) days prior to the meeting, or by personal delivery, facsimile transmission, telegraphing or telephoning the same on the day before the meeting, to each director; but such notice may be waived by any director. Unless otherwise indicated in the notice thereof, any and all business may be transacted at any special meeting. At any meeting at which every director shall be present, even though without notice, any business may be transacted and any director may in writing waive notice of the time, place and objects of any special meeting.

                  SECTION 9. Quorum. A majority of the whole number of directors shall constitute a quorum for the transaction of business at all meetings of the Board of Directors, but, if at any meeting less than a quorum shall be present, a majority of those present may adjourn the meeting from time to time, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by law or by the Corporation's Articles of Incorporation or by these By-laws.

                  SECTION 10. Compensation of Directors. Directors may receive a fixed sum and expenses for attendance at regular and special meetings and committee meetings, or any combination of the foregoing as may be determined from time to time by the Board of Directors, and nothing contained herein shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore.

                  SECTION 11. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of two or more of the directors of the Corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Such committee or committees shall have such names as may be determined from time to time by resolution adopted by the Board of Directors.

                                   ARTICLE III

                                    Officers
                                    --------

                  SECTION 1. Election, Tenure, and Compensation. The officers of the Corporation shall be a Chairman, a President, one or more Vice-Presidents (if so elected by the Board of Directors), a Secretary, and a Treasurer, and such other officers as the Board of Directors from time to time may consider necessary for the proper conduct of the business of the Corporation. The officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of the stockholders. The Chairman and the President shall be directors and the other officers may, but need not be, directors. Any two or more of the above officers, except those of President and Vice President, may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity if such instrument is required by law or by these By-laws to be executed, acknowledged or verified by any two or more officers. The compensation or salary paid all officers of the Corporation shall be fixed by resolutions adopted by the Board of Directors.

                  Except where otherwise expressly provided in a contract duly authorized by the Board of Directors, all officers and agents of the Corporation shall be subject to removal at any time by the affirmative vote of a majority of the whole Board of Directors, and all officers, agents, and employees, other than officers appointed by the Board of Directors, shall hold office at the discretion of the Board of Directors or of the officers appointing them.

                  SECTION 2. Powers and Duties of the Chairman. The Chairman shall preside at all meetings of the stockholders and of the Board of Directors unless the Board of Directors shall, by a majority vote of a quorum thereof elect an individual other than the Chairman to preside at meetings of the Board of Directors. The Chairman shall be ex-officio a member of all the standing committees. The Chairman shall do and perform such other duties as may, from time to time, be assigned to the Chairman by the Board of Directors.

                  SECTION 3. Powers and Duties of the President. The President shall be the chief executive officer of the Corporation and shall have general charge and control of all its business affairs and properties. The President may sign and execute all authorized bonds, contracts or other obligations in the name of the Corporation. The President shall have the general powers and duties of supervision and management usually vested in the office of President of a corporation. The President shall do and perform such other duties as may, from time to time, be assigned to the President by the Board of Directors.

                  SECTION 4. Powers and Duties of the Vice President. The Board of Directors may elect one or more Vice Presidents. Any Vice President (unless otherwise provided by resolution of the Board of Directors) may sign and execute all authorized bonds, contracts, or other obligations in the name of the Corporation. Each Vice President shall have such other powers and shall perform such other duties as may be assigned to the Vice President by the Board of Directors or by the Chairman or the President. In case of the absence or disability of the President, the duties of that office shall be performed by any Vice President, and the taking of any action by such Vice President in place of the President shall be conclusive evidence of the absence or disability of the President.

                  SECTION 5. Secretary. The Secretary shall give, or cause to be given, notice of all meetings of stockholders and directors and all other notices required by law or by these By-laws, and in case of the Secretary's absence or refusal or neglect to do so, any such notice may be given by any person thereunto directed by the Chairman or the President, or by the directors or stockholders upon whose written requisition the meeting is called as provided in these By-laws. The Secretary shall record all the proceedings of the meetings of the stockholders and of the directors in books provided for that purpose, and shall perform such other duties as may be assigned to him by the directors, the Chairman, or the President. The Secretary shall have custody of the seal of the Corporation and shall affix the same to all instruments requiring it, when authorized by the Board of Directors, the Chairman, or the President, and attest the same. In general, the Secretary shall perform all the duties generally incident to the office of Secretary, subject to the control of the Board of Directors, the Chairman, and the President.

                  SECTION 6. Treasurer. The Treasurer shall have custody of all the funds and securities of the Corporation, and shall keep full and accurate account of receipts and disbursements in books belonging to the Corporation. The Treasurer shall deposit all moneys and other valuables in the name and to the credit of the Corporation in such depository or depositories as may be designated by the Board of Directors.

                  The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements. The Treasurer shall render to the Chairman, the President and the Board of Directors, whenever any of them so requests, an account of all transactions as Treasurer and of the financial condition of the Corporation.

                  The Treasurer shall give the Corporation a bond, if required by the Board of Directors, in a sum, and with one or more sureties, satisfactory to the Board of Directors, for the faithful performance of the duties of the office and for the restoration to the Corporation in case of the Treasurer's death, resignation, retirement or removal from office of all books, papers, vouchers, moneys, and other properties of whatever kind in the Treasurer's possession or under the Treasurer's control belonging to the Corporation.

                  The Treasurer shall perform all the duties generally incident to the office of the Treasurer, subject to the control of the Board of Directors, the Chairman, and the President.

                  SECTION 7. Assistant Secretary. The Board of Directors may appoint an Assistant Secretary or more than one Assistant Secretary. Each Assistant Secretary shall (except as otherwise provided by resolution of the Board of Directors) have power to perform all duties of the Secretary in the absence or disability of the Secretary and shall have such other powers and shall perform such other duties as may be assigned by the Board of Directors, the Chairman, or the President. In case of the absence or disability of the Secretary, the duties of the office shall be performed by any Assistant Secretary, and the taking of any action by any such Assistant Secretary in place of the Secretary shall be conclusive evidence of the absence or disability of the Secretary.

                  SECTION 8. Assistant Treasurer. The Board of Directors may appoint an Assistant Treasurer or more than one Assistant Treasurer. Each Assistant Treasurer shall (except as otherwise provided by resolution of the Board of Directors) have power to perform all duties of the Treasurer in the absence or disability of the Treasurer and shall have such other powers and shall perform such other duties as may be assigned by the Board of Directors, the Chairman or the President. In case of the absence or disability of the Treasurer, the duties of the office shall be performed by any Assistant Treasurer, and the taking of any action by any such Assistant Treasurer in place of the Treasurer shall be conclusive evidence of the absence or disability of the Treasurer.

                                   ARTICLE IV

                                  Capital Stock
                                  -------------

                  SECTION 1. Issue of Certificates of Stock. The certificates for shares of the stock of the Corporation shall be of such form not inconsistent with the Certificate of Incorporation, or its amendments, as shall be approved by the Board of Directors. All certificates shall be signed by the Chairman, the President or by any Vice-President and counter-signed by the Secretary, an Assistant Secretary, Treasurer or Assistant Treasurer, and sealed with the seal of the Corporation. All certificates for each class of stock shall be consecutively numbered. The name of the person owning the shares issued and the address of the holder, shall be entered in the Corporation's books. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificates representing the same number of shares shall be issued until the former certificate or certificates for the same number of shares shall have been so surrendered, and canceled, unless a certificate of stock be lost or destroyed, in which event another may be issued in its stead upon proof of such loss or destruction and the giving of a satisfactory bond of indemnity not exceeding an amount double the value of the stock. Both such proof and such bond shall be in a form approved by the general counsel of the Corporation and by the Transfer Agent of the Corporation and by the Registrar of the stock.

                  SECTION 2. Transfer of Shares. Shares of the capital stock of the Corporation shall be transferred on the books of the Corporation only by the holder thereof in person or by the holder's attorney upon surrender and cancellation of certificates for a like number of shares as hereinbefore provided.

                  SECTION 3. Registered Stockholders. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share in the name of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the Laws of Maryland.

                  SECTION 4. Closing Transfer Books. The Board of Directors may fix the period, not exceeding twenty (20) days, during which time the books of the Corporation shall be closed against transfers of stock, or, in lieu thereof, the directors may fix a date not less than ten (10) days nor more than sixty
(60) days preceding the date of any meeting of stockholders or any dividend payment date or any date for the allotment of rights, as a record date for the determination of the stockholders entitled to notice of and to vote at such meeting or to receive such dividends or rights as the case may be; and only stockholders of record on such date shall be entitled to notice of and to vote at such meeting or to receive such dividends or rights as the case may be.

                                    ARTICLE V

                             Bank Accounts and Loans

                  SECTION 1. Bank Accounts. Such officers or agents of the Corporation as from time to time shall be designated by the Board of Directors shall have authority to deposit any funds of the Corporation in such banks or trust companies as shall from time to time be designated by the Board of Directors and such officers or agents as from time to time authorized by the Board of Directors may withdraw any or all of the funds of the Corporation so deposited in any bank or trust or trust company, upon checks, drafts or other instruments or orders for the payment of money, drawn against the account or in the name or behalf of this Corporation, and made or signed by such officers or agents; and each bank or trust company with which funds of the Corporation are so deposited is authorized to accept, honor, cash and pay, without limit as to amount, all checks, drafts or other instruments or orders for the payment of money, when drawn, made or signed by officers or agents so designated by the Board of Directors until written notice of the revocation of the authority of such officers or agents by the Board of Directors shall have been received by such bank or trust company. There shall from time to time be certified to the banks or trust companies in which funds of the Corporation are deposited, the signature of the officers or agents of the Corporation so authorized to draw against the same. In the event that the Board of Directors shall fail to designate the persons by whom checks, drafts and other instruments or orders for the payment of money shall be signed, as hereinabove provided in this Section, all of such checks, drafts and other instruments or orders for the payment of money shall be signed by the Chairman, the President or a Vice President and counter-signed by the Secretary or Treasurer or an Assistant Secretary or an Assistant Treasurer of the Corporation.

                  SECTION 2. Loans. Such officers or agents of the Corporation as from time to time shall be designated by the Board of Directors shall have authority to effect loans, advances or other forms of credit at any time or times for the Corporation from such banks, trust companies, institutions, corporations, firms or persons as the Board of Directors shall from time to time designate, and as security for the repayment of such loans, advances, or other forms of credit to assign, transfer, endorse, and deliver, either originally or in addition or substitution, any or all stock, bonds, rights, and interests of any kind in or to stocks or bonds, certificates of such rights or interests, deposits, accounts, documents covering merchandise, bills and accounts receivable and other commercial paper and evidences or debt at any time held by the Corporation; and for such loans, advances, or other forms of credit to make, execute and deliver one or more notes, acceptances or written obligations of the Corporation on such terms, and with such provisions as to the security or sale or disposition thereof as such officers or agents shall deem proper; and also to sell to, or discount or rediscount with, such banks, trust companies, institutions, corporations, firms or persons any and all commercial paper, bills receivable, acceptances and other instruments and evidences of debt at any time held by the Corporation, and to that end to endorse, transfer and deliver the same. There shall from time to time be certified to each bank, trust company, institution, corporation, firm or person so designated the signature of the officers or agents so authorized; and each bank, trust company, institution, corporation, firm or person is authorized to rely upon such certification until written notice of the revocation by the Board of Directors of the authority of such officers or agents shall be delivered to such bank, trust company, institution, corporation, firm or person.

                                   ARTICLE VI

                            Miscellaneous Provisions

                  SECTION 1. Fiscal Year. The fiscal year of the Corporation shall begin on the first day of January of each year.

                  SECTION 2. Notices. Whenever, under the provisions of these By-laws, notice is required to be given to any director, officer or stockholder, unless otherwise provided in these By-laws, such notice shall be deemed given if in writing, and personally delivered, or sent by telefax, or telegram, or by mail, by depositing the same in a post office or letter box, in a postpaid sealed wrapper, addressed to each stockholder, officer or director, as the case may be, at such address as appears on the books of the Corporation, or in default of any other address, to such director, officer or stockholder, at the general post office in the Town of Centreville, Maryland, and such notice shall be deemed to be given at the time the same is so personally delivered, telefaxed, telegraphed or so mailed. Any stockholder, director or officer may waive any notice required to be given under these By-laws.

                  SECTION 3. Voting Upon Stocks. Unless otherwise ordered by the Board of Directors, the Chairman, the President and the Vice President, or any of them, shall have full power and authority on behalf of the Corporation to attend and to vote and to grant proxies to be used at any meetings of stockholders of any corporation in which the Corporation may hold stock.

                                   ARTICLE VII

                              Amendment of By-laws

                  The Board of Directors and the stockholders shall each have full power to amend, alter or repeal these By-laws, or any provision thereof, and may from time to time make additional By-Laws. Any amendment to the By-Laws by the stockholders shall be made at any annual meeting as part of the general business of such meeting, or at any special meeting provided there was stated in the notice of such meeting given to the stockholders the substance of such proposed alteration or repeal.

                                  ARTICLE VIII

                                 Indemnification

                  SECTION 1. Definitions. As used in this Article VIII, any word or words that are defined in Section 2-418 of the Corporations and Associations Article of the Annotated Code of Maryland (the "Indemnification Section"), as amended from time to time, shall have the same meaning as provided in the Indemnification Section.

                  SECTION 2. Indemnification of Directors and Officers. The Corporation shall indemnify and advance expenses to a director or officer of the Corporation in connection with a proceeding to the fullest extent permitted by and in accordance with the Indemnification Section. Notwithstanding the foregoing, the Corporation shall be required to indemnify a director or officer in connection with a proceeding commenced by such director or officer against the Corporation or its directors or officers only if the proceeding was authorized by the Board of Directors.

                  SECTION 3. Indemnification of Other Agents and Employees. With respect to an employee or agent, other than a director or officer of the Corporation, the Corporation may, as determined by and in the discretion of the Board of Directors of the Corporation, indemnify and advance expenses to such employees or agents in connection with a proceeding to the extent permitted by and in accordance with the Indemnification Section.

                                 END OF BY-LAWS

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Dated:  August 12, 1998

                                       SHORE BANCSHARES, INC.

                                       /s/ Daniel T. Cannon
                                       __________________________________
                                       DANIEL T. CANNON
                                       President

                                       /s/ Carol I. Brownawell
                                       __________________________________
                                       CAROL I. BROWNAWELL
                                       Treasurer