Form 10-Q
period 1998-09-30
SHORE BANCSHARES INC
filed 1998-11-13
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         ------------------------------


                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

             As of November 6, 1998, there were 1,913,516 shares of
                   Common Stock $0.01 Par Value outstanding.
                 This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX



PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets -September 30, 1998 and December 31, 1997

         Statements of Income -- Three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997.

         Statements of Cash Flows -- Nine months ended September 30, 1998 and 1997 and the twelve months ended December 31, 1997

         Notes to Financial Statements - September 30, 1998

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


SIGNATURES
----------

FORWARD LOOKING INFORMATION
---------------------------

         Portions of this Quarterly Report on Form 10Q contain forward-looking statements with respect to the adequacy of the allowance for loan losses, interest rate risk, and the Year 2000 issue which, by their nature are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                                September 30,     December 31,
Dollars in thousands                                                1998              1997
                                                                 (Unaudited)
                                                                -------------     ------------
ASSETS
  Cash and due from banks                                         $  7,350         $  5,092
  Federal funds sold                                                10,422            3,504
  Securities (Note 2)
    Held to Maturity                                                33,948           39,298
    Available for Sale                                              12,352            9,444
  Loans, less allowance for credit losses (Note 3 and 4)           107,800          107,764
  Premises and fixed assets                                          3,248            3,259
  Investments in unconsolidated subsidiaries                         1,195            1,187
  Accrued interest receivable                                        1,443            1,476
  Goodwill                                                           1,976            2,088
  Net deferred taxes and other assets                                1,900            2,003

                                                                  --------         --------
    TOTAL ASSETS                                                  $181,634         $175,115
                                                                  ========         ========

LIABILITIES
  Deposits
    Non-interest bearing demand                                   $ 17,412         $ 17,727
    Interest bearing transaction                                    23,463           19,176
    Savings and money market                                        36,707           37,575
    Time, $100,000 or more                                          15,696           13,474
    Other time                                                      60,880           57,861
                                                                  --------         --------

      Total deposits                                               154,158          145,813
                                                                  --------         --------

  Long term debt  (Note 5)                                           5,000            5,000
  Accrued interest payable                                             195              189
  Other liabilities                                                    559              598
                                                                  --------         --------

                                                                     5,754            5,787
                                                                  --------         --------

      Total liabilities                                            159,912          151,600
                                                                  --------         --------

COMMITMENTS

EQUITY CAPITAL
  Common stock, par value $.01; authorized
    10,000,000 shares, issued and outstanding
    1,913,516 shares                                                    19               10
  Surplus                                                           10,064           10,064
  Retained earnings                                                 11,618           13,480
  Accumulated other comprehensive income                                21              (39)
                                                                  --------         --------

    Total stockholders' equity                                      21,722           23,515
                                                                  --------         --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $181,634         $175,115
                                                                  ========         ========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                                              Quarter        Nine Months        Quarter        Nine Months
Dollars in thousands except per share data                Ended            Ended            Ended            Ended
                                                      September 30,    September 30,    September 30,    September 30,
                                                           1998             1998             1997             1997
                                                     --------------------------------------------------------------------
INTEREST INCOME
  Interest and fee income on loans                     $   2,492        $   7,312        $   2,503        $   6,903
  Interest and dividends on securities
    Taxable securities                                       577            1,704              584            1,667
    Tax-exempt securities                                    122              363               99              311
  Interest on federal funds sold                             147              370               89              225

                                                     --------------------------------------------------------------------
   Total interest income                                   3,338            9,749            3,275            9,106
                                                     --------------------------------------------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
    of $100,000 or more                                      199              574              189              599
  Interest on other deposits                               1,229            3,601            1,215            3,339
  Interest on long term debt                                  73              215                -                -

                                                     --------------------------------------------------------------------
   Total interest expense                                  1,501            4,390            1,404            3,938
                                                     --------------------------------------------------------------------

NET INTEREST INCOME                                        1,837            5,359            1,871            5,168
Provision for credit losses                                  ---              ---              ---              ---

                                                     --------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                              1,837            5,359            1,871            5,168
                                                     --------------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                        166              501              165              494
  Other noninterest income                                    49              156               21               82
  Gains (losses) on securities                                 -                -                -                8

                                                     --------------------------------------------------------------------
   Total noninterest income                                  215              657              186              584
                                                     --------------------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                             592            1,710              555            1,613
  Expenses of premises and fixed assets                      174              490              178              443
  Other noninterest expense                                  327            1,293              331            1,182

                                                     --------------------------------------------------------------------
   Total noninterest expense                               1,093            3,493            1,064            3,238
                                                     --------------------------------------------------------------------

INCOME BEFORE TAXES                                          959            2,523              993            2,514
Applicable income taxes                                      297              839              338              874
                                                     --------------------------------------------------------------------

NET INCOME                                             $     662        $   1,684        $     655        $   1,640
                                                     ====================================================================

Basic earnings per common share                        $    0.33        $    0.84        $    0.33        $    0.81
Diluted earnings per common share                           0.33             0.84             0.33             0.81


See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SHORE BANCSHARES, INC.                                                                               Accumulated
(Unaudited)                                                                                             Other
                                                            Common                   Retained       Comprehensive
Dollars in thousands                                         Stock      Surplus      Earnings           Income          Total
                                                           --------    ---------    ----------     ---------------   -----------
Balance at January 1, 1998                                    $10        $10,064      $13,480           ($39)          $23,515

Comprehensive income:

  Net income                                                                            1,684                            1,684

  Other comprehensive income,  net of tax:
    Unrealized gain on available-for-sale
    securities, net of reclassification adjustment                                                        60                60
                                                                                                                       -------
  Other comprehensive income                                                                                                60
                                                                                                                       -------

Comprehensive income                                                                                                     1,744

Two-for-one stock split effected in the
  form of a 100% stock dividend                                10                         (10)                               0

Common stock repurchased and retired                           (1)                     (2,811)                          (2,812)
                                                                                                                       -------

Cash dividends declared ($.36 per
  common share)*                                                                         (725)                            (725)
                                                              ---        -------      -------            ---           -------

Balance at September 30, 1998                                  19         10,064       11,618             21            21,722
                                                           ======         ======     ========            ===           =======







*Restated for two-for-one stock split effected in the form of a 100% stock dividend

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                                      Nine Months            Year          Nine Months
                                                                         Ended              Ended             Ended
                                                                     September 30,       December 31,     September 30,
                                                                          1998               1997              1997
                                                                    ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  1,684           $  2,370           $  1,640
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                       232                424                178
        Equity in net earnings of unconsolidated subsidiaries                 -                (73)                 -
        Provision for credit losses, net                                    (27)              (115)              (102)
        Deferred income tax benefits                                          -                265                 (4)
        Net (gains) losses on disposal of assets                              -                 40                 (8)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                 33                 10                (46)
          (Increase) decrease in other assets                                87             (1,346)              (915)
          Increase (decrease) in interest payable                             6               (118)                24
          Increase (decrease) in other liabilities                          (39)               (89)                95
                                                                    ----------------------------------------------------

          Net cash provided by operating activities                       1,976              1,368                862
                                                                    ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity securities                24,259             16,221              8,140
  Proceeds from maturities of available-for-sale securities               1,125              1,081              6,085
  Proceeds from sale of  available-for-sale securities                        -              3,373              3,373
  Purchases of held-to-maturity securities                              (18,759)           (22,899)           (11,443)
  Purchases of available-for-securities                                  (3,999)            (1,693)            (6,647)
  Net (increase) decrease in loans                                           (9)                46                173
  Purchase of premises and equipment                                       (225)            (1,276)            (1,108)
  Aquisition, net of cash aquired                                             -             (2,799)            (2,799)
                                                                    ----------------------------------------------------

          Net cash provided by (used in) investing activities             2,392             (7,946)            (4,226)
                                                                    ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                                     3,104              6,923              6,354
  Increase (decrease) in time deposits                                    5,241             (6,034)              (995)
  Proceeds from long-term debt                                                -              5,000              5,000
  Common stock repurchased and retired                                   (2,812)                 -                  -
  Cash dividends paid                                                      (725)              (977)              (695)
                                                                    ----------------------------------------------------

          Net cash provided by (used in) financing activities             4,808              4,912              9,664
                                                                    ----------------------------------------------------

          Net increase (decrease) in cash and
            cash equivalents                                              9,176             (1,667)             6,300
          Cash and cash equivalents, beginning                            8,596             10,263             10,263
                                                                    ----------------------------------------------------

          Cash and cash equivalents, ending                            $ 17,772           $  8,596           $ 16,563
                                                                    ====================================================

Supplementary cash flow information:
  Interest paid                                                        $  4,168           $  5,417           $  3,774
  Income taxes paid                                                    $    938           $  1,120           $    534

All dollar amounts in thousands

Note 1 - Financial Information


The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes included in the 1997 Annual Report to Shareholders and Form 10.



New Accounting Standards

During the first quarter 1998, Shore Bancshares, Inc. adopted FASB Statement no. 130 Reporting Comprehensive Income. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income discloses certain financial information that historically has not been recognized in the calculation of net income.

The Company holds securities classified as available-for-sale, which have unrealized gain of $98 thousand before tax during the third quarter of 1998. The after tax gain of $60 thousand is reflected in the Consolidated Statement of Shareholders' Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
(UNAUDITED)

                                                                 September 30, 1998
                                               -----------------------------------------------------
                                                   Held-to-Maturity           Available-for-Sale
                                                Amortized       Fair        Amortized        Fair
                                                  Cost          Value         Cost           Value
                                               -----------------------------------------------------
U.S. Treasury securities                                                     $ 5,981       $ 6,088
U.S. Government agency and
  corporation obligations issued by
  U.S.Government sponsored
    agencies                                     $23,984       $24,185         3,999         4,018

Securities issued by states and
  political subdivisions in the U.S.
    a. General obligations                         8,598         8,837
    b. Revenue obligations                         1,347         1,382

Mortgage-backed securities                            19            21           241           251

Equity Securities
    a. Investments in Mutual Funds                                             1,028           927
    b. Other equity securites with
       readily determinable fair values
    c. All other equity securities                                             1,068         1,068
                                               -----------------------------------------------------

TOTAL SECURITIES                                 $33,948       $34,425       $12,317       $12,352

                                               =====================================================



PLEDGED SECURITIES                                                                         $18,500
                                                                                        ============


                                                              December 31, 1997
                                               -----------------------------------------------------
                                                   Held-to-Maturity           Available-for-Sale
                                                 Amortized      Fair        Amortized        Fair
                                                   Cost         Value         Cost           Value
                                               -----------------------------------------------------
U.S. Treasury securities                                                      $6,966       $ 7,014
U.S. Government agency and
  corporation obligations issued by
  U.S.Government sponsored
    agencies                                     $29,064       $29,086           100           100

Securities issued by states and
  political subdivisions in the U.S.
    a. General obligations                         9,221         9,378
    b. Revenue obligations                           989         1,007

Mortgage-backed securities                            24            27           365           374

Equity Securities
    a. Investments in Mutual Funds                                             1,010           888
    b. Other equity securites with
       readily determinable fair values
    c. All other equity securities                                             1,068         1,068
                                               -----------------------------------------------------

TOTAL SECURITIES                                 $39,298       $39,498        $9,509       $ 9,444

                                               =====================================================


PLEDGED SECURITIES                                                                         $17,338
                                                                                        ============


All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 3  LOANS AND LEASE FINANCING RECEIVABLES
(UNAUDITED)

                                                           September 30,        December 31
                                                               1998                1997
                                                          ---------------      --------------
Loans secured by real estate
   a. Construction and land development                      $  4,591             $  2,866
   b. Secured by farmland (including farm
      residential and other improvements)                       4,468                4,282
   c. Secured by 1-4 family residential properties
      1. Revolving, open end loans                              3,358                1,703
      2. All others
         (a) Secured by first liens                            62,381               68,772
         (b) Secured by junior liens                            3,805                3,855
   d. Secured by multi-family (5 or more)
        residential properties                                    109                    -
   e. Secured by nonfarm nonresidential
        properties                                             14,652               12,871
Loans to finance agricultural production and
   other loans to farmers                                       2,128                1,322
Commercial and industrial loans                                 6,420                7,027
Loans to individuals for household, family,
   and other personal expenditures (includes
   purchased paper)
   a. Credit card and related plans                                79                   81
   b. Other                                                     7,107                6,500
Obligations (other than securities) of states and
   political subdivisions in the U. S.                              -                   13
Other loans
   a. Loans for purchasing or carrying securities
      (secured and unsecured)                                       -                    -
   b. All other loans                                             122                   42
Less any unearned income on loans                                  43                  166
                                                             --------             --------

  Total loans and leases, net of unearned income              109,177              109,168
    Less allowance for loan and lease losses                    1,377                1,404
                                                             --------             --------

  Total loans and leases, net of unearned income
    and allowance for loan and lease losses                  $107,800             $107,764
                                                             ========             ========

All dollar amounts in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 4 CHARGE OFFS AND RECOVERIES AND CHANGE IN
         ALLOWANCE FOR LOAN AND LEASE LOSSES
(UNAUDITED)


I. CHARGE-OFFS AND RECOVERIES ON LOANS AND LEASES

                                                 September 30, 1998                   December 31, 1997

                                             Charge-offs     Recoveries         Charge-offs     Recoveries
                                            ----------------------------       ----------------------------
1. Real estate loans                             $ -        $       -               $ 22         $      -
2. Installment loans                              57               16                 99               40
3. Credit cards and
   related plans                                   5                -                  -                -
4. Commercial (time and
   demand) and all other
   loans                                           -               19                 37                4
                                           -----------------------------       ----------------------------

6. Total                                         $62        $      35               $158         $     44
                                           =============================       ============================



II. CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

1. Balance at end of previous period                        $   1,404                            $  1,503
2. Recoveries                                                      35                                  44
3. Charge-offs                                                    (62)                               (158)
4. Provision for loan and lease losses                              -                                   -
5. Allowance aquired                                                -                                  15
                                                          --------------                       ------------

6. Balance at end of period                                 $   1,377                            $  1,404
                                                          ==============                       ============

7. Net charge-offs                                          $      27                            $    114
8. Average daily loan balance                                 107,753                             103,742
9. Ratio-net of charge offs to
   average loans outstanding                                     0.03%                               0.11%


All dollar amounts in thousands

Note 5 - Long Term Debt

         As of September 30, 1997, the Bank had received a convertible advance from the Federal Home Loan Bank in the amount of $5,000,000 at an interest rate of 5.66% which is due September 24, 2002. The Bank has pledged mortgage loans as collateral on this advance.



Note 6 - Repurchase of Common Stock

         On September 16, 1998 the Company repurchased and retired 101,332 shares, or approximately 5.0% of its outstanding common stock at a price of $27.75 per share. The excess purchase price over the $.01 par value was allocated to retained earnings.

AVERAGE BALANCES, YIELDS AND RATES

                                                           YTD 9/30/98                              YTD 9/30/97

                                                 Average     Income/     Yield/          Average      Income/    Yield/
                                                 Balance     Expense      Rate           Balance      Expense     Rate
ASSETS
Interest Earning assets:
  Money market investments:
    Federal funds sold                          8,562,080     370,178     5.78%          5,543,708    225,253     5.43%
  Investment Securities:
    U.S. Treasury securities
     and obligations of U.S.
     government agencies                       33,740,982   1,580,030     6.26%         31,936,248  1,532,394     6.42%
    Obligations of States and
     political subdivisions                    10,378,420     549,447     7.08%          8,235,706    470,786     7.64%
    Taxable Municipals                            415,136      21,816     7.03%            512,815     30,363     7.92%
    All other investment securities             1,698,967      92,532     7.28%          2,218,478     82,127     4.95%
    Federal Reserve Bank stock                    302,250       9,068     4.01%            302,250      9,068     4.01%

                                             -----------------------------------      ----------------------------------

      Total investment securities              46,535,755   2,252,893     6.47%         43,205,497  2,124,738     6.58%
  Loans - net of unearned income
    Commercial loans                            9,532,266     694,820     9.75%          9,382,287    685,936     9.77%
    Installment loans                           5,665,550     423,821    10.00%          5,201,717    395,568    10.17%
    Mortgage loans                             92,555,109   6,143,340     8.87%         87,582,264  5,754,304     8.78%

                                             -----------------------------------      ----------------------------------

      Total loans                             107,752,925   7,261,981     9.01%        102,166,268  6,835,808     8.95%

                                             -----------------------------------      ----------------------------------

TOTAL INTEREST EARNING ASSETS                 162,850,760   9,885,052     8.12%        150,915,473  9,185,797     8.14%
Cash and due from banks                         4,099,142                                4,075,070
Other assets                                    9,684,076                                8,253,649
Allowance for loan and lease losses            (1,389,154)                              (1,456,618)

                                             -----------------------------------      ----------------------------------

TOTAL ASSETS                                  175,244,824                              161,787,574

                                             ===================================      ==================================

LIABILITIES
Interest-bearing liabilities
  Other Borrowed Funds                          5,002,473     214,718     5.74%            128,205          -
  Super NOW accounts                           17,848,116     374,528     2.81%         16,803,546    374,322     2.98%
  Money market deposit accounts                18,784,796     471,650     3.36%         20,479,885    510,500     3.33%
  Time, $100,000 or more                       12,336,970     499,905     5.42%         13,704,210    541,440     5.28%
  Other time deposits                          45,695,945   1,832,468     5.36%         39,639,524  1,537,725     5.19%
  IRA deposits                                 15,463,963     586,447     5.07%         14,646,788    592,871     5.41%
  Savings deposits                             17,857,218     408,624     3.06%         16,371,320    382,900     3.13%

                                            ---------------------------------------- ---------------------------------------

TOTAL INTEREST BEARING LIABILITIES            132,989,481   4,388,340     4.41%        121,773,478  3,939,758     4.33%
Demand deposits                                17,506,666                               15,888,969
Other liabilities                                 966,357                                1,525,798

                                            ---------------------------------------- ---------------------------------------

      Total liabilities                       151,462,504                              139,188,245
Stockholders' equity                           23,782,320                               22,599,329

                                            ---------------------------------------- ---------------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        175,244,824                              161,787,574

                                            ====================================     =======================================

Net interest income & interest rate spread                  5,496,712     3.70%                     5,246,039     3.81%
Net interest income as a % of earning assets                              4.36%                                   4.51%

                                            ====================================     =======================================


1. All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34%, exclusive of the alternative minimum tax rate and non-deductible interest expense.
2. Loan fee income is included in interest income for each loan category and yields are stated to include all.
3. Balances of nonaccrual loans and related income have been included for computational purposes.

                                     Page 11
ITEM 2


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


                             RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $1,684 thousand in net income for the nine months ended September 30, 1998 or $.84 per share compared to the nine months ended September 30, 1997 with net income of $1,640 thousand or $.81 per share. Net income in 1998 increased $44 thousand or 2.7% over the same period in 1997. The improvement was attributable to the $191 thousand or 3.7% growth in net interest income, the Company's major income component. September 30, 1998 net income includes nine months net interest earnings on assets acquired in the Kent Savings merger. The September 30, 1997 net interest income includes six months earnings on assets acquired in the April 1, 1997 merger. Year to date net income absorbed on going non-interest expense associated with the merger of Kent Savings including goodwill amortization as well as increased depreciation expense for the renovation of the Centreville office. As a result of a decreasing net interest spread, net interest income as a percent of earning assets decreased .15% as of September 30, 1998 compared to the same period in 1997, which reflects a growth in earning assets at a faster rate than the growth in interest earnings.

                  NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits. The quarter ended September 30, 1998 has been characterized by relatively stable interest rates at the Bank level subsequent to decreases in loan and deposit rates recognized early in the first quarter. As a result of balance sheet growth resulting primarily from the Kent purchase, the Bank's net interest income, on a fully tax-equivalent basis, increased in the first nine months of 1998 compared to the same period in 1997. Net interest income (on a tax equivalent basis) for September 30, 1998 increased $250 thousand or 4.8% compared to the nine months ended September 30, 1997.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the nine months ended September 30, 1998 and 1997 was 3.70%, and 3.81%, respectively. Interest rate spread in 1998 decreased at the end of the third quarter compared to the same period in 1997 resulting from a decreased yield on average earning assets of .02% and an increase in yield of average interest bearing liabilities by .08%. This is also a decrease from the March 31 and June 30, 1998 interest rate spread of 3.83% and 3.71% respectively. A change in the mix of the balance sheet accounted for the decrease in interest rate spread when comparing the third quarters of 1998 and 1997. A review of average earning assets shows 64.3% increase in earnings on federal funds because of a .35% yield increase and a 54.4% increase in average balance. The average balance in municipal bonds increased $2.0 million which provide a higher tax equivalent yield than U.S. Treasuries and government agency bonds which grew only $1.8 million. Despite loan rate decreases early in 1998 loan yield has grown in comparison to September 30, 1997 by .06%. This third quarter loan yield increase is a decrease from the .15% increase noted in comparing the first quarter 1997 and 1998. The reduction in loan rates and loans refinanced with the Bank or to the secondary market are reflected in earnings. As of September 30, 1998 total loans as a percentage of total assets decreased 1.5%. Those funds have been shifted to lower yielding federal funds and investment securities. Average balances in each loan category have also increased adding to total interest income. Deposits have seen a change in mix as well. Other Time and IRA deposits average balances have increased. These are more "costly" deposits that account for increased deposit interest expense. Despite lowering deposit rates early in 1998 the change in deposit mix provided higher yields on deposits as of September 30, 1998 than the previous year.

         Interest rate spread of 3.70% has decreased comparing September 30, 1998 to a spread of 3.82% at December 31, 1997. Yield on average earning assets has decreased .02% primarily as a result of a lower yield on investments, loans and a shift in balance sheet mix from higher yielding loans to lower yielding investments and federal funds. Deposit yields have also increased primarily as a result in increased cost of funds for time deposits. The increased yield on interest bearing liabilities was assisted by additional cost of borrowed funds at a higher rate than other interest bearing liabilities.

         Net interest margin decreased comparing September 30, 1998 to September 30, 1997 from 4.51% to 4.36%. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The net interest margin reflected a growth in earning assets at a faster rate than the growth in earnings. See the table 1 titled "Average Balances, Yields and Rates" for additional information.

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


                   PROVISION and ALLOWANCE FOR CREDIT LOSSES

         For the quarter ended September 30, 1998 and 1997, the Company recorded net charge offs of $27 thousand and $114 thousand, respectively compared to net charge offs of $114 thousand for the year ended December 31, 1997. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 1998 and for the year ended December 31, 1997.

         Gross charge offs as of September 30, 1998 amounted to $62 thousand, $158 thousand for the same period in 1997 and $158 thousand for the year ended 1997, the majority of which were installment loans. Efforts to collect charged off loans continue and are evidenced by recoveries totaling $35 thousand in the third quarter of 1998, $44 thousand for the same nine months in 1997 and $44 thousand for the year ended December 31, 1997.

         The provision for credit losses has followed the same general trend as the amount of charge offs. No provision for credit losses was charged to expense in 1997 nor to date in 1998. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.4 million as of September 30, 1998 and December 31, 1997 represents 1.29% of gross loans. As of September 30, 1997, the $1.4 million allowance for credit losses reflected 1.3% of gross loans. Analysis by loan review supports adequacy of the allowance. The unchanged percentage of allowance to outstanding loans reflects improvements in credit quality achieved through better credit underwriting and more aggressive collection efforts. In management's opinion, the allowance for credit losses is adequate as of September 30, 1998.

         See Notes 3 and 4 in the Notes to Financial Statements.

                        NON-INTEREST INCOME AND EXPENSE

As of September 30, 1998 non-interest income reflects $73 thousand increase compared to September 30, 1997 primarily resulting from a $24 thousand gain on life insurance and $26 thousand in ATM surcharges implemented in February 1998. Non-interest expense as of September 30, 1998 increased $255 thousand or 7.9% compared to the same period last year. A portion of the increase reflects $60 thousand increase in salaries and benefits costs associated with the addition of Kent Branch staff in the second quarter of 1997 verses nine months of 1998 and increased pay rates and insurance premiums when comparing September 30, 1998 to September 30, 1997. Premise and fixed asset expenses increased $47 thousand as of September 30, 1998 compared to the same period in 1997 primarily as a result of overhead of the Kent Branch acquired in the purchase of Kent Savings and Loan Association as well as the increased cost of depreciation, property taxes and facility costs for the renovated Commerce Street office. The $111 thousand increase in other non-interest expense in the first nine months of 1998 compared to the same period in 1997 includes the amortization of intangibles which increased as goodwill from the merger is amortized over 15 years. In the first nine months of 1998 costs have been added as the Company has invested in additional marketing programs and staff training programs. Data processing costs have also increased to as a result of the additional customers acquired in the Kent Savings merger.


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

         Total investment securities amounted to $46.3 million and $48.7 million as of September 30, 1998 and December 31, 1997, respectively. The net decreased level of investments in securities resulted primarily from securities called as a result of the bond market offering lower interest rates. The funds were primarily reinvested in federal funds and continue to be reinvested in federal funds, loans and some investment securities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.

         See Note 2 in the Notes to Financial Statements.

                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Total loans as of September 30, 1998 have returned to December 31, 1997 levels following a declining trend in the first six months of 1998. The decrease was attributed to loans refinancing to the secondary market at the lower rates offered by the market as well as pay downs of a number of lines of credit. Officer calling programs, new product development, reduction in loan rates, and increased marketing efforts were implemented to combat the loan runoff and are showing signs of success. Note 3 "Summary of Loan Portfolio" presents the composition of the Company's loan portfolio by significant concentration. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Company had no foreign loans in its portfolio as of September 30, 1998.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At September 30, 1998 and December 31, 1997, $57 thousand and $199 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $343 thousand as of September 30, 1998 and $1.1 million as of December 31, 1997. At September 30, 1998, the Bank had troubled debt restructurings of $872 and $3.16 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.


                                    DEPOSITS

         Deposit liabilities reflected 5.7% increase in the nine months of 1998 compared to December 31, 1997. Interest bearing transactions and time account deposits were the main sources of deposit growth. The addition of the Kent branch market, competitive time deposit rates, NOW account product features, and marketing efforts have contributed to the growth in these products. In addition, the Company's Silver CD product, with limited withdrawal penalties, for consumers over age 62 grew significantly in 1998. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.


                                 LONG TERM DEBT

         Long term debt consists of an advance from the Federal Home Loan Bank of $5,000,000 at the end of the third quarter of 1997. These funds were utilized for securities purchases. See Note 5 in the Notes to Financial Statements.


                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 in the Consolidated Financial Statements for a table reflecting the Bank's security portfolio's estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. As discussed above, an additional source is the Federal Home Loan Bank from which a $5,000,000 advance was outstanding at September 30, 1998. During the nine months of 1998 calls of investment securities, loan runoff early in the year and an increase in deposit liabilities have provided for the Company's higher liquidity position. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


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

         The Bank uses earnings simulation modeling and internal calculation to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At September 30, 1998 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $12 thousand if rates were to increase by that amount and would increase $22 thousand if rates would decline a similar amount.


                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity decreased $1,793 thousand or 7.6% in 1998 to $21.7 million as of September 30, 1998 from $23.5 million at December 31, 1997. Earnings of $1.7 million and the change in unrealized gain (loss) on investments classified as available for sale added $60 thousand to shareholders' equity. Dividends paid reduced stockholders' equity $725 thousand. A stock repurchase of $2.8 million dollars, or 101,322 shares accounted for the majority of the decrease in stockholder's equity.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at September 30, 1998 was 11.19% and at December 31, 1997 was 12.23%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at September 30, 1998 was 20.95% and at December 31, 1997 was 23.61%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

         Building and technological improvements begun in 1997 were completed in 1997. Renovations at the Commerce street location are significantly complete. The remaining phase is replacing the lighting and flooring and will be completed by December 1998 with an approximate cost of $65 thousand.

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

         On September 3, 1998 the Company announced that it agreed to repurchase 101,332 shares or approximately 5.0% of its outstanding common stock at a price of $27.75 per share. The Board of Directors and management believe it is in the best interest of the Company and its shareholders to repurchase the stock considering the Company's high level of capital and to lessen the dilutive effect of the stock-based employee incentive plans which were approved at the Company's Annual meeting in April 1998. The repurchase of common shares also increases each shareholder's percentage of ownership of the company. The repurchase of the stock was effective September 16, 1998.

         Management knows of no other trend or event, which will have a material impact on capital.


                                 FUTURE TRENDS

         The "Year 2000 Issue", which is common to most corporations, including banks, is a general term used to describe the problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000.

         The Company (for the purposes of this disclosure, hereinafter "the Company" shall mean Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland) formed a Year 2000 Committee, which is comprised of a cross-section of the Company's employees, in the fourth quarter of 1997. This Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has five primary phases related to internal Year 2000 compliance:

1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. Since January 1998, the Board has been apprised of the Company's efforts at their regular meetings. In addition, all customers were updated with respect to the Company's Year 2000 efforts through a mailing sent in February 1998, public seminars in April 1998 and through ongoing outreach efforts to community groups and organizations.

2. Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. The identification process included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems. It also included non-information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, and postage meters. The Company inventoried all the systems listed above in the second and third quarters of 1998 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. All outside servicers and major vendors were contacted to ascertain their individual levels of Year 2000 compliance. From vendor responses and/or certifications of Year 2000 compliance the Company determined that vendors and service providers who provide mission critical and significant systems to the Company are addressing Year 2000 compliance for the products and services they provide to the Company. The assessment phase is complete, although it is updated periodically as necessary.

3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant.

         The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services it provides to the Company for Year 2000 compliance. The Company's primary service provider has a comprehensive Year 2000 Plan in place and has completed initial testing of their systems.

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already tested their system for Year 2000 compliance. The next step, which is scheduled for the first and second quarters of fiscal 1999, is to complete testing of the Company's network mission critical software applications and hardware. The Company has performed Year 2000 testing of all employee computer work stations, and is in the process of updating or replacing work stations which are not Year 2000 compliant. The testing of the remainder of the Company's processes is expected to be substantially complete by June 1999.

5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999.

         The Company is in the process of developing contingency plans for processes that do not process information reliably and accurately after December 31, 1999. The contingency plans for all systems should be substantially complete by the end of the second quarter of fiscal 1999.

         Senior management has developed an outline for a contingency plan to provide operating alternatives for continuation of services to the Bank's customers in the event of systems or communication failures at the beginning of the Year 2000. We expect to complete the contingency plan by December 31, 1998. Based on preliminary planning during development of the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. At the end of December 1999, we will generate paper and systems backup of all customer and general ledger accounts. Due to the size of the Bank, we believe that we would be able to operate with all transactions processed manually until normal operations can be restored. This procedure could require changing of schedules and hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any extended period of time, or if we ultimately had to change data service providers, the cost could be material.

         The Company is also in the process of assessing the Year 2000 readiness of significant borrowers. The company has completed its initial review of significant relationships and assessed the risks these relationships may pose to the Company. The Company will continue to monitor the risk and expects to absorb any potential losses during the normal course of business. This step is not expected to require a significant amount of time or resources.

         Based on an analysis of projected expenses performed during the first quarter of 1998 and subsequent updates, the total cost of the Year 2000 project is currently estimated at $110,000. Funding of the Year 2000 project costs will come from normal operating cash flow. Additional costs including staff time will be expensed in the normal course of business and will not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition. However, the expenses associated with the Year 2000 issue will directly reduce otherwise reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communications failures at the beginning of the Year 2000, the extra cost could be material.

         Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company.

         Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company, as noted above, is in the process of formalizing a contingency plan that would allow for limited transactions until the Year 2000 problems are fixed.

         The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendor's ability to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

         Bank regulatory agencies have recently issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution to take appropriate action to address deficiencies in the Year 2000 project management process may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

         Ultimately, the success of the Company's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company such as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Year 2000 issue on borrowers could result in increases in problem loans and credit losses in future years. From now until 2000, the Company will endeavor to monitor the Year 2000 efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Year 2000 issues.


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

                  None

         Item 5. Other Information

                  None

         Item 6. Exhibits and Reports on Form 8-K


A. Exhibits Required by Item 601 of Regulation S-K are set forth below:

         Exhibit
         -------

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

         (3)      Charter and Bylaws

         (3.1)    Articles of Amendment and Restatement of the Company are
incorporated by reference from the Company's June 30, 1998 Form 10Q filed with the Commission on August 13, 1998.

         (3.2)    Bylaws of the Company as amended and restated are incorporated by reference from the Company's June 30, 1998 Form 10Q filed with the Commission on August 13, 1998.

         (10.1)   1998 Employee Stock Purchase Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commisssion on September 25, 1998 (Registration No. 333-64317).

         (10.2)   1998 Stock Option Plan is incorporated by reference from the
Company's Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64319).

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

         (27.1)   Financial Data Schedule (September 30, 1998).


B. REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated September 4, 1998 in which the Company disclosed that it issued a press release entitled "Shore Bancshares Purchases Stock and Announces Cash Dividend." The press release stated generally that the Company agreed to repurchase 101,332 shares, or approximately 5.0% of its outstanding common stock at a price of $27.75 per share, and that a cash dividend was declared in the amount of $.12 per share, payable on September 18, 1998 to stockholders of record on September 10, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Dated:  November 12, 1998

                                      SHORE BANCSHARES, INC.




                                      /S/ DANIEL T. CANNON
                                      ____________________
                                      DANIEL T. CANNON
                                      President




                                      /S/ CAROL I. BROWNAWELL
                                      _______________________
                                      CAROL I. BROWNAWELL
                                      Treasurer