Form 10-K
period 1999-01-08
SHORE BANCSHARES INC
filed 1999-03-31
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

               FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of Shore Bancshares, Inc. voting stock held by non-affiliates as of February 22, 1999 was $60,727,755, based on the sales price as of that date.

As of February 22, 1999, Shore Bancshares, Inc. had 1,913,516 shares of Common Stock $.01 Par Value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV:    Portions of the Annual Shareholders Report for the
                       year ended December 31, 1998 (the "Annual Report".)

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999 (the "Proxy Statement".)

PART I

                                     ITEM I

                                    BUSINESS

GENERAL

Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, became a registered bank holding company on July 1, 1996 under the Bank Holding Company Act of 1956, as amended. The Company engages in its business through its sole subsidiary, The Centreville National Bank of Maryland (the "Bank"), a national banking association. The Company acquired the Bank through the merger of the Bank into an interim national banking association formed as a Company subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's stockholders on April 16, 1996. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for two shares of the Company's common stock. The Bank's charter was not affected by the merger. Currently, the Company has issued and outstanding 1,913,516 shares of common stock, par value $0.01 per share ("Shares"), held by 1,102 holders of record on February 22, 1999.

The Company's and the Bank's main office is located at 109 North Commerce Street, Centreville, Queen Anne's County, Maryland. The Bank has five full service branch offices located in Centreville, Chestertown, Stevensville and Hillsboro, Maryland.

As of December 31, 1998, the Company had assets of approximately $181.1 million, net loans of approximately $109.8 million, and deposits of $153.3 million. Stockholders' equity has continued to grow over the last five years and has increased $2.6 million (13.3%) over the preceding five years.

BANKING PRODUCTS AND SERVICES

The Bank has been doing business in Maryland since 1876 and is engaged in both the commercial and consumer banking business. The Bank serves its customers through a network of five banking offices. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the services provided are checking accounts, savings and time accounts, safe deposit boxes, and installment and other personal loans, especially residential mortgages, as well as home equity loans, automobile and other consumer financing. As a convenience to its customers, the Bank offers Saturday banking hours, drive-thru teller windows, "Direct Dial," a telephone banking service, debit cards, and 24-hour automated teller machines at all of its branch locations.

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

BANK SERVICE CORPORATIONS

The Bank owns one-third of the outstanding common stock of two service corporations: The Delmarva Bank Data Processing Center, Inc. and The Eastern Shore Mortgage Corporation, both Maryland corporations. The Eastern Shore Mortgage Corporation, located in Easton, Maryland, was engaged in mortgage banking activities, including the origination of residential mortgage loans and the subsequent sale of the loans to permanent investors but is currently in the process of liquidation. Its primary customers were residents who live on Maryland's Eastern Shore. The Delmarva Bank Data Processing Center, Inc., also located in Easton, Maryland, provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia.

SEASONALITY

The management of the Bank does not believe that the deposits or the business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

EMPLOYEES

As of December 31, 1998, the Company had no employees and the Bank employed 71 individuals, 11 of whom worked part-time.

DEPOSITS

No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. On December 31, 1998, the Bank had approximately 14,000 deposit customers representing $153.3 million in deposits.

COMMITMENTS

As of the end of the last two fiscal years the Bank had the following commitments to lend:

                                                     % of                          % of
                                      12/31/98       Total          12/31/97       Total
                                      --------     ---------        --------      --------
                                   (in thousands)                (in thousands)
Standby Letters of Credit               $1,377          7.33%         $1,770       12.59%
Commitments to Grant Loans              17,402         92.67          12,293       87.41
                                        ------         -----          ------      ------

                         Total         $18,779        100.00%        $14,063      100.00%
                                        ------         -----          ------      ------


The above commitments are firm. The Bank expects approximately $6,000,000 of the commitments to lend described above to be funded within the current year.

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

Recent changes in federal banking laws facilitate interstate branching and merger activity among banks. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, as of June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes have resulted in an even greater degree of competition in the banking industry and the Company and the Bank will continue to be brought into competition with institutions with which it does not presently compete.

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

As of June 30, 1998, the most recent date for which comparative data is available, bank deposits in Queen Anne's County (where the Bank's main office, Centreville branch and Stevensville branch are located), Caroline County, Maryland (where the Bank's Hillsboro branch is located), and Kent County (where the Bank's Kent branch is located) ranked as follows:

                                                                                               % of
Queen Anne's County                                                Deposits                    Total
                                                                   --------                    -----
                                                                (in thousands)
The Queenstown Bank of Maryland                                    $131,464                    35.39%
THE CENTREVILLE NATIONAL BANK OF MARYLAND                           116,600                    31.39
The Chestertown Bank of Maryland                                     36,528                     9.83
NationsBank, N.A.                                                    33,941                     9.14
The First National Bank of Maryland                                  21,530                     5.80
Farmers Bank of Maryland                                             17,692                     4.76
Annapolis National Bank                                              13,712                     3.69
                                                                     ------                     ----

                Total                                              $371,467                   100.00%
                                                                   --------                   -------
SOURCE: FDIC DATA BOOK


                                                                                               % of
Caroline County                                                    Deposits                    Total
                                                                   --------                    -----
                                                                (in thousands)


The Peoples Bank of Maryland                                        $76,830                    30.74%
Provident State Bank of Preston                                      62,440                    24.98
The First National Bank of Maryland                                  38,709                    15.49
Farmers Bank of Maryland                                             25,990                    10.40
Atlantic Bank                                                        17,320                     6.93
NationsBank, N.A.                                                    15,097                     6.04
THE CENTREVILLE NATIONAL BANK OF MARYLAND                            13,552                     5.42
                                                                     ------                     ----

                Total                                              $249,938                   100.00%
                                                                   --------                   -------

SOURCE: FDIC DATA BOOK

                                                                                    % of
Kent County                                            Deposits                     Total
                                                       --------                     -----
                                                    (in thousands)
The Chestertown Bank of Maryland                       $103,222                     32.60%
Peoples Bank of Kent County                             100,078                     31.60
The Chesapeake Bank and Trust Company                    40,636                     12.83
Farmers Bank of Maryland                                 32,704                     10.33
Crestar Bank                                             21,331                      6.74
THE CENTREVILLE NATIONAL BANK OF MARYLAND                18,683                      5.90
                                                         ------                      ----
                Total                                  $316,654                    100.00%
                                                       --------                    -------

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

DEPOSIT INSURANCE. As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act"), included provisions that, among other things, recapitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. As a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into the Bank, approximately $21.8 million of the Bank's deposits are assessed at SAIF rates. The SAIF assessment rates are determined quarterly and the SAIF is also administered by the FDIC.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. Institutions which meet or exceed a Tier 1 ratio of 6% and a total capital ratio of 10% are considered well capitalized. As of December 31, 1998, the Bank's ratio of Tier 1 to risk-weighted assets stood at 19.95% and its ratio of total capital to risk-weighted assets stood at 21.20%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3% or 5% to be considered well capitalized. As of December 31, 1998, the Bank's leverage capital ratio was 11.04%.

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

RISK FACTORS

REGULATORY RISKS. The banking industry is subject to many laws and regulations. Regulations protect depositors, not stockholders. The Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System regulate the Company and the Bank. Regulations and laws increase the Company's operating expenses, affect the Company's earnings, and may put the Company at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, credit unions, and leasing companies.

EXPOSURE TO LOCAL ECONOMIC CONDITIONS. Most of the loans made by the Bank are made to local borrowers. A decline in local economic conditions would affect the Company's earnings.

CREDIT RISKS AND INADEQUACY OF LOAN LOSS RESERVE. When borrowers default and do not repay the loans made to them by the Bank, the Company loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. In these cases, the Bank will cancel, or "write off," the defaulted loan or loans. A "write off" reduces the Company's assets and affects the Company's earnings. The Company anticipates losses by reserving what it believes to be an adequate cushion so that it does not have to take a large loss at any one time. However, actual loan losses cannot be predicted, and the Company's loan loss reserve may not be sufficient.

INTEREST RATE RISK. The Company's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Company earns less. Because interest rates are influenced by competition, the Company cannot completely control its net interest income.

RISKS ASSOCIATED WITH REAL ESTATE LENDING. The Bank makes real estate secured loans. Real estate loans are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. The Company may lose money if the borrower does not pay a real estate loan. If real estate values decrease, then the Company may lose more money when borrowers default.

NO ASSURANCE OF GROWTH. The Company's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Company's branch and office locations, avoidance of credit losses, and hiring and training of personnel. Some of these factors are beyond the Company's control.

COMPETITION. Other banks and non-banks, including savings and loan associations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Company. Some of the Company's competitors offer services and products that the Company does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Law changes now permit interstate banks, which may increase competition. Increased competition may decrease the Company's earnings.

NO ASSURANCE OF CASH OR STOCK DIVIDENDS. Whether dividends may be paid to stockholders depends on the Company's earnings, its capital needs, law and regulations, and other factors. The Company's payment of dividends in the past does not mean that the Company will be able to pay dividends in the future.

STOCK NOT INSURED. Investments in the shares of the Company's common stock are not deposits that are insured against loss by the government.

RISK INVOLVED IN ACQUISITIONS. Part of the Company's growth may come from buying other banks and companies. A newly purchased bank or company may not be profitable after the Company buys it and may lose money, particularly at first. The new bank or company may bring with it unexpected liabilities or bad loans, bad employee relations, or the new bank or company may lose customers.

RISK OF CLAIMS. Customers may sue the Company for losses due to the Company's alleged breach of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the Company's failure to comply with applicable laws and regulations, or many other reasons. Also, employees of the Company conduct all of the Company's business. The employees may knowingly or unknowingly violate laws and regulations. Company management may not be aware of any violations until after their occurrence. This lack of knowledge will not insulate the Company from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Company's profitability and hurt its financial condition.

DEVELOPMENTS IN TECHNOLOGY. Financial services use technology, including telecommunications, data processing, computers, automation, Internet-based banking, debit cards, and "smart" cards. Technology changes rapidly. The Company's ability to compete successfully with other banks and non-banks may depend on whether it can exploit technological changes. The Company may not be able to exploit technological changes and expensive new technology may not make the Company more profitable.

YEAR 2000. The "Year 2000 Issue" describes the problems that may result from the improper processing of dates and date-sensitive calculations beginning in the Year 2000. Many existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the Year 1900 rather than the Year 2000. A system failure or other disruptions of operations could occur if the Company's computer programs and other equipment identify a year designated "00" as the Year 1900 rather than the Year 2000. The Company cannot be certain that its computer programs and other equipment, and the computer programs and other equipment of its customers, vendors, suppliers and even the government will be Year 2000 compliant. Any systems failure, disruption, or other losses could affect the Company's earnings.

MARKET FOR COMMON STOCK. The Company's shares of common stock are not listed on any exchange, and there is currently no organized trading market. Prices for the Company's common stock may not be the actual value or the trading price in a liquid trading market.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS. The Company's Articles of Incorporation and Bylaws divide the Company's Board of Directors into three classes and each class serves for a staggered three-year term. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Company. These provisions may discourage or make it more difficult for another company to buy the Company or may reduce the market price of the Company's common stock.

STATISTICAL INFORMATION:

The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below. The information should be read in conjunction with the related Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998.

Table of Contents:                                                    Page

Investment Securities Portfolio Analysis                                10
Summary of Loan Portfolio                                               11
Maturities of Loan Portfolio                                            11
Risk Elements of Loan Portfolio                                         11
Analysis of the Allowance for Credit Losses                             12
Allocation of the Allowance for Credit Losses                           12
Maturity of Time Certificates of Deposit $100,000 or More               13
Summary of Significant Ratios                                           13


Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders as follows:

Disclosure Required by Guide 3                                            Reference to the 1998 Annual Report
------------------------------                                            -----------------------------------
(I)   Distribution of Assets, Liabilities, and Stockholders'              Average Balances, Yields and Rates (page 40)
      Equity: Interest Rates and Interest Differential                    Rate and Volume Variance Analysis (page 41)

(II)  Investment Portfolio                                                Notes to Financial Statements - Investment Securities
                                                                          (pages 23 and 24)

(III) Loan Portfolio                                                      Management's Discussion and Analysis of Financial
                                                                          Condition and Results of Operations "Loan Portfolio"
                                                                          (page 9)

(V)  Deposits                                                             Average Balances, Yields and Rates (page 40)
                                                                          Rate and Volume Variance Analysis (page 41)

(VI) Return on Equity and Assets                                          Selected Financial Data (page 1)


                    Investment Securities Portfolio Analysis
                               December 31, 1998
                                 (In Thousands)

AVAILABLE FOR SALE
                                    ================================================================================
                                                    U.S. Treasury                          U.S. Govt. Agencies

                                            Amortized             Avg.T.E.             Amortized         Avg.T.E.
Description & Term                             Cost                 Yield                 Cost            Yield
------------------
                                    ======================================       ===============================
0 - 3 Months                                   $1,000               6.35%                   $0              N/A
3 - 6 Months                                      500                7.05                    0              N/A
6 - 12 Months                                       0                 N/A                    0              N/A
1 - 3 Years                                     3,485                6.55                4,524            6.04%
3 - 4 Years                                         0                 N/A                5,000             6.33
4 - 5 Years                                         0                 N/A                2,500             6.46
5 - 10 Years                                        0                 N/A                4,076             6.86
10 - 30 Years                                       0                 N/A                  114             7.67
                                    ======================================       ===============================
                         Total                 $4,985               6.56%              $16,214            7.38%
                                    ======================================       ===============================

HELD TO MATURITY
                                    ================================================================================
                                       U.S. Govt. Agencies                                  Municipals
                                             Amortized            Avg.T.E.          Amortized           Avg.T.E.
Description & Term                              Cost               Yield               Cost               Yield
------------------
                                    =========================================== ====================================
0 - 3 Months                                     $0                 N/A                $765               6.78%
3 - 6 Months                                      0                 N/A                 290                9.73
6 - 12 Months                                     0                 N/A                 567                8.19
1 - 3 Years                                   2,496               6.28%                 494                6.99
3 - 4 Years                                   4,497                6.62                   0                 N/A
4 - 5 Years                                   2,495                6.50                 343                6.80
5 - 10 Years                                  5,014                7.38               3,914                7.11
10 - 30 Years                                     0                 N/A                   0                 N/A
                                    ====================================       =====================================
                         Total              $14,502               6.23%              $6,373               7.26%
                                    ====================================       =====================================

                                                  ========================
AVAILABLE FOR SALE              ==============
                                                                                               =====================
                                   Securities Mutual Fund              Other Securities
                                  Amortized        Avg.T.E.         Book              Avg.T.E.              Total
Description & Term                  Cost            Yield          Value              Yield                 Value
------------------               ============  ==========       ============================   ====================
0 - 3 Months                            $0            N/A              $0                N/A                 $1,000
3 - 6 Months                             0            N/A               0                N/A                    500
6 - 12 Months                            0            N/A               0                N/A                      0
1 - 3 Years                              0            N/A               0                N/A                  8,009
3 - 4 Years                              0            N/A               0                N/A                  5,000
4 - 5 Years                              0            N/A               0                N/A                  2,500
5 - 10 Years                             0            N/A               0                N/A                  4,076
10 - 30 Years                        1,010          6.79%           1,068              7.02%                  2,192
                                    ==========  ==========       ============================   ====================
                         Total      $1,010          6.79%          $1,068              7.02%                $23,277
                                    ==========  ==========       ============================   ====================

                                                         Municipals - In State
                                                Amortized                 Avg.T.E.
HELD TO MATURITY                                  Cost                     Yield           Total
Description & Term                                                                         Value
------------------                    =============================================     ===========
                                                 $300                        7.58%           $1,065
0 - 3 Months                                        0                          N/A              290
3 - 6 Months                                        0                          N/A              567
6 - 12 Months                                     793                         7.07            3,783
1 - 3 Years                                       917                         7.66            5,414
3 - 4 Years                                       599                         7.20            3,437
4 - 5 Years                                       270                         9.78            9,198
5 - 10 Years                                      161                         6.59              161
10 - 30 Years                         =============================================      ===========
                         Total                 $3,040                        7.54%          $23,915
                                      =============================================      ===========






The above yields have been adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34% and a state tax rate of 7%. Tax equivalent yields have been weighted by settled par amount and are calculated using amortized cost.

                           Summary of Loan Portfolio
                                 (In Thousands)

                                              Loans Outstanding as of December 31,
                                              ------------------------------------
                                                         1998                     1997
                                                         ----                     ----
                                                        Amount                    Amount
                                                        ------                    ------
Real Estate:
       Construction and land development                   $4,488                 $2,946
       Commercial                                          14,459                 12,973
       Residential                                         76,483                 78,273
Commercial                                                  8,448                  8,353
Consumer installment                                        7,318                  6,622
                                                            -----                  -----

             TOTAL                                       $111,196               $109,167
                                                         ========               ========


                          Maturities of Loan Portfolio
                               December 31, 1998
                                 (In Thousands)

                                                                        Maturing
                                                         Maturing       After One       Maturing
                                                          Within       But Within      After Five
                                                         One Year      Five Years         Years           Total
                                                     ------------------------------------------------------------
Real estate - Construction and land development          $ 4,370           $ 118          $    -         $ 4,488
Commercial                                                 4,096           3,157            1,195          8,448
                                                     -----------------------------------------------------------
      TOTAL                                              $ 8,466         $ 3,275          $ 1,195       $ 12,936
                                                     ============================================================

        Classified by Sensitivities of Loans to Changes in Interest Rates

Real estate - Construction and land development
     Fixed - Interest Rate Loans                        $ 2,555            $ 118            $     -         $ 2,673
     Adjustable - Interest Rate Loans                     1,815                -                  -           1,815
                                                ====================================================================
      TOTAL                                             $ 4,370            $ 118            $     -         $ 4,488
                                                ====================================================================

Commercial
     Fixed - Interest Rate Loans                        $ 2,041          $ 2,432            $ 1,022         $ 5,495
     Adjustable - Interest Rate Loans                     2,055              725                173           2,953
                                                ====================================================================
      TOTAL                                             $ 4,096          $ 3,157            $ 1,195         $ 8,448
                                                ====================================================================





                         Risk Elements of Loan Portfolio
                                 (In Thousands)

                                                                                                      December 31,
                                                                                           1998                            1997
                                                                                           ----                            ----
Non-accrual loans                                                                           $55                            $199
Accruing loans past due 90 Days or more                                                     765                             251
Restructured loans                                                                          872                             209

Information with respect to non-accrual loans and restructured loans at December 31, 1998:

Interest income that would have been recorded under original terms                                                           74
Interest income recorded during the period                                                                                   72


At December 31, 1998 the Company had $2.8 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.

                   Analysis of the Allowance for Credit Losses
                                 (In Thousands)

                                                                             For the Years Ended December 31,
                                                                              1998                     1997
                                                                              ----                     ----
Balance at beginning of period                                                $1,404                   $1,503

Charge-offs:
   Real Estate:
            Construction and land development                                      0                        0
            Commercial                                                             0                        0
            Residential                                                           14                       22
   Commercial                                                                      0                       37
   Consumer installment                                                           90                       99
                                                                                  --                       --

                                                                                 104                      158
                                                                                 ---                      ---
Recoveries:
   Real Estate:
            Construction and land development                                      0                        0
            Commercial                                                             0                        0
            Residential                                                            0                        0
   Commercial                                                                     26                        4
   Consumer installment                                                           23                       40
                                                                                  --                       --

                                                                                  49                       44
                                                                                  --                       --

Net charge-offs (recoveries)                                                      55                      114

Provision for credit losses                                                        0                        0

Allowance acquired                                                                 0                       15
                                                                                   -                       --
Balance at end of period                                                      $1,349                   $1,503
                                                                              ======                   ======
Average daily balance of loans                                              $108,180                 $103,742

Ratio of net charge-offs to average loans outstanding                          0.05%                    0.11%


                 Allocation of the Allowance for Credit Losses
                                 (In Thousands)

                                                                 Percent of loans                           Percent of loans
                                         December 31,           in each category          December 31,     in each category
                                             1998                to total loans               1997          to total loans
                                         ------------------------------------------------------------------------------------
Real Estate:
    Construction and land development         $56                         4.04%                $38                2.70%
    Commercial                                578                        13.00%                518               11.88%
    Residential                                46                        68.78%                 47               71.70%
Commercial                                    180                         7.60%                194                7.65%
Consumer                                      148                         6.58%                112                6.07%
Unallocated                                   341                           N/A                495                  N/A
                                         ------------------------------------------------------------------------------------
      TOTAL                                $1,349                       100.00%             $1,404              100.00%
                                         ====================================================================================

            Maturity of Time Certificates of Deposit $100,000 or More
                                 (In Thousands)

                                               December 31,            December 31,
                                                  1998                    1997
                                                  ----                    ----
Three months or less                             $1,192                  $2,360
Three months through six months                   1,810                   2,245
Six months through twelve months                  3,839                   3,368
Over twelve months                                8,516                   5,501
                                                  -----                   -----

                   TOTAL                        $15,357                 $13,474
                                                =======                 =======

                          Summary of Significant Ratios

                                                           1998             1997
                                                           ----             ----
Return on average total assets                             1.25%             1.43%
Return on average total equity                             9.52%            10.40%
Dividend payout ratio                                     45.54%            41.28%
Total average equity to total average assets ratio        13.17%            13.75%


                                     ITEM 2
                                   PROPERTIES

The Bank owns real property at the location of its main office at 109 North Commerce Street, Centreville, Maryland 21617, and at its four branch locations at 2609 Centreville Road, Centreville, Maryland 21617 ("Route 213 South Branch Office"), 408 Thompson Creek Road, Stevensville, Maryland 21666 ("Stevensville Branch Office"), at 21913 Shore Highway, Hillsboro, Maryland 21614 ("Hillsboro Branch Office") and 305 East High Street, Chestertown, Maryland ("Kent Branch Office".) There are no encumbrances on any of these properties. The Company owns no real property.

                                     ITEM 3
                                LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company, the Bank, or its subsidiaries is a party or of which any of their properties is subject. Management is not aware of any material proceedings to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five (5) percent of the Company's shares of common stock, or any associate of any such Director, officer, or securing holder is a party.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies.

PART II

                                     ITEM 5
      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The sections entitled "Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters" and "Market Information" on page 39 of the Annual Report is incorporated by reference herein.

For information regarding regulatory restrictions on the Bank's and, therefore, the Company's payment of dividends, see Note 16 "Regulatory Matters" on page 35 of the Annual Report, which is incorporated by reference herein.

                                     ITEM 6
                             SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page 1 of the Annual Report is incorporated by reference herein. Reference is also made to the information described in Part I, Item 1 of this Form 10K under the heading "Statistical Information."

                                     ITEM 7
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Pages 5 through 15 of the Annual Report are incorporated by reference herein.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company's financial instruments, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on page 11 of the Annual Report and incorporated by reference herein. The Company's principal market risk exposure is to interest rates.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 16 through 38 of the Annual Report are incorporated by reference herein.

                                     ITEM 9
                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company, upon recommendation of the Bank's Audit/Compliance Committee, proposed and recommended the election of Stegman & Company as independent certified public accountants to make an examination of the accounts of the Company and the Bank for the year ending December 31, 1998. Stegman and Company served as the Company's and the Bank's independent public auditor for 1996 and 1997.

There were no disagreements with Stegman and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference in the section entitled "Election of Directors" on pages 2 - 4 and section entitled "Executive Officers" on page 7 in the Proxy Statement as filed with the Securities and Exchange Commission March 24, 1999.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

Incorporated by reference in the sections entitled "Executive Compensation" on pages 7-8, "Bank's Board of Directors' Executive Compensation Committee Report" on pages 6-7, "Performance Graph" on page 8 and the discussion regarding director compensation on pages 5-6, in the Proxy Statement as filed with the Securities and Exchange Commission March 24, 1999.

                                     ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference in the section entitled "Beneficial Ownership of Common Stock" on pages 1 and 2 in the Proxy Statement as filed with the Securities and Exchange Commission March 24, 1999.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in the section entitled "Election of Directors" on page 2 in the Proxy Statement as filed with the Securities and Exchange Commission March 24, 1999.

PART IV

                                     ITEM 14
         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (2) Financial Statements

The following consolidated financial statements included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8 of this Report.

            The following financial statements are filed as a part of this report:

            Consolidated Balance Sheets at December 31, 1998 and 1997

            Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

            Notes to the Consolidated Financial Statements

            Independent Auditors' Report

            All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

(a) (3) Exhibits required to be filed by Item 601 of Regulation S-K

                                 EXHIBIT INDEX

       (3)  Charter and Bylaws

       (3.1) Articles of Amendment and Restatement of the Company are incorporated by reference from the Company's June 30, 1998 Form 10-Q, filed with the Commission on August 13, 1998.

       (3.2) Bylaws of the Company as amended and restated are incorporated by reference from the Company's June 30, 1998 Form 10-Q, filed with the Commission on August 13, 1998.

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

       (13) 1998 Annual Report filed herewith.

       (21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22523)

       (23) Consent of Independent Auditors filed herewith.

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

                                           SHORE BANCSHARES, INC.

                                                 /s/ Daniel T. Cannon
                                                 ____________________
                                                 Daniel T. Cannon
                                                 President

                                                 /s/ Carol I. Brownawell
                                                 _______________________
                                                 Carol I. Brownawell
                                                 Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 1999.

/s/ J. Robert Barton                               Director
___________________________
J. Robert Barton

/s/ Paul M. Bowman                                 Director
___________________________
Paul M. Bowman

/s/ David C. Bryan                                 Director
___________________________
David C. Bryan

/s/ Daniel T. Cannon                               Director
___________________________
Daniel T. Cannon

                                                   Director

___________________________
B. Vance Carmean, Jr.

/s/ Mark M. Freestate                              Director
___________________________
Mark M. Freestate

/s/ Thomas K. Helfenbien                           Director
___________________________
Thomas K. Helfenbein

/s/ Neil R. LeCompte                               Director
___________________________
Neil R. LeCompte

                                                   Director

___________________________
Susanne K. Nuttle

/s/ Jerry F. Pierson                               Director
___________________________
Jerry F. Pierson

/s/ Wm. Maurice Sanger                             Director
___________________________
Wm. Maurice Sanger

                                                   Director

___________________________
Walter E. Schmidt