Form 10-Q
period 1999-03-31
SHORE BANCSHARES INC
filed 1999-05-14
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                     ------------------------------


                               FORM 10-Q

                            QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED MARCH 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X    NO
                                                              ----     ----

  Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           As of May 7, 1999, there were 1,913,786 shares of
               Common Stock $0.01 Par Value outstanding.
             This is the only class of outstanding shares.

                         SHORE BANCSHARES, INC.

                               FORM 10-Q

                                 INDEX



PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

                  Balance Sheets -March 31, 1999 and December 31, 1998

                  Statements of Income -- Three months ended March 31, 1999 and 1998.

                  Statements of Cash Flows -- Three months ended March 31, 1999 and 1998 and the twelve months ended December 31, 1998.

                  Notes to Financial Statements - March 31, 1999

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


SIGNATURES

                                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                                   March 31,                   December 31,
 Dollars in thousands                                                1999                          1998
                                                                  (Unaudited)
                                                                  -----------                  ------------
ASSETS
  Cash and due from banks                                         $   4,475                    $   4,536
  Federal funds sold                                                  7,689                        9,752
  Securities
      Held to Maturity, at amortized cost
          (fair value of $20,639 and $24,253 respectively)           20,419                       23,916
      Available for Sale                                             31,242                       23,203
  Loans, less allowance for credit losses
      ($1,261 and $1,349 respectively)                              111,951                      109,848
  Premises and fixed assets                                           3,314                        3,369
  Investments in unconsolidated subsidiaries                          1,173                        1,167
  Accrued interest receivable                                         1,514                        1,355
  Goodwill                                                            1,880                        1,917
   Other assets                                                       2,086                        1,991

                                                                  ---------                    ---------
    TOTAL ASSETS                                                  $ 185,743                    $ 181,054
                                                                  =========                    =========

LIABILITIES
  Deposits
    Non-interest bearing demand                                   $  19,552                    $  19,774
    Interest bearing transaction                                     20,701                       20,467
    Savings and money market                                         37,771                       35,322
    Time, $100,000 or more                                           15,379                       15,357
    Other time                                                       64,448                       62,388
                                                                  ---------                    ---------

      Total deposits                                                157,851                      153,308
                                                                  ---------                    ---------

  Long term debt                                                      5,000                        5,000
  Accrued interest payable                                              208                          208
  Other liabilities                                                     745                          634
                                                                  ---------                    ---------

                                                                      5,953                        5,842
                                                                  ---------                    ---------

      Total liabilities                                             163,804                      159,150
                                                                  ---------                    ---------

COMMITMENTS

EQUITY CAPITAL
  Common stock, par value $.01; authorized
    10,000,000 shares, issued and outstanding
    1,913,516 shares                                                     19                           19
  Surplus                                                            10,064                       10,064
  Retained earnings                                                  12,032                       11,866
  Accumulated other comprehensive income                               (176)                         (45)
                                                                  ---------                    ---------

    Total stockholders' equity                                       21,939                       21,904
                                                                  ---------                    ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 185,743                    $ 181,054
                                                                  =========                    =========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                                                                  Quarter                  Quarter
Dollars in thousands except per share data                                    Ended                    Ended
                                                                            March 31,                March 31,
                                                                               1999                     1998
                                                                            ----------------------------------
INTEREST INCOME
  Interest and fees on loans                                                 $ 2,323                  $ 2,438
  Interest and dividends on investment securities
    Taxable securities                                                           553                      530
    Tax-exempt securities                                                        111                      122
    Other securities (debt and equity)                                            34                       32
  Interest on federal funds sold                                                 114                       94
                                                                            ----------------------------------

    Total interest income                                                      3,135                    3,216
                                                                            ----------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
      of $100,000 or more                                                        211                      185
  Interest on other deposits                                                   1,219                    1,182
  Interest on long term debt                                                      71                       71
                                                                            ----------------------------------
    Total interest expense                                                     1,501                    1,438
                                                                            ----------------------------------

NET INTEREST INCOME                                                            1,634                    1,778
Provision for credit losses                                                        -                        -
                                                                            ----------------------------------

NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                                  1,634                    1,778
                                                                            ----------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                                            190                      159
  Other noninterest income                                                        66                       49
  Gains (losses) on securities                                                    42                        -
                                                                            ----------------------------------
    Total noninterest income                                                     298                      208
                                                                            ----------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                                 656                      592
  Expenses of premises and fixed assets                                          139                      172
  Other noninterest expense                                                      498                      509
                                                                            ----------------------------------
    Total noninterest expense                                                  1,293                    1,273
                                                                            ----------------------------------

INCOME BEFORE TAXES                                                              639                      713
Applicable income taxes                                                          224                      251
                                                                            ----------------------------------

NET INCOME                                                                     $ 415                    $ 462
                                                                            ==================================


Basic Earnings Per Common Share                                               $ 0.22                   $ 0.23
Diluted Earnings Per Common Share                                               0.22                     0.23
Dividends Declared Per Common Share                                             0.13                     0.12

See Notes to the Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)

                                                                                                        Accumulated
                                                                                                           Other
                                                                  Common                 Retained     Comprehensive
 Dollars in thousands                                             Stock     Surplus      Earnings         Income           Total
                                                               ---------   ---------   -----------    -------------    -----------
Balance at December 31, 1998                                       $ 19    $ 10,064       $11,866           ($45)         21,904

Comprehensive income:

    Net income                                                                                415                            415

    Other comprehensive income,  net of tax:
        Unrealized loss on available-for-sale
         securities, net of reclassification adjustment                                                     (131)           (131)
                                                                                                                    -------------
     Total comprehensive income                                                                                              284
                                                                                                                    -------------

Cash dividends declared ($.13 per
     common share)                                                                           (249)                          (249)
                                                               ---------   ---------   -----------    -----------   -------------

Balance at March 31, 1999                                            19      10,064        12,032           (176)         21,939
                                                               =========   =========   ===========    ===========   =============

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                                             Three Months            Year          Three Months
                                                                                 Ended               Ended             Ended
                                                                               March 31,         December 31,        March 31,
                                                                                 1999                1998              1998
                                                                         ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $    415           $  2,219           $    462
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                             104                457                 60
        Equity in net earnings of unconsolidated subsidiaries                       -                 20                  -
        Provision for credit losses, net                                          (88)               (55)               (13)
        Deferred income taxes                                                      (1)               (31)                58
        Net (gains) losses on sale of assets                                      (42)                (5)                 -
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                     (159)               121                700
          (Increase) decrease in other assets                                      25                 47               (576)
          Increase (decrease) in accrued interest payable                           -                 19                  8
          Increase (decrease) in other liabilities                                111                 36                153
                                                                         ---------------------------------------------------

          Net cash provided by operating activities                               365              2,828                852
                                                                         ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity            5,066             34,268             12,405
  Proceeds from maturities of investment securities available for sale          3,023              2,651                 42
  Proceeds from sale of investment securities available-for-sale                2,032                  -                  -
  Purchases of held-to-maturity securities                                     (1,563)           (18,767)            (5,981)
  Purchases of available-for-securities                                       (13,246)           (16,499)                 -
  Net (increase) decrease in loans                                             (2,015)            (2,029)             2,612
  Purchase of premises and equipment                                              (80)              (429)              (101)
                                                                         ---------------------------------------------------

          Net cash provided by (used in) investing activities                  (6,783)              (805)             8,977
                                                                         ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                                           2,461              1,084             (2,097)
  Increase (decrease) in time deposits                                          2,082              6,410              1,607
  Common stock repurchased and retired                                              -             (1,012)                 -
  Cash dividends paid                                                            (249)            (2,812)              (242)
                                                                         ---------------------------------------------------

          Net cash provided by (used in) financing activities                   4,294              3,670               (732)
                                                                         ---------------------------------------------------
          Net increase (decrease) in cash and
            cash equivalents                                                   (2,124)             5,693              9,097
          Cash and cash equivalents, beginning                                 14,288              8,596              8,596
                                                                         ---------------------------------------------------

          Cash and cash equivalents, ending                                  $ 12,164           $ 14,289           $ 17,693
                                                                         ===================================================

Supplementary cash flow information:
    Interest paid                                                            $ 1,431            $ 5,617            $ 1,360
    Income taxes paid                                                        $   185            $ 1,240            $   369

All dollar amounts in thousands

Note 1 - Financial Information


The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Annual Report to Shareholders and Form 10 K.

NOTE -2  Analysis of the Allowance for Credit Losses
(In Thousands)

                                                                        March 31,              December 31,
                                                                         1999                     1998
                                                                      -------------------------------------
BALANCE AT BEGINNING OF PERIOD                                          $1,349                   $1,404

CHARGE-OFFS:
 Real Estate:
    Construction and land development                                        0                        0
    Commercial                                                               0                        0
    Residential                                                              0                       14
 Commercial                                                                 61                        0
 Consumer installment                                                       31                       90
                                                                      --------------------------------------
                                                                            92                      104
                                                                      --------------------------------------

RECOVERIES:
 Real Estate:
    Construction and land development                                        0                        0
    Commercial                                                               0                        0
    Residential                                                              0                        0
 Commercial                                                                  0                       26
 Consumer installment                                                        4                       23
                                                                      --------------------------------------
                                                                             4                       49
                                                                      --------------------------------------

NET CHARGE-OFFS (RECOVERIES)                                                88                       55

PROVISION FOR CREDIT LOSSES                                                  0                        0

ALLOWANCE ACQUIRED                                                           0                        0
                                                                      --------------------------------------

BALANCE AT END OF PERIOD                                                $1,261                   $1,349
                                                                      ======================================


Average daily balance of loans                                        $111,816                 $108,180

Ratio of net charge-offs to average loans outstanding                    0.08%                    0.05%

Note 3 - Other Borrowed Funds

                  As of September 30, 1997, the Bank had received a convertible advance from the Federal Home Loan Bank in the amount of $5,000,000 at an interest rate of 5.66% which is due September 24, 2002. The Bank has pledged mortgage loans as collateral on this advance.




Note 4 - Computation of Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 31, 1998. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For purposes of comparability, the prior-period earnings per share data has been restated

                                                                          3/31/99           3/31/98
                                                                          -------           -------
Basic:
         Net income (applicable to common stock)                           415,000           462,000
         Average common shares outstanding                               1,913,516         2,014,848
         Basic net income per share                                            .22               .23

Diluted:
         Net income (applicable to common stock)                           415,000           462,000
         Average common shares outstanding                               1,913,516         2,014,848
         Dilutive effect of stock options                                      228                 0
                                                                     -------------      -------------

         Average common shares outstanding diluted                      1,913,744          2,014,848
         Diluted net income per share                                         .22                .23

AVERAGE BALANCES, YIELDS AND RATES

                                                                        YTD 3/31/99                           YTD 3/31/98

                                                               Average    Income/     Yield/       Average      Income/     Yield/
                                                               Balance    Expense      Rate        Balance      Expense      Rate
         ASSETS
         Interest Earning assets:
           Money market investments:
             Federal funds sold                               9,612,944     114,089    4.81%       6,575,826     93,654     5.78%
           Investment Securities:
             U.S. Treasury securities
              and obligations of U.S.
              government agencies                            36,785,798     552,806    6.09%      32,437,402    520,199     6.50%
             Obligations of States and
              political subdivisions                          9,719,450     167,804    7.00%      10,008,958    184,224     7.46%
             Taxable Municipals                                       -           -       -          512,815     10,121     8.00%
             All other investment securities                  1,682,452      29,311    7.07%       1,710,819     31,957     7.58%
             Federal Reserve Bank stock                         302,250       4,534    6.08%         302,250          -     0.00%

                                                       --------------------------------------    ---------------------------------

               Total investment securities                   48,489,950     754,455    6.31%      44,972,244    746,501     6.73%
           Loans - net of unearned income
             Commercial loans                                 9,844,620     225,210    9.28%       9,144,563    221,326     9.82%
             Installment loans                                6,135,617     144,298    9.54%       5,508,107    137,993    10.16%
             Mortgage loans                                  95,835,591   1,933,737    8.18%      93,886,763  2,059,711     8.90%

                                                       --------------------------------------    ---------------------------------

               Total loans                                  111,815,828   2,303,245    8.35%     108,539,433  2,419,030     9.04%

                                                       --------------------------------------    ---------------------------------

         TOTAL INTEREST EARNING ASSETS                      169,918,722   3,171,789    7.57%     160,087,503  3,259,185     8.26%
         Cash and due from banks                              3,762,271                            4,341,238
         Other assets                                         9,684,405                            9,815,479
         Allowance for loan and lease losses                 (1,302,045)                          (1,403,934)

                                                       --------------------------------------    ---------------------------------

         TOTAL ASSETS                                       182,063,353                          172,840,286

                                                       ======================================    =================================

         LIABILITIES
         Interest-bearing liabilities
             Other Borrowed Funds                             5,000,000      70,750    5.74%       5,007,500     70,860     5.74%
             Super NOW accounts                              19,044,017     126,285    2.69%      17,003,245    118,271     2.82%
             Money market deposit accounts                   19,360,385     153,095    3.21%      19,805,752    164,436     3.37%
             Time, $100,000 or more                          13,726,397     186,118    5.50%      12,109,406    160,870     5.39%
             Other time deposits                             49,839,353     653,460    5.32%      44,839,795    594,067     5.37%
             IRA deposits                                    15,283,747     180,660    4.79%      15,705,086    197,106     5.09%
             Savings deposits                                17,703,085     130,967    3.00%      17,449,893    133,211     3.10%

                                                       --------------------------------------    ---------------------------------

         TOTAL INTEREST BEARING LIABILITIES                 139,956,984   1,501,335    4.35%     131,920,677  1,438,821     4.42%
         Demand deposits                                     19,283,700                           16,210,359
         Other liabilities                                      963,728                            1,164,230

                                                       --------------------------------------    ---------------------------------

               Total liabilities                            160,204,412                          149,295,266
         Stockholders' equity                                21,858,941                           23,545,020

                                                       --------------------------------------    ---------------------------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             182,063,353                          172,840,286

                                                       ======================================    =================================

         Net interest income & interest rate spread                       1,670,454    3.22%                  1,820,345     3.83%
         Net interest income as a % of earning assets                                  3.85%                                4.45%
                                                       ======================================    =================================



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

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is designed to provide a better understanding of the financial position of Shore Bancshares, Inc., and should be read in conjunction with the December 31, 1998 audited consolidated financial statements and notes.

                  Portions of this Quarterly Report on Form 10Q contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) with respect to the adequacy of the allowance for loan losses, interest rate risk, realization of deferred taxes, liquidity levels, and the Year 2000 issue, which, by their nature, are subject to significant uncertainties which are described in further detail in Item 1 of the Company's 1998 Form 10-K, under the heading "Risk Factors." The Company believes that the expectations reflected in such forward-looking statements are reasonable. However, because these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.


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

                         RESULTS OF OPERATIONS
                                OVERVIEW


                  The Company reported $415 thousand in net income for the three months ended March 31, 1999 or $.22 diluted earnings per share compared to the three months ended March 31, 1998 with net income of $462 thousand or $.23 diluted earnings per share. Net income for the first quarter 1999 reflects a slight decline after absorbing the impact of declining interest rates. The decline in rates in 1998 resulted in the refinancing of many loans as well as the call of investment securities. The effects of those repriced loans and investments continue to negatively impact net income. Net interest spread declined from 3.83% as of March 31, 1998 to 3.22% as of March 31, 1999. The Company experienced growth in total assets of 2.59% and in total deposits of 2.96% in the first quarter of 1999. Despite the average earning assets growth at a rate of 6.14% net interest income declined $150 thousand or 8.23%. Earnings reflect a shrinking net interest margin to 3.85% as of March 31, 1999 compared to 4.45% for the same period in 1998.


              NET INTEREST INCOME and NET INTEREST MARGIN

                  Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits and borrowings. Despite balance sheet growth resulting primarily from loan and deposit growth, the Bank's net interest income, on a fully tax-equivalent basis, decreased in the first three months of 1999 compared to the same period in 1998. Net interest income (on a tax equivalent basis) for March 31, 1999 decreased $150 thousand or 8.23% compared to the three months ended March 31, 1998. The table titled "Average Balances, Yields and Rates" sets forth the major components of net interest income, on a tax equivalent basis, for March 31, 1999 and 1998.

Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the three months ended March 31, 1999 and 1998 was 3.22%, and 3.83%, respectively. Interest rate spread in 1999 decreased at the end of the first quarter compared to the same period in 1998 resulting from a decreased yield on average earning assets of 69 basis points and a decrease in yield of average interest bearing liabilities by only 7 basis points. This is also a decrease from the December 31, 1998 interest rate spread of 3.65% . The balance sheet mix has not changed significantly since year end, however, the yields on earning assets decreased at a faster rate than the decrease in yields on deposits. As a result of a lower interest rate environment, the Company experienced a large number of calls of investment securities in 1998. These securities were replaced with lower yielding investments and the full effects of this are evident in the 39 basis point reduction in investment yield comparing March 31, 1999 to the same period in 1998. Despite some loan rate increases during 1998 and the first quarter of 1999, overall loan yield decreased 69 basis points in the first quarter compared to March 31, 1998. Fourth quarter 1998 loan rate decreases and more significantly, loans refinanced with the Company or other lenders are reflected in decreased loan yield in the first quarter of 1999. However, the average balances in each loan category have increased although the volume has not improved enough to increase interest income when comparing the first quarters of 1999 and 1998. Deposits have grown in Time and Super NOW deposit average balances. These are more costly deposits which account for increased deposit interest expense. The effects of lowering deposit rates during 1998 and in the first quarter of 1999 reflect a slightly lower yield on deposits of 4.35% as of March 31, 1999 compared to the same period in the prior year.

                  Net interest margin decreased comparing March 31, 1999 to March 31, 1998 from 4.45% to 3.85%. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The first quarter 1999 net interest margin decrease is the result of repricing as previously discussed.

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


               PROVISION and ALLOWANCE FOR CREDIT LOSSES

                  For the quarter ended March 31, 1999 and 1998, the Company recorded net charge offs of $88 thousand and $13 thousand, respectively compared to net charge offs of $55 thousand for the year ended December 31, 1998. Internal loan review, in particular, is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 1999 and for the year ended December 31,1998.

                  Gross charge offs as of March 31, 1999 amounted to $92 thousand, $39 thousand for the same period in 1998 and $104 thousand for the year ended 1998, the majority of which were commercial loans. Efforts to collect charged off loans continue and are evidenced by recoveries totaling $4 thousand in the first quarter of 1999, $26 thousand for the same three months in 1998 and $49 thousand for the year ended December 31, 1998.

                  The provision for credit losses has followed the same general trend as the amount of charge offs. No provision for credit losses was charged to expense in 1998 nor to date in 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, the Year 2000 issue, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.3 million as of March 31, 1999 and December 31, 1998 represents 1.11% and 1.22%, respectively, of gross loans. The decrease in percentage of allowance to outstanding loans, despite the increase in gross loans, is justified by lower levels of classified loans. Past due loan levels have decreased from year end and they consist primarily of loans secured by real estate. Analysis by loan review supports adequacy of the allowance. In management's opinion, the allowance for credit losses is adequate as of March 31, 1999.

                  See Note 2 in the Notes to Financial Statements.


                     NONINTEREST INCOME AND EXPENSE

                  As of March 31, 1999, noninterest income reflects a $90 thousand increase compared to March 31, 1998 primarily resulting from a $42 thousand gain on the sale of available for sale investment securities. Noninterest expense as of March 31, 1999 increased $20 thousand or 1.6% compared to the same period last year. Salaries and benefits increased as a result of an additional pay in the first quarter of 1999. A new biweekly pay schedule was implemented in April 1998 superceding a semimonthly pay system. Increased pay rates and insurance premiums are reflected when comparing March 31, 1999 to March 31, 1998. Premise and fixed asset expenses decreased $33 thousand as of March 31, 1999 compared to the same period in 1998 resulting from a change in accounting estimates and 1998 reflects increased expensed equipment costs for the renovated Commerce Street office. The overall minimal decrease in noninterest expense is the result of efforts to control these costs.

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

                  Total investment securities amounted to $51.7 million and $47.1 million as of March 31, 1999 and December 31, 1998, respectively. The net increased level of investments in securities resulted primarily from the investment of funds from deposit growth and the use of federal funds. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.


                             LOAN PORTFOLIO

                  The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Total gross loans as of March 31, 1999 have grown approximately $2 million since December 31, 1998. Loan growth is attributed to new product development and the reduction in loan rates. In addition, an active officer calling program supported by increased marketing efforts were implemented and are showing signs of success. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

                  The Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of March 31, 1999.

                  It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At March 31, 1999 and December 31, 1998, $54 thousand and $55 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $343 thousand as of March 31, 1999 and December 31, 1998. At March 31, 1999, the Bank had troubled debt restructurings of $869 and $2.8 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.

                                DEPOSITS

                  Deposit liabilities reflected 3.0% increase in the first three months of 1999 compared to December 31, 1998. Interest bearing transactions and time account deposits were the main sources of deposit growth. Competitive time deposit rates, NOW account product features, and marketing efforts have contributed to the growth in these products. In addition, the Company's new Silver CD product, with limited withdrawal penalties, for consumers over age 62 continues to be a popular product. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                             LONG TERM DEBT

                  Long term debt consists of an advance from the Federal Home Loan Bank of $5,000,000 at the end of the third quarter of 1997. These funds were utilized for securities purchases. See Note 3 in the Notes to Financial Statements.


                          LIQUIDITY MANAGEMENT

                  Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated by the Consolidated Statement of Cash Flows, the primary sources of cash flow in the first quarter of 1999 were the maturity of investment securities and deposit growth. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


                         MARKET RISK MANAGEMENT

                  Market risk is the risk of loss that arises from changes in interest rates, foreign currency exchange prices, commodity prices, equity prices, and other market changes that affect market sensitive financial instruments. The market risk for the Company is composed primarily of interest rate risk, which is the exposure of the Bank's earnings and capital arising from future interest rate changes. This risk is a normal part of the banking business because assets and liabilities do not reprice at the same rate, nor do they move to the same degree in which rates change. In addition, the maturity distribution of the Bank's assets and liabilities do not match for given periods of time. The Bank's interest rate sensitivity position is managed to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Bank's liquidity, growth, earnings and capital adequacy goals. The Board of Directors has adopted an Asset / Liability Management Policy, which is administered by the Asset / Liability Committee. The Committee is responsible for monitoring the Bank's interest rate sensitivity position and recommending policies to the Board of Directors to limit exposure to interest rate risk while maximizing net interest income.

                  The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At March 31, 1999 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $236 thousand if rates were to increase by that amount and would increase $92 thousand if rates would decline a similar amount.


                     CAPITAL RESOURCES AND ADEQUACY

                  Total stockholders' equity increased $35 thousand to $21.9 million as of March 31,1999. Earnings of $415 thousand added to shareholders' equity. Dividends paid reduced stockholders' equity $249 thousand as did the increase in unrealized loss in available for sale securities of $131 thousand.

                  One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at March 31, 1999 was 11.19% and at December 31, 1998 was 11.08%.

                  Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at March 31, 1999 was 20.58% and at December 31, 1998 was 21.05%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

                  In the first quarter of 1999 the Office of the Comptroller of the Currency approved two new branches for The Centreville National Bank of Maryland. A branch site at the corner of Sharp Road and Route 404 in Denton, Maryland, Caroline County has been approved and completion is anticipated late in the fourth quarter of 1999. The property on the corner of Route 18/Piney Creek Road and Castle Marina Road in Chester, Maryland is an additional Queen Anne County site. This branch location is anticipated to be completed in the second or third quarter of 2000. The total anticipated cost of the land and buildings for both projects is approximately $2 million dollars. Subsequent to completion of the branches the opportunity cost of the funds invested in the branches, operating costs and depreciation expense could have an impact on earnings in the short term until the long term growth of the branch improves profitability.

                  Management knows of no other trend or event, which will have a material impact on capital.


                             FUTURE TRENDS

                  This is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

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

                  The Company formed a Year 2000 Committee, which is comprised of a cross-section of the Company's employees, in the fourth quarter of 1997. This Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has five primary phases related to internal Year 2000 compliance:

                  1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. Since January 1998, the Board has been apprised of the Company's efforts at their regular meetings. In addition, customers and the community continue to be updated with respect to the Company's Year 2000 efforts through mailings, published articles, lobby brochures and a Year 2000 Readiness Disclosure posted in the branch lobbies. A public seminar was presented in April 1998. The Company's ongoing outreach efforts include Year 2000 presentations to business organizations and community groups.

                  2. Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. The identification process included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems. It also included non-information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, and postage meters. The Company inventoried all the systems listed above in the second and third quarters of 1998 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. All outside servicers and major vendors were contacted to ascertain their individual levels of Year 2000 compliance. From vendor responses and/or certifications of Year 2000 compliance the Company determined that all vendors and service providers who provide mission critical and significant systems to the Company are addressing Year 2000 compliance for the products and services they provide to the Company and the Company expects all of the mission critical and significant vendors to be Year 2000 compliant by December 31, 1999. The assessment phase is complete, although it is updated periodically as necessary.

3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant.

The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services they provide to the Company for Year 2000 compliance. The Company's primary service provider has a comprehensive Year 2000 Plan in place and has successfully completed Year 2000 testing of their mission critical systems.

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already successfully tested their system for Year 2000 compliance. The next step, which is scheduled for completion in the second quarters of fiscal 1999, is to complete testing of the Company's network mission critical software applications and hardware. The Company has performed Year 2000 testing of all employee computer work stations, and is in the process of updating or replacing work stations which are not Year 2000 compliant. The testing of the remainder of the Company's processes is expected to be substantially complete by June 1999.

5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31,1999.

The Company is in the process of developing contingency plans for processes that do not process information reliably and accurately after December 31, 1999. The contingency plans for all systems should be substantially complete by the end of the second calendar quarter of fiscal 1999.

Senior management completed a contingency plan to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communication failures at the beginning of the Year 2000. Contingency plans will be updated as necessary. Based on preliminary planning during development of the contingency plan, management expects that the Company will be able to continue to operate in the Year 2000 even if some systems fail. At the end of December 1999, the Company will generate paper and systems backup of all customer and general ledger accounts. Due to the size of the Company, the Company expects that it will be able to operate with all transactions processed manually until normal operations can be restored. This procedure could require changing of schedules and hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any extended period of time, or if the Company ultimately had to change data service providers, the cost could be material.

The Company is in the process of assessing the Year 2000 readiness of significant borrowers and depositors. The Company has completed its initial review of these significant relationships and assessed the risks these relationships may pose to the Company. The Company will continue to monitor the risk and expects any potential losses to the Company caused by Year 2000 problems of significant borrowers and depositors not to be material. This step is not expected to require a significant amount of time or resources.

As of December 31, 1998 the following chart shows the current and projected status of the Company's Year 2000 compliance efforts:

Phase                9/30/98       12/31/98          3/31/99        6/30/99
-----                -------       --------          -------        -------
Awareness              100%           100%             100%           100%
Assessment               98             98             100            100
Renovation               89             96             100            100
Validation               58             78              85            100
Implementation           54             67              80            100

The Company expensed approximately $14 thousand on Year 2000 costs in the first quarter in 1999. Based on an analysis of projected expenses performed during the first quarter of 1998 and subsequent updates, the total cost of the Year 2000 project is currently estimated at $110 thousand. These costs do not include the opportunity costs of the additional cash that will be held in our vaults to meet anticipated customer demand at year end. Funding of the Year 2000 project costs has come and is expected to come from normal operating cash flow. Additional costs including staff time will be expensed in the normal course of business and will not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition. However, the expenses associated with the Year 2000 issue will directly reduce otherwise reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communications failures at the beginning of the Year 2000, the extra cost could be material.

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

          (13) 1998 Annual Report filed with the Commission on March 31, 1999 (Registration No.0- 22345).

          (21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22523)

          (27) Financial Data Schedule for March 31, 1999 is filed electronically herewith via EDGAR.


B    Reports on Form 8-K
          None

SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dated: May 11, 1999

                                        SHORE BANCSHARES, INC.




                                        /s/ DANIEL T. CANNON
                                        ________________________
                                        DANIEL T. CANNON
                                        President




                                        /s/ CAROL I. BROWNAWELL
                                        ________________________
                                        CAROL I. BROWNAWELL
                                        Treasurer