Form 10-Q
period 1999-06-30
SHORE BANCSHARES INC
filed 1999-08-12
CIK 1035092

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

                       FOR THE QUARTER ENDED JUNE 30, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding 12 months
        (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                  requirements for the past 90 days.        YES   X    NO
                                                                -----     -----


  Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              As of August 3, 1999, there were 1,913,882 shares of
                    Common Stock $0.01 Par Value outstanding.
                  This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX



PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets -June 30, 1999 and December 31, 1998

         Statements of Income -- Three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998.

         Statements of Cash Flows -- Six months ended June 30, 1999 and 1998 and the twelve months ended December 31, 1998.

         Notes to Financial Statements - June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.


                                                                    June 30,       December 31,
Dollars in thousands                                                  1999            1998
                                                                  (Unaudited)
                                                                  -----------      ------------

ASSETS
     Cash and due from banks                                      $     4,077    $     4,536
     Federal funds sold                                                 8,878          9,752
     Securities
          Held to Maturity at amortized cost                           18,625         23,916
               (fair value of $18,512 and $24,253 respectively)
          Available for Sale                                           32,778         23,203
     Loans, less allowance for credit losses                          114,610        109,848
          ($1,236 and $1,349 respectively)
     Premises and fixed assets                                          3,297          3,369
     Investments in unconsolidated subsidiaries                         1,170          1,167
     Accrued interest receivable                                        1,540          1,355
     Goodwill                                                           1,843          1,917
     Other assets                                                       2,497          1,991
                                                                  -----------    -----------
          TOTAL ASSETS                                            $   189,315    $   181,054
                                                                  ===========    ===========
LIABILITIES
     Deposits
          Non-interest bearing demand                             $    18,951    $    19,774
          Interest bearing transaction                                 19,738         20,467
          Savings and money market                                     39,328         35,322
          Time, $100,000 or more                                       15,534         15,357
          Other time                                                   66,346         62,388
                                                                  -----------    -----------
               Total deposits                                         159,897        153,308
                                                                  -----------    -----------
     Securities sold under agreements to repurchase                     1,391           --
     Long term debt                                                     5,000          5,000
     Accrued interest payable                                             202            208
     Other liabilities                                                    712            634
                                                                  -----------    -----------
                                                                        7,305          5,842
                                                                  -----------    -----------
          Total liabilities                                           167,202        159,150
                                                                  -----------    -----------
COMMITMENTS

EQUITY CAPITAL
     Common stock, par value $.01; authorized
          10,000,000 shares, issued and outstanding:
          6/30/99 1,913,786
          12/30/98  1,913,516                                              19             19
     Surplus                                                           10,071         10,064
     Retained earnings                                                 12,435         11,866
     Accumulated other comprehensive income                              (412)           (45)
                                                                  -----------    -----------
Total stockholders' equity                                             22,113         21,904
                                                                  -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   189,315    $   181,054
                                                                  ===========    ===========



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                    Quarter     Six Months     Quarter     Six Months
Dollars in thousands except per share data           Ended         Ended        Ended        Ended
                                                    June 30,     June 30,      June 30,     June 30,
                                                      1999         1999         1998          1998
                                                   --------------------------------------------------
INTEREST INCOME
  Interest and fee income on loans                   $2,401       $4,724       $2,382       $4,820
  Interest and dividends on securities
      Taxable securities                                577        1,130          526        1,056
      Tax-exempt securities                             113          224          119          241
      Other securities (debt and equity)                 33           67           39           71
  Interest on federal funds sold                         98          212          129          223

                                                     ---------------------------------------------
    Total interest income                             3,222        6,357        3,195        6,411
                                                     ---------------------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
      of $100,000 or more                               204          415          190          375
  Interest on other deposits                          1,252        2,471        1,190        2,372
  Interest on securities sold under
      agreements to repurchase                            1            1         --           --
  Interest on long term debt                             71          142           71          142

                                                     ---------------------------------------------
    Total interest expense                            1,528        3,029        1,451        2,889
                                                     ---------------------------------------------

NET INTEREST INCOME                                   1,694        3,328        1,744        3,522
Provision for credit losses                            --           --           --           --

                                                     ---------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                         1,694        3,328        1,744        3,522
                                                     ---------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                   210          400          176          335
  Other noninterest income                               78          144           58          107
  Gains (losses) on securities                         --             42         --           --

                                                     ---------------------------------------------
    Total noninterest income                            288          586          234          442
                                                     ---------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                        547        1,203          526        1,118
  Expenses of premises and fixed assets                 145          284          144          316
  Other noninterest expense                             336          834          457          966

                                                     ---------------------------------------------
    Total noninterest expense                         1,028        2,321        1,127        2,400
                                                     ---------------------------------------------

INCOME BEFORE TAXES                                     954        1,593          851        1,564
Applicable income taxes                                 302          526          291          542
                                                     ---------------------------------------------

NET INCOME                                           $  652       $1,067       $  560       $1,022
                                                     =============================================

Basic Earnings Per Common Share                      $ 0.34       $ 0.58       $ 0.28       $ 0.51
Diluted Earnings Per Common Share                      0.34         0.56         0.28         0.51
Dividends Declared Per Common Share                    0.13         0.26         0.12         0.24



See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)

                                                                                          Accumulated
                                                                                              Other
                                                    Common                  Retained      Comprehensive
 Dollars in thousands                               Stock       Surplus     Earnings          Income         Total
                                                    ------      -------     --------      --------------    -------

Balance at December 31, 1998                      $     19     $ 10,064     $ 11,866        $    (45)       $ 21,904

Comprehensive income:

    Net income                                                                 1,067                           1,067

    Other comprehensive income,  net of tax:
        Unrealized loss on available-for-sale
         securities, net of reclassification
         adjustment                                                                             (367)           (367)


                                                                                                            --------
     Total comprehensive income                                                                                  700
                                                                                                            --------


Issuance of common stock upon
     exercise of stock options                                        7                                            7

Cash dividends declared ($.26 per
     common share)                                                              (498)                           (498)
                                                  --------     --------     --------        --------        --------

Balance at June 30, 1999                          $     19     $ 10,071     $ 12,435        $   (412)       $ 22,113
                                                  ========     ========     ========        ========        ========




                                                                                           Accumulated
                                                                                             Other
                                                    Common                  Retained      Comprehensive
                                                    Stock       Surplus     Earnings          Income         Total
                                                    ------      -------     --------      --------------    -------



Balance at December 31, 1997                      $     10     $ 10,064     $ 13,480        $    (39)       $ 23,515

Comprehensive income:

    Net income                                                                 1,022                           1,022

    Other comprehensive income,  net of tax:
        Unrealized loss on available-for-sale
         securities, net of reclassification adjustment                                            4               4


                                                                                                            --------
     Total comprehensive income                                                                                1,026
                                                                                                            --------


Two-for-one stock split effected in the
     form of a 100% stock dividend                      10                       (10)                              0

Cash dividends declared ($.24 per
     common share)                                                              (483)                           (483)
                                                  --------     --------     --------        --------        --------

Balance at June 30, 1998                          $     20     $ 10,064     $ 14,009        $    (35)       $ 24,058
                                                  ========     ========     ========        ========        ========



See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)


                                                                        Six Months       Year      Six Months
                                                                           Ended        Ended        Ended
                                                                          June 30,    December 31,  June 30,
                                                                            1999         1998         1998
                                                                        -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  1,067    $  2,219    $  1,022
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                         217         457         151
        Equity in net earnings of unconsolidated subsidiaries                --            20        --
        Provision for credit losses, net                                     (113)        (55)        (18)
        Deferred income taxes                                                   7         (31)         (7)
        Net (gains) losses on sale of assets                                  (42)         (5)       --
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                 (185)        121          91
          (Increase) decrease in other assets                                (225)         47         (35)
          Increase (decrease) in accrued interest payable                      (6)         19           1
          Increase (decrease) in other liabilities                             78          36         (30)
                                                                         --------    --------    --------

          Net cash provided by operating activities                           798       2,828       1,175
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity        6,856      34,268      15,944
  Proceeds from maturities of investment securities available-for-sale      3,550       2,651          99
  Proceeds from sale of investment securities available-for-sale            2,085        --          --
  Purchases of held-to-maturity securities                                 (1,565)    (18,767)    (15,269)
  Purchases of available-for-sale securities                              (15,743)    (16,499)       --
  Net (increase) decrease in loans                                         (4,649)     (2,029)      2,544
  Purchase of premises and equipment                                         (154)       (429)       (262)
                                                                         --------    --------    --------

          Net cash provided by (used in) investing activities              (9,620)       (805)      3,056
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                                       2,454       1,084       1,412
  Increase (decrease) in time deposits                                      4,135       6,410       1,610
  Increase (decrease) in securities repurchased                             1,391        --          --
  Common stock repurchased and retired                                       --        (1,012)       --
  Proceeds from issuance of common stock                                        7        --          --
  Cash dividends paid                                                        (498)     (2,812)       (483)
                                                                         --------    --------    --------

          Net cash provided by (used in) financing activities               7,489       3,670       2,539
                                                                         --------    --------    --------

          Net increase (decrease) in cash and
            cash equivalents                                               (1,333)      5,693       6,770
          Cash and cash equivalents, beginning                             14,288       8,596       8,596
                                                                         --------    --------    --------

          Cash and cash equivalents, ending                              $ 12,955    $ 14,289    $ 15,366
                                                                         ========    ========    ========

Supplementary cash flow information:
    Interest paid                                                        $  2,892    $  5,617    $  2,745
    Income taxes paid                                                    $    422    $  1,240    $    592

All dollar amounts in thousands


Note 1 - Financial Information


         The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Annual Report to Shareholders and Form 10.


         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE -2  Analysis of the Allowance for Credit Losses
(In Thousands)


                                                         June 30,   December 31,
                                                          1999         1998
                                                        ---------   ------------


BALANCE AT BEGINNING OF PERIOD                          $  1,349    $  1,404

CHARGE-OFFS:
Real Estate:
     Construction and land development                         0           0
     Commercial                                                0           0
     Residential                                               0          14
Commercial                                                    61           0
Consumer installment                                          61          90
                                                        --------    --------
                                                             122         104
                                                        --------    --------
RECOVERIES:
Real Estate:
     Construction and land development                         0           0
     Commercial                                                0           0
     Residential                                               0           0
Commercial                                                     2          26
Consumer installment                                           7          23
                                                        --------    --------
                                                               9          49
                                                        --------    --------
NET CHARGE-OFFS (RECOVERIES)                                 113          55

PROVISION FOR CREDIT LOSSES                                    0           0

ALLOWANCE ACQUIRED                                             0           0
                                                        --------    --------
BALANCE AT END OF PERIOD                                $  1,236    $  1,349
                                                        ========    ========

Average daily balance of loans                          $113,215    $108,180

Ratio of net charge-offs to average loans outstanding       0.10%       0.05%


Note 3 - Other Borrowed Funds

         As of September 30, 1997, the Bank had received a convertible advance from the Federal Home Loan Bank in the amount of $5,000,000 at an interest rate of 5.66% which is due September 24, 2002. The Bank has pledged mortgage loans as collateral on this advance.




Note 4 - Computation of Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 31, 1998. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For purposes of comparability, the prior-period earnings per share data has been restated


                                                     Quarter Ending      Six Months Ending
                                                        06/30/99             06/30/99
                                                     --------------      -----------------
Basic:
    Net Income (applicable to common stock)            $  652,000           $1,067,000
    Average common shares outstanding                   1,913,703            1,913,610
    Basic net income per share                         $      .34           $      .58

Diluted
     Net income (applicable to common stock)           $  652,000           $1,067,000
     Average common shares outstanding                  1,913,703            1,913,610
     Dilutive effect of stock options                         127                  123

                                                       ----------           ----------
     Average common shares outstanding                  1,913,830            1,913,733
     Diluted net income per share                      $      .34           $      .56




                                                     Quarter Ending       Six Months Ending
                                                        06/30/98              06/30/98
                                                    ---------------       -----------------
Basic:
    Net Income (applicable to common stock)            $  560,000           $1,022,000
    Average common shares outstanding                   2,014,848            2,014,848
    Basic net income per share                         $      .28           $      .51

Diluted
     Net income (applicable to common stock)           $  560,000           $1,022,000
     Average common shares outstanding                  2,014,848            2,014,848
     Dilutive effect of stock options                           0                    0

                                                       ----------           ----------
     Average common shares outstanding                  2,014,848            2,014,848
     Diluted net income per share                      $      .28           $      .51



AVERAGE BALANCES, YIELDS AND RATES


                                                                YTD 6/30/99                             YTD 6/30/98

                                               Average          Income/        Yield/        Average        Income/         Yield/
                                               Balance          Expense         Rate         Balance        Expense           Rate
ASSETS
Interest Earning assets:
  Money market investments:
    Federal funds sold                        9,002,283          212,007        4.75%       7,846,609         222,600       5.72%
  Investment Securities:
    U.S. Treasury securities
     and obligations of U.S.
     government agencies                     38,037,573        1,129,954        5.99%      33,023,916       1,036,243       6.33%
    Obligations of States and
     political subdivisions                   9,793,041          339,027        6.98%      10,476,219         365,159       7.03%
    Taxable Municipals                             --               --          0.00%         512,815          20,242       7.96%
    All other investment securities           1,654,386           57,855        7.05%       1,703,870          62,273       7.37%
    Federal Reserve Bank stock                  302,250            9,067        6.05%         302,250           9,068       6.05%

                                           ============      ===========       ======     ===========     ===========      ======

      Total investment securities            49,787,250        1,535,903        6.22%      46,019,070       1,492,985       6.54%
  Loans - net of unearned income
    Commercial loans                         10,464,963          480,003        9.25%       9,279,504         448,802       9.75%
    Installment loans                         6,227,092          292,235        9.46%       5,546,947         277,798      10.10%
    Mortgage loans                           96,522,721        3,896,270        8.14%      92,684,611       4,057,410       8.83%

                                           ============      ===========       ======     ===========     ===========      ======

      Total loans                           113,214,776        4,668,508        8.32%     107,511,062       4,784,010       8.97%

                                           ============      ===========       ======     ===========     ===========      ======

TOTAL INTEREST EARNING ASSETS               172,004,309        6,416,418        7.52%     161,376,741       6,499,595       8.12%
Cash and due from banks                       3,858,332                                     4,175,857
Other assets                                  9,697,312                                     9,661,600
Allowance for loan and lease losses          (1,274,372)                                   (1,392,369)

                                           ============      ===========       ======     ===========     ===========      ======

TOTAL ASSETS                                184,285,581                                   173,821,829

                                           ============      ===========       ======     ===========     ===========      ======

LIABILITIES
Interest-bearing liabilities
    Other Borrowed Funds                      5,000,000          142,286        5.74%       5,003,729         142,396       5.74%
    Repurchase agreements                        88,686            1,074        2.44%            --              --         0.00%
    Super NOW accounts                       19,500,775          253,954        2.63%      17,216,218         238,767       2.80%
    Money market deposit accounts            19,303,640          305,631        3.19%      19,225,171         320,652       3.36%
    Time, $100,000 or more                   13,670,474          366,194        5.40%      12,157,097         325,789       5.40%
    Other time deposits                      50,805,223        1,329,340        5.28%      45,186,175       1,200,360       5.36%
    IRA deposits                             15,377,732          365,650        4.79%      15,567,253         391,076       5.07%
    Savings deposits                         17,908,362          264,821        2.98%      17,752,436         269,824       3.07%

                                           ============      ===========       ======     ===========     ===========      ======

TOTAL INTEREST BEARING LIABILITIES          141,654,892        3,028,950        4.31%     132,108,079       2,888,864       4.41%
Demand deposits                              19,677,497                                    16,994,953
Other liabilities                               977,873                                       994,495

                                           ============      ===========       ======     ===========     ===========      ======

      Total liabilities                     162,310,262                                   150,097,527
Stockholders' equity                         21,975,319                                    23,724,302

                                           ============      ===========       ======     ===========     ===========      ======

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      184,285,581                                   173,821,829

                                           ============      ===========       ======     ===========     ===========      ======

Net interest income & interest rate spread                     3,387,468        3.21%                       3,610,731       3.71%
Net interest income as a % of earning assets                                    3.84%                                       4.36%

                                           ============      ===========       ======     ===========     ===========      ======




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

                              RESULTS OF OPERATIONS
                                    OVERVIEW


         The Company reported $ 1,067 thousand in net income for the six months ended June 30, 1999 or $.56 diluted earnings per share compared to the six months ended June 30, 1998 with net income of $1,022 thousand or $.51 diluted earnings per share. As a result of $144 thousand increase in noninterest income, net income through the second quarter 1999 reflects an increase despite the declining interest rate environment. Rate decreases resulted in the refinancing of many loans as well as calls of investment securities in 1998. Loan refinancings continued into early 1999. The effects of those declines continue to impact net income. The Company experienced growth in total assets of 4.56% and in total deposits of 4.30% in the first six months of 1999. Average earning assets continue to grow and reflect an increase of 6.58% as of June 30, 1999 compared to the prior year. Despite the growth in earning assets, net interest income declined $194 thousand or 5.51%. Earnings reflect a shrinking net interest margin compared to the prior year, however, the decline is stablizing as noted by a margin which has not changed from March 31, 1999.

                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits and borrowings. Despite balance sheet growth resulting primarily from loan and deposit growth, the Bank's net interest income, on a fully tax-equivalent basis, decreased in the first six months of 1999 compared to the same period in 1998. Net interest income (on a tax equivalent basis) for June 30, 1999 decreased $223 thousand or 6.59% compared to the six months ended June 30, 1998. The table titled
"Average Balances, Yields and Rates" sets forth the major components of net interest income, on a tax equivalent basis, for June 30, 1999 and 1998.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the six months ended June 30, 1999 and 1998 was 3.21%, and 3.71%, respectively. Interest rate spread decreased through the end of the second quarter compared to the same period in 1998 resulting from a decreased yield on average earning assets of 60 basis points and a decrease in yield of average interest bearing liabilities by only 10 basis points. This is also a decrease from the December 31, 1998 interest rate spread of 3.65% . The balance sheet mix has not changed significantly since year end, however, the yields on earning assets decreased at a faster rate than the decrease in yields on deposits. As a result of a lower interest rate environment, the Company experienced a large number of calls of investment securities in 1998. These securities were replaced with lower yielding investments and the full effects of this are evident in the 32 basis point reduction in investment yield comparing June 30, 1999 to the same period in 1998. Despite some loan rate increases during 1998 and the first quarter of 1999, overall loan yield decreased 65 basis points in the second quarter compared to June 30, 1998. Fourth quarter 1998 loan rate decreases and more significantly, loans refinanced with the Company and new loans at lower rates are reflected in decreased loan yield as of June 30, 1999. However, the average balances in each loan category have increased and total average loans outstanding have increased $5.7 million since June 30, 1998. The volume has not improved enough to increase interest income when comparing the first quarters of 1999 and 1998.

         Interest bearing liabilities have grown most notably in Time and Super NOW deposit average balances. These are more costly deposits which account for increased deposit interest expense despite a reduced yield on interest bearing deposits. The effects of lowering deposit rates during 1998 and in the first half of 1999 reflect a slightly lower yield on deposits of 4.31% as of June 30, 1999 compared to 4.41% for the same period in the prior year.

         Net interest margin decreased comparing June 30, 1998 to June 30, 1999 from 4.36% to 3.84%. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The second quarter 1999 net interest margin decrease is the result of repricing as previously discussed.

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

                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         For the quarter ended June 30, 1999 and 1998, the Company recorded net charge offs of $113 thousand and $18 thousand, respectively compared to net charge offs of $55 thousand for the year ended December 31, 1998. Internal loan review, in particular, is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 1999 and for the year ended December 31,1998.

         Gross charge offs as of June 30, 1999 amounted to $122 thousand, $50 thousand for the same period in 1998 and $104 thousand for the year ended 1998. One half of the charge off dollars recorded resulted from two commercial loans and the remaining $61 thousand were consumer installment loans. Efforts to collect charged off loans continue and of the $61 thousand charged off for commercial loans, $38 thousand is expected to be recovered. Recoveries totaled $9 thousand in the first six months of 1999, $32 thousand for the same six months in 1998 and $49 thousand for the year ended December 31, 1998.

         No provision for credit losses was charged to expense in 1998 nor to date in 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, the Year 2000 issue, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.2 million as of June 30, 1999 and $1.3 million as of December 31, 1998 represents 1.07% and 1.22%, respectively, of gross loans. The decrease in percentage of allowance to outstanding, despite the increasing outstanding gross loans, is justified by lower levels of classified loans. Past due loan levels have decreased from year end and they consist primarily of loans secured by real estate. Analysis by loan review supports adequacy of the allowance. In management's opinion, the allowance for credit losses is adequate as of June 30, 1999.

         See Note 2 in the Notes to Financial Statements.


                         NONINTEREST INCOME AND EXPENSE

         As of June 30, 1999 noninterest income reflects $144 thousand increase compared to June 30, 1998 partially from a $42 thousand gain on the sale of available for sale investment securities. The rise in service fees reflects higher return check charges and volume. Other noninterest income increased compared to June 30, 1998 and includes 6 months of ATM surcharges in 1999 compared 5 months in 1998. ATM surcharges were implemented in February 1998. In addition, the surcharge fee increased in 1999.

         Noninterest expense as of June 30, 1999 decreased $79 thousand or 3.3% compared to the same period last year. The decrease is the result of rescheduling certain expense payments from the beginning of the year to distribute the expense over the entire year. Salaries and benefits increased as a result of an additional pay period in the first quarter of 1999. A new biweekly pay schedule was implemented in April 1998. Also increased pay rates and insurance premiums are reflected when comparing June 30, 1999 to June 30, 1998. Premise and fixed asset expenses decreased $32 thousand as of June 30, 1999 compared to the same period in 1998 primarily as a result of a change in accounting estimates. Also 1998 reflects increased expensed equipment costs for the renovated Commerce Street office.

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

         Total investment securities amounted to $51.4 million and $47.1 million as of June 30, 1999 and December 31, 1998, respectively. The net increased level of investments in securities resulted primarily from the investment of funds from deposit growth and the use of federal funds. Funds were invested primarily in U.S. Government sponsored agency securities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.


                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Total gross loans as of June 30, 1999 have grown approximately $4.6 million since December 31, 1998. Mortgage loans, primarily consumer mortgages, accounted for $2.8 million of the increase. Loan growth is attributed to new product development and the reduction in loan rates. In addition, an active officer calling program supported by increased marketing efforts were implemented and are showing signs of success. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of June 30, 1999.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At June 30, 1999 and December 31, 1998, $3 thousand and $55 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $20 thousand as of June 30, 1999 and $343 thousand as of December 31, 1998. At June 30, 1999, the Bank had $274 thousand in loans 90 days or more past due and still accruing interest, troubled debt restructurings of $869 thousand and $2.5 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. Expressed as a percentage of total assets , nonperforming assets were .61% at June 30, 1999. These loans are subject to on going management attention and their classifications are reviewed regularly. The Company had no "other real estate owned" at June 30, 1999.

                                    DEPOSITS

         Deposit liabilities reflected 4.3% increase in the first six months of 1999 compared to December 31, 1998. Interest bearing transaction (Super NOW) and time account deposits were the main sources of deposit growth. Competitive time deposit rates, NOW account product features, and marketing efforts have contributed to the growth in these products. In addition, the Company's new Silver CD product, with limited withdrawal penalties, for consumers over age 62 continues to be a popular product. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                                 LONG TERM DEBT

         Long term debt consists of an advance from the Federal Home Loan Bank of $5,000,000 at the end of the third quarter of 1997. These funds were utilized for securities purchases. See Note 3 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated by the Consolidated Statement of Cash Flows, the primary sources of cash flow in the second quarter of 1999 was the maturity of investment securities and deposit growth. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


                             MARKET RISK MANAGEMENT

         Market risk is the risk of loss that arises from changes in interest rates, foreign currency exchange prices, commodity prices, equity prices, and other market changes that affect market sensitive financial instruments. The market risk for the Company is composed primarily of interest rate risk, which is the exposure of the Bank's earnings and capital arising from future interest rate changes. This risk is a normal part of the banking business because assets and liabilities do not reprice at the same rate, nor do they move to the same degree when interest rates change. In addition, the maturity distribution of the Bank's assets and liabilities do not match for given periods of time. The Bank's interest rate sensitivity position is managed to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Bank's liquidity, growth, earnings and capital adequacy goals. The Board of Directors has adopted an Asset / Liability Management Policy, which is administered by the Asset / Liability Committee. The Committee is responsible for monitoring the Bank's interest rate sensitivity position and recommending policies to the Board of Directors to limit exposure to interest rate risk while maximizing net interest income.

         The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At June 30, 1999 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $230 thousand if rates were to increase by that amount and net interest income would increase $138 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $209 thousand to $22.1 in 1999 compared to $21.9 million as of June 30,1999. Earnings of $1,067 thousand added to shareholders' equity. Capital also increased $7 thousand as a result of 270 shares of common stock issued under the Employee Stock Purchase Plan. Dividends paid reduced stockholders' equity $498 thousand as did the increase in unrealized loss in available for sale securities of $367 thousand.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at June 30, 1999 was 11.15% and at December 31, 1998 was 11.08%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at June 30, 1999 was 20.48% and at December 31, 1998 was 21.05%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

         In the first quarter of 1999 the Office of the Comptroller of the Currency approved two new branches for The Centreville National Bank of Maryland. A branch site at the corner of Sharp Road and Route 404 in Denton, Maryland, Caroline County has been approved and completion is anticipated late in the first quarter of 2000. The property on the corner of Route 18/Piney Creek Road and Castle Marina Road in Chester, Maryland is an addional Queen Anne County site. This branch location is anticipated to be completed in the second or third quarters of 2000. The total anticipated cost of the land and buildings for both projects is approximately $2 million dollars. Subsequent to completion of the branches the opportunity cost of the funds invested in the branches, operating costs and depreciation expense could have an impact on earnings in the short term until the long term growth of the branch improves profitability.

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

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already successfully tested their system for Year 2000 compliance. The next step, which was completed in the second quarters of fiscal 1999, is the testing of the Company's network mission critical software applications and hardware. The Company has performed Year 2000 testing of all employee computer work stations, and has updated or replaced work stations which are not Year 2000 compliant. The testing of the remainder of the Company's processes was substantially complete by June 1999.

5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31,1999.

         The Company has developed contingency plans for processes that do not process information reliably and accurately after December 31, 1999. The contingency plans for all systems were substantially complete by the end of the second calendar quarter of fiscal 1999.

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

         As of June 30, 1999 the following chart shows the current and projected status of the Company's Year 2000 compliance efforts:

PHASE                    9/30/98          12/31/98        3/31/99       6/30/99
-----                    -------          --------        -------       -------

Awareness                  100%             100%             100%          100%
Assessment                  98               98              100           100
Renovation                  89               96              100           100
Validation                  58               78               85            90
Implementation              54               67               80            85

         The Company expensed approximately $16 thousand on Year 2000 costs in the second quarter of 1999. Based on an analysis of projected expenses performed during the first quarter of 1998 and subsequent updates, the total cost of the Year 2000 project is currently estimated at $110 thousand. These costs do not include the opportunity costs of the additional cash that will be held in our vaults to meet anticipated customer demand at year end. Funding of the Year 2000 project costs has come and is expected to come from normal operating cash flow. Additional costs including staff time will be expensed in the normal course of business and will not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition. However, the expenses associated with the Year 2000 issue will directly reduce otherwise reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communications failures at the beginning of the Year 2000, the extra cost could be material.

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

         Item 1. Legal Proceedings
                  None

         Item 2. Changes in Securities and Use of Proceeds
                  None

         Item 3. Defaults Upon Senior Securities
                  None

         Item 4. Submission of Matters to a Vote of Security Holders

         The following matters were subimitted to and approved by stockholders, through the solicitation of proxies or otherwise, at the Annual Meeting of Stockholders held on April 20, 1999:

         (a) The following persons were elected as Class I Directors of the Company until the 2000 Annual Meeting. The results were as follows:
                                          AFFIRMATIVE     NEGATIVE       VOTES
                                             VOTES         VOTES      ABSTAINING
                                          -----------     --------    ----------
                  Thomas K. Helfenbein    1,432,493        6,202           0
                  Susanne K. Nuttle       1,432,493        6,202           0
                  Wm Maurice Sanger       1,429,037        9,658           0
                  Walter E. Schmidt       1,432,493        6,202           0

         (b) The following person were elected as Class II Directors of the Company until the 2001 Annual Meeting. The results were as follows:
                                          AFFIRMATIVE     NEGATIVE       VOTES
                                             VOTES         VOTES      ABSTAINING
                                          -----------     --------    ----------
                  J. Robert Barton        1,437,895         0             0
                  Paul M. Bowman          1,437,895         0             0
                  Daniel T. Cannon        1,432,565        5,330          0
                  Mark M. Freestate       1,428,289        9,606          0

         (c) The following person were elected as Class III Directors of the Company until the 2002 Annual Meeting. The results were as follows:
                                          AFFIRMATIVE     NEGATIVE       VOTES
                                             VOTES         VOTES      ABSTAINING
                                          -----------     --------    ----------

                  David C. Bryan          1,433,365         5,330          0
                  B. Vance Carmean, Jr    1,438,695           0            0
                  Neil R. LeCompte        1,433,365         5,330          0
                  Jerry F. Pierson        1,433,365         5,330          0

         (d) Stegman and Company, P.A. were appointed to serve as the Company's independent auditors for the fiscal year ending December 31, 1999.

                  Affirmative Votes Cast:   1,415,591
                  Negative Votes Cast:          5,330
                  Abstained:                   19,174

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


         (27) Financial Data Schedule for June 30, 1999 is filed electronically here within via EDGAR.


B        Reports on Form 8-K

                  None

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Dated: August 9, 1999

                                                       SHORE BANCSHARES, INC.




                                                       /S/ DANIEL T. CANNON
                                                       --------------------
                                                       DANIEL T. CANNON
                                                       President




                                                       /S/ CAROL I. BROWNAWELL
                                                       -----------------------
                                                       CAROL I. BROWNAWELL
                                                       Treasurer