Form 10-Q
period 1999-09-30
SHORE BANCSHARES INC
filed 1999-11-12
CIK 1035092

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                      YES __X___           NO_____


  Indicate the number of shares of outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             As of November 4, 1999, there were 1,913,891 shares of
                    Common Stock $0.01 Par Value outstanding.
                  This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX



PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.  Financial Statements  (Unaudited)

         Balance Sheets -September 30, 1999 and December 31, 1998

         Statements of Income -- Three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998.

         Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998 and the twelve months ended December 31, 1998.

         Notes to Financial Statements - September 30, 1999

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


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.


                                                            September 30,   December 31,
Dollars in thousands                                            1999           1998
                                                             (Unaudited)
                                                            -------------   ------------

ASSETS
     Cash and due from banks                              $     5,159    $     4,536
     Federal funds sold                                         6,831          9,752
     Securities
          Held to Maturity at amortized cost                   18,257         23,916
               (fair value of $18,097 and
               $24,253 respectively)
          Available for Sale                                   33,676         23,203
     Loans, less allowance for credit losses                  116,637        109,848
               ($1,203 and $1,349 respectively)
     Premises and fixed assets                                  3,439          3,369
     Investments in unconsolidated subsidiaries                 1,070          1,167
     Accrued interest receivable                                  740          1,355
     Goodwill                                                   1,806          1,917
     Other assets                                               3,482          1,991
                                                          -----------    -----------

     TOTAL ASSETS                                         $   191,097    $   181,054
                                                          ===========    ===========

LIABILITIES
     Deposits
          Non-interest bearing demand                     $    19,944    $    19,774
          Interest bearing transaction                         20,573         20,467
          Savings and money market                             40,626         35,322
          Time, $100,000 or more                               15,375         15,357
          Other time                                           65,875         62,388
                                                          -----------    -----------

          Total deposits                                      162,393        153,308
                                                          -----------    -----------

     Securities sold under agreements to repurchase               498           --
     Long term debt                                             5,000          5,000
     Accrued interest payable                                     199            208
     Other liabilities                                            650            634
                                                          -----------    -----------

                                                                6,347          5,842
                                                          -----------    -----------

          Total liabilities                                   168,740        159,150
                                                          -----------    -----------

COMMITMENTS

EQUITY CAPITAL
     Common stock, par value $.01; authorized
          10,000,000 shares, issued and outstanding:
          9/30/99 1,913,882
          12/30/98 1,913,516                                       19             19
     Surplus                                                   10,074         10,064
     Retained earnings                                         12,723         11,866
     Accumulated other comprehensive income                      (459)           (45)
                                                          -----------    -----------


          Total stockholders' equity                           22,357         21,904
                                                          -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   191,097    $   181,054
                                                          ===========    ===========



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.



(UNAUDITED)                                     Three Months       Nine Months      Three Months       Nine Months
Dollars in thousands except per share data         Ending            Ending            Ending            Ending
                                                September 30,     September 30,     September 30,     September 30,
                                                    1999              1999              1998              1998
                                                -------------------------------------------------------------------
INTEREST INCOME
  Interest and fee income on loans                $ 2,454           $ 7,178           $ 2,492           $ 7,312
  Interest and dividends on securities
      Taxable securities                              591             1,721               546             1,602
      Tax-exempt securities                           108               332               122               363
      Other securities (debt and equity)               32                99                31               102
  Interest on federal funds sold                      137               349               147               370

                                                ----------------------------------------------------------------
    Total interest income                           3,322             9,679             3,338             9,749
                                                ----------------------------------------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
      of $100,000 or more                             201               616               199               574
  Interest on other deposits                        1,289             3,760             1,229             3,601
  Interest on securities sold under
      agreements to repurchase                          6                 7                 -                 -
  Interest on long term debt                           67               209                73               215

                                                ----------------------------------------------------------------
    Total interest expense                          1,563             4,592             1,501             4,390
                                                ----------------------------------------------------------------

NET INTEREST INCOME                                 1,759             5,087             1,837             5,359
Provision for credit losses                             -                 -                 -                 -

                                                ----------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                       1,759             5,087             1,837             5,359
                                                ----------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                 191               591               166               501
  Other noninterest income                             80               224                49               156
  Gains (losses) on securities                          5                47                 -                 -

                                                ----------------------------------------------------------------
    Total noninterest income                          276               862               215               657
                                                ----------------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                      629             1,832               592             1,710
  Expenses of premises and fixed assets               173               457               174               490
  Other noninterest expense                           426             1,260               327             1,293

                                                ----------------------------------------------------------------
    Total noninterest expense                       1,228             3,549             1,093             3,493
                                                ----------------------------------------------------------------

INCOME BEFORE TAXES                                   807             2,400               959             2,523
Applicable income taxes                               271               797               297               839
                                                ----------------------------------------------------------------

NET INCOME                                          $ 536           $ 1,603             $ 662           $ 1,684
                                                ================================================================

Basic Earnings Per Common Share                    $ 0.28            $ 0.84            $ 0.33            $ 0.84
Diluted Earnings Per Common Share                    0.28              0.84              0.33              0.84
Dividends Declared Per Common Share                  0.13              0.39              0.12              0.36




See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                                    Common                     Retained     Comprehensive
 Dollars in thousands                                Stock       Surplus       Earnings       Income           Total
                                                  ---------     ---------     ----------   --------------    --------

Balance at December 31, 1998                      $     19      $ 10,064     $ 11,866      $    (45)         $ 21,904

Comprehensive income:

    Net income                                                                  1,603                           1,603

    Other comprehensive income,  net of tax:
        Unrealized loss on available-for-sale
        securities, net of reclassification
        adjustment                                                                             (414)             (414)


                                                                                                             --------
     Total comprehensive income                                                                                 1,189
                                                                                                             --------


Issuance of common stock upon
     exercise of stock options                                        10                                           10

Cash dividends declared ($.39 per
     common share)                                                               (746)                           (746)
                                                  --------      --------     --------      --------          --------

Balance at September 30, 1999                     $     19      $ 10,074     $ 12,723      $   (459)         $ 22,357
                                                  ========      ========     ========      ========          ========





                                                                                           Accumulated
                                                                                              Other
                                                   Common                     Retained     Comprehensive
                                                    Stock       Surplus       Earnings       Income            Total
                                                 ---------     ---------     ----------   --------------     --------

Balance at December 31, 1997                      $     10      $ 10,064     $ 13,480      $    (39)         $ 23,515

Comprehensive income:

    Net income                                                                  1,684                           1,684

    Other comprehensive income,  net of tax:
        Unrealized loss on available-for-sale
        securities, net of reclassification
        adjustment                                                                               60                60


                                                                                                             --------
     Total comprehensive income                                                                                 1,744
                                                                                                             --------


Two-for-one stock split effected in the
     form of a 100% stock dividend                      10                        (10)                              0

Common stock repurchased and retired                    (1)                    (2,811)                         (2,812)

Cash dividends declared ($.36 per
     common share)                                                               (725)                           (725)
                                                  --------      --------     --------      --------          --------

Balance at September 30, 1998                     $     19      $ 10,064     $ 11,618      $     21          $ 21,722
                                                  ========      ========     ========      ========          ========



See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)

                                                                       Nine Months      Year       Nine Months
                                                                          Ended         Ended         Ended
                                                                      September 30,  December 31,  September 30,
                                                                           1999          1998         1998
                                                                     --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  1,603      $  2,219      $  1,684
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                         331           457           232
        Equity in net earnings of unconsolidated subsidiaries                --              20          --
        Provision for credit losses, net                                     (146)          (55)          (27)
        Deferred income taxes                                                   6           (31)         --
        Net (gains) losses on sale of assets                                  (47)           (5)         --
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                  615           121            33
          (Increase) decrease in other assets                              (1,082)           47            87
          Increase (decrease) in accrued interest payable                      (9)           19             6
          Increase (decrease) in other liabilities                             16            36           (39)
                                                                         --------      --------      --------

          Net cash provided by operating activities                         1,287         2,828         1,976
                                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity        7,222        34,268        24,259
  Proceeds from maturities of investment securities available for sale      3,563         2,651         1,125
  Proceeds from sale of investment securities available-for-sale            3,588          --            --
  Purchases of held-to-maturity securities                                 (1,565)      (18,767)      (18,759)
  Purchases of available-for-sale securities                              (18,228)      (16,499)       (3,999)
  Net (increase) decrease in loans                                         (6,643)       (2,029)           (9)
  Purchase of premises and equipment                                         (369)         (429)         (225)
                                                                         --------      --------      --------

          Net cash provided by (used in) investing activities             (12,432)         (805)        2,392
                                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                                       5,580         1,084         3,104
  Increase (decrease) in time deposits                                      3,505         6,410         5,241
  Increase (decrease) in securities repurchased                               498          --            --
  Common stock repurchased and retired                                       --          (1,012)       (2,812)
  Proceeds from issuance of common stock                                       10          --            --
  Cash dividends paid                                                        (746)       (2,812)         (725)
                                                                         --------      --------      --------

          Net cash provided by (used in) financing activities               8,847         3,670         4,808
                                                                         --------      --------      --------

          Net increase (decrease) in cash and
            cash equivalents                                               (2,298)        5,693         9,176
          Cash and cash equivalents, beginning                             14,288         8,596         8,596
                                                                         --------      --------      --------

          Cash and cash equivalents, ending                              $ 11,990      $ 14,289      $ 17,772
                                                                         ========      ========      ========

Supplementary cash flow information:
    Interest paid                                                        $  4,387      $  5,617      $  4,168
    Income taxes paid                                                    $    665      $  1,240      $    938

All dollar amounts in thousands



Note 1 - Financial Information


         The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Annual Report to Shareholders and Form 10.


         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE -2  Analysis of the Allowance for Credit Losses
(In Thousands)




                                                         September 30,  December 31,
                                                              1999         1998
                                                         -------------  ------------


Balance at beginning of period                             $  1,349    $  1,404

CHARGE-OFFS:
Real Estate:
     Construction and land development                            0           0
     Commercial                                                   0           0
     Residential                                                  0          14
Commercial                                                       61           0
Consumer installment                                            103          90
                                                           --------    --------
                                                                164         104
                                                           --------    --------
Recoveries:
Real Estate:
     Construction and land development                            0           0
     Commercial                                                   0           0
     Residential                                                  0           0
Commercial                                                        2          26
Consumer installment                                             16          23
                                                           --------    --------
                                                                 18          49
                                                           --------    --------
Net charge-offs (recoveries)                                    146          55

Provision for credit losses                                       0           0

Allowance acquired                                                0           0
                                                           --------    --------
Balance at end of period                                   $  1,203    $  1,349
                                                           ========    ========

Average daily balance of loans                             $114,535    $108,180

Ratio of net charge-offs to average loans outstanding          0.13%       0.05%




Note 3 - Other Borrowed Funds

         The Bank's September 30, 1997, convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 was converted and paid by the Bank on September 24, 1999. On September 30, 1999, the Bank received a new convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at an interest rate of 5.07%, which is due September 30, 2009.
The Bank has pledged mortgage loans as collateral on this advance.




Note 4 - Computation of Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 31, 1998. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For purposes of comparability, the prior-period earnings per share data has been restated


                                                      Three Months                Nine Months
                                                         Ending                     Ending
                                                   September 30, 1999        September 30, 1999

                                                  ----------------------     ----------------------
Basic:
    Net Income (applicable to common stock)             $ 536,000                $ 1,603,000
    Average common shares outstanding                   1,913,852                  1,913,691
    Basic net income per share                           $    .28                   $    .84

Diluted
     Net income (applicable to common stock)            $ 536,000                $ 1,603,000
     Average common shares outstanding                  1,913,852                  1,913,691
     Dilutive effect of stock options                           0                          0

                                                        ---------                -----------
     Average common shares outstanding                  1,913,852                  1,913,691
     Diluted net income per share                        $    .28                   $    .84




                                                     Three Months             Nine Months
                                                        Ending                   Ending
                                                   September 30, 1998      September 30, 1998
                                                  --------------------  -----------------------
Basic:
    Net Income (applicable to common stock)            $  662,000            $ 1,684,000
    Average common shares outstanding                   1,998,326              2,009,280
    Basic net income per share                           $    .33               $    .84

Diluted
     Net income (applicable to common stock)           $  662,000            $ 1,684,000
     Average common shares outstanding                  1,998,326              2,009,280
     Dilutive effect of stock options                           0                      0

                                                      -----------            -----------
     Average common shares outstanding                  1,998,326              2,009,280
     Diluted net income per share                        $    .33               $    .84


AVERAGE BALANCES, YIELDS AND RATES



                                                            YTD 9/30/99                                     YTD 9/30/98

                                                 Average      Income/      Yield/               Average       Income/     Yield/
                                                 Balance      Expense       Rate                Balance       Expense      Rate
    ASSETS
    Interest Earning assets:
      Money market investments:
        Federal funds sold                    $   9,534,229   $  349,032      4.89%          $    8,562,080  $  370,179      5.78%
      Investment Securities:
        U.S. Treasury securities
         and obligations of U.S.
         government agencies                     38,615,369    1,720,773      5.96%              33,740,982   1,580,030      6.26%
        Obligations of States and
         political subdivisions                   9,707,519      502,993      6.93%              10,378,420     549,447      7.08%
        Taxable Municipals                                -            -      0.00%                 415,136      21,816      7.03%
        All other investment securities           1,633,043       85,769      7.02%               1,698,967      92,532      7.28%
        Federal Reserve Bank stock                  302,250       13,601      6.02%                 302,250       9,068      4.01%

                                              --------------------------------------         --------------------------------------

          Total investment securities            50,258,181    2,323,136      6.18%              46,535,755   2,252,893      6.47%
      Loans - net of unearned income
        Commercial loans                         10,825,370      743,069      9.18%               9,532,266     694,820      9.75%
        Installment loans                         6,300,837      444,055      9.42%               5,665,550     423,820     10.00%
        Mortgage loans                           97,408,542    5,916,896      8.12%              92,555,109   6,143,340      8.87%

                                              --------------------------------------         --------------------------------------

          Total loans                           114,534,749    7,104,020      8.29%             107,752,925   7,261,980      9.01%

                                              --------------------------------------         --------------------------------------

    TOTAL INTEREST EARNING ASSETS               174,327,159   $9,776,188      7.50%             162,850,760  $9,885,052      8.12%
    Cash and due from banks                       3,992,844                                       4,099,142
    Other assets                                  9,861,126                                       9,684,076
    Allowance for loan and lease losses          (1,259,590)                                     (1,389,154)

                                              --------------------------------------         --------------------------------------

    TOTAL ASSETS                              $ 186,921,539                                  $  175,244,824

                                              ======================================         ======================================

    LIABILITIES
    Interest-bearing liabilities
        Other Borrowed Funds                  $   4,945,055   $  209,106      5.65%          $    5,002,473     214,718      5.74%
        Repurchase agreements                       321,617        7,113      2.96%                       -           -      0.00%
        Super NOW accounts                       20,213,283      393,367      2.60%              17,848,116     374,528      2.81%
        Money market deposit accounts            19,568,854      466,595      3.19%              18,784,796     471,650      3.36%
        Time, $100,000 or more                   13,581,871      542,894      5.34%              12,336,970     499,905      5.42%
        Other time deposits                      51,436,216    2,010,737      5.23%              45,695,945   1,832,468      5.36%
        IRA deposits                             15,436,952      555,854      4.81%              15,463,963     586,447      5.07%
        Savings deposits                         18,359,877      407,320      2.97%              17,857,218     408,624      3.06%

                                              --------------------------------------         --------------------------------------

    TOTAL INTEREST BEARING LIABILITIES          143,863,725   $4,592,986      4.27%             132,989,481  $4,388,340      4.41%
    Demand deposits                              20,002,122                                      17,506,666
    Other liabilities                               998,546                                         966,357

                                              --------------------------------------         --------------------------------------

          Total liabilities                     164,864,393                                     151,462,504
    Stockholders' equity                         22,057,146                                      23,782,320

                                              --------------------------------------         --------------------------------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $ 186,921,539                                  $  175,244,824

                                              ======================================         ======================================

    Net interest income & interest rate spread                $5,183,202      3.23%                          $5,496,712      3.70%
    Net interest income as a % of earning assets                              3.84%                                          4.36%

                                              ======================================         ======================================




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


                            ORGANIZATIONAL BACKGROUND

         On July 1, 1996, Shore Bancshares, Inc. (the Company) commenced operations as the parent company of its sole subsidiary, The Centreville National Bank of Maryland (the Bank), which has conducted the business of banking since 1876. Since the Bank is the primary possession of the Company, the assets and liabilities of the Company are made up almost entirely of the assets and liabilities of the Bank. The same is true for the income and expense of the Company.

                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $ 1,603 thousand in net income for the nine months ended September 30, 1999 or $.84 diluted earnings per share compared to the nine months ended September 30, 1998 with net income of $1,684 thousand or $.84 diluted earnings per share. Despite a $205 thousand increase in noninterest income, net income through the third quarter 1999 reflects a decrease as a result of the declining interest rate environment. Industry rate decreases resulted in the refinancing of many loans as well as calls of investment securities in 1998. Loan refinancings continued into early 1999. The effects of those declines continue to impact net income. The Company experienced growth in total assets of 5.55% and in total deposits of 5.93% in the first nine months of 1999. Average earning assets continue to grow and reflect an increase of 7.05% as of September 30, 1999 compared to the prior year. Despite the growth in earning assets, net interest income declined $272 thousand or 5.08%. Earnings reflect a shrinking net interest margin compared to the prior year, however, the decline is stablizing as noted by a margin which essentially has not changed from March 31, 1999.

                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits and borrowings. Despite balance sheet growth resulting primarily from loan and deposit growth, the Bank's net interest income, on a fully tax-equivalent basis, decreased in the first nine months of 1999 compared to the same period in 1998. Net interest income (on a tax equivalent basis) for September 30, 1999 decreased $314 thousand or 5.70% compared to the nine months ended September 30, 1998. The table titled "Average Balances, Yields and Rates" sets forth the major components of net interest income, on a tax equivalent basis, for September 30, 1999 and 1998.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the nine months ended September 30, 1999 and 1998 was 3.23%, and 3.70%, respectively. Interest rate spread decreased through the end of the third quarter compared to the same period in 1998 resulting from a decreased yield on average earning assets of 62 basis points and a decrease in yield of average interest bearing liabilities by only 14 basis points. This is also a decrease from the December 31, 1998 interest rate spread of 3.65% . The balance sheet mix has not changed significantly since year end, however, the yields on earning assets decreased at a faster rate than the decrease in yields on deposits. As a result of a lower interest rate environment, the Company experienced a large number of calls of investment securities in 1998. These securities were replaced with lower yielding investments and the full effects of this are evident in the 29 basis point reduction in investment yield comparing September 30, 1999 to the same period in 1998. Despite some loan rate increases during 1998 and the first quarter of 1999, overall loan yield decreased 72 basis points in the third quarter compared to September 30, 1998. Fourth quarter 1998 loan rate decreases and more significantly, loans refinanced with the Company and new loans at lower rates are reflected in decreased loan yield as of September 30, 1999. However, the average balances in each loan category have increased and total average loans outstanding have increased $6.8 million since September 30, 1998. Although volume has not improved enough to increase interest income when comparing the third quarters of 1999 and 1998, two prime rate increases in the third quarter have had a positive impact on earnings by repricing approximately $17 million of floating rate loans tied to prime. The interest rate spread, although down from a year ago, has improved slightly to 3.23% as of September 30, 1999 from 3.21% as of June 30, 1999. The increasing interest rate environment will continue to improve the Bank's interest rate spread.

         Interest bearing liabilities have grown most notably in Time and Super NOW deposit average balances. These are more costly deposits which account for increased deposit interest expense despite a reduced yield on interest bearing deposits. The addition of repurchase agreements to interest bearing liabilities at the end of the second quarter, has also increased interest cost. The effects of lowering deposit rates during 1998 and in 1999 have reflected a lower yield on deposits of 4.27% as of September 30, 1999 compared to 4.41% for the same period in the prior year.

         Net interest margin decreased comparing September 30, 1998 to September 30, 1999 from 4.36% to 3.84%. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The third quarter 1999 net interest margin decrease is the result of repricing as previously discussed.

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


                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         As of September 30, 1999 and 1998, the Company recorded net charge offs of $146 thousand and $27 thousand, respectively, compared to net charge offs of $55 thousand for the year ended December 31, 1998. Internal loan review, in particular, is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 1999 and for the year ended December 31,1998.

         Gross charge offs as of September 30, 1999 amounted to $164 thousand, $62 thousand for the same period in 1998 and $104 thousand for the year ended 1998. Sixy one thousand of the charge off dollars recorded resulted from two commercial loans and the remaining $103 thousand were consumer installment loans. Efforts to collect charged off loans continue and of the $61 thousand charged off for commercial loans, $38 thousand is expected to be recovered. Recoveries totaled $18 thousand in the first nine months of 1999, $35 thousand for the same nine months in 1998 and $49 thousand for the year ended December 31, 1998.

         No provision for credit losses was charged to expense in 1998 nor to date in 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, the Year 2000 issue, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.2 million as of September 30, 1999 and $1.3 million as of December 31, 1998 represents 1.02% and 1.22%, respectively, of gross loans. The decrease in percentage of allowance to outstanding, despite the increasing outstanding gross loans, is justified by lower levels of classified loans. Past due loan levels have decreased from year end and they consist primarily of loans secured by real estate. Analysis by loan review supports adequacy of the allowance. In management's opinion, the allowance for credit losses is adequate as of September 30, 1999.

         See Note 2 in the Notes to Financial Statements.



                         NONINTEREST INCOME AND EXPENSE

         As of September 30, 1999 noninterest income reflects $205 thousand increase compared to September 30, 1998 partially from a $47 thousand gain on the sale of available for sale investment securities. The rise in service fees reflects higher return check charges and volume. Other noninterest income increased compared to September 30, 1998 and includes 9 months of ATM surcharges in 1999 compared 8 months in 1998. ATM surcharges were implemented in February 1998. In addition, the surcharge fee increased in 1999.

         Noninterest expense as of September 30, 1999 increased $56 thousand or 1.60% compared to the same period last year. Salaries and benefits increased as a result of an additional pay period in the first quarter of 1999. A new biweekly pay schedule was implemented in April 1998. Also increased pay rates and insurance premiums are reflected when comparing September 30, 1999 to Sepember 30, 1998. Premise and fixed asset expenses decreased $33 thousand as of September 30, 1999 compared to the same period in 1998 primarily as a result of a change in accounting estimates. Also 1998 reflects increased expensed equipment costs for the renovated Commerce Street office.


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

         Total investment securities amounted to $51.9 million and $47.1 million as of September 30, 1999 and December 31, 1998, respectively. The net increased level of investments in securities resulted primarily from the investment of funds from deposit growth and the use of federal funds. Funds were invested primarily in U.S. Government sponsored agency securities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.


                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Total gross loans as of September 30, 1999 have grown approximately $6.6 million since December 31, 1998. Mortgage loans, primarily consumer mortgages, accounted for $5.5 million of the increase. Loan growth is attributed to new product development and the reduction in loan rates. In addition, an active officer calling program supported by increased marketing efforts were implemented and are showing signs of success. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of September 30, 1999.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At September 30, 1999 and December 31, 1998, $155 thousand and $55 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $132 thousand as of September 30, 1999 and $343 thousand as of December 31, 1998. At September 30, 1999, the Bank had $969 thousand in loans 90 days or more past due and still accruing interest, troubled debt restructurings of $865 thousand and $2.6 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly. The Company had no "other real estate owned" at September 30, 1999.


                                    DEPOSITS

         Deposit liabilities reflected 5.9% increase in the first nine months of 1999 compared to December 31, 1998. Interest bearing transaction (Super NOW) and time account deposits were the main sources of deposit growth. Competitive time deposit rates, NOW account product features, and marketing efforts have contributed to the growth in these products. In addition, the Company's Silver CD product, with limited withdrawal penalties for consumers over age 62, continues to be a popular product. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                                 LONG TERM DEBT

         Long term debt consists of an advance from the Federal Home Loan Bank of Atlanta of $5,000,000 at the end of the third quarter of 1999. See Note 3 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated by the Consolidated Statement of Cash Flows, the primary sources of cash flow through the end of the third quarter of 1999 was the maturity of investment securities and deposit growth. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources, not currently in use, are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


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




         The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At September 30, 1999 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $238 thousand if rates were to increase by that amount and net interest income would increase $146 thousand if rates would decline a similar amount.


                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $453 thousand to $22.3 million as of September 30, 1999 compared to $21.9 million as of December 31,1998. Earnings of $1,603 thousand added to shareholders' equity. Capital also increased $10 thousand as a result of 366 shares of common stock issued under the Employee Stock Purchase Plan. Dividends paid reduced stockholders' equity $746 thousand as did the increase in unrealized loss in available for sale securities of $414 thousand.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at September 30, 1999 was 10.99% and at December 31, 1998 was 11.08%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at September 30, 1999 was 20.44% and at December 31, 1998 was 21.05%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

         In the first quarter of 1999 the Office of the Comptroller of the Currency approved two new branches for The Centreville National Bank of Maryland. One branch site is at the corner of Sharp Road and Route 404 in Denton, Maryland, Caroline County. The second location, at the corner of Route 18 / Piney Creek Road and Castle Marina Road in Chester, Maryland, is an additional Queen Anne County site. Increased building cost have caused the reevaluation of construction timetables and the Board of Directors is currently reviewing the expansion plans. Branch completion dates are undecided. Upon completion of the branches, the opportunity cost of the funds invested in the branches, operating costs and depreciation expense would have an impact on earnings in the short term until the long term growth of the branch improves profitability.

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

         As of September 30, 1999 the following chart shows the current and projected status of the Company's Year 2000 compliance efforts:

Phase             9/30/98    12/31/98    3/31/99     6/30/99      9/30/99
-----             -------    --------    -------     -------      -------

Awareness         100%         100%        100%        100%         100%
Assessment          98           98        100         100          100
Renovation          89           96        100         100          100
Validation          58           78         85          90          100
Implementation      54           67         80          85          100

         The Company expensed approximately $8 thousand on Year 2000 costs in the third quarter of 1999. Based on an analysis of projected expenses performed during the first quarter of 1998 and subsequent updates, the total cost of the Year 2000 project is currently estimated at $110 thousand. These costs do not include the opportunity costs of the additional cash that will be held in our vaults to meet anticipated customer demand at year end. Funding of the Year 2000 project costs has come and is expected to come from normal operating cash flow. Additional costs including staff time will be expensed in the normal course of business and will not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition. However, the expenses associated with the Year 2000 issue will directly reduce otherwise reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communications failures at the beginning of the Year 2000, the extra cost could be material.

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

(3.2) Bylaws of the Company as amended and restated are incorporated by reference from the Company's June 30, 1999 Form 10Q filed with the commission August 12, 1999.

(10.1) 1998 Employee Stock Purchase Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64317).

(10.2) 1998 Stock Option Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64319).

(13) 1998 Annual Report filed with the Commission on March 31, 1999 (Registration No.0-22345).

(21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997
         (Registration No. 0-22523)

(27) Financial Data Schedule for September 30, 1999 is filed electronically here within via EDGAR.


B.       Reports on Form 8-K
                  None

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Dated: November 5, 1999

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