Form 10-K
period 1999-12-31
SHORE BANCSHARES INC
filed 2000-03-30
CIK 1035092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of Shore Bancshares, Inc. voting stock held by non-affiliates as of March 8, 2000 was $34,987,132, based on the sales price as of that date.

As of March 8, 2000, Shore Bancshares, Inc. had 1,913,910 shares of Common Stock $.01 Par Value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the Annual Shareholders Report for the year ended December 31, 1999 (the "Annual Report".)

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2000 (the "Proxy Statement".)

PART I

                                     ITEM I

                                    BUSINESS

GENERAL

Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, became a registered bank holding company on July 1, 1996 under the Bank Holding Company Act of 1956, as amended. The Company engages in its business through its sole subsidiary, The Centreville National Bank of Maryland (the "Bank"), a national banking association. The Company acquired the Bank through the merger of the Bank into an interim national banking association formed as a Company subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's stockholders on April 16, 1996. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for two shares of the Company's common stock. The Bank's charter was not affected by the merger. Currently, the Company has issued and outstanding 1,913,910 shares of common stock, par value $0.01 per share ("Shares"), held by 1,220 holders of record on March 8, 2000.

The Company's and the Bank's main office is located at 109 North Commerce Street, Centreville, Queen Anne's County, Maryland. The Bank has five full service offices located in Centreville, Chestertown, Stevensville and Hillsboro, Maryland.

As of December 31, 1999, the Company had assets of approximately $191.1 million, net loans of approximately $125.8 million, and deposits of $162.0 million. Stockholders' equity has continued to grow over the last five years and has increased $1.7 million (8.4%) over the preceding five years.

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

SEASONALITY

The management of the Bank does not believe that the deposits or the business of the Bank in general, are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

EMPLOYEES

As of December 31, 1999, the Company had no employees and the Bank employed 74 individuals, 13 of whom worked part-time.

DEPOSITS

No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. On December 31, 1999, the Bank had approximately 14,600 deposit customers representing $162.0 million in deposits.

COMMITMENTS

As of the end of the last two fiscal years the Bank had the following commitments to lend:

                                               % OF                     % OF
                                 12/31/99      TOTAL     12/31/98       TOTAL
                                 --------      -----     --------       -----
                             (in thousands)            (in thousands)

Standby Letters of Credit         $ 1,117        4.41%     $ 1,377       7.33%
Commitments to Grant Loans         24,229       95.59       17,402      92.67
                                  -------      ------      -------     ------

                        Total     $25,346      100.00%     $18,779     100.00%
                                  =======      ======      =======     ======

The above commitments are firm. The Bank estimates approximately $8,000,000 of the commitments to lend described above to be funded within the current year.

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

As of June 30, 1999, the most recent date for which comparative data is available, bank deposits in Queen Anne's County (where the Bank's main office, Centreville branch and Stevensville branch are located), Caroline County, Maryland (where the Bank's Hillsboro branch is located), and Kent County (where the Bank's Kent branch is located) ranked as follows:


                                                                        % of
QUEEN ANNE'S COUNTY                                   DEPOSITS          TOTAL
                                                      --------          -----
                                                  (in thousands)

The Queenstown Bank of Maryland                      $151,404           37.89%
THE CENTREVILLE NATIONAL BANK OF MARYLAND             121,869           30.50
The Chestertown Bank of Maryland                       38,589            9.66
NationsBank, N.A                                       34,769            8.70
Allfirst Bank                                          22,415            5.61
Annapolis National Bank                                15,663            3.92
Farmers Bank of Maryland                               14,888            3.72
                                                     --------          ------

                       Total                         $399,597          100.00%
                                                     ========          ======

SOURCE: FDIC DATA BOOK

                                                                        % of
CAROLINE COUNTY                                       DEPOSITS          TOTAL
                                                      --------          -----
                                                  (in thousands)

The Peoples Bank of Maryland                         $ 75,014           30.21%
Provident State Bank of Preston                        65,369           26.33
Allfirst Bank                                          37,129           14.96
Farmers Bank of Maryland                               25,278           10.18
THE CENTREVILLE NATIONAL BANK OF MARYLAND              15,950            6.43
NationsBank, N.A.                                      15,339            6.18
Atlantic Bank                                          14,190            5.72
                                                     --------          ------

                       Total                         $248,269          100.00%
                                                     ========          =======

SOURCE: FDIC DATA BOOK

                                                                        % of
KENT COUNTY                                           DEPOSITS          TOTAL
                                                      --------          -----
                                                  (in thousands)

Peoples Bank of Kent County                          $107,287           32.47%
The Chestertown Bank of Maryland                      103,631           31.36
The Chesapeake Bank and Trust Company                  45,212           13.68
Farmers Bank of Maryland                               30,433            9.21
THE CENTREVILLE NATIONAL BANK OF MARYLAND              22,078            6.68
Crestar Bank                                           21,792            6.60
                                                     --------          ------

                          Total                      $330,433          100.00%
                                                     ========          =======

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. Institutions which meet or exceed a Tier 1 ratio of 6% and a total capital ratio of 10% are considered well capitalized. As of December 31, 1999, the Bank's ratio of Tier 1 to risk-weighted assets stood at 18.57% and its ratio of total capital to risk-weighted assets stood at 19.66%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3% or 5% to be considered well capitalized. As of December 31, 1999, the Bank's leverage capital ratio was 11.05%.

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

FINANCIAL SERVICES MODERNIZATION. In November, 1999, the Gramm-Leach-Bliley Act ("GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLBA, bank holding companies, such as Shore Bancshares, Inc., can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. GLBA also permits certain qualified national bank subsidiaries to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking.

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

STATISTICAL INFORMATION:

The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below. The information should be read in conjunction with the related Consolidated Financial Statements and Notes thereto for the year ended December 31, 1999.



Table of Contents:                                                  Page

Investment Securities Portfolio Analysis                             10
Summary of Loan Portfolio                                            11
Maturities of Loan Portfolio                                         11
Risk Elements of Loan Portfolio                                      11
Allocation of the Allowance for Credit Losses                        12
Summary of Significant Ratios                                        12

Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders as follows:


DISCLOSURE REQUIRED BY GUIDE 3                                            REFERENCE TO THE 1999 ANNUAL REPORT
------------------------------                                            -----------------------------------

(I)   Distribution of Assets, Liabilities, and Stockholders'              Average Balances, Yields and Rates (page 14)
       Equity: Interest Rates and Interest Differential                   Rate and Volume Variance Analysis (page 15)

(II)  Investment Portfolio                                                Notes to Financial Statements - Investment Securities
                                                                          (pages 23 - 25)

(III) Loan Portfolio                                                      Management's Discussion and Analysis of Financial
                                                                          Condition and Results of Operations - Loan Portfolio
                                                                          (page 8)

(IV) Summary of Credit Loss Experience                                    Management's Discussion and Analysis of Financial
                                                                          Condition and Results of Operations - Provision and
                                                                          Allowance for Credit Losses (page 6)

                                                                          Notes to Financial Statements - Loans and Allowance
                                                                          for Credit Losses (page 26)

(V)  Deposits                                                             Average Balances, Yields and Rates (page 14)
                                                                          Rate and Volume Variance Analysis (page 15)
                                                                          Notes to Financial Statements - Deposits (page 28)

(VI) Return on Equity and Assets                                          Selected Financial Data (page 1)




                    Investment Securities Portfolio Analysis
                                December 31, 1999
                                 (In Thousands)
AVAILABLE FOR SALE
------------------

                                                        U.S. Govt. Agencies

                                                      AMORTIZED       AVG.T.E.
DESCRIPTION & TERM                                       COST           YIELD
------------------                                       ----           -----

0 - 3 Months                                           $   995          4.05%
3 - 6 Months                                                 0           N/A
6 - 12 Months                                              500          5.48
1 - 3 Years                                             14,503          5.91
3 - 4 Years                                              6,998          6.46
4 - 5 Years                                              6,500          6.33
5 - 10 Years                                             1,298          6.35
10 - 30 Years                                            1,555          7.08
                                                       -------          ----

Total                                                  $32,349          6.07%
                                                       =======          ====


                    U.S. GOVT. AGENCIES SECURITIES /
                                MUTUAL FUNDS        OTHER SECURITIES
                                                                          TOTAL
                            AMORTIZED   AVG.T.E.    BOOK      AVG.T.E. AVAILABLE
DESCRIPTION & TERM             COST       YIELD     VALUE      YIELD    FOR SALE
------------------ ---- ----- ----- ----- --------


0 - 3 Months                 $     0     N/A       $     0     N/A       $   995
3 - 6 Months                       0     N/A             0     N/A             0
6 - 12 Months                      0     N/A             0     N/A           500
1 - 3 Years                        0     N/A             0     N/A        14,503
3 - 4 Years                        0     N/A             0     N/A         6,998
4 - 5 Years                        0     N/A             0     N/A         6,500
5 - 10 Years                       0     N/A             0     N/A         1,298
10 - 30 Years                  1,010     5.77%       1,015     7.06%       3,580
                             -------     ----      -------     ----      -------

Total                        $ 1,010     5.77%     $ 1,015     7.06%     $34,374
                             =======     ====      =======     ====      =======


HELD TO MATURITY

                                     U.S. GOVT. AGENCIES         MUNICIPALS

                                    AMORTIZED     AVG.T.E.  AMORTIZED   AVG.T.E.
DESCRIPTION & TERM                     COST       YIELD        COST      YIELD
------------------                     ----       -----        ----      -----

0 - 3 Months                         $    0       N/A     $     0       N/A
3 - 6 Months                              0       N/A         100       9.63%
6 - 12 Months                             0       N/A           0       N/A
1 - 3 Years                           1,501       6.52%       394       6.32
3 - 4 Years                           1,997       6.57        341       6.83
4 - 5 Years                           2,499       7.20      1,067       7.34
5 - 10 Years                          2,512       7.53      4,407       6.83
10 - 30 Years                             0       N/A           0       N/A
                                     ------       ----     ------       ----

Total                                $8,509       7.03%    $6,309       6.93%
                                     ======       ====     ======       ====


                                         MUNICIPALS - IN STATE
                                                                        TOTAL
                                          AMORTIZED      AVG.T.E.      HELD TO
DESCRIPTION & TERM                           COST         YIELD        MATURITY
------------------                           ----         -----        --------


0 - 3 Months                              $     0         N/A        $     0
3 - 6 Months                                  385         6.52%          485
6 - 12 Months                                 100        10.26           100
1 - 3 Years                                 1,222         7.44         3,117
3 - 4 Years                                   599         7.20         2,937
4 - 5 Years                                   270         9.78         3,836
5 - 10 Years                                  158         6.73         7,077
10 - 30 Years                                   0         N/A              0
                                          -------        -----       -------

Total                                     $ 2,734         7.55%      $17,552
                                          =======        =====       =======


The above yields have been adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34% and a state tax rate of 7%. Tax equivalent yields have been weighted by settled par amount and are calculated using amortized cost.


                            SUMMARY OF LOAN PORTFOLIO
                                 (In Thousands)

                                                         LOANS OUTSTANDING AS OF
                                                               DECEMBER 31,
                                                            1999          1998
                                                           AMOUNT        AMOUNT
                                                           ------        ------
Real Estate:
            Construction and land development              $  4,275     $  4,488
            Commercial                                       17,696       14,459
            Residential                                      85,988       76,483
Commercial                                                   10,834        8,448
Consumer installment                                          8,222        7,318
                                                           --------     --------

                      TOTAL                                $127,015     $111,196
                                                           ========     ========



                          MATURITIES OF LOAN PORTFOLIO
                                DECEMBER 31, 1999
                                 (In Thousands)

                                                   MATURING
                                       MATURING    AFTER ONE   MATURING
                                        WITHIN    BUT WITHIN  AFTER FIVE
                                       ONE YEAR   FIVE YEARS    YEARS    TOTAL
                                       --------   ----------    -----    -----

Real estate - Construction and
     land development                   $ 3,029    $ 1,246    $     0    $ 4,275
Commercial                                5,859      3,843      1,132     10,834
                                        -------    -------    -------    -------

        TOTAL                           $ 8,888    $ 5,089    $ 1,132    $15,109
                                        =======    =======    =======    =======



        CLASSIFIED BY SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
                                DECEMBER 31, 1999


                                                           MATURING
                                                 MATURING   AFTER ONE   MATURING
                                                  WITHIN   BUT WITHIN  AFTER FIVE
                                                 ONE YEAR  FIVE YEARS    YEARS    TOTAL
                                                 --------  ----------    -----    -----

Real estate - Construction and land development
       Fixed - Interest Rate Loans                $ 2,388   $ 1,246   $-        $ 3,634
       Adjustable - Interest Rate Loans               641      --        --         641
                                                  -------   -------   -------   -------


        TOTAL                                     $ 3,029   $ 1,246   $-        $ 4,275
                                                  =======   =======   =======   =======


Commercial
       Fixed - Interest Rate Loans                $ 1,236   $ 3,820   $ 1,132   $ 6,188
       Adjustable - Interest Rate Loans             4,623        23      --       4,646
                                                  -------   -------   -------   -------


        TOTAL                                     $ 5,859   $ 3,843   $ 1,132   $10,834
                                                  =======   =======   =======   =======




                         RISK ELEMENTS OF LOAN PORTFOLIO
                                 (In Thousands)
                                                                                                                    December 31,

                                                             1999         1998
                                                             ----         ----

Non-accrual loans                                            $1,047       $   55
Accruing loans past due 90 Days or more                         187          765
Restructured loans                                              278          872

Information with respect to non-accrual loans and restructured loans at December 31, 1999:

Interest income that would have been
recorded under original terms                                             $  123
Interest income recorded during
the period                                                                $   61



At December 31, 1999 the Company had $2.2 million in loans on the watch list for which payments were current, but the borrowers have the potential for experiencing financial difficulties. These loans are subject to on going management attention and their classifications are reviewed regularly.


                  ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                                 (In Thousands)
                                              PERCENT OF                      PERCENT OF
                                            LOANS IN EACH                    LOANS IN EACH
                             DECEMBER 31,    CATEGORY TO     DECEMBER 31,     CATEGORY TO
                                 1999        TOTAL LOANS       1998           TOTAL LOANS
                                 ----       --------------     ----         --------------

Real Estate:
     Construction and
          land development      $   54          3.37%        $   56               4.04%
     Commercial                    724         13.93%           578              13.00%
     Residential                    26         67.70%            46              68.78%
Commercial                         218          8.53%           180               7.60%
Consumer                           209          6.47%           148               6.58%
Unallocated                         17           N/A            341                N/A
                                ------        ------         ------             ------

       TOTAL                    $1,248        100.00%        $1,349             100.00%
                                ======        ======         ======             ======



                          SUMMARY OF SIGNIFICANT RATIOS

                                                            1999        1998
                                                            ----        ----

Return on average total assets                              1.21%        1.25%
Return on average total equity                             10.30%        9.52%
Dividend payout ratio                                      45.23%       45.64%
Total average equity to total average assets ratio         11.76%       13.17%


                                     ITEM 2
                                   PROPERTIES

The Bank owns real property at the location of its main office at 109 North Commerce Street, Centreville, Maryland 21617, and at its four branch locations at 2609 Centreville Road, Centreville, Maryland 21617 ("Route 213 South Branch Office"), 408 Thompson Creek Road, Stevensville, Maryland 21666 ("Stevensville Branch Office"), at 21913 Shore Highway, Hillsboro, Maryland 21614 ("Hillsboro Branch Office") and 305 East High Street, Chestertown, Maryland ("Kent Branch Office".) There are no encumbrances on any of these properties. In addition, the Bank, in 1999, purchased a lot at the corner of 404 and Sharp Road, in Denton Maryland (Caroline County) for the construction of a branch location.

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


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies.

PART II

                                     ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The sections entitled "Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters" and "Market Information" on page 37 of the Annual Report is incorporated by reference herein.

For information regarding regulatory restrictions on the Bank's and, therefore, the Company's payment of dividends, see Note 15 "Regulatory Matters" on page 34 of the Annual Report, which is incorporated by reference herein.

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

Pages 4 through 12 of the Annual Report are incorporated by reference herein.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company's financial instruments, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on page 10 of the Annual Report and incorporated by reference herein. The Company's principal market risk exposure is to interest rates.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 16 through 36 of the Annual Report are incorporated by reference herein.

                                     ITEM 9
                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company, upon recommendation of the Bank's Audit/Compliance Committee, proposed and recommended the election of Stegman & Company as independent certified public accountants to make an examination of the accounts of the Company and the Bank for the year ending December 31, 1999. Stegman and Company served as the Company's and the Bank's independent public auditor since 1996.

There were no disagreements with Stegman and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference in the section entitled "Election of Directors" on pages 2 - 3 and section entitled "Executive Officers" on page 9 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 in the Proxy Statement as filed with the Securities and Exchange Commission March 20, 2000.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

Incorporated by reference in the sections entitled "Executive Compensation," on page 9, "Director Compensation," on page 5, "Bank's Board of Directors' Executive Compensation Committee Report" on page 8, "Compensation Committee Interlocks and Insider Participation," on page 8, "Employment Agreement" on pages 9-10, "Stock Option Plans," on page 10, and "Performance Graph," on page 11, in the Proxy Statement as filed with the Securities and Exchange Commission March 20, 2000.

                                     ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference in the section entitled "Beneficial Ownership of Common Stock" on pages 6 and 7 in the Proxy Statement as filed with the Securities and Exchange Commission March 20, 2000.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in the section entitled "Election of Directors" on pages 2 and 3 in the Proxy Statement as filed with the Securities and Exchange Commission March 20, 2000.



PART IV
                                     ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (2) Financial Statements

The following consolidated financial statements included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8 of this Report.

The following financial statements are filed as a part of this report:

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements

Independent Auditors' Report

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the consolidated financial statements or related notes.

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

(13) 1999 Annual Report filed herewith.

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

                             SHORE BANCSHARES, INC.






                                      1999
                                 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    CONTENTS
--------------------------------------------------------------------------------

Business Profile                                                             2

Letter to Stockholders                                                       3

Management's Discussion and Analysis of
Financial Condition and Results of Operations                             4-12

Average Balances, Yields, and Rates                                         14

Rate and Volume Variance Analysis                                           15

Consolidated Financial Statements                                        16-35

Independent Auditors' Report                                                36

Market Price of and Dividends on Registrant's
Common Equity and Related Stockholder
Matters                                                                     37

Board of Directors                                                          38

Officers and Employees                                                      39

Offices                                                                     40

--------------------------------------------------------------------------------



                            SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------
For the Year                             1999         1998           1997         1996           1995
---------------------------------------------------------------------------------------------------------
Net interest income                 $  6,909,460  $  7,087,069   $  6,957,167  $  6,265,431   $  6,012,491
Provision for credit losses                --           --              --            --            --
Net interest income after provision
    for credit losses                  6,909,460     7,087,069      6,957,167     6,265,431      6,012,491
Noninterest income                     1,152,943       872,645        909,049       999,423        877,386
Net income                             2,284,726     2,218,939      2,370,198     2,307,742      2,138,500
---------------------------------------------------------------------------------------------------------
Per Share Data:*
---------------------------------------------------------------------------------------------------------
Diluted net income                  $       1.19  $       1.12   $       1.18  $       1.14   $       1.06
Cash dividends declared                     0.54          0.51          0.485          0.46           0.43
Book value (shares outstanding)            11.81         11.45          11.67         10.97          10.35
Weighted average common shares         1,913,741     1,985,142      2,014,848     2,014,848      2,014,848
---------------------------------------------------------------------------------------------------------
At Year End
---------------------------------------------------------------------------------------------------------
Total Assets                        $191,147,719  $181,054,572   $175,115,011  $146,899,477   $138,100,669
Loans, net of unearned income        127,014,752   111,196,511    109,167,283    88,892,757     87,049,483
Allowance for credit losses            1,247,574     1,348,805      1,403,747     1,503,268      1,478,555
Investment securities                 50,937,031    47,118,489     48,742,568    43,652,747     37,131,443
Deposits                             162,072,694   153,307,567    145,813,270   124,166,248    116,479,753
Long-term debt                         5,000,000     5,000,000      5,000,000         --            --
Stockholders' equity                  22,603,215    21,904,235     23,514,810    22,095,951     20,849,348
Allowance for credit losses to
        non-performing loans              101.10%       164.59%        311.94%       102.82%         83.72%
---------------------------------------------------------------------------------------------------------
Average Balances
---------------------------------------------------------------------------------------------------------
Total assets                        $188,726,977  $176,964,561   $165,695,678  $141,410,379   $139,313,160
Total deposits and borrowings        165,508,361   152,715,842    141,504,846   118,945,631    118,224,470
Stockholders' equity                  22,190,348    23,314,674     22,789,823    21,626,308     20,318,612
Return on average total assets              1.21%         1.25%          1.43%         1.63%          1.54%
Return on average stockholders'
        equity                             10.30%         9.52%         10.40%        10.67%         10.52%
---------------------------------------------------------------------------------------------------------

* PER SHARE DATA IS RESTATED TO REFLECT THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND UPON THE CONVERSION TO SHORE BANCSHARES, INC. AND THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND ON MARCH 31, 1998.

THE YEAR ENDED DECEMBER 31, 1997 REFLECTS THE MERGER OF KENT SAVINGS AND LOAN ASSOCIATION, INC. ON APRIL 1, 1997 WHICH WAS ACCOUNTED FOR AS A PURCHASE TRANSACTION.

                                BUSINESS PROFILE


Shore Bancshares Inc. (the Company), a Maryland corporation, incorporated on March 15, 1996, became a registered bank holding company on July 1, 1996 under the Bank Holding Company Act of 1956, as amended. The Company engages in its business through its sole subsidiary, The Centreville National Bank of Maryland (the Bank), a national banking association.

The Company's and Bank's main office is located at 109 North Commerce Street, Centreville, Queen Anne's County, Maryland. Banking business is conducted at 5 full service branch offices, all in Maryland with two located in Centreville, Queen Anne's County, a branch in Stevensville, Queen Anne's County, a Hillsboro location, serving Queen Anne's and Caroline Counties, and Chestertown, Kent County.

The Bank has been doing business in Centreville since 1876 and is engaged in both the commercial and consumer banking business. The Bank provides a wide range of personal banking services designed to meet the need of local consumers. The Bank engages in the financing of commerce and industry by providing credit and deposit services for small to medium sized businesses, local governments, and for the agricultural community in the Bank's market area.

The Company's and the Bank's management are committed to providing personal, friendly, quality service to our customers while earning a reasonable return for our shareholders. Our commitment to the communities in which we operate and their economic vitality is a crucial element of our focus. We believe in giving back to the community we serve. We have grown and changed along with our local region. Shore Bancshares Inc. will continue to respond to the changing business environment through our investment in technology and products and services developed to meet the needs of our customers, while remaining true to our principle of excellent customer service.

TO OUR STOCKHOLDERS:


The Board of Directors and management of Shore Bancshares, Inc. are pleased to present the Annual Report for the year ended December 31, 1999.

The financial results are positive even though the Company and its subsidiary The Centreville National Bank of Maryland faced several challenges during the past year.

Although interest rate spreads and net interest margin continued to decline due to economic pressures, resulting in $178 thousand, or 2.5%, less net interest income, net income after taxes rose by $66 thousand, or 3.0%, to a total of $2.3 million. Our loan portfolio grew by $15.9 million, or 14.5%, to $125.8 million, net of allowance for loan losses. Deposits increased by $8.8 million, or 5.7%, to $162.1 million and total assets ended the year at $191.1 million, an increase of 5.6%, or just over $10 million.

One of the largest projects we completed last year was preparing for Y2K. We are happy to report that all our planning and work paid off. There were no outages or equipment failures as a result of the date rollover. All systems and processes functioned normally before, during, and after midnight on December 31. We opened for business on January 3, 2000 without fanfare or problems.

We expect that the new year will bring additional challenges and we are confident that our management and staff are prepared to successfully respond to each one and continue to offer the quality service and products that you and our customers expect. Please accept our thanks for your investment in Shore Bancshares and for your interest in our progress.


/S/ B. VANCE CARMEAN, JR.                           /S/ DANIEL T. CANNON
-------------------------                           --------------------
B. Vance Carmean, Jr.                               Daniel T. Cannon
Chairman of the Board                               President

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following discussion is designed to provide a better understanding of the financial position of Shore Bancshares, Inc. (the Company), and should be read in conjunction with the audited Consolidated Financial Statements and Notes.

         Portions of this annual report contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) with respect to the adequacy of the allowance for loan losses, interest rate risk, realization of deferred taxes, and liquidity levels which, by their nature, are subject to significant uncertainties which are described in further detail in Item 1 of the Company's Form 10-K, under the heading "Risk Factors." The Company believes that the expectations reflected in such forward-looking statements are reasonable. However, because these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

                           ORGANIZATIONAL BACKGROUND

         On July 1, 1996, the Company commenced operations as the parent company of its sole subsidiary, The Centreville National Bank of Maryland ("the Bank"), which has conducted the business of banking since 1876. Since the Bank is the primary asset of the Company, the assets and liabilities of the Company are comprised almost entirely of the assets and liabilities of the Bank. The same is true for the income and expense of the Company. All data for periods on and after July 1, 1996 is presented in this analysis in consolidated form and is compared to like data for the Bank for prior years.

                        OVERVIEW - RESULTS OF OPERATIONS

         The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and the interest paid on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank of Atlanta. Results of operations are also affected by the amount of noninterest income, including loan fees and service charges, and levels of noninterest expense, consisting of costs such as: compensation, employee benefits, occupancy costs, data processing, professional fees and other operating expenses.

         Financial results for 1999 reflect growth in several key areas. The Company earned $2.28 million in net income for 1999 or $1.19 diluted earnings per share compared to 1998 net income of $2.22 million or $1.12 diluted earnings per share and 1997 net income of $2.37 million or $1.18 diluted earnings per share. Net income for 1999 improved 2.96% over 1998 net income. The increase is the result of increased interest income from 14.5% growth in net loans, as well as increases in fee income and maintaining noninterest expense at the same levels are reported in 1998. Declining interest rates resulted in the refinancing of many loans, to lower rates in the first half of the year, which negatively impacted net income. Therefore, despite the loan growth, net interest income decreased 2.51% as a result of declining yield on the loan portfolio, increased interest expense from deposit growth and a competitive deposit market which did not allow us to reduce deposit rates as quickly as the loan market required loan rates to decline. The Company experienced growth in total assets of 5.57% and in total deposits of 5.72% in 1999. Return on average assets was 1.21%, 1.25%, and 1.43% in 1999, 1998, and 1997, respectively, which reflects the Company's growth in assets at a faster rate than the growth in earnings. Earnings reflect a shrinking net interest margin. The return on average stockholders' equity for 1999 improved to 10.30% compared to 9.52% and 10.40% in 1998 and 1997, respectively.

                  NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios over the interest paid on deposits and borrowings. 1999 is characterized by increasing interest rates. For the Company, net interest income for 1999 reflects increasing loan rates, mainly in the second half of the year, and slightly declining deposit rates. Deposit rates were not reduced at the same rate as loans rates were decreased in 1998 because of a competitive deposit market which is slower to reduce rates in a declining rate environment. The year ended December 31, 1998 was characterized by generally declining interest rates. During 1997, rate activity reflected slightly increasing loan rates in the first quarter and declining rates in the fourth quarter. Deposit rates followed the same trends except that rate reductions began in the third quarter of 1997.

         Net interest income (on a tax equivalent basis) for 1999 decreased by $197 thousand or 2.7% compared to the year ended December 31, 1998, while 1998 increased by $159 thousand or 2.2% from the previous year ended December 31, 1997. During the three years ended December 31, 1999, 1998 and 1997 there have not been any material changes in the volume or quality of the Company's tax exempt securities that would have a significant effect on tax exempt interest income. The table titled "Average Balances, Yields and Rates" on page 14 sets forth the major components of net interest income, on a tax equivalent basis, for 1999, 1998 and 1997. The table titled "Rate and Volume Variance Analysis" on page 15 illustrates the portion of the changes in net interest income which are attributable to changes in volume of average balances or to changes in yield on earning assets and rates paid on interest bearing liabilities. The information revealed by these tables is analyzed below.

         Despite a 7.8% increase in average total loans and a 6.9% increase in average earning assets, total interest income (on a tax equivalent basis) increased by only $28 thousand, or 0.2%, over the year ended December 31, 1998. Loan growth provided a $768 thousand increase in interest income. However, loans refinanced or repriced in the declining rate market of 1998 and early 1999 reduced interest earnings by $752 thousand. Growth in average total interest bearing liabilities of $10.3 million, or 7.6%, increased interest expense by $444 thousand. Changes in rates reduced interest expense by $219 thousand, resulting in an increase in interest expense of $225 thousand, or 3.8%. The net effect of these changes was a decrease in net interest income (on a tax equivalent basis) of $197 thousand, or 2.7% for the year ended December 31, 1999.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits and borrowings.) Interest rate spread for the years ended December 31, 1999, 1998 and 1997 was 3.30%, 3.65%, and 3.82%, respectively.

         The 1999 interest rate spread decreased 35 basis points compared to 1998. The rate spread variance reflects a decrease in yield on earning assets of 50 basis points and a decrease of only 16 basis points in the average rate interest-bearing liabilities, reflecting the slower rate at which the local deposit pricing moves in comparison to the general market. Steady rate increases in the later half of 1999 began to improve interest rate spread in the fourth quarter.

         Interest rate spread in 1998 decreased 17 basis points compared to the prior year as a result of the decreased yield on average interest earning assets and an increase in the yield on average interest bearing liabilities. A change in the balance sheet mix also accounted for a decrease in interest rate spread. The 4.3% increase in total average loans in 1998 was the result of loan growth and a full year of Kent Savings assets which increased total interest income in 1998 despite a decrease in loan yields. Despite some loan rate increases during 1998, overall loan yield decreased 10 basis points compared to 1997. Fourth quarter loan rate decreases and more significantly, loans refinanced with the Company or other lenders are reflected in decreased loan yield. Total loans as a percentage of total interest earning assets has decreased 2.2%. However, the average balances in each loan category have increased improving interest income. As a result of a lower interest rate environment, the Company experienced a large number of calls of investment securities. These securities were replaced with lower yielding investments. To maintain as much of the investment yield as prudent, a portion of the called investments were replaced with municipal bonds. The average balance in municipal bonds increased $1.6 million or 18.3% providing a higher tax equivalent yield than U.S. Treasuries and Government agency bonds in the current market. The composition of deposits changed as well. Other Time and IRA deposit average balances increased. These are more costly deposits which account for increased deposit interest expense. Despite lowering deposit rates in the first and fourth quarters of 1998, the change in deposit mix provided higher yields on deposits, on average, for 1998 compared to the prior year.

         Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets. The Company's net interest margin is affected by regulatory, economic and competitive factors which impact interest rates, loan demand and availability of funds for deposits. Like other financial institutions, the Company is subject to interest rate risk to the degree that its interest earning assets reprice at different times than its interest bearing liabilities. For 1999, the net interest margin decreased to 4.05% from 4.45% in 1998. This decrease is the result of average earning assets growing $11.4 million or 6.9% while net interest income declined $197 thousand or at a rate of 2.7%. Comparing 1999 and 1998 shows that changes in rates decreased net interest margin $706 thousand, while changes in volume provided $509 thousand for a net decrease of $197 thousand. Mortgage loans, mainly residential and some commercial mortgages, accounted for the majority of the loan growth.

         The net interest margin for 1998 decreased to 4.45% from 4.64% the previous year. When comparing 1998 verses 1997, repricing reduced the net interest income $104 thousand and volume changes provided $263 thousand for a net increase of $159 thousand. Average earning assets increased at a rate of 6.6% while net interest income increased at a rate of 2.2% which resulted in a decline in net interest margin. Loan growth, specifically commercial mortgages, adjustable rate mortgage loans and home equity loans accounted for the volume increases.

         Management and the Board of Directors monitor interest rates on a regular basis to assess the Company's competitive position and to maintain a reasonable and profitable interest rate spread. The Company also considers the maturity distribution of loans, investments, and deposits and its effect on net interest income as interest rates rise and fall over time.

         For additional analysis see the Notes to the Consolidated Financial Statements.

                   PROVISION and ALLOWANCE FOR CREDIT LOSSES

         For the year ended December 31, 1999, the Bank recorded net charge-offs of $101 thousand compared to net charge-offs of $55 thousand in 1998 and net charge-offs of $115 thousand in 1997. Internal loan review is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Overall credit quality and increased collection efforts have also contributed to the relatively small amount of net charge-offs in each of the last three years.

         Gross charge-offs amounted to $229 thousand, $104 thousand and $159 thousand in 1999, 1998, and 1997, respectively, the majority of which were installment loans. Efforts to collect charged off loans are continuing and are evidenced by the amount of recoveries, totaling $128 thousand in 1999, $49 thousand in 1998, and $44 thousand in 1997.

         Provision for credit losses is an estimate of the amount necessary to maintain the allowance for loan losses at a level sufficient to absorb potential losses in the loan portfolio. The provision for credit losses has followed the same general trend as the amount of charge-offs. No provision for credit losses was charged to expense in 1999, 1998, or 1997. $15 thousand was added to the allowance in 1997 upon the merger with Kent Savings. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.2 million as of December 31, 1999 amounted to .98% of the outstanding loan portfolio. The allowance for credit losses of $1.3 million as of December 31,1998 represented 1.21% of gross loans. The decrease in the percentage of allowance to outstanding loans, despite the increasing outstanding gross loans, is justified by lower levels of classified loans. Past due loan levels have declined and they consist primarily of loans secured by real estate. Analysis by loan review and internal audit supports the adequacy of the allowance. This reduction in percentage of allowance to outstanding loans reflects improvements in credit quality achieved through better credit underwriting and more aggressive collection efforts and is further evidenced by lower past due loan totals as a percentage of outstanding loans. In management's opinion, the allowance for credit losses is adequate as of December 31, 1999. The Board of Directors and management will continue to review the adequacy of the allowance for credit losses. If evaluation indicates a provision is necessary, a charge will be made to current earnings.

         See Note 3 in the Notes to the Consolidated Financial Statements.


                               NONINTEREST INCOME

         Noninterest income consists of service charges and fees, gains on sale of securities, earnings or losses from unconsolidated subsidiaries and various other income items. Noninterest income increased $280 thousand or 32.1% in 1999 compared to the year ended December 31, 1998. Noninterest income in 1998 was reduced by an investment writedown as noted below. Increased service charges from a rise in the number of checks drawn against insufficient funds accounted for $130 thousand of the increase. Increase in the volume and fee charged to noncustomers to use the Bank's ATMs and the addition of a fee for loan document preparation also contributed to the improvement in noninterest income.

         For the year ended December 31, 1998, noninterest income decreased $36 thousand or 4.0% compared to the prior year. The decrease was due largely to a

$61 thousand operating loss and writedown of the investment in our unconsolidated subsidiary, Eastern Shore Mortgage Company. Combined with reduced earnings of our other unconsolidated subsidiary, Delmarva Data Center, equity earnings from unconsolidated subsidiaries decreased $93 thousand compared to 1997. This decrease was offset by an increase of $22 thousand in total service charges on deposit accounts primarily the result of increased levels of checks drawn against insufficient funds as well as ATM fees.

                              NONINTEREST EXPENSES

         The year ended December 31, 1999 reflected a $4 thousand decrease in noninterest expense when compared to 1998. Included in noninterest expense is a $56 thousand increase in employee salaries and benefits. The number of full time equivalent employees increased by 3 to 68 when comparing the year ended December 31, 1999 to the same period in 1998. Salaries and benefits include limited cost of living and benefit cost increases.

         Premises and fixed assets expenses reflect a slight decrease of $12 thousand. The prior year included $16 thousand in noncapital equipment purchases as a result of additional offices built with the Commerce Street renovations. Such expenses were not incurred in 1999, however, facility improvements and equipment upgrades in the prior years did result in increased depreciation expense, maintenance costs and equipment service contracts. The Company began the Commerce Street renovation in January 1997, which was completed in 1999. Larger buildings are more costly to maintain and the additional investment will be depreciated over the estimated useful life of the asset. In addition to the increased depreciation and maintenance expenses, opportunity costs negatively impact the bottom line. However, the renovations provide a long term benefit for customers and staff. The impact of this additional maintenance and depreciation expense is not expected to have a material effect on the Company's net income in the future. Facility costs are expected to increase with the addition of two new branch locations; one in Denton, Maryland (Caroline County) and the other in Chester, Maryland (Queen Anne's County.)

         A strong cost reduction emphasis in 1999 helped to keep noninterest expenses to approximately the same level as 1998. Costs such as marketing and stationery, postage, legal and professional fees, printing and supplies were reduced and were offset by cost increases in data processing and donations. As a result of a change in accounting principle, $25 thousand in unamortized organizational costs were written off in 1999 rather than the remaining three year period.

         The year ended December 31, 1998 reflected a $297 thousand or 6.8% increase in noninterest expense compared to December 31, 1997. Salaries and benefits accounted for $144 thousand of the increase as a result of the additional salary and benefit costs of 3 full time equivalent staff as well as cost of living and insurance premium increases. Facility improvements and equipment upgrades resulted in increased depreciation expense, maintenance costs and equipment service contracts. Increases were noted in marketing. The Company adopted a full scale marketing program including direct mail, cable television commercials and product promotion. Significant growth was also noted in amortization expense primarily as a result of two items; the recording of a full year amortization ($140 thousand) of the goodwill produced from the Kent Savings merger and, after continuing losses, the write off of the remaining $24 thousand goodwill balance associated with Eastern Shore Mortgage Corporation.

                                  INCOME TAXES

         For 1999, the effective tax rate for the Company increased slightly to 32.9% compared to 32.7% for 1998 and 32.3% for 1997. The reduced effective tax rate in 1998 and 1997 resulted from a $12 thousand and $51 thousand, respectively, rehabilitation tax credits associated with the renovations of the main office. The Company's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities and, in 1998 and 1997, the rehabilitation tax credits.
Note 11 to the Consolidated Financial Statements includes a reconciliation of the Federal tax expense computed using the Federal statutory rate of 34% and provides additional detail. The Company noted a decrease in state income taxes beginning in 1996 as the Maryland legislature exempted a portion of the interest from securities issued by the United States Treasury, bank-qualified Maryland municipals, and some United States Government agencies. This change in state income taxes has not had a material impact on liquidity, financial condition or operations.

         Deferred tax assets and liabilities are based on the differences between financial statement and tax bases of assets and liabilities. The tax effect of these differences is calculated using current statutory rates. Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance is deemed necessary.

                             INVESTMENT SECURITIES

         Investment securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of income taxes. Investment securities classified as held to maturity are those that management has both the positive intent and ability to hold to maturity, and are reported at amortized cost. The Company does not currently follow a strategy of making securities purchases with a view to near-term sales, and, therefore, does not own trading securities. At December 31, 1999, the Company had 66% of the portfolio designated as available for sale and 34% held to maturity compared to 49% and 51%, respectively, as of December 31, 1998. The increase in percentage of securities designated as available for sale is to cover potential growth and liquidity needs. The Company manages the investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities. The Company does not generally invest in structured notes or other derivative securities.

         Total investment securities amounted to $50.9 million and $47.1 million as of December 31, 1999 and 1998, respectively. The slightly higher level of investments in securities resulted primarily from the investment of funds with deposit growth and the investment of funds previously in federal funds sold. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of shareholders' equity. Note 2 to the Consolidated Financial Statements provides detail by type and contractual maturity for the years ended December 31, 1999 and 1998.

                                 LOAN PORTFOLIO

         The Company is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent, and Talbot Counties in the State of Maryland. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Note 3 to the Consolidated Financial Statements presents the composition of the Company's loan portfolio by significant concentration. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         In 1999, gross loans grew $15.8 million or 14.2% with $9.2 million or 58.0% of that growth coming in the fourth quarter. This unprecedented growth is the result of intensive marketing efforts and very competitive pricing. Loan growth, specifically commercial mortgages, consumer adjustable rate mortgage loans and home equity loans accounted for the volume increases.

         Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of December 31, 1999.

         The Company places a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At December 31, 1999 and 1998, $1.0 million and $55 thousand, respectively, of non-accrual loans were secured by collateral with an estimated value of $1.3 million of December 31, 1999 and $343 thousand as of December 31, 1998.

                                    DEPOSITS

         Deposit liabilities grew $8.8 million or 5.7% to $162.1 million compared to $153.3 million in 1998. Average deposits increased at a rate of 8.5%. The table below presents the average balance of deposits and percentage of each category to total average deposits. The average balance of Super NOW (interest bearing demand deposits), other time deposits and noninterest bearing demand deposits grew 11.1%, 11.3% and 13.9%, respectively, compared to the year ended December 31, 1998. This is the result of the introduction of new product features as well as competitive pricing. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company does not accept brokered deposits, nor does it rely on purchased deposits as a funding source for loans. The Company has no foreign banking offices.

             Average Balance of Deposits and the Percentage of each
                       Category to Total Average Deposits
                       (All dollar amounts in thousands)

--------------------------------------------------------------------------------
                                            1999                  1998
--------------------------------------------------------------------------------

Interest-bearing liabilities
   Super NOW accounts                $ 20,483   12.78%     $ 18,433    12.48%
   Money market deposit accounts       19,737   12.32%       18,886    12.79%
   Time, $100,000 or more              13,647    8.52%       12,698     8.60%
   Other time deposits                 51,551   32.18%       46,305    31.35%
   IRA deposits                        15,500    9.67%       15,430    10.45%
   Savings deposits                    18,637   11.63%       17,819    12.06%
   Demand deposits                     20,663   12.90%       18,144    12.27%
--------------------------------------------------------------------------------
                                     $160,218  100.00%     $147,715   100.00%
--------------------------------------------------------------------------------


                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to meet borrower and depositor withdrawal requirements and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated in the Consolidated Statements of Cash Flows, primary sources of cash are the maturity of investment securities and deposit growth. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 of the Consolidated Financial Statements for a table showing the maturity distribution of the Company's securities portfolio and the related estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank of Atlanta (FHLB) and from lines of credit approved at correspondent banks. As of December 31, 1999, the Company had outstanding loan commitments and unused lines of credit of $24.2 million. Of this total, management expects to fund approximately $8 million within one year.

         During 1999, the $8.8 million decrease in federal funds sold and $8.8 million increase in deposits funded the $15.8 million increase in loans with the remaining funds invested in investment securities. During 1998, the $1.6 million or 3.3% decrease in investment securities and $7.4 million or 5.1% increase in deposits funded the $2.0 million increase in loans with the remaining funds placed into federal funds sold. Management knows of no trend or event which will have a material impact on the Company's ability to maintain liquidity at satisfactory levels.

                             MARKET RISK MANAGEMENT

         Market risk is the risk of loss that arises from changes in interest rates, foreign currency exchange prices, commodity prices, equity prices, and other market changes that affect market sensitive financial instruments. The market risk for the Company is composed primarily of interest rate risk, which is the exposure of the Bank's earnings and capital arising from future interest rate changes. This risk is a normal part of the banking business because assets and liabilities do not reprice at the same rate, nor do they move to the same degree as rates change. In addition, the maturity distribution of the Bank's assets and liabilities do not match for given periods of time. The Bank's interest rate sensitivity position is managed to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Bank's liquidity, growth, earnings and capital adequacy goals. The Board of Directors has adopted an Asset / Liability Management Policy, which is administered by the Asset / Liability Committee. The Committee is responsible for monitoring the Bank's interest rate sensitivity position and recommending policies to limit exposure to interest rate risk while maximizing net interest income.

         One of the primary tools for monitoring interest rate sensitivity is "Gap Analysis." This tool provides a general understanding of maturity and repricing patterns of interest sensitive assets and liabilities. "Positive gap" occurs when more assets reprice within a specific interval and "negative gap" occurs when more liabilities reprice within a specific interval. The following table summarizes the Company's interest sensitivity at December 31, 1999 based on contractual maturity if fixed rate or earliest repricing date if variable rate.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1999
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------
                                             AFTER 3    AFTER 1              NON-
                                             MONTHS     YEAR-              INTEREST     TOTAL
                                  WITHIN     WITHIN    WITHIN     AFTER   SENSITIVE      ALL
                                 3 MONTHS    1 YEAR    5 YEARS   5 YEARS    FUNDS     CATEGORIES
------------------------------------------------------------------------------------------------

ASSETS
Loans                              $ 21,591   $ 11,654  $ 55,347  $37,291   $   (116)   $125,767
Investment Securities                   995      1,081    37,167    9,840                 49,083
Investments in Equity Securities        839                                    1,015       1,854
Federal Funds Sold                      971                                                  971
Non-interest earning assets                                                   13,473      13,473
                                   --------   --------  --------  -------   --------    --------
TOTAL ASSETS                         24,396     12,735    92,514   47,131     14,372     191,148
                                   --------   --------  --------  -------   --------    --------
LIABILITIES

Time Certificates of
        Deposit over $100,000         1,571      4,498     9,704                          15,773
All Other Time Deposits              11,995     17,195    35,294                          64,484
Savings and Money Market Deposits    38,342                                               38,342
Interest-bearing Transaction         21,989                                               21,989
Securities sold under
        agreements to repurchase        590                                                  590
Long term debt                                   5,000                                     5,000
Noninterest-bearing Liabilities                                               22,366      22,366
                                   --------   --------  --------  -------   --------    --------
    TOTAL LIABILITIES                74,487     26,693    44,998        0     22,366    $168,544
                                   --------   --------  --------  -------   --------    --------
NET (ASSETS LESS LIABILITIES)      $(50,091)  $(13,958) $ 47,517  $47,131   $ (7,995)
                                   ========   ========  ========  =======   ========
Interest Sensitivity Gap
Asset Sensitive
        (Liability Sensitive)      $(50,091)  $(64,049) $(16,532) $30,599   $ 22,604
                                   ========   ========  ========  =======   ========
Interest Sensitivity GAP /
Total Assets                         (26.21)%   (33.51)%   (8.65)%  16.01%     11.83%
                                   ========   ========  ========  =======   ========

         The following assumptions were made in preparation of the "Interest Rate Sensitivity Analysis":

         Fixed rate loans are grouped in the appropriate category based on scheduled amortization. Variable rate loans are classified based on the next available repricing opportunity. Noninterest sensitive loans consists of the net of non-accrual loans, allowance for credit losses and deferred fees and costs.

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

         The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. At December 31, 1999, the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 100 basis point immediate change in interest rates the Bank's net interest income would decrease by $259 thousand if rates were to increase by that amount and would increase $174 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $699 thousand or 3.2% in 1999 to $22.6 million from $21.9 million at December 31, 1998. Earnings of $2.3 million was the primary contributor to this increase. Stockholders' equity was reduced $562 thousand for the change in accumulated other comprehensive income and $1.0 million for dividends paid.

         Total stockholders' equity as of December 31, 1998 decreased $1.6 million or 6.8% compared to the prior year. Earnings of $2.2 million added to stockholders' equity. The change in accumulated other comprehensive income accounted for a $5 thousand reduction and dividends paid also decreased stockholders' equity by $1.0 million. Dividends paid per share increased 5.1% over the prior year without negatively impacting the Company's capital position. A stock repurchase of $2.8 million accounted for the majority of the decrease. On September 16, 1998, the Company repurchased 101,322 shares or approximately 5% of its outstanding common stock at $27.75 per share. The Board of Directors and management believed it was in the best interest of the Company and its shareholders to repurchase the stock considering the Company's high level of capital and to lessen the dilutive effect of the stock-based employee and incentive plans approved at the Company's 1998 Annual Meeting. The repurchase of common shares also increased each remaining shareholder's relative percentage of ownership in the Company.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital, which for the Company subtracts goodwill from total stockholders' equity. The regulatory minimum for this ratio is 4%. The leverage capital ratio as of December 31, 1999 was 11.05% for the Company, and as of December 31, 1998 was 11.08%.

         Another measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Federal banking regulators require a minimum total risk-based capital ratio of 8%. As of December 31, 1999, the Company's ratio was 19.78%. The Bank's ratio at December 31, 1998 was 21.05%. According to FDIC capital guidelines, the Bank is considered to be "Well Capitalized."

         Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 15 in the Consolidated Financial Statements for additional discussion of regulatory matters.

                                 FUTURE TRENDS

         This is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

         The "Year 2000 Issue," which was applicable to most corporations, including banks, is a general term used to describe the problems that may result from the improper processing of dates and date-sensitive calculations for the Year 2000 date rollover. This issue resulted from the fact that many of the world's existing computer programs used only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000.

         The Company completed contingency plans to provide operating alternatives for continuation of services to the Company's customers for systems that may not process information reliably and accurately after December 31, 1999. Management successfully managed the transition to the new century and considers future problems unlikely. However, problems with noncompliant third party vendors could appear. Therefore, management continues to monitor all business processes to ensure they continue to operate properly.

         The Company expensed approximately $40 thousand on Year 2000 costs in 1999. The total cost of the Year 2000 project was $86 thousand. Funding of the Year 2000 project costs came from normal operating cash flow. Additional costs including staff time will be expensed in the normal course of business and did not have a material impact on the Company's results of operations, liquidity, capital resources or financial condition. However, the expenses associated with the Year 2000 issue directly reduced otherwise reported net income for the Company. Costs expensed in 2000 to monitor systems and processes are expected to be immaterial and will be funded from normal operating cash flow.

                      This page intentionally left blank.




AVERAGE BALANCES, YIELDS AND RATES
(Unaudited)


---------------------------------------------------------------------------------------------------------------------
                                          For the Year Ended December 31, 1999   For the Year Ended December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                          Average          Income/     Yield/    Average          Income/       Yield/
                                          Balance          Expense      Rate     Balance          Expense        Rate
---------------------------------------------------------------------------------------------------------------------
ASSETS
   Federal funds sold                  $  8,766,879     $    438,631     5.00% $ 10,142,579    $   565,449       5.58%
Investment securities:
   U.S. Treasury securities and
   obligations of U.S. government
   agencies                              39,178,072        2,333,863     5.96    33,866,198      2,104,154       6.21
Obligations of states and
   political subdivisions(1)              9,573,990          660,390     6.90    10,479,431        739,527       7.06
All other investment securities           1,922,687          131,771     6.85     1,999,592        143,606       7.18
---------------------------------------------------------------------------------------------------------------------
   Total investment securities           50,674,749        3,126,024     6.17    46,345,221      2,987,287       6.45
Loans, net of unearned income(2)(3)
   Commercial loans                      10,953,893        1,098,894    10.03     9,482,733        983,333      10.37
   Installment loans                      6,377,116          598,879     9.39     5,768,858        573,173       9.94
   Mortgage loans                        99,265,991        8,019,926     8.08    92,928,827      8,145,171       8.76
---------------------------------------------------------------------------------------------------------------------
      Total loans                       116,597,000        9,717,699     8.33   108,180,418      9,701,677       8.97
---------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EARNING ASSETS           176,038,628     $ 13,282,354     7.55%  164,668,218    $13,254,413       8.05%

Cash and due from banks                   4,045,786                               4,066,234
Other assets                              9,885,443                               9,614,821
Allowance for credit losses              (1,242,880)                             (1,384,712)
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $188,726,977                            $176,964,561
=====================================================================================================================
LIABILITIES
Interest-bearing liabilities
   Super NOW accounts                  $ 20,482,535     $    534,298     2.61% $ 18,432,796    $   513,745       2.79%
   Money market deposit accounts         19,736,619          628,713     3.19    18,886,098        630,397       3.34
   Time, $100,000 or more                13,647,245          723,442     5.30    12,697,789        689,999       5.43
   Other time deposits                   51,550,909        2,678,136     5.20    46,304,774      2,481,333       5.36
   IRA deposits                          15,500,588          749,336     4.83    15,429,668        778,695       5.05
   Savings deposits                      18,637,115          550,495     2.95    17,819,091        542,113       3.04
   Securities sold under agreement to
           repurchase                       330,816           10,051     3.04          --             --          --
   Other borrowed funds                   4,959,863          273,890     5.52     5,001,849        287,041       5.74
---------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES      144,845,690        6,148,361     4.24   134,572,065      5,923,323       4.40

Demand deposits                          20,662,671                              18,143,777
Other liabilities                         1,028,268                                 934,045
---------------------------------------------------------------------------------------------------------------------
      Total liabilities                 166,536,629                             153,649,887
Stockholders' equity                     22,190,348                              23,314,674
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $188,726,977                            $176,964,561
=====================================================================================================================
Net interest income and
interest rate spread                                    $  7,133,993     3.30%                 $ 7,331,090       3.65%
Net interest income as a percent
  of earning assets                                                      4.05%                                   4.45%
=====================================================================================================================



------------------------------------------------------------------------------
                                          For the Year Ended December 31, 1997
------------------------------------------------------------------------------
                                          Average          Income/     Yield/
                                          Balance          Expense      Rate
------------------------------------------------------------------------------

ASSETS
   Federal funds sold                  $  6,493,959   $    354,331       5.46%
Investment securities:
   U.S. Treasury securities and
   obligations of U.S. government
   agencies                              32,996,468      2,102,149       6.37
Obligations of states and
   political subdivisions(1)              8,858,428        673,659       7.60
All other investment securities           2,396,970        143,558       5.99
------------------------------------------------------------------------------
   Total investment securities           44,251,866      2,919,366       6.60
Loans, net of unearned income(2)(3)
   Commercial loans                       9,293,896        982,599      10.57
   Installment loans                      5,264,677        536,637      10.19
   Mortgage loans                        89,183,164      7,827,395       8.78
------------------------------------------------------------------------------
      Total loans                       103,741,737      9,346,631       9.01
------------------------------------------------------------------------------
TOTAL INTEREST EARNING ASSETS           154,487,562   $  12,620,328      8.17%

Cash and due from banks                   4,012,120
Other assets                              8,641,143
Allowance for credit losses              (1,445,147)
------------------------------------------------------------------------------
TOTAL ASSETS                           $165,695,678
==============================================================================
LIABILITIES
Interest-bearing liabilities
   Super NOW accounts                  $ 17,214,551   $     510,209      2.96%
   Money market deposit accounts         21,027,750         702,261      3.34
   Time, $100,000 or more                13,297,892         704,290      5.30
   Other time deposits                   41,023,454       2,135,522      5.21
   IRA deposits                          14,732,561         796,760      5.41
   Savings deposits                      16,636,078         521,015      3.13
   Securities sold under agreement to
           repurchase                          --              --         --
   Other borrowed funds                   1,356,164          77,825      5.74
------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES      125,288,450       5,447,882      4.35

Demand deposits                          16,216,396
Other liabilities                         1,401,009
------------------------------------------------------------------------------
      Total liabilities                 142,905,855
Stockholders' equity                     22,789,823
------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $165,695,678
==============================================================================
Net interest income and
interest rate spread                                  $   7,172,446      3.82%
Net interest income as a percent
  of earning assets                                                      4.64%
==============================================================================

1. All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
2. Loan fee income is included in interest income for each loan category and yields are stated to include all fees. Fees approximated $104,000, $81,000 and $84,000 for 1999, 1998 and 1997 respectively.
3. Balances of nonaccrual loans and related income have been included for computational purposes.




RATE AND VOLUME VARIANCE ANALYSIS
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                    1999 Compared to 1998                     1999 Compared to 1997
--------------------------------------------------------------------------------------------------------------------------
                                           Increase          Change Due to           Increase          Change Due to
                                          (Decrease)        Rate(2)     Volume      (Decrease)       Rate(2)      Volume
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold                         $(126,818)    $ (50,123)    $ (76,695)    $ 211,118     $  12,038     $ 199,080
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations
  of U.S. government agencies                229,709      (100,325)      330,034         2,005       (53,404)       55,409

Tax-exempt obligations of State and
  political subdivisions (1)                 (79,137)      (15,241)      (63,896)       65,868       (57,405)      123,273

All other investment securities              (11,835)       (6,312)       (5,523)           48        23,848       (23,800)
--------------------------------------------------------------------------------------------------------------------------
Total investment securities                  138,737      (121,878)      260,615        67,921       (86,961)      154,882
--------------------------------------------------------------------------------------------------------------------------
Commercial loans                             115,561       (36,994)      152,555           734       (19,231)       19,965

Installment loans                             25,706       (34,728)       60,434        36,536       (14,856)       51,392

Mortgage loans                              (125,245)     (680,695)      555,450       317,776       (10,972)      328,748
--------------------------------------------------------------------------------------------------------------------------
Total loans (3)                               16,022      (752,417)      768,439       355,046       (45,059)      400,105
--------------------------------------------------------------------------------------------------------------------------
Total interest income                      $  27,941     $(924,418)    $ 952,359     $ 634,085     $(119,982)    $ 754,067
==========================================================================================================================
INTEREST EXPENSE

Super NOW accounts                         $  20,553     $ (36,576)    $  57,129     $   3,536     $ (32,571)    $  36,107

Money market deposit accounts                 (1,684)      (30,073)       28,389       (71,864)         (340)      (71,524)

Time deposits of $100,000 or more             33,443       (18,151)       51,594       (14,291)       17,492       (31,783)

Other time deposits                          196,748       (84,377)      281,125       345,811        70,886       274,925

IRA deposits                                 (29,359)      (32,938)        3,579       (18,065)      (55,766)       37,701

Savings deposits                               8,382       (16,505)       24,887        21,098       (15,952)       37,050

Securities sold under agreement
        to repurchase                         10,051          --          10,051          --            --            --

Other borrowed funds                         (13,096)         --         (13,096)      209,216          --         209,216
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                     $ 225,038     $(218,620)    $ 443,658     $ 475,441     $ (16,251)    $ 491,692
==========================================================================================================================
Net interest margin / income               $(197,097)    $(705,798)    $ 508,701     $ 158,644     $(103,731)    $ 262,375
==========================================================================================================================


1. Income and yields are computed on a tax equivalent basis using the statutory federal income tax rate of 34%, exclusive of the alternative minimum tax and nondeductible interest expense.
2. Variances caused by the change in yield / rate times the average balance are allocated to rate.
3. Balances of nonaccrual loans and related income have been included for computational purposes.


                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS
                                                           1999            1998
                                                       ------------   ------------
Cash and due from banks                                $  3,344,815   $  4,536,510
Federal funds sold                                          971,094      9,752,503
Investment securities available
        for sale, at fair value                          33,384,774     23,202,856
Investment securities held to
        maturity, fair value of
        $17,221,342 (1999) and
        $24,253,286 (1998)                               17,552,257     23,915,533
Loans, less allowance for credit
        losses of $1,247,574 (1999)
        and $1,348,805 (1998)                           125,767,178    109,847,706
Premises and equipment, net                               3,464,638      3,369,014
Accrued interest receivable                               1,462,963      1,354,754
Investment in unconsolidated subsidiaries                 1,067,228      1,167,306
Goodwill                                                  1,769,617      1,917,009
Other assets                                              2,363,155      1,991,281
                                                       ------------   ------------

        Total assets                                   $191,147,719   $181,054,572
                                                       ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Deposits:
        Noninterest-bearing demand                     $ 21,484,699   $ 19,773,634
        Interest-bearing transaction                     21,989,491     20,467,422
        Savings and money market                         38,341,604     35,321,550
        Time, $100,000 or more                           15,772,596     15,357,184
        Other time                                       64,484,304     62,387,777
                                                       ------------   ------------
              Total deposits                            162,072,694    153,307,567

     Securities sold under agreements to repurchase         589,895         --
     Long-term debt                                       5,000,000      5,000,000
     Accrued interest payable                               207,254        208,433
     Other liabilities                                      674,661        634,337
                                                       ------------   ------------
                       Total liabilities                168,544,504    159,150,337

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value;
        authorized 10,000,000
        shares; issued and
        outstanding:  1,913,891
        shares (1999) and 1,913,516
        shares (1998)                                        19,139        19,135
     Surplus                                             10,074,226    10,064,166
     Retained earnings                                   13,117,141    11,865,853
     Accumulated other comprehensive income                (607,291)      (44,919)
                                                       ------------   ------------
            Total stockholders' equity                   22,603,215    21,904,235
                                                       ------------   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $191,147,719   $181,054,572
                                                       ============   ============



See notes to consolidated financial statements.



                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               1999          1998           1997
                                            -----------    -----------   -----------
INTEREST INCOME:
    Interest and fees on loans              $ 9,717,699    $ 9,701,677   $ 9,346,631
    Interest and dividends on
        investment securities:
             Taxable                          2,465,634      2,269,577     2,286,192
             Tax-exempt                         435,857        473,689       417,895
     Interest on federal funds sold             438,631        565,449       354,331
                                            -----------    -----------   -----------
             Total interest income           13,057,821     13,010,392    12,405,049
                                            -----------    -----------   -----------

INTEREST EXPENSE:
    Interest on deposits                      5,864,420      5,636,282     5,370,057
    Interest on repurchase agreements            10,051          --           --
    Interest on long-term debt                  273,890        287,041        77,825
                                            -----------    -----------   -----------
             Total interest expense           6,148,361      5,923,323     5,447,882
                                            -----------    -----------   -----------

NET INTEREST INCOME                           6,909,460      7,087,069     6,957,167

PROVISION FOR CREDIT LOSSES                       --             --            --
                                            -----------    -----------   -----------

NET INTEREST INCOME AFTER PROVISION
    FOR CREDIT LOSSES                         6,909,460      7,087,069     6,957,167
                                            -----------    -----------   -----------

NONINTEREST INCOME:
    Service charges on deposit accounts         807,665        686,571       664,708
    Gains on sales of investment securities      21,411          6,495         8,568
    Equity in net (loss) income of
        unconsolidated subsidiaries                --          (19,900)       72,978
    Other income                                323,867        199,479       162,795
                                            -----------    -----------   -----------

             Total noninterest income         1,152,943        872,645       909,049
                                            -----------    -----------   -----------

NONINTEREST EXPENSES:
    Salaries and employee benefits            2,437,457      2,381,839     2,238,125
    Premises and equipment expenses             592,245        604,248       577,544
    Marketing and promotion                     126,393        159,402       142,101
    Stationery, printing and supplies           108,614        147,433       160,037
    Director and committee fees                 177,428        211,734       195,007
    Outside data processing                     365,685        326,668       283,164
    Amortization of goodwill                    147,392        170,794       116,383
    Other expenses                              703,905        660,728       653,674
                                            -----------    -----------   -----------
             Total noninterest expenses       4,659,119      4,662,846     4,366,035
                                            -----------    -----------   -----------
INCOME BEFORE TAXES ON INCOME                 3,403,284      3,296,868     3,500,181

FEDERAL AND STATE INCOME TAXES                1,118,558      1,077,929     1,129,983
                                            -----------    -----------   -----------
NET INCOME                                  $ 2,284,726    $ 2,218,939   $ 2,370,198
                                            ===========    ===========   ===========
Basic earnings per common share                   $1.19          $1.12         $1.18
                                            ===========    ===========   ===========
Diluted earnings per common share                 $1.19          $1.12         $1.18
                                            ===========    ===========   ===========


See notes to consolidated financial statements.



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                      Accumulated
                                                                                         Other        Total
                                              Common                     Retained    Comprehensive  Stockholders'
                                               Stock      Surplus        Earnings       Income         Equity
                                             -------    -----------     -----------   ---------     -------------

Balances at January 1, 1997                   10,074    $10,064,166     $12,087,317   $ (65,606)    $22,095,951

Comprehensive income:
    Net income                                  --          --            2,370,198       --          2,370,198

    Other comprehensive income, net of tax:
       Unrealized gain on available
           for sale securities                  --          --                --         25,865          25,865
                                                                                                    -----------
               Total comprehensive income       --          --                --           --         2,396,063

Cash dividends declared ($.485
    per common share)*                          --          --             (977,204)       --          (977,204)
                                             -------    -----------     -----------   ---------     -----------

Balances at December 31, 1997                 10,074     10,064,166      13,480,311     (39,741)     23,514,810

Comprehensive income:
    Net income                                  --          --            2,218,939       --          2,218,939

    Other comprehensive income, net of tax:
       Unrealized loss on available for
           sale securities of $7,101, net
           of reclassification adjustment
           of $1,923                            --          --               --          (5,178)        (5,178)
                                                                                                    ----------
               Total comprehensive income       --          --               --           --         2,213,761

Two-for-one split effected in the
    form of a 100% stock dividend             10,074        --              (10,074)      --             --
Stock repurchased and retired                 (1,013)       --           (2,810,950)      --        (2,811,963)
Cash dividends declared ($.51
    per common share)*                          --          --           (1,012,373)      --        (1,012,373)
                                             -------    -----------     -----------   ---------     -----------

Balances at December 31, 1998                 19,135     10,064,166      11,865,853     (44,919)     21,904,235

Comprehensive income:
    Net income                                  --          --            2,284,726       --          2,284,726

    Other comprehensive income, net of tax:
       Unrealized loss on available-for-sale
           securities of $602,998 net of
           reclassification adjustment of
           $40,626                              --          --               --        (562,372)       (562,372)
                                                                                                    -----------

               Total comprehensive income       --          --               --           --          1,722,354

Exercise of stock options                          4         10,060          --           --             10,064

Cash dividends declared ($.54 per
    common share)                               --          --           (1,033,438)      --         (1,033,438)
                                             -------    -----------     -----------   ---------     -----------
Balances at December 31, 1999                $19,139    $10,074,226     $13,117,141   $(607,291)    $22,603,215
                                             =======    ===========     ===========   =========     ===========



*Restated for two-for-one stock split effected in the form of a 100% stock dividend.

See notes to consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                1999        1998        1997
                                                ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $  2,284,726   $  2,218,939  $  2,370,198
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortizaton          456,272        457,337       424,302
     Equity in net earnings of
         unconsolidated subsidiaries         --            19,900       (72,978)
     Provision for credit losses, net     (101,231)       (54,942)     (114,521)
     Deferred income taxes                  35,257        (31,239)      265,591
     Net (gains) losses on sales of
        assets                             (19,850)        (5,101)       37,920
     (Increase) decrease in accrued
        interest receivable               (108,209)       121,240        10,317
     Decrease (increase) in other
        assets                              46,783         46,725    (1,346,040)
     (Decrease) increase in accrued
        interest payable                    (1,179)        19,157      (118,486)
     Increase (decrease) in other
        liabilities                         40,324         36,682       (88,744)
                                      ------------   ------------  ------------
        Net cash provided by
           operating activities          2,632,893      2,828,698     1,367,559
                                      ------------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of
        investment securities held
        to maturity                     7,927,178      34,267,718    16,220,939
     Proceeds from maturities of
        investment securities
        available for sale              3,596,348       2,651,227     1,081,113
     Proceeds from sales of investment
        securities available for sale   4,562,319          --         3,373,351
     Purchase of investment securities
        held to maturity               (1,564,750)    (18,767,297)  (22,899,682)
     Purchase of investment securities
        available for sale            (19,235,370)    (16,499,297)   (1,693,125)
     (Increase) decrease in loans,
        net                           (15,818,241)     (2,029,228)       46,114
     Purchase of premises and
        equipment                        (405,129)       (428,467)   (1,276,182)
     Proceeds from sale of premises
        and equipment                      --             --                301
     Acquisition, net of cash
        acquired                           --             --         (2,799,492)
                                      ------------   ------------  ------------
        Net cash used in investing
            activities                (20,937,645)       (805,344)   (7,946,663)
                                      ------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in demand, transaction,
        savings, and money market
        deposits                        6,253,188       1,083,855     6,923,212
     Increase (decrease) in time
        deposits                        2,511,939       6,410,442    (6,033,946)
     Increase in securities sold under
        agreement to repurchase           589,895           --           --
     Proceeds from long-term debt           --              --        5,000,000
     Cash dividends paid               (1,033,438)    (1,012,373)      (977,204)
     Common stock repurchased and
        retired                             --        (2,811,963)        --
     Proceeds from issuance of common
        stock                              10,064)          --           --
                                      ------------   ------------  ------------
        Net cash provided by
          financing activities          8,331,648      3,669,961      4,912,062
                                      ------------   ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                    (9,973,104)     5,693,315     (1,667,042)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                   14,289,013      8,595,698     10,262,740
                                      ------------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                            $ 4,315,909    $14,289,013   $ 8,595,698
                                      ===========    ===========   ===========

Supplemental cash flows information:
     Interest paid                    $ 5,865,543    $ 5,617,125   $ 5,416,606
     Income taxes paid                $   937,092    $ 1,239,695   $ 1,120,005
     Transfers from loans to other
        real estate owned             $    63,000    $     --      $     --


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiary, The Centreville National Bank of Maryland (the "Bank") with all significant intercompany transactions eliminated. The investment in subsidiary is recorded on the Company's books on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 1999.

         Nature of Operations
         --------------------

         The Company, through its bank subsidiary, provides domestic financial services primarily in the Maryland counties of Queen Anne's, Kent and Caroline. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

         Use of Estimates
         ----------------

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment Securities
         ---------------------

         Investment securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premium and accretion of discounts. Other investment securities are classified as available for sale and are carried at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of related deferred income taxes, are recognized as accumulated other comprehensive income, a separate component of stockholders' equity. The cost of investment securities sold is determined using the specific identification method.

         Loans
         -----

         Loans are stated at the principal amount outstanding, net of unearned income. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating certain loans are being amortized on the interest method over the term of the loan.

         Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrowers ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

         Allowance for Credit Losses
         ---------------------------

         The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

         While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company's and the Bank's regulators or its economic environment will not require further increases in the allowance.

         Long-Lived Assets
         -----------------

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation of physical properties is computed on the straight-line method over the estimated useful lives of the properties. Expenditures for maintenance, repairs, and minor renewals are charged to operating expenses; expenditures for betterments are charged to the property accounts. Upon retirement or other disposition of properties, the carrying value and the related accumulated depreciation are removed from the accounts.

         Goodwill represents the excess of the cost of assets acquired in purchase business combinations over the fair value of the net assets at dates of acquisition and is being amortized on the straight-line method over periods not exceeding 15 years.

         Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the assets.

         Other Real Estate Owned
         -----------------------

         Real estate acquired in foreclosure of loans is carried at cost or fair value, less estimated costs of disposal, whichever is lower. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of loan balance over fair value is charged to the allowance for credit losses. Any subsequent reduction in value, as well as any operating expenses, are included in other operating expenses.

         Income Taxes
         ------------

         Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

         Earnings Per Share
         ------------------

         Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period. For the years ended December 31, 1999, 1998 and 1997, the Company had no dilutive common stock equivalents. The weighted average number of shares outstanding was 1,913,741, 1,985,142 and 2,014,848 for the years ended December 31, 1999, 1998 and 1997, respectively.

         New Accounting Standards
         ------------------------

         Statement of Financial Accounting Standards No. 133 (OSFAS No. 133O), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -D Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

         The Company plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of any derivative instruments in use at that time.

         Cash and Cash Equivalents
         -------------------------

         The Company has included cash and due from banks and federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

2. INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities at December 31, 1999 are as follows:

                                                    Gross        Gross          Estimated
                                      Amortized   Unrealized   Unrealized         Fair
                                        Cost         Gains       Losses          Value
                                        ----         -----       ------          -----
Available for Sale
------------------

Obligations of U.S. Government
         agencies and corporations      $32,349,296   $ --      $(818,289)     $31,531,007
U.S. Government Securities Mutual Fund    1,010,001     --       (171,284)         838,717
Federal Reserve Bank stock                  302,250     --          --             302,250
Federal Home Loan Bank of Atlanta stock     712,800     --          --             712,800
                                        -----------   -----     ---------      -----------
                                        $34,374,347   $ --      $(989,573)     $33,384,774
                                        ===========   =====     =========      ===========


                                                    Gross        Gross          Estimated
                                      Amortized   Unrealized   Unrealized         Fair
                                        Cost         Gains       Losses          Value
Held to Maturity                        ----         -----       ------          -----
----------------

Obligations of U.S. Government
         agencies and corporations      $ 8,509,150   $   846   $(211,817)     $ 8,298,179
Obligations of states and political
         subdivisions                     9,043,107    16,534    (136,478)       8,923,163
                                        -----------   -------   ---------      -----------
                                        $17,552,257   $17,380   $(348,295)     $17,221,342
                                        ===========   =======   =========      ===========

         The amortized cost and fair value of investment securities at December
31, 1998 are as follows:


                                                     Gross        Gross          Estimated
                                       Amortized   Unrealized   Unrealized         Fair
                                         Cost         Gains       Losses          Value
                                         ----         -----       ------          -----
Available for Sale
------------------

U.S. Treasury securities                $ 4,984,665   $75,962   $  --          $ 5,060,627
Obligations of U.S. Government
        agencies and corporations        16,213,717    10,766    ( 43,846)      16,180,637
U.S. Government Securities Mutual Fund    1,010,001      --      (116,559)         893,442
Federal Reserve Bank stock                  302,250      --        --              302,250
Federal Home Loan Bank of Atlanta stock     765,900      --        --              765,900
                                        -----------   -------   ---------      -----------
                                        $23,276,533   $86,728   $(160,405)     $23,202,856
                                        ===========   =======   =========      ===========


                                                       Gross        Gross          Estimated
                                         Amortized   Unrealized   Unrealized         Fair
                                           Cost         Gains       Losses          Value
                                           ----         -----       ------          -----
Held to Maturity
----------------

Obligations of U.S. Government and
        other government agencies
        and corporations                $14,503,181   $ 96,949  $  --          $14,600,130
Obligations of states and political
         subdivisions                     9,412,452    240,704     --            9,653,156
                                        -----------   --------  ------         -----------
                                        $23,915,633   $337,653  $  --          $24,253,286
                                        ===========   ========  ======         ===========

         Gross realized gains and gross realized losses on sales and calls of investment securities available for sale are as follows:

                                         1999        1998       1997
                                         ----        ----       ----
Gross realized gains:
    U.S. Treasury securities            $46,675      $ --       $ 8,103
    Obligations of U.S. Government
           agencies and corporations      --           --          --
    Obligations of states and
           political subdivisions           205       6,495        --
    Sallie Mae stock                      --           --         2,313
                                        -------      ------     -------
                                         46,880       6,495      10,416
Gross realized losses:
    U.S. Treasury securities              --           --           325
    Obligations of U.S. Government
           agencies and corporations     25,469        --         1,524
                                        -------      ------     -------
Net realized gains                      $21,411      $6,495     $ 8,567
                                        =======      ======     =======

         Proceeds from sales and calls of investment securities were $8,088,948, $306,495 and $3,373,351, and for the years ended December 31, 1999, 1998 and 1997, respectively.

         The amortized cost and fair value of investment securities by contractual maturity is as follows:

                                                        December 31, 1999
                                       ----------------------------------------------------
                                           Available for Sale         Held to Maturity
                                       ------------------------  --------------------------
                                        Amortized      Fair       Amortized        Fair
                                          Cost        Value         Cost          Value
                                       ----------   -----------  -----------  -------------

Amounts maturing:
    One year or less                   $ 1,496,067  $ 1,491,948  $   584,735    $   586,969
    After one year through five years   28,001,147   27,261,012    9,890,741      9,785,010
    After five years through ten years   1,277,520    1,232,565    7,076,781      6,849,363
    After ten years                      1,574,562    1,545,482       --             --
                                       -----------  -----------  -----------    -----------
                                        32,349,296   31,531,007   17,552,257     17,221,342
                                       -----------  -----------  -----------    -----------

Investments in equity securities
    and mutual funds                     2,025,051    1,853,167       --            --
                                       -----------  -----------  -----------    -----------
                                       $34,374,347  $33,384,774  $17,552,257    $17,221,342
                                       ===========  ===========  ===========    ===========


                                                        December 31, 1998
                                       ----------------------------------------------------
                                           Available for Sale         Held to Maturity
                                       ------------------------  --------------------------
                                        Amortized      Fair       Amortized        Fair
                                          Cost        Value         Cost          Value
                                       ----------   -----------  -----------  -------------
Amounts maturing:
    One year or less                   $ 1,499,627  $ 1,506,094  $ 1,921,582    $ 1,936,596
    After one year through five years   15,508,696   15,555,229   12,634,696     12,761,980
    After five years through ten years   4,075,446    4,060,391    9,198,027      9,391,028
    After ten years                        114,613      119,550      161,328        163,682
                                       -----------  -----------  -----------    -----------
                                        21,198,382   21,241,264   23,915,633     24,253,286
                                       -----------  -----------  -----------    -----------
Investments in equity securities
    and mutual funds                     2,078,151    1,961,592      --             --
                                       -----------  -----------  -----------    -----------
                                       $23,276,533  $23,202,856  $23,915,633    $24,253,286
                                       ===========  ===========  ===========    ===========

         The Company has pledged certain investment securities as collateral for deposits of certain government agencies and municipalities at December 31 as follows:
                                                1999            1998
                                                ----            ----
         Amortized cost                      $16,329,688     $15,783,184
         Fair value                           15,982,407      15,962,587

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

         The Company makes loans to customers primarily in the Maryland counties of Queen Anne's, Kent, Caroline and Talbot, in an economy closely tied to the agricultural industry. A substantial portion of the Company's loan portfolio consists of residential and commercial real estate mortgages.

         The Bank's loan portfolio at December 31 is as follows:

                                                        1999           1998
                                                        ----           ----

         Real estate:
            Construction and land development      $  4,274,864  $  4,487,810
            Commercial                               17,696,516    14,459,230
            Residential                              85,987,543    76,483,152
         Commercial                                  10,833,566     8,447,857
         Consumer                                     8,222,263     7,318,362
                                                   ------------  ------------
                                                    127,014,752   111,196,511
          Less:  Allowance for credit losses         (1,247,574)   (1,348,805)
                                                   ------------  ------------
          Loans - net                              $125,767,178  $109,847,706
                                                   ============  ============

         Loans on which the accrual of interest has been discontinued amounted to approximately $1,047,000, $55,000 and $199,000 at December 31, 1999, 1998,
and 1997, respectively. If interest on those loans had been accrued, such income would have approximated $48,000, $5,000 and for $33,000 at 1999, 1998 and 1997,
respectively.

         In the normal course of banking business, loans are made to officers and directors and their affiliated interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectibility. Loans outstanding to such parties totaled $1,890,000 and $2,155,000 at December 31, 1999 and 1998, respectively. During 1999, $1,079,000 of new loans were made and repayments totaled $1,344,000.

         Changes in the allowance for credit losses are as follows:

                                           1999        1998         1997
                                           ----        ----         ----

Balance at beginning of year            $1,348,805  $1,403,747   $ 1,503,268

Charge-offs:
   Real estate:
      Construction and land development     --           --          --
      Commercial                            --           --          --
      Residential                            3,854      14,239        22,288
   Commercial                              110,106         317        37,202
   Consumer installment                    115,120      89,658        99,441
                                        ----------  ----------   -----------
                                           229,080     104,214       158,931
                                        ----------  ----------   -----------

Recoveries:
   Real estate:
      Construction and land development     --          --           --
      Commercial                            --          --           --
      Residential                           --          --           --
   Commercial                              103,300      25,641         4,330
   Consumer installment                     24,549      23,631        40,080
                                        ----------  ----------   -----------
                                           127,849      49,272        44,410
                                        ----------  ----------   -----------

Net charge-offs                            101,231      54,942       114,521
Allowance applicable to loans of
         acquired institution               --          --            15,000
Provision for credit losses                 --          --            --
                                        ----------  ----------   -----------

Balance at end of year                  $1,247,574  $1,348,805   $1,403,747
                                        ==========  ==========   ==========

Average daily balance of loans         $116,597,000 $108,180,000 $103,742,000
Ratio of net charge-offs to average
      loans outstanding                         .09%         .05%         .11%

         Information with respect to impaired loans at December 31 is as follows:
                                                    1999              1998
                                                    ----              ----
Impaired loans with a valuation allowance         $   --           $   --
Impaired loans without a valuation allowance       1,047,000           55,000
                                                  ----------       ----------

    Total impaired loans                          $1,047,000       $   55,000
                                                  ==========       ==========

Allowance for credit losses related to
        impaired loans                            $    --          $      --
Allowance for credit losses related to
        other than impaired loans                  1,247,574        1,348,805
                                                  ----------       ----------

    Total allowance for credit losses             $1,247,574       $1,348,805
                                                  ==========       ==========

Average impaired loans for the year               $  404,115       $  583,654
                                                  ==========       ==========

Interest income on impaired loans
        recognized on the cash basis              $    5,063       $    8,815
                                                  ==========       ==========

         The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower's ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

 4. PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

                                                       1999
                                        ----------------------------------------
                                                        Accumulated
                                           Cost         Depreciation     Net
                                        ----------------------------------------

     Land                               $ 447,755       $   --       $  447,755
     Buildings and land improvements     3,086,142         729,845    2,356,297
     Furniture, equipment and software   1,885,826       1,225,240      660,586
                                        ----------      ----------   ----------
                                        $5,419,723      $1,955,085   $3,464,638
                                        ==========      ==========   ==========

                                                       1998
                                        ----------------------------------------
                                                        Accumulated
                                           Cost         Depreciation     Net
                                        ----------------------------------------
     Land                               $  267,947      $   --       $  267,947
     Buildings and land improvements     2,959,727         632,436    2,327,291
     Furniture, equipment and software   1,922,384       1,148,608      773,776
                                        ----------      ----------   ----------
                                        $5,150,058      $1,781,044   $3,369,014
                                        ==========      ==========   ==========



         Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $307,944, $316,935 and $307,919, respectively.

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

         The Company owns 33% of the outstanding common stock of the Delmarva Bank Data Processing Center, Inc. ("DBDPC"). The investment is carried at cost, adjusted for the Company's equity in the DBDPC's undistributed net income.

                                            1999            1998        1997
                                            ----            ----        ----

    Balance at beginning of year        $1,049,409      $1,007,809   $  934,831
    Equity in net income                     7,922          41,600       72,978
                                        ----------      ----------   ----------

    Balance at end of year              $1,057,331      $1,049,409   $1,007,809
                                        ==========      ==========   ==========

         Data processing expense paid to DBDPC totaled approximately $297,000, $266,000, and $248,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company owns 33% of the outstanding common stock of Eastern Shore Mortgage Corporation ("ESMC"). The investment is carried at cost, adjusted for the Company's equity in the ESMC's undistributed net earnings. The excess of cost over the Company's equity in ESMC's underlying net assets at dates of acquisition, amounting to $48,085, has been classified as goodwill and was amortized over 15 years. As a result of ESMC's history of continuing losses, the remaining goodwill balance of $24,308 was eliminated during 1998.

                                                1999       1998      1997
                                                ----       ----      ----

         Balance at beginning of year         $117,897   $179,397  $179,397
         Equity in net loss                     (8,000)   (61,500)    --
         Capital distribution                 (100,000)     --        --
                                              --------   --------  --------
         Balance at end of year               $  9,897   $117,897  $179,397
                                              ========   ========  ========

         Interest income from ESMC totaled approximately $-0-, $31,500, and $39,000 for the years ended December 31, 1999, 1998 and 1997, respectively. There were no outstanding loans to this affiliate at December 31, 1999 and 1998.

6. DEPOSITS

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

                                                 1999            1998
                                                 ----            ----

         Three months or less                 $ 1,570,596     $ 1,191,746
         Over three months through six months   2,657,875       3,275,647
         Over six months through twelve months  1,840,674       2,373,631
         Over twelve months                     9,703,451       8,516,160
                                              -----------     -----------
                                              $15,772,596     $15,357,184
                                              ===========     ===========

         Interest expense on deposits for each of the years ended December 31 is as follows:
                                                 1999        1998        1997
                                                 ----        ----        ----

         Interest bearing transaction        $  534,298  $  513,745   $  510,209
         Savings and money market             1,179,208   1,172,510    1,223,276
         Time, $100,000 or more                 823,108     789,210      786,304
         Other time                           3,327,806   3,160,817    2,850,268
                                             ----------  ----------   ----------
                                             $5,864,420  $5,636,282   $5,370,057
                                             ==========  ==========   ==========

         At December 31, 1999 and 1998, the Bank had deposits of approximately $3,700,000 and $2,600,000, respectively, from a local County government.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase are securities sold to customers, at the customers' request, under a "roll-over" contract that matures in one business day. The underlying securities sold are U.S. Treasury notes or notes of federal agencies that are segregated in the Company's custodial accounts from other investments securities. The following table summarizes certain information for these transactions:
                                                        1999
                                                        ----
Average amount outstanding during year               $  330,816
Weighted average interest rate during year                 3.04%
Amount outstanding at year end                       $  589,895
Weighted average interest rate at year end                 1.87%
Maximum amount at any month end                      $1,391,220

         The Company also has commitments from correspondent banks under which it can purchase up to $10,000,000 in federal funds and secured reverse repurchase agreements on a short-term basis. No borrowings were outstanding under these arrangements during 1999 or 1998.

8. LONG-TERM DEBT

         As of December 31, 1999, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at an interest rate of 5.07%. The advance is callable March 30, 2000 and is due September 30, 2009. The Bank has pledged its wholly owned residential first mortgage loan portfolio under a blanket floating lien as collateral for this advance.

9. RETIREMENT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 50% of employee contributions of up to 6% of compensation as defined under the plan and permits additional contributions at the discretion of management. Expense under this plan totaled $131,000, $133,000 and $130,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10. DEFERRED COMPENSATION

         The Company has agreements with certain directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by the Bank, on the lives of the respective individuals. Amounts to be available under the policies are to be paid to the individuals as retirement benefits over future years. Cash surrender values and the accrued benefit obligation included in other assets and other liabilities at December 31 are as follows:

                                                        1999            1998
                                                        ----            ----

         Cash surrender value                        $1,731,977      $1,705,646
         Accrued benefit obligations                    523,326         533,601

11.      INCOME TAXES

         Components of income tax expense for each of the years ended December 31 are as follows:

                                        1999            1998            1997
                                        ----            ----            ----

         Currently payable:
                  Federal            $1,006,123      $1,014,000     $  773,337
                  State                  81,778          95,168        171,201
                                     ----------      ----------     ----------
                                      1,087,901       1,109,168        944,538
                                     ----------      ----------     ----------
         Deferred income taxes:
                  Federal                25,756         (25,577)       151,833
                  State                   4,901          (5,662)        33,612
                                     ----------      ----------     ----------
                                         30,657         (31,239)       185,445
                                     ----------      ----------     ----------
                                     $1,118,558      $1,077,929     $1,129,983
                                     ==========      ==========     ==========

         Components of the Company's deferred tax assets and liabilities at December 31 are as follows:
                                                  1999               1998
                                                  ----               ----
 Deferred tax assets:
   Allowance for credit losses                  $210,885           $196,895
   Deferred compensation                         123,858            125,317
   Interest income                                 2,525              2,525
   Unrealized loss on investment
        securities available for sale            382,282             28,333
                                                --------           --------

       Total deferred tax assets                 719,550            353,070
                                                --------           --------
Deferred tax liabilities:
   Cash to accrual conversion                   $ 24,740           $ 37,109
   Discount accretion                              6,390             15,477
   Depreciation                                   41,209             38,992
   Federal Home Loan Bank dividends               27,613             27,613
   Undistributed income of
        unconsolidated subsidiaries               61,329             61,329
   Loan origination fees and costs               133,166             70,739
                                                --------           --------

      Total deferred tax liabilities             294,447            251,259
                                                --------           --------

      Net deferred tax assets                   $425,103           $101,811
                                                ========           ========

         A reconciliation between income tax expense and taxes computed at the maximum statutory federal rate for 1999, 1998 and 1997 is as follows:





                                                1999              1998                  1997
                                                ----              ----                  ----
                                                  Percent             Percent               Percent
                                                     of                  of                    of
                                                  Pretax               Pretax                Pretax
                                         Amount   Income    Amount     Income    Amount      Income
                                        --------- ------   ----------  ------   ----------   ------

Computed at statutory rate              $1,157,117  34.0%  $1,120,935   34.0%   $1,190,178    34.0%
Increases (decreases) in tax
    resulting from:
    Tax-exempt interest income            (149,531) (4.4)   (144,442)   (4.4)     (130,930)   (3.7)
    State income taxes, net of
             federal income tax benefit     51,310   1.5      65,051     2.0       101,760     2.9
    Loss (earnings) of unconsoli-
             dated subsidiaries               --      .0       5,413      .2        (9,139)    (.3)
    Goodwill amortization                   47,753   1.4      55,709     1.7        37,211     1.1
    Rehabilitation tax credit                 --      .0     (11,616)    (.4)      (51,245)   (1.5)
    Other - net                             11,909    .4     (13,121)    (.4)       (7,852)    (.2)
                                        ----------  ----  ----------    ----    ----------    ----

       Actual tax expense               $1,118,558  32.9% $1,077,929    32.7%   $1,129,983    32.3%
                                        ==========  ===== ==========    =====   ==========    =====


12. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

         The Company's 1998 Stock Option Plan was approved by stockholders on April 21, 1998 and provides for the granting of incentive and nonqualified options to directors, executive officers and key employees on a periodic basis at the discretion of the Company's Executive Committee. The Company has reserved 80,000 shares of common stock under the Plan and no more than 16,000 shares may be granted under the Plan in any calendar year. During 1999, options for 6,520 shares of common stock were granted to employees and directors at an exercise price of $32.00. These options begin to vest at an annual rate of 20% after the completion of one year of service from the date of grant.

         The Company's 1998 Employee Stock Purchase Plan, which was also approved by stockholders on April 21, 1998, allows employees to receive options to purchase common stock at an amount equal to 85% of the fair market value of the common stock. The Company has reserved 20,000 shares of common stock for issuance upon the exercise of options under the Plan. Options to purchase no more than 4,000 shares may be granted under the Plan in any calendar year. During 1999, options to purchase 1,523 shares of common stock were granted to employees at an exercise price of $27.20.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grant during the year ended December 31, 1999:

        Dividend yield                                  1.68%
        Expected volatility                               25%
        Risk-free interest rate                         5.68%
        Expected lives (in years)                         3

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the plans was recorded during the year ended December 31, 1999. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share for 1999 would have been changed to the pro forma amounts as follows:

        Net income:
         As reported                                    $2,284,726
         Pro forma                                      $2,268,682
        Basic net income per share:
         As reported                                         $1.19
         Pro forma                                           $1.19
        Diluted net income per share:
         As reported                                         $1.19
         Pro forma                                           $1.19

         The pro forma amounts are not representative of the effects on reported net income for future years.

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments may include commitments to extend credit, standby letters of credit and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. Financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:
                                        1999            1998
                                        ----            ----

    Loan commitments                $ 4,101,504      $ 3,031,900
                                    ===========      ===========
    Unused lines of credit          $20,127,057      $14,369,978
                                    ===========      ===========
    Letters of credit               $1,116,545       $1,377,434
                                    ==========       ==========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counterparty. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis.

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table shows the carrying values and the related estimated fair value of the Company's financial instruments at December 31:


                                                    1999                        1998
                                        ---------------------------   ---------------------------
                                          Carrying        Fair           Carrying        Fair
                                           Amount         Value           Amount         Value
                                           ------         -----           ------         -----
Financial assets:
    Cash and due from banks             $  3,344,815   $  3,344,815   $  4,536,510   $  4,536,510
    Federal funds                            971,094        971,094      9,752,503      9,752,503
    Investment securities available
        for sale                          33,384,774     33,384,774     23,202,856     23,202,856
    Investment securities held to
        maturity                          17,552,257     17,221,342     23,915,633     24,253,286
    Loans, net of allowance for
        credit losses                    125,767,178    124,493,000    109,847,706    114,005,000
    Accrued interest receivable            1,462,963      1,462,963      1,354,754      1,354,754

                                                    1999                        1998
                                        ---------------------------   ---------------------------
                                          Carrying        Fair           Carrying        Fair
                                           Amount         Value           Amount         Value
                                           ------         -----           ------         -----

Financial liabilities:
    Deposits                            $162,072,694   $161,277,000   $153,307,567   $155,088,000
    Accrued interest payable                 207,254        207,254        208,433        208,433
    Long-term debt                         5,000,000      4,426,000      5,000,000      5,156,000

Unrecognized financial instruments:
    Commitments to extend credit          24,228,561     20,228,561     17,401,878     17,401,878
    Standby letters of credit              1,116,545      1,116,545      1,377,434      1,377,434


         For purposes of the above disclosures of estimated fair value, the following assumptions were used. The estimated fair value for cash and due from banks and federal funds sold is considered to approximate cost. The estimated fair value for securities available for sale and securities held to maturity are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value of loans is determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The estimated fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

         In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         Other assets, such as property and equipment, and certain liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

15. REGULATORY MATTERS

         The Company is required to maintain noninterest-bearing deposits with the Federal Reserve Bank. During 1999 and 1998, the daily average balances were approximately $2,301,000 and $2,263,000, respectively.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                               To Be Well
                                                                            Capaitalized Under
                                                       For Capital          Prompt Corrective
                                       Actual        Adequacy Purposes      Action Provisions
                                -----------------   ------------------     -------------------
                                  Amount     Ratio     Amount    Ratio     Amount       Ratio
                                  ------     -----     ------    -----     ------       -----

As of December 31, 1999:
   Total Capital (to Risk
       Weighted Assets):
          Company               $22,582,000  19.78%  $9,133,000   8.00%
          Bank                  $22,499,000  19.66%  $9,156,000   8.00%   $11,445,000    10.00%
   Tier I Capital (to Risk
       Weighted Assets):
          Company               $21,334,000  18.69%  $4,567,000   4.00%
          Bank                  $21,251,000  18.57%  $4,578,000   4.00%   $ 6,867,000     6.00%

   Tier I Capital (to Average
       Assets):
          Company               $21,334,000  11.09%  $7,693,000   4.00%
          Bank                  $21,251,000  11.05%  $7,693,000   4.00%   $ 9,616,000     5.00%

As of December 31, 1998:
   Total Capital (to Risk
       Weighted Assets):
          Company               $21,220,000  21.05%  $8,069,000   8.00%
          Bank                  $21,127,000  21,20%  $7,972,000   8.00%   $ 9,965,000    10.00%
   Tier I Capital (to Risk
       Weighted Assets):
          Company               $19,959,000  17.80%  $4,034,000   4.00%
          Bank                  $19,880,000  19.95%  $3,986,000   4.00%   $ 5,979,000     6.00%

   Tier I Capital (to Average
       Assets):
          Company               $19,959,000  11.08%  $7,206,000   4.00%
          Bank                  $19,880,000  11.04%  $7,206,000   4.00%   $ 9,008,000     5.00%



         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The amount of dividends that the Bank could have paid to the Company without approval from bank regulatory agencies at December 31, 1999 was approximately $3,800,000.

16. PARENT COMPANY FINANCIAL INFORMATION

           Condensed financial information for Shore Bancshares, Inc.
                      (Parent Company only) is as follows:

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                1999            1998
                                                ----            ----

ASSETS:

   Cash                                     $    18,336     $     --
   Investment in subsidiary                  22,584,879      21,870,938
   Other assets                                  --              33,297
                                            -----------     -----------

          TOTAL ASSETS                      $22,603,215     $21,904,235
                                            ===========     ===========

LIABILITIES                                 $    --         $    --
                                            -----------     ------------

STOCKHOLDERS' EQUITY:
   Common stock                                  19,139          19,135
   Surplus                                   10,074,226      10,064,166
   Retained earnings                         12,509,850      11,820,934
                                            -----------     ------------

        Total stockholders' equity           22,603,215      21,904,235
                                            -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   22,603,215     $21,904,235
                                            ===========     ===========

                         CONDENSED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                1999            1998
                                                ----            ----


INCOME - Dividends from subsidiary          $ 1,033,438     $ 3,824,336
OPERATING EXPENSES                               25,025           9,731
                                            -----------     ------------

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY
         IN UNDISTRIBUTED EARNINGS
         OF SUBSIDIARY                        1,008,413       3,814,605
INCOME TAX BENEFIT                               --               3,309
                                            -----------     ------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
        EARNINGS OF SUBSIDIARY                1,008,413       3,817,914
EQUITY IN UNDISTRIBUTED
        EARNINGS OF SUBSIDIARY                1,276,312      (1,598,975)
                                            -----------     -----------

NET INCOME                                  $ 2,284,725     $ 2,218,939
                                            ===========     ===========

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                1999            1998
                                                ----            ----


NET INCOME                                  $ 2,284,725     $ 2,218,939

ADJUSTMENT TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
       Equity in undistributed earnings of
        subsidiary                           (1,276,312)      1,598,975
       Net decrease in other assets              33,297           6,422
                                            -----------     -----------

         Net cash provided by operating
                activities                    1,041,710       3,824,336
                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                             (1,033,438)     (1,012,373)
  Stock repurchased and retired                 --           (2,811,963)
  Stock issued                                   10,064          --
                                            -----------     -----------

   Net cash used in financing activities     (1,023,374)     (3,824,336)
                                            -----------     -----------

CASH AT BEGINNING OF YEAR                       --              --
                                            -----------     -----------

CASH AT END OF YEAR                         $    18,336     $   --
                                            ===========     ===========


[LOGO] STEGMAN
       & COMPANY
----------------
CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915



                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Shore Bancshares, Inc.
Centreville, Maryland

         We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                           /S/ STEGMAN & COMPANY
                                                           ---------------------

Baltimore, Maryland
January 7, 2000

                 MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S
                 COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                        MARKET INFORMATION AND DIVIDENDS


         There is no established public trading market for the Company's Shares. Accordingly, there is no comprehensive record of trades or the prices of any such trades. The following table reflects stock prices for Company shares to the extent such information is available to management of the Company as well as dividends paid per share for each quarter. All prices and dividends have been restated to reflect the effect of the two for one stock split effected in the form of a 100% stock dividend on March 31, 1998.

--------------------------------------------------------------------------------
                                1999                            1998
--------------------------------------------------------------------------------
                         PRICE RANGE    DIVIDENDS         PRICE RANGE  DIVIENDS
                        HIGH     LOW      PAID           HIGH    LOW     PAID
--------------------------------------------------------------------------------

First Quarter           $33.50  $27.00  $0.13           $23.25  $22.50  $0.12
Second Quarter           32.00   28.00   0.13            33.50   24.00   0.12
Third Quarter            30.00   20.00   0.13            34.00   27.75*  0.12
Fourth Quarter           21.00   18.00   0.15            33.00   31.00   0.15
                                        -----                           -----
                                        $0.54                           $.051
                                        =====                           =====

* Price reflects stock repurchased and retired September 16, 1998


         There are no contractual restrictions that currently limit the Company's ability to pay dividends or that the Company reasonably believes are likely to limit materially the future payment of dividends on the Company's Shares. Banking regulators, however, limit under certain circumstances the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies.

                                  STOCKHOLDERS

         As of February 25, 2000, a total of 1,913,910 shares of Shore Bancshares, Inc. common stock was held by approximately 1,220 registered and beneficial owners.

                                    DIRECTORS
                             Shore Bancshares, Inc.
                   The Centreville National Bank of Maryland
                             (as of March 1, 2000)
--------------------------------------------------------------------------------

                                J. Robert Barton
                           Retired President and CEO,
                    The Centreville National Bank of Maryland

                                 Paul M. Bowman
                     Attorney, Law Office of Paul M. Bowman

                                 David C. Bryan
                         Member, Law Offices of Fountain
                              Bryan and Ritter, LLC

                                Daniel T. Cannon
                        President, Shore Bancshares, Inc.
                               President and CEO,
                    The Centreville National Bank of Maryland

                             B. Vance Carmean, Jr.
                         President, Carmean Grain, Inc.

                                Mark M. Freestate
                      President, W.M. Freestate & Son, Inc.

                              Thomas K. Helfenbein
                          Funeral Director and Partner
                    Fellows, Helfenbein & Newman Funeral Home

                                Neil R. LeCompte
                     Certified Public Accountant, Office of
                                Neil R. LeCompte

                                Susanne K. Nuttle
                Retired Vice President, The Centreville National
                                Bank of Maryland

                                Jerry F. Pierson
                        President, Jerry F. Pierson, Inc.

                               Wm. Maurice Sanger
                              President, F.W., Inc.
                  President, Cloverbay Development Corporation

                                Walter E. Schmidt
                     Vice President, Schmidt Ventures, Inc.



                               DIRECTORS EMERITI

                             Shore Bancshares, Inc.
--------------------------------------------------------------------------------

                                Sydney G. Ashley

                   The Centreville National Bank of Maryland

--------------------------------------------------------------------------------

Sydney G. Ashley                                Royden N. Powell, Jr.
Madison B. Bordley, Jr.                         William E. Sylvester
William H. Harris                               William E. Thompson
James O. Pippin, Jr.                            Howard Wood

                                    OFFICERS
                             (as of March 1, 2000)
--------------------------------------------------------------------------------

                             SHORE BANCSHARES INC.
                             ---------------------
B. Vance Carmean, Jr.         Daniel T. Cannon             Mary C. Quimby
Chairman of the Board            President                   Secretary

    Jerry F. Pierson                            Carol I. Brownawell
Vice President of the Board                          Treasurer


                   THE CENTREVILLE NATIONAL BANK OF MARYLAND
                   -----------------------------------------

                                Daniel T. Cannon
                                  President/CEO

                              Carol I. Brownawell
                          Executive Vice President/CFO

                                Thomas E. Beery
                               Vice President/SLO

                              Timothy J. Berrigan
                                 Vice President

                                 Rita B. Mielke
                               Vice President/COO

                               Pamela C. Satchell
                                 Vice President


                               Carolyn D. Spicher
                                 Vice President

                               William E. Stoops
                                 Vice President

                               David E. Thompson
                                 Vice President

                                Ralph F. Twilley
                                 Vice President

                               Katharine M. Crook
                            Assistant Vice President

                                Cassandra A. Guy
                            Assistant Vice President

                              Kathryn C. Walls
                            Assistant Vice President

                             Elizabeth T. Clough
                                    Cashier

                                Brenda M. Beaver
                               Assistant Cashier

                              Lorrie S. Greenwood
                               Assistant Cashier

                               Florance R. Walls
                               Assistant Cashier






              THE CENTREVILLE NATIONAL BANK OF MARYLAND EMPLOYEES
                             (as of March 1, 2000)
--------------------------------------------------------------------------------


Maryanne C. Alderson    Goldie J. Garner         Gina A. Paul
Janice S. Barkley       Heather P. Garner        Howard S. Pinder, Sr
Jessica L. Bateman      Francis M. Gibson, Jr    Mary C. Quimby
Bonnie F. Betton        W. Allen Greiner         Shartinese D. Rochester
Joyce D. Bradley        Christina A. Guy         Dawn M. Rose
Gertrude E. Brown       Ann M. Haddaway          Robin J. Rust
M. Kathleen Callahan    Donna J. Hallock         Donna M. Schaeffer
Phyllis B. Carroll      Tera Y. Henry            Teresa M. Schelhouse
Lois F. Carter          Gail F. Hickman          Wanda L. Shawyer
Susan C. Childress      Barbara E. Hill          Phyllis S. Skinner
Barry P. Coleman, Jr    Barri G. Horney          Karen A. Stanavich
Connie L. Crossman      Lorraine N. Howell       Donna J. Stevens
Maria E. Dickerson      Constance M. Lee         Barbara B. Stoops
Jeanene L. Earl         Andrew D. Mielke         Deborah H. Thomas
Lisa S. Fleetwood       Joyce S. Moore           James W. Thompson, III
Virginia Lynn Foster    Mary Ann O'Connell       Katherine A. Thompson
Margaret A. Fuller      Corinne C. Palmer        Ronald J. Walters
                        Nancy L. Park            Diane B. Whitby

                    THE CENTREVILLE NATIONAL BANK OF MARYLAND
                                    OFFICES
--------------------------------------------------------------------------------

         MAIN OFFICE                              STEVENSVILLE OFFICE
-----------------------------------        ------------------------------------
109 N. Commerce Street- PO Box 400        408 Thompson Creek Road - PO Box 279
      Centreville, MD 21617                     Stevensville, MD 21666
      Phone (410) 758-1600                       Phone (410) 643-2233
       Fax (410) 758-2364                         Fax (410) 643-4215


     ROUTE 213 SOUTH OFFICE                          HILLSBORO OFFICE
----------------------------------          ---------------------------------
2609 Centreville Road - PO Box 400          21913 Shore Highway - PO Box 118
    Centreville, MD 21617                        Hillsboro, MD 21641
    Phone (410) 758-2414                         Phone (410) 820-2121
     Fax (410) 758-3867                            Fax (410) 820-1341

                                  KENT OFFICE
                       ---------------------------------
                       305 East High Street - PO Box 388
                             Chestertown, MD 21620
                              Phone (410) 778-1299
                               Fax (410) 778-6084






                              SHAREHOLDER RECORDS

Inquiries relating to shareholder records, stock transfers, changes of ownership or address and dividend payments should be directed to Shareholder Services at
     (410) 758-1600 or (877) 758-1600 or visit our web site, www.cnbmd.com.

                                   SIGNATURES

         Pursuant to the requirements in Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 21, 2000 by the undersigned, thereunto duly authorized.

                             SHORE BANCSHARES, INC.

                                                 /S/ DANIEL T. CANNON
                                                 --------------------
                                                 Daniel T. Cannon
                                                 President

                                                 /S/ CAROL I. BROWNAWELL
                                                 -----------------------
                                                 Carol I. Brownawell
                                                 Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2000.



/S/ J. ROBERT BARTON                        Director
--------------------
J. Robert Barton


/S/ PAUL M. BOWMAN                          Director
------------------
Paul M. Bowman


/S/ DAVID C. BRYAN                          Director
------------------
David C. Bryan


/S/ DANIEL T. CANNON                        Director
--------------------
Daniel T. Cannon


/S/ B. VANCE CARMEAN, JR.                   Director
-------------------------
B. Vance Carmean, Jr.


/S/ MARK M. FREESTATE                       Director
---------------------
Mark M. Freestate

/S/ THOMAS K. HELFENBIEN                    Director
------------------------
Thomas K. Helfenbein


/S/ NEIL R. LECOMPTE                        Director
--------------------
Neil R. LeCompte


/S/ SUSANNE K. NUTTLE                       Director
---------------------
Susanne K. Nuttle


/S/ JERRY F. PIERSON                        Director
--------------------
Jerry F. Pierson


/S/ WM. MAURICE SANGER                      Director
----------------------
Wm. Maurice Sanger


/S/ WALTER E. SCHMIDT                       Director
---------------------
Walter E. Schmidt