Form 10-Q
period 2000-03-31
SHORE BANCSHARES INC
filed 2000-05-12
CIK 1035092

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                As of May 8, 2000, there were 1,914,132 shares of
                   Common Stock $0.01 Par Value outstanding.
                  This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX



PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.  Consolidated Financial Statements

         Balance Sheets -March 31, 2000 and December 31, 1999

         Statements of Income -- Three months ended March 31, 2000 and 1999.

         Statements of Changes in Stockholders Equity - Three months ended March 31, 2000 and 1999

         Statements of Cash Flows -- Three months ended March 31, 2000 and 1999 and the twelve months ended December 31, 1999.

         Notes to Financial Statements - March 31, 2000

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


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                             March 31,     December 31,
Dollars in thousands                                           2000           1999
                                                            (Unaudited)
                                                            -----------    -----------

ASSETS
  Cash and due from banks                                   $     4,170    $     3,345
  Federal funds sold                                                461            971
  Securities
      Held to Maturity at amortized cost                         17,549         17,552
         (fair value of $17,126 and $17,221 respectively)
      Available for Sale                                         32,410         33,385
  Loans, less allowance for credit losses                       129,757        125,767
         ($1,233 and $1,248 respectively)
 Premises and fixed assets                                        3,419          3,465
 Investments in unconsolidated subsidiaries                       1,067          1,067
 Accrued interest receivable                                      1,544          1,463
  Goodwill                                                        1,733          1,770
  Other assets                                                    2,206          2,363
                                                            -----------    -----------
    TOTAL ASSETS                                            $   194,316    $   191,148
                                                            ===========    ===========
LIABILITIES
  Deposits
    Non-interest bearing demand                             $    18,409    $    21,485
    Interest bearing transaction                                 22,120         21,989
   Savings and money market                                      38,004         38,342
    Time, $100,000 or more                                       17,049         15,773
    Other time                                                   64,447         64,484
                                                            -----------    -----------
      Total deposits                                            160,029        162,073
                                                            -----------    -----------
  Securities sold under agreements to repurchase                  5,367            590
  Long term debt                                                  5,000          5,000
  Accrued interest payable                                          205            207
 Other liabilities                                                  942            675
                                                            -----------    -----------
                                                                 11,514          6,472
                                                            -----------    -----------
     Total liabilities                                          171,543        168,545
                                                            -----------    -----------
COMMITMENTS

EQUITY CAPITAL
  Common stock, par value $.01; authorized
    10,000,000 shares, issued and outstanding:
     3/31/00   1,913,910
    12/31/99   1,913,891                                             19             19
 Surplus                                                         10,074         10,074
 Retained earnings                                               13,326         13,117
 Accumulated other comprehensive income (loss)                     (646)          (607)
                                                            -----------    -----------
   Total stockholders' equity                                    22,773         22,603
                                                            -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   194,316    $   191,148
                                                            ===========    ===========

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                                                 Three Months    Three Months
Dollars in thousands except per share data                     Ended            Ended
                                                             March 31,        March 31,
                                                                2000            1999
                                                          -------------------------------
INTEREST INCOME
  Interest and fees on loans                                $ 2,693         $ 2,323
  Interest and dividends on investment securities
    Taxable securities                                          602             553
    Tax-exempt securities                                       102             111
    Other securities (debt and equity)                           32              34
  Interest on federal funds sold                                 11             114
                                                          -------------------------------

    Total interest income                                     3,440           3,135
                                                          -------------------------------

INTEREST EXPENSE
  Interest on certificates of deposit
      of $100,000 or more                                       206             211
  Interest on other deposits                                  1,232           1,219
  Interest on securities sold under
    agreements to repurchase                                     58            --
  Interest on long term debt                                     64              71
                                                          -------------------------------
    Total interest expense                                    1,560           1,501
                                                          -------------------------------

NET INTEREST INCOME                                           1,880           1,634
Provision for credit losses                                    --              --
                                                          -------------------------------

NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                 1,880           1,634
                                                          -------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                           203             190
  Other noninterest income                                       60              66
  Gains (losses) on securities                                  (49)             42
                                                          -------------------------------
    Total noninterest income                                    214             298
                                                          -------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                681             656
  Expenses of premises and fixed assets                         168             139
  Other noninterest expense                                     455             498
                                                          -------------------------------
    Total noninterest expense                                 1,304           1,293
                                                          -------------------------------

INCOME BEFORE TAXES                                             790             639
Applicable income taxes                                         313             224
                                                          -------------------------------

NET INCOME                                                  $   477         $   415
                                                          ===============================


Basic Earnings Per Common Share                             $  0.25         $  0.22
Diluted Earnings Per Common Share                              0.25            0.22
Dividends Declared Per Common Share                            0.14            0.13


See Notes to the Financial Statements


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)


                                                                                                 Accumulated
                                                                                                     Other
                                                            Common                  Retained     Comprehensive
 Dollars in thousands                                        Stock     Surplus      Earnings     Income (Loss)    Total
 --------------------                                        -----     -------      --------     -------------    -----



Balance at January 1, 2000                                $     19     $ 10,074     $ 13,117      $   (607)     $ 22,603

Comprehensive income:

    Net income                                                --           --            477          --             477

    Other comprehensive income,  net of tax:
        Unrealized loss on available for sale
         securities, net of reclassification adjustment       --           --           --             (39)          (39)


                                                                                                                --------
     Total comprehensive income                                                                                      438
                                                                                                                --------


Issuance of common stock upon
     exercise of stock options                                --           --           --            --               0

Cash dividends declared ($.14 per
     common share)                                            --           --           (268)         --            (268)
                                                          --------     --------     --------      --------      --------

Balance at March 31, 2000                                 $     19     $ 10,074     $ 13,326      $   (646)     $ 22,773
                                                          ========     ========     ========      ========      ========




                                                                                                 Accumulated
                                                                                                     Other
                                                            Common                  Retained     Comprehensive
                                                            Stock     Surplus      Earnings     Income (Loss)    Total
                                                            -----     -------      --------     -------------    -----




Balance at January 1, 1999                                $     19     $ 10,064     $ 11,866      $    (45)     $ 21,904

Comprehensive income:

    Net income                                                --           --            415          --             415

    Other comprehensive income,  net of tax:
        Unrealized loss on available for sale
         securities, net of reclassification adjustment       --           --           --            (131)         (131)

                                                                                                                --------

     Total comprehensive income                                                                                      284
                                                                                                                --------



Cash dividends declared ($.13 per
     common share)                                            --           --           (249)         --            (249)
                                                          --------     --------     --------      --------      --------

Balance at March 31, 1999                                 $     19     $ 10,064     $ 12,032      $   (176)     $ 21,939
                                                          ========     ========     ========      ========      ========


See Notes to Financial Statements



CONSOLIDATED STATEMENTS OF CASH FLOW
SHORE BANCSHARES, INC.
(UNAUDITED)
                                                                       Three Months      Three Months
                                                                           Ended             Ended
                                                                         March 31,         March 31,
                                                                           2000              1999
                                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $    477        $    415
    Adjustments to reconcile net income to
      net cash provided by operating activities

        Depreciation and amortization                                         109             104
        Equity in net earnings of unconsolidated subsidiaries                --              --
        Provision for credit losses, net                                      (15)            (88)
        Deferred income taxes                                                --                (1)
        Net (gains) losses on sale of assets                                   49             (42)
        Changes in assets and liabilities:
          Increase in accrued interest receivable                             (81)           (159)
          Decrease in other assets                                            182              25
          Decrease in accrued interest payable                                 (2)           --
          Increase in other liabilities                                       267             111
                                                                         --------        --------

          Net cash provided by operating activities                           986             365
                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity         --             5,066
  Proceeds from maturities of investment securities available for sale      1,021           3,023
  Proceeds from sale of investment securities available-for-sale            2,950           2,032
  Purchases of held-to-maturity securities                                   --            (1,563)
  Purchases of available-for-sale securities                               (3,109)        (13,246)
  Net increase in loans                                                    (3,975)         (2,015)
  Purchase of premises and equipment                                          (23)            (80)
                                                                         --------        --------

          Net cash used in investing activities                            (3,136)         (6,783)
                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in demand, interest-bearing
    transaction, and savings deposits                                      (3,283)          2,461
  Increase in time deposits                                                 1,239           2,082
  Increase in securities repurchased                                        4,777            --
  Common stock repurchased and retired                                       --              --
  Proceeds from issuance of common stock                                     --              --
  Cash dividends paid                                                        (268)           (249)
                                                                         --------        --------

          Net cash provided by financing activities                         2,465           4,294
                                                                         --------        --------

          Net increase (decrease) in cash and
            cash equivalents                                                  315          (2,124)
          Cash and cash equivalents, beginning of period                    4,316          14,288
                                                                         --------        --------

          Cash and cash equivalents, end of period                       $  4,631        $ 12,164
                                                                         ========        ========

Supplementary cash flow information:
    Interest paid                                                        $  1,440        $  1,431
    Income taxes paid                                                    $     55        $    185
    Transfer from loans to other real estate owned                       $   --          $   --

All dollar amounts in thousands


Note 1 - Financial Information


         The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Annual Report to Shareholders and Form 10-K.


         Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE -2  Analysis of the Allowance for Credit Losses
(In Thousands)


                                                          March 31,    December 31,
                                                            2000          1999
                                                          -------------------------

BALANCE AT BEGINNING OF PERIOD                             $  1,248    $  1,349

CHARGE-OFFS:
 Real Estate:
    Construction and land development                             0           0
    Commercial                                                    0           0
    Residential                                                   0           4
 Commercial                                                      15         110
 Consumer installment                                             4         115
                                                           --------------------
                                                                 19         229
                                                           --------------------
RECOVERIES:
 Real Estate:
    Construction and land development                             0           0
    Commercial                                                    0           0
    Residential                                                   0           0
 Commercial                                                       1         103
 Consumer installment                                             3          25
                                                           --------------------
                                                                  4         128
                                                           --------------------

NET CHARGE-OFFS (RECOVERIES)                                     15         101

PROVISION FOR CREDIT LOSSES                                       0           0

                                                           --------------------
BALANCE AT END OF PERIOD                                   $  1,233    $  1,248
                                                           ====================

Average daily balance of loans                             $128,960    $116,597

Ratio of net charge-offs to average loans outstanding          0.01%       0.09%


Note 3 - Long Term Debt

         As of December 31, 1999, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at an interest rate of 5.07%. The advance was called on March 30, 2000 . The interest at March 31, 2000 on the repriced advance was 6.29%, and is adjustable quarterly. The Bank has pledged its wholly owned residential first mortgage loan portfolio under a blanket floating lien as collateral for this advance.




Note 4 - Computation of Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 31, 1998. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For purposes of comparability, the prior-period earnings per share data has been restated.


                                                   Three Months    Three Months
                                                       Ending         Ending
                                                   March 31, 2000 March 31, 1999
                                                   -----------------------------


Basic:
    Net Income (applicable to common stock)            $  477,000     $  415,000
    Average common shares outstanding                   1,913,904      1,913,516
    Basic net income per share                         $      .25     $      .22

Diluted:
     Net income (applicable to common stock)           $  477,000     $  415,000
     Average common shares outstanding                  1,913,904      1,913,516
     Dilutive effect of stock options                           0            228

                                                       ----------     ----------
     Average common shares outstanding                  1,913,904      1,913,744
     Diluted net income per share                      $      .25     $      .22



AVERAGE BALANCES, YIELDS AND RATES


                                                           YTD 3/31/00                                    YTD 3/31/99

                                               Average        Income/     Yield/              Average        Income/     Yield/
                                               Balance        Expense      Rate               Balance        Expense      Rate
ASSETS Interest Earning assets:
  Money market investments:
    Federal funds sold                           $ 751,165      $ 11,137     5.96%            $ 9,612,944     $ 114,089     4.81%
  Investment Securities:
    U.S. Treasury securities
     and obligations of U.S.
     government agencies                        38,953,913       601,838     6.21%             36,785,798       552,806     6.09%
    Obligations of States and
     political subdivisions                      9,041,933       154,272     6.86%              9,719,450       167,804     7.00%
    All other investment securities              1,578,962        27,942     7.12%              1,682,452        29,311     7.07%
    Federal Reserve Bank stock                     302,250         4,534     6.03%                302,250         4,534     6.08%

                                           ----------------------------------------       ----------------------------------------

      Total investment securities               49,877,058       788,586     6.36%             48,489,950       754,455     6.31%
  Loans - net of unearned income
    Commercial loans                            12,772,751       304,306     9.58%              9,844,620       225,210     9.28%
    Installment loans                            6,887,559       157,997     9.23%              6,135,617       144,298     9.54%
    Mortgage loans                             109,300,042     2,213,833     8.15%             95,835,591     1,933,737     8.18%

                                           ----------------------------------------       ----------------------------------------

      Total loans                              128,960,352     2,676,136     8.35%            111,815,828     2,303,245     8.35%

                                           ----------------------------------------       ----------------------------------------

TOTAL INTEREST EARNING ASSETS                  179,588,575    $3,475,859     7.78%            169,918,722    $3,171,789     7.57%
Cash and due from banks                          3,259,841                                      3,762,271
Other assets                                    10,100,437                                      9,684,405
Allowance for loan and lease losses             (1,234,565)                                    (1,302,045)

                                           ----------------------------------------       ----------------------------------------

TOTAL ASSETS                                  $191,714,288                                   $182,063,353

                                           ========================================       ========================================

LIABILITIES
Interest-bearing liabilities
    Other Borrowed Funds                       $ 5,361,270      $ 69,974     5.25%              5,000,000        70,750     5.74%
    Repurchase agreements                        3,572,883        52,019     5.86%                      -             -     0.00%
    Interest bearing checking                   20,921,485       131,868     2.54%             19,044,017       126,285     2.69%
    Money market deposit accounts               18,848,836       148,691     3.17%             19,360,385       153,095     3.21%
    Time, $100,000 or more                      13,828,172       180,074     5.24%             13,726,397       186,118     5.50%
    Other time deposits                         50,975,420       646,058     5.10%             49,839,353       653,460     5.32%
    IRA deposits                                15,563,055       195,085     5.04%             15,283,747       180,660     4.79%
    Savings deposits                            18,843,599       136,455     2.91%             17,703,085       130,967     3.00%

                                           ----------------------------------------       ----------------------------------------

TOTAL INTEREST BEARING LIABILITIES             147,914,720    $1,560,224     4.24%            139,956,984    $1,501,335     4.35%
Demand deposits                                 19,998,172                                     19,283,700
Other liabilities                                1,162,568                                        963,728

                                           ----------------------------------------       ----------------------------------------

      Total liabilities                        169,075,460                                    160,204,412
Stockholders' equity                            22,638,828                                     21,858,941

                                           ----------------------------------------       ----------------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $191,714,288                                   $182,063,353

                                           ========================================       ========================================

Net interest income & interest rate spread                    $1,915,635     3.54%                           $1,670,454     3.22%
Net interest income as a % of earning assets                                 4.17%                                          3.85%

                                           ========================================       ========================================

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion is designed to provide a better understanding of the financial position of Shore Bancshares, Inc., and should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements and Notes.

         Portions of this quarterly report on Form 10-Q contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) with respect to the adequacy of the allowance for loan losses, interest rate risk, realization of deferred taxes, and liquidity levels, which, by their nature, are subject to significant uncertainties which are described in further detail in Item 1 of the Company's 1999 Form 10-K, under the heading "Risk Factors." The Company believes that the expectations reflected in such forward-looking statements are reasonable. However, because these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.


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

                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company reported $477 thousand in net income for the three months ended March 31, 2000 or $.25 diluted earnings per share compared to the three months ended March 31, 1999 net income of $415 thousand or $.22 diluted earnings per share. A $246 thousand increase in net interest income is the result an increasing interest rate spread and significant loan growth in the fourth quarter of 1999 which continued in the first quarter of 2000. The effects of the increasing interest rate environment continue to impact net income. The Company experienced growth in total assets of $3.2 million or 1.66% and total loans of $4.0 million or 3.13% since December 31, 1999. Average earning assets continue to grow and reflect an increase of 5.69% as of March 31, 2000 compared to the prior year. The growth in earning assets improved net interest income and reflects a 32 basis point increase in net interest margin compared to the end of the first quarter of 1999.

                   NET INTEREST INCOME and NET INTEREST MARGIN

         Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits and borrowings. As a result of the balance sheet growth, primarily from loan growth, the Bank's net interest income, on a fully tax-equivalent basis, increased in the first three months of 2000 compared to the same period in 1999. Net interest income (on a tax equivalent basis) for March 31, 2000 increased $245 thousand or 14.68% compared to the three months ended March 31, 1999. The table titled "Average Balances, Yields and Rates" sets forth the major components of net interest income, on a tax equivalent basis, for March 31, 2000 and 1999.

         Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the three months ended March 31, 2000 and 1999 was 3.54%, and 3.22%, respectively. The rising interest rate environment improved yield on average earning assets 21 basis points as reflected in increased yield variable rate assets, such federal funds sold and commercial prime rate loans, and the reinvestment, at an higher rate, the proceeds from investment securities sold. The yield of average interest bearing liabilities decreased 11 basis points as the impact of lower rates in 1999 is reflected in time deposits. The impact was a 32 basis point increase in interest rate spread. The 3.54% interest rate spread as of March 31, 2000 is also an increase from the December 31, 1999 interest rate spread of 3.30%.

         The balance sheet mix has changed slightly since year end. As a result of an increasing interest rate environment, the Company experienced no calls of investment securities in 2000. Because of minimal deposit growth, the Company has used federal funds sold and relied on some federal funds borrowed and repurchase agreements to fund loan growth. The cost of borrowed funds is higher than core deposits. Loan rate increases late in 1999 and the first quarter of 2000 as well as loan growth of $13.1 million since September 30, 1999 at these improved rates, returned loan yield to 8.35%, (the same yield as March 31, 1999) compared to 8.29% as of September 30, 1999 and 8.33% as of December 31, 1999, and improved interest income (on a tax equivalent basis) $304 thousand or 9.59%. The average balances in each loan category have increased. Total average loans outstanding have grown $17.1 million since March 31, 1999. Volume increases have improved interest income when comparing the first quarters of 2000 and 1999. Prime rate increases in the third quarter of 1999 and first quarter of 2000 have had a positive impact on earnings by repricing approximately $17 million of floating rate loans tied to prime. The increasing interest rate environment may continue to improve the Bank's interest rate spread and interest income.

         Average interest bearing transaction accounts increased as a result of adding the benefit of paying interest on the existing club accounts. The addition of repurchase agreements, at the end of the second quarter of 1999, is the primary reason for the increase in interest expense. Repurchase agreements accounted for the $52 of the $58 thousand additional interest expense as of March 31, 2000 compared to the same period in 1999, despite an 11 basis point reduced yield on interest bearing liabilities and a reduced yield in each deposit category. The effects of lowering deposit rates during 1998 and 1999 have reflected a lower yield on deposits of 4.24% as of March 31, 2000 compared to 4.35% for the same period in the prior year.

         Net interest margin improved to 4.17% from 3.85% when comparing March 31, 2000 to March 31, 1999. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The first quarter 2000 net interest margin increase is the result of repricing as previously discussed.

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


                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

         As of March 31, 2000 and 1999, the Company recorded net charge offs of $15 thousand and $88 thousand, respectively, compared to net charge offs of $101 thousand for the year ended December 31, 1999. Internal loan review, in particular, is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the immaterial amount of net charge offs in 2000 and for the year ended December 31,1999.

         Gross charge offs as of March 31, 2000 amounted to $19 thousand, $92 thousand for the same period in 1999 and $229 thousand for the year ended 1999. Fifteen thousand of the charge off dollars recorded resulted from one commercial loan and the remaining $4 thousand were consumer installment loans. Efforts to collect charged off loans continue and of the $15 thousand charged off for commercial loans, the majority is expected to be recovered. Recoveries totaled $4 thousand in the first three months of 2000 and 1999 and $128 thousand for the year ended December 31, 1999.

         No provision for credit losses was charged to expense in 1999 nor to date in 2000. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses has remained relatively unchanged despite the increase in outstanding loan balances. The allowance for credit losses of $1.2 million as of March 31, 2000 and December 31, 1999 represents .94% and .98%, respectively, of gross loans. The decrease in percentage of allowance to outstanding, despite the increasing outstanding gross loans, is justified by low levels of classified loans. Past due loan levels have increased slightly from year end but consist primarily of loans secured by real estate. Analysis by loan review supports adequacy of the allowance. In management's opinion, the allowance for credit losses is adequate as of March 31, 2000.

         See Note 2 in the Notes to Financial Statements.

                         NONINTEREST INCOME AND EXPENSE

         As of March 31, 2000 noninterest income reflects $84 thousand decrease compared to March 31, 1999 primarily from a $49 thousand loss on the sale of available for sale investment securities. The proceeds from the sold securities were invested in higher yielding government agency securities. The rise in service fees reflects higher return check charges and volume.

         Noninterest expense as of March 31, 2000 increased $11 thousand or .85% compared to the same period last year. Salaries and benefits increased as a result of the addition of 3 full time equivalent employees compared to the first quarter of 1999. Also increased pay rates and insurance premiums are reflected when comparing March 31, 2000 to March 31, 1999. Premise and fixed asset expenses increased $29 thousand as of March 31, 2000 compared to the same period in 1999 primarily as a result of the timing of payments on service contracts.


                              INVESTMENT SECURITIES

         Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of stockholders' equity net of income taxes. Investment securities classified as held-to-maturity are those that management has both the positive intent and ability to hold to maturity, and are reported at amortized cost. The Company does not currently follow a strategy of making securities purchases with a view to near-term sales, and, therefore, does not own trading securities, nor are derivatives used as investments. The Company manages the investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities.

         Total investment securities amounted to $50.0 million and $50.9 million as of March 31, 2000 and December 31, 2000, respectively. The relatively stable level of investments in securities resulted primarily from limited maturities and calls and the investment of funds from deposit growth and federal funds sold to support loan growth. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.


                                 LOAN PORTFOLIO

         The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Total gross loans as of March 31, 2000 have grown approximately $4.0 million since December 31, 1999. Mortgage loans, primarily consumer mortgages, accounted for $2.8 million of the increase. Loan growth is attributed to new product development and growth in the local economy. In addition, an active officer calling program supported by increased marketing efforts are showing signs of success. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

         The Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of March 31, 2000.

         It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At March 31, 2000 and December 31, 1999, $783 thousand and $1.0 million, respectively, of non-accrual loans were secured by collateral with an estimated value of $1.3 million as of March 31, 2000 and December 31, 1999. At March 31, 2000 the Bank had $394 thousand in loans 90 days or more past due and still accruing interest and loans classified as impaired were $274 thousand. These loans are subject to on going management attention and their classifications are reviewed regularly. The Company had no "other real estate owned" at March 31, 2000.


                                    DEPOSITS

         Deposit liabilities as of March 31, 2000 decreased 1.3% compared to December 31, 1999. The majority of the decrease or $2.8 million is in state and political deposits. Interest bearing transaction accounts reflect approximately $782 thousand in Club checking accounts which were transferred from noninterest bearing demand deposits as a result of a product feature change. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.


                                 LONG TERM DEBT

         Long term debt consists of an advance from the Federal Home Loan Bank of Atlanta of $5,000,000. See Note 3 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

         Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated by the Consolidated Statements of Cash Flows, the primary sources of cash flow through the end of the first quarter of 2000 was the maturity of investment securities and deposit growth. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


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


         The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At March 31, 2000 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 200 basis point immediate change in interest rates the Bank's net interest income would decrease by $550 thousand if rates were to increase by that amount and net interest income would increase $504 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

         Total stockholders' equity increased $170 thousand to $22.8 million as of March 31, 2000 compared to $22.6 million as of December 31,1999. Earnings of $477 thousand added to shareholders' equity. Dividends paid reduced stockholders' equity $268 thousand as did the increase in unrealized loss in available for sale securities of $39 thousand which is included in accumulated other comprehensive income.

         One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at March 31, 2000 was 11.36% and at December 31, 1999 was 11.05%.

         Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at March 31, 2000 was 19.52% and at December 31, 1999 was 19.78%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

         In the first quarter of 1999 the Office of the Comptroller of the Currency approved two new branches for The Centreville National Bank of Maryland. One branch site is at the corner of Sharp Road and Route 404 in Denton, Maryland, Caroline County. The second location, at the corner of Route 18 / Piney Creek Road and Castle Marina Road in Chester, Maryland, is an additional Queen Anne's County site. Increased building cost have caused the reevaluation of construction timetables and the Board of Directors is currently reviewing the expansion plans. Branch completion dates are undecided. Upon completion of the branches, the opportunity cost of the funds invested in the branches, operating costs and depreciation expense would have an impact on earnings in the short term until the long term growth of the branch improves profitability.

                  Management knows of no other trend or event, which will have a material impact on capital.


                                  FUTURE TRENDS

         This is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

         The "Year 2000 Issue," which was applicable to most corporations, including banks, is a general term used to describe the problems that may result from the improper processing of dates and date-sensitive calculations for the Year 2000 date rollover. This issue resulted from the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000.

         The Company completed contingency plans to provide operating alternatives for continuation of services to the Company's customers for systems that did not process information reliably and accurately after December 31, 1999. Management has successfully managed the transition to the new century and considers problems unlikely. However, problems with noncompliant third party vendors could appear. Therefore Management continues to monitor all business processes to ensure they continue to operate properly.


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

(3.2) Bylaws of the Company as amended and restated are incorporated by reference from the Company's June 30, 1998 Form 10Q filed with the commission August 13, 1998.

(10.1) 1998 Employee Stock Purchase Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64317).

(10.2) 1998 Stock Option Plan is incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64319).

(13) 1999 Annual Report filed with the Commission on March 30, 2000 (Registration No.0-22345).

(21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997
         (Registration No. 0-22523)

(27) Financial Data Schedule for March 31, 2000 is filed electronically here within via EDGAR.

B.       Reports on Form 8-K
                  None

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Dated: May 11, 2000

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