Form 10-Q
period 2000-06-30
SHORE BANCSHARES INC
filed 2000-08-11
CIK 1035092

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

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

           As of August 8, 2000, there were 1,914,164 shares of Common
                    Stock $0.01 Par Value outstanding.
                  This is the only class of outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX



PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Consolidated Financial Statements

           Balance Sheets -June 30, 2000 and December 31, 1999

           Statements of Income -Three months and six months ended June 30, 2000 and 1999.

           Statements of Changes in Stockholders' Equity - Six months ended June 30, 2000 and 1999

           Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.

           Notes to Financial Statements

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


SIGNATURES
----------

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                              June 30,     December 31,
 Dollars in thousands                                           2000          1999
                                                             (Unaudited)
                                                              ----------   ------------
ASSETS
  Cash and due from banks                                    $   4,893    $   3,345
  Federal funds sold                                             5,097          971
  Securities:
      Held to Maturity, at amortized cost                       17,061       17,552
          (fair value of $16,669 and $17,221 respectively)
      Available for Sale                                        32,406       33,385
  Loans, less allowance for credit losses                      131,386      125,767
          ($1,283 and $1,248 respectively)
  Premises and fixed assets                                      4,013        3,465
  Investments in unconsolidated subsidiaries                     1,057        1,067
  Accrued interest receivable                                    1,609        1,463
  Goodwill                                                       1,696        1,770
  Other assets                                                   2,193        2,363
                                                             ---------    ---------
    TOTAL ASSETS                                             $ 201,411    $ 191,148
                                                             =========    =========

LIABILITIES
  Deposits:
    Non-interest bearing demand                              $  21,171    $  21,485
    Interest bearing transaction                                23,814       21,989
    Savings and money market                                    39,378       38,342
    Time, $100,000 or more                                      17,963       15,773
    Other time                                                  63,972       64,484
                                                             ---------    ---------

      Total deposits                                           166,298      162,073
                                                             ---------    ---------

  Securities sold under agreements to repurchase                   799          590
  Short-term borrowings                                          5,000         --
  Long-term borrowings                                           5,000        5,000
  Accrued interest payable                                         207          207
  Other liabilities                                                745          675
                                                             ---------    ---------

                                                                11,751        6,472
                                                             ---------    ---------

      Total liabilities                                        178,049      168,545
                                                             ---------    ---------


STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; authorized
    10,000,000 shares, issued and outstanding:
       6/30/00 1,914,132
     12/31/99 1,913,891                                             19           19
  Surplus                                                       10,078       10,074
  Retained earnings                                             13,883       13,117
  Accumulated other comprehensive income (loss)                   (618)        (607)
                                                             ---------    ---------

    Total stockholders' equity                                  23,362       22,603
                                                             ---------    ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 201,411    $ 191,148
                                                             =========    =========



See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                                              Three Months       Six Months           Three Months     Six Months
Dollars in thousands except per share data                  Ending            Ending                Ending          Ending
                                                           June 30,          June 30,              June 30,        June 30,
                                                             2000              2000                  1999            1999
                                                   --------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fee income on loans                        $ 2,924             $ 5,617               $ 2,401          $ 4,724
  Interest and dividends on securities
      Taxable securities                                      641               1,275                   610            1,197
      Tax-exempt securities                                   100                 202                   113              224
  Interest on federal funds sold                                8                  19                    98              212

                                                   --------------------------------------------------------------------------
    Total interest income                                   3,673               7,113                 3,222            6,357
                                                   --------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on certificates of deposit
      of $100,000 or more                                     241                 447                   204              415
  Interest on other deposits                                1,242               2,474                 1,252            2,471
  Interest on short term borrowings                            88                 146                     1                1
  Interest on long borrowings                                  85                 149                    71              142

                                                   --------------------------------------------------------------------------
    Total interest expense                                  1,656               3,216                 1,528            3,029
                                                   --------------------------------------------------------------------------

NET INTEREST INCOME                                         2,017               3,897                 1,694            3,328
Provision for credit losses                                    34                  34                     -                -

                                                   --------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                               1,983               3,863                 1,694            3,328
                                                   --------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                         226                 429                   210              400
  Gains (losses) on securities                                  -                 (49)                    -               42
  Other noninterest income                                     59                 119                    78              144

                                                   --------------------------------------------------------------------------
    Total noninterest income                                  285                 499                   288              586
                                                   --------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                              562               1,243                   547            1,203
  Expenses of premises and fixed assets                       104                 272                   145              284
  Other noninterest expense                                   389                 844                   336              834

                                                   --------------------------------------------------------------------------
    Total noninterest expense                               1,055               2,359                 1,028            2,321
                                                   --------------------------------------------------------------------------

INCOME BEFORE TAXES                                         1,213               2,003                   954            1,593
Applicable income taxes                                       389                 702                   302              526
                                                   --------------------------------------------------------------------------

NET INCOME                                                  $ 824             $ 1,301                 $ 652          $ 1,067
                                                   ==========================================================================

Basic Earnings Per Common Share                            $ 0.43              $ 0.68                $ 0.34           $ 0.58
Diluted Earnings Per Common Share                            0.43                0.68                  0.34             0.56
Dividends Declared Per Common Share                          0.14                0.28                  0.13             0.26





See Notes to the Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)


                                                                                                             Accumulated
                                                                                                               Other
                                                            Common                        Retained          Comprehensive
 Dollars in thousands                                        Stock        Surplus         Earnings          Income (Loss)    Total
                                                         -------------  -------------   ---------------  ------------------ --------


Balances at January 1, 2000                                      $ 19       $ 10,074          $ 13,117     $      (607)    $ 22,603

Comprehensive income:

    Net income                                                                                   1,301                        1,301

    Other comprehensive income,  net of tax:
        Unrealized loss on available for sale
         securities, net of reclassification adjustment                                                            (11)         (11)


                                                                                                                         -----------
     Total comprehensive income                                                                                               1,290
                                                                                                                         -----------


Issuance of common stock upon
     exercise of stock options                                                     4                                              4

Cash dividends declared ($.28 per
     common share)                                                                                (535)                        (535)
                                                         -------------  -------------   ---------------  --------------  -----------

Balances at June 30, 2000                                        $ 19       $ 10,078          $ 13,883          $ (618)    $ 23,362
                                                         =============  =============   ===============  ==============  ===========


                                                                                                           Accumulated
                                                                                                            Other
                                                              Common                        Retained       Comprehensive
                                                              Stock        Surplus          Earnings      Income (Loss)     Total
                                                         -------------  -------------   ---------------  ---------------- ---------

Balances at January 1, 1999                                      $ 19       $ 10,064          $ 11,866           $ (45)    $ 21,904

Comprehensive income:

    Net income                                                                                   1,067                        1,067

    Other comprehensive income,  net of tax:
        Unrealized loss on available for sale
         securities, net of reclassification adjustment                                                           (367)        (367)

                                                                                                                         -----------

     Total comprehensive income                                                                                                 700
                                                                                                                         -----------


Issuance of common stock upon
     exercise of stock options                                                     7                                              7

Cash dividends declared ($.26 per
     common share)                                                                                (498)                        (498)
                                                         -------------  -------------   ---------------  --------------  -----------

Balances at June 30, 1999                                        $ 19       $ 10,071          $ 12,435          $ (412)    $ 22,113
                                                         =============  =============   ===============  ==============  ===========





See Notes to Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
SHORE BANCSHARES, INC.
(UNAUDITED)
                                                                                           Six Months              Six Months
                                                                                              Ended                   Ended
                                                                                            June 30,                June 30,
                                                                                              2000                    1999
                                                                                     --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                     $ 1,301                 $ 1,067
    Adjustments to reconcile net income to
      net cash provided by operating activities:

        Depreciation and amortization                                                                216                     217
        Provision for credit losses, net                                                              35                    (113)
        Deferred income taxes                                                                         (1)                      7
        Net (gains) losses on sale of securities                                                      49                     (42)
        Changes in assets and liabilities:
          Increase in accrued interest receivable                                                   (146)                   (185)
          (Increase) decrease in other assets                                                        189                    (225)
          Decrease in accrued interest payable                                                         -                      (6)
          Increase in other liabilities                                                               70                      78
                                                                                     --------------------    --------------------

          Net cash provided by operating activities                                                1,713                     798
                                                                                     --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities held to maturity                                 484                   6,856
  Proceeds from maturities of investment securities available for sale                             1,073                   3,550
  Proceeds from sale of investment securities available for sale                                   2,950                   2,085
  Purchases of held to maturity securities                                                             -                  (1,565)
  Purchases of available for sale securities                                                      (3,109)                (15,743)
  Net increase in loans                                                                           (5,654)                 (4,649)
  Purchase of premises and equipment                                                                (686)                   (154)
                                                                                     --------------------    --------------------

          Net cash used in investing activities                                                   (4,942)                 (9,620)
                                                                                     --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in demand, interest-bearing
    transaction, and savings deposits                                                              2,547                   2,454
  Increase in time deposits                                                                        1,678                   4,135
  Increase in securities repurchased                                                                 209                   1,391
  Increase in short-term borrowings                                                                5,000                       -
  Proceeds from issuance of common stock                                                               4                       7
  Cash dividends paid                                                                               (535)                   (498)
                                                                                     --------------------    --------------------

          Net cash provided by financing activities                                                8,903                   7,489
                                                                                     --------------------    --------------------

          Net increase (decrease) in cash and
            cash equivalents                                                                       5,674                  (1,333)
          Cash and cash equivalents, beginning of period                                           4,316                  14,288
                                                                                     --------------------    --------------------

          Cash and cash equivalents, end of period                                               $ 9,990                $ 12,955
                                                                                     ====================    ====================

Supplementary cash flow information:
    Interest paid                                                                                $ 2,922                 $ 2,892
    Income taxes paid                                                                              $ 383                   $ 422
    Transfer from loans to other real estate owned                                                   $ -                     $ -

All dollar amounts in thousands


Note 1 - Financial Information


          The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Annual Report to Shareholders and Form 10-K.


          Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.


Note 2 -  Analysis of the Allowance for Credit Losses
(In Thousands)

                                                                                June 30,               December 31,
                                                                                  2000                     1999
                                                                               -------------------------------------

Balance at beginning of period                                                    $1,248                  $1,349

Charge-offs:
 Real Estate:
    Construction and land development                                                  0                       0
    Commercial                                                                         0                       0
    Residential                                                                        0                       4
 Commercial                                                                           15                     110
 Consumer installment                                                                 10                     115
                                                                               -------------------------------------
                                                                                      25                     229
                                                                               -------------------------------------

Recoveries:
 Real Estate:
    Construction and land development                                                  0                       0
    Commercial                                                                         0                       0
    Residential                                                                       10                       0
 Commercial                                                                            9                     103
 Consumer installment                                                                  7                      25
                                                                               -------------------------------------
                                                                                      26                     128
                                                                               -------------------------------------

Net charge-offs (recoveries)                                                          (1)                    101

Provision for credit losses                                                           34                       0
                                                                               -------------------------------------

Balance at end of period                                                          $1,283                  $1,248
                                                                               =====================================


Average daily balance of loans                                                  $131,247                $116,597

Ratio of net charge-offs to average loans outstanding                              0.00%                   0.09%



Note 3 - Long and Short-Term Borrowings

           As of December 31, 1999, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $5,000,000 at an interest rate of 5.07%. The advance was called on March 30, 2000. The interest at March 31, 2000 on the repriced advance was 6.29%, and is adjustable quarterly.

           On June 26, 2000, the Company borrowed $5,000,000 from the FHLB which matures June 26, 2001. The interest rate adjusts daily and the advance is repayable at anytime.

           The Bank has pledged its wholly owned residential first mortgage loan portfolio under a blanket floating lien as collateral for both advances.




Note 4 - Computation of Earnings Per Share

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




                                                        Three Months                   Six Months
                                                           Ending                        Ending
                                                       June 30, 2000                 June 30, 2000

                                                  --------------------------    ------------------------
Basic:
    Net Income (applicable to common stock)                $ 824,000                    $ 1,301,000
    Average common shares outstanding                      1,914,067                      1,913,986
    Basic net income per share                              $    .43                       $    .68

Diluted
      Net income (applicable to common stock)              $ 824,000                    $ 1,301,000
      Average common shares outstanding                    1,914,067                      1,913,986
      Dilutive effect of stock options                             0                              0

                                                  --------------------------    ------------------------
      Average common shares outstanding                    1,914,067                      1,913,986
      Diluted net income per share                          $    .43                       $    .68




                                                                 Three Months           Six Months
                                                                   Ending                 Ending
                                                                June 30, 1999          June 30, 1999
                                                          --------------------      ------------------
Basic:
    Net Income (applicable to common stock)                        $  652,000           $ 1,067,000
    Average common shares outstanding                               1,913,703             1,913,610
    Basic net income per share                                       $    .34              $    .58

Diluted
      Net income (applicable to common stock)                      $  652,000           $ 1,067,000
      Average common shares outstanding                             1,913,703             1,913,610
      Dilutive effect of stock options                                    127                   123

                                                          --------------------      ------------------
      Average common shares outstanding                             1,913,830             1,913,733
      Diluted net income per share                                   $    .34              $    .56



     AVERAGE BALANCES, YIELDS AND RATES

                                                              Six Months Ending                          Six Months Ending
                                                                June 30, 2000                              June 30, 1999

                                                         Average       Income/    Yield/          Average        Income/     Yield/
                                                         Balance       Expense    Rate            Balance        Expense      Rate
     ASSETS
     Interest Earning assets:
         Federal funds sold                             $ 555,800     $ 18,613     6.73%        $ 9,002,283     $ 212,007     4.75%
       Investment Securities:
         U.S. Treasury securities
          and obligations of U.S.
          government agencies                          38,926,410    1,207,807     6.24%         38,037,573     1,129,954     5.99%
         Obligations of States and
          political subdivisions                        8,960,367      305,817     6.86%          9,793,041       339,027     6.98%
         All other investment securities                1,608,188       58,268     7.29%          1,654,386        57,855     7.05%
         Federal Reserve Bank stock                       302,250        9,068     6.03%            302,250         9,067     6.05%
                                                   -------------------------------------      -------------------------------------

           Total investment securities                 49,797,215    1,580,960     6.38%         49,787,250     1,535,903     6.22%
       Loans - net of unearned income
         Commercial loans                              12,907,477      640,830     9.98%         10,464,963       480,003     9.25%
         Installment loans                              6,998,939      320,060     9.20%          6,227,092       292,235     9.46%
         Mortgage loans                               111,340,337    4,587,951     8.29%         96,522,721     3,896,270     8.14%
                                                   -------------------------------------      -------------------------------------
           Total loans                                131,246,753    5,548,841     8.50%        113,214,776     4,668,508     8.32%
                                                   -------------------------------------      -------------------------------------


     TOTAL INTEREST EARNING ASSETS                    181,599,768   $7,148,414     7.92%        172,004,309    $6,416,418     7.52%
     Cash and due from banks                            3,549,373                                 3,858,332
     Other assets                                      10,212,439                                 9,697,312
     Allowance for loan and lease losses               (1,234,209)                               (1,274,372)
                                                   -------------------------------------      -------------------------------------
     TOTAL ASSETS                                    $194,127,371                              $184,285,581
                                                   =====================================     ======================================


     LIABILITIES
     Interest-bearing liabilities
         Other Borrowed Funds                         $ 5,639,289    $ 165,123     5.89%          5,000,000       142,286     5.74%
         Repurchase agreements                          4,255,016      129,569     6.12%             88,686         1,074     2.44%
         Interest bearing checking                     21,393,641      265,384     2.49%         19,500,775       253,954     2.63%
         Money market deposit accounts                 18,398,539      290,013     3.17%         19,303,640       305,631     3.19%
         Time, $100,000 or more                        14,598,290      392,080     5.40%         13,670,474       366,194     5.40%
         Other time deposits                           50,742,122    1,298,419     5.15%         50,805,223     1,329,340     5.28%
         IRA deposits                                  15,628,793      401,872     5.17%         15,377,732       365,650     4.79%
         Savings deposits                              18,922,296      274,137     2.91%         17,908,362       264,821     2.98%
                                                   -------------------------------------      -------------------------------------
     TOTAL INTEREST BEARING LIABILITIES               149,577,986   $3,216,597     4.32%        141,654,892    $3,028,950     4.31%
     Demand deposits                                   20,576,383                                19,677,497
     Other liabilities                                  1,137,418                                   977,873
                                                   -------------------------------------      -------------------------------------
           Total liabilities                          171,291,787                               162,310,262
     Stockholders' equity                              22,835,584                                21,975,319
                                                   -------------------------------------      -------------------------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                          $194,127,371                              $184,285,581
                                                   =====================================     ======================================
     Net interest income & interest rate spread                     $3,931,817     3.60%                       $3,387,468     3.21%
     Net interest income as a % of earning assets                                  4.35%                                      3.96%
                                                   =====================================     ======================================

1. All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34%, exclusive of the alternative minimum tax rate and non deductible interest expense.
2. Loan fee income is included in interest income for each loan catagory and yields are stated to include all fees.
3. Balances of nonaccrual loans and related income have been included for computational purposes.


ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           The following discussion is designed to provide a better understanding of the financial position of Shore Bancshares, Inc., and should be read in conjunction with the December 31, 1999 audited consolidated financial statements and notes thereto.

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


                              RESULTS OF OPERATIONS
                                    OVERVIEW

           Net income increased 21.93% in the first six months of 2000 compared to the same six months in 1999. The Company reported $1.3 million in net income for the six months ended June 30, 2000 or $.68 diluted earnings per share compared to the six months ended June 30, 1999 net income of $1.1 million or $.56 diluted earnings per share. A $569 thousand increase in net interest income is the result of increasing interest rate spread and significant loan growth in the fourth quarter of 1999 and through the first six months of 2000. The effects of the increasing interest rate environment continue to have a positive impact on net interest income. The Company experienced growth in total assets of $10.3 million or 5.37% and total loans of $5.6 million or 4.45% since December 31, 1999. Loan growth was funded through deposit growth and borrowed funds. Average earning assets continue to grow and reflect an increase of 5.58% as of June 30, 2000 compared to the prior year. The growth in earning assets improved net interest income and reflects a 39 basis point increase in net interest margin compared to the end of the second quarter of 1999. The average balance of loans increased $18.0 million or 15.93% to 131.2 million as of June 30, 2000 compared to one year ago. Average demand deposits and interest bearing liabilities increased $8.8 million or 5.47% to $170.1 million as of June 30, 2000 compared to one year ago.

                   NET INTEREST INCOME and NET INTEREST MARGIN

           Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits and borrowings. As a result of the balance sheet growth, primarily from loan growth, the Bank's net interest income, on a fully tax-equivalent basis, increased $544 thousand or 16.07% in the first six months of 2000 compared to the same period in 1999. The table titled "Average Balances, Yields and Rates" sets forth the major components of net interest income, on a tax equivalent basis, for June 30, 2000 and 1999.

           Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the six months ended June 30, 2000 and 1999 was 3.60%, and 3.21%, respectively. The rising interest rate environment improved yield on average earning assets 40 basis points as reflected in increased yields on variable rate assets, such as federal funds sold and commercial prime rate loans, and the reinvestment, at a higher rate, of the proceeds from investment securities sold. Deposit rate increases were slower to impact the rate spread as noted by a yield on average interest bearing liabilities that remained unchanged. The overall impact was a 39 basis point increase in interest rate spread. The 3.60% interest rate spread as of June 30, 2000 is also an increase from the December 31, 1999 interest rate spread of 3.30%.


           The balance sheet mix has changed slightly since year end. As a result of an increasing interest rate environment, the Company experienced no calls of investment securities in 2000. Because deposits have grown at a more moderate rate as loans, the Company has reduced its federal funds sold and relied on federal funds borrowed, repurchase agreements and a Federal Home Loan Bank advance to fund loan growth. The cost of borrowed funds has been higher than that of core deposits. Loan rate increases late in 1999 and the first six months of 2000 as well as loan growth of $16.8 million since June 30, 1999 at these higher rates, improved loan yield to 8.50%, compared to 8.32% as of June 30, 1999 and 8.33% as of December 31, 1999, and improved total interest revenue (on a tax equivalent basis) $732 thousand or 11.41%. The average balances in each loan category have increased and total average loans outstanding have grown $18.0 million since June 30, 1999. Volume increases have improved interest income when comparing the first quarters of 2000 and 1999. Prime rate increases in the third quarter of 1999 and first six months of 2000 have had a positive impact on earnings by repricing approximately $17 million of floating rate loans tied to prime. The increasing interest rate environment may continue to improve the Bank's interest rate spread and interest income.


           Average interest bearing transaction accounts increased as a result of adding the benefit of paying interest on the existing club accounts. The addition of customer repurchase agreements, at the end of the second quarter of 1999 and the Company's use of repurchase agreements and borrowed funds account for the majority of the increase in interest expense. The increased use of repurchase agreements and borrowed funds in 2000 accounted for $151 thousand of the $187 thousand additional interest expense as of June 30, 2000 compared to the same period in 1999. However, an increase in yield on interest bearing liabilities was limited to 1 basis point as a result of reduced yield in most deposit categories.

           Net interest margin improved to 4.35% from 3.96% when comparing June 30, 2000 to June 30, 1999. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The net interest margin increase is the result of repricing as previously discussed.

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


                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

           As of June 30, 2000, the Company recorded net recoveries of $1 thousand and as of June 30, 1999 net charge offs of $113 thousand compared to net charge offs of $101 thousand for the year ended December 31, 1999. Internal loan review, in particular, is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the low amount of net charge offs in 2000 and for the year ended December 31,1999.

           Gross charge offs as of June 30, 2000 amounted to $25 thousand, $122 thousand for the same period in 1999 and $229 thousand for the year ended 1999. Fifteen thousand of the charge off dollars recorded resulted from one commercial loan and the remaining $10 thousand were consumer installment loans. Efforts to collect charged off loans continue to be successful. Recoveries totaled $26 thousand and $9 thousand, respectively, in the first six months of 2000 and 1999 and $128 thousand for the year ended December 31, 1999.

           A $34 thousand provision for credit losses was recorded for the six months ended June 30, 2000. No provision for credit losses was charged to expense in 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses of $1.3 million as of June 30, 2000 and December 31, 1999 represents .97% and .98%, respectively, of gross loans. The percentage of allowance to gross loans outstanding is essentially unchanged from year end despite the increasing outstanding gross loans and is justified by low levels of classified loans. Past due loan levels have decreased slightly from year end and consist primarily of loans secured by real estate. The loan portfolio consists of 84.4% loans secured by real estate, 10.1% commercial loans and 5.5% installment loans. Analysis by loan review supports adequacy of the allowance. In management's opinion, the allowance for credit losses is adequate as of June 30, 2000.

           See Note 2 in the Notes to Financial Statements.

                         NONINTEREST INCOME AND EXPENSE

           As of June 30, 2000, noninterest income reflects an $87 thousand decrease compared to June 30, 1999 primarily from a $49 thousand loss on the sale of available for sale investment securities compared to a $42 thousand gain as of June 30, 1999. The proceeds from the sold securities were invested in higher yielding government agency securities. The rise in service fees reflects higher return check charges and volume.

           Noninterest expense, excluding taxes and provision for loan losses as of June 30, 2000 increased $38 thousand or 1.64% compared to the same period last year. Salaries and benefits increased 3.32% compared to the six months of 1999 which reflects increased pay rates and insurance premiums. Premise and fixed asset expenses decreased $12 thousand as of June 30, 2000 compared to the same period in 1999 and was offset by a $10 thousand increase in other overhead expenses.


                              INVESTMENT SECURITIES

           Investment securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available for sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income, a separate component of stockholders' equity net of income taxes. Investment securities classified as held to maturity are those that management has both the positive intent and ability to hold to maturity, and are reported at amortized cost. The Company does not currently follow a strategy of making securities purchases with a view to near-term sales, and, therefore, does not own trading securities, nor are derivatives used as investments. The Company manages the investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities.

           Total investment securities amounted to $49.5 million and $50.9 million as of June 30, 2000 and December 31, 2000, respectively. The relatively stable level of investments in securities resulted primarily from limited maturities and calls and the investment of funds from deposit growth and federal funds sold to support loan growth. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.


                                 LOAN PORTFOLIO

           The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Total gross loans as of June 30, 2000 have grown approximately $5.6 million since December 31, 1999. Residential and commercial mortgage loans, accounted for approximately $4.9 million of the increase. Loan growth is attributed to new product development and growth in the local economy. In addition, an active officer calling program supported by increased marketing efforts are showing signs of success. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

           The Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of June 30, 2000.

           It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. At June 30, 2000 and December 31, 1999, $201 thousand and $1.0 million, respectively, of non-accrual loans were secured by collateral with an estimated value of $241 thousand and $1.3 million, respectively. At June 30, 2000, the Bank had $276 thousand in loans 90 days or more past due and still accruing interest and loans classified as impaired were $274 thousand. These loans are subject to on going management attention and their classifications are reviewed regularly. The Company had no "other real estate owned" at June 30, 2000.


                                    DEPOSITS

           Deposit liabilities as of June 30, 2000 increased 2.6% compared to December 31, 1999. The majority of the increase or $6.1 million is business deposits. Interest bearing transaction accounts reflect approximately $782 thousand in Club checking accounts which were transferred from noninterest bearing demand deposits as a result of a product feature change. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.


                              LONG-TERM BORROWINGS


           Long-term borrowings consists of an advance from the Federal Home Loan Bank of Atlanta of $5,000,000. See Note 3 in the Notes to Financial Statements.

                              LIQUIDITY MANAGEMENT

           Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated by the Consolidated Statements of Cash Flows, the primary sources of cash flow through the end of the second quarter of 2000 was the maturity of investment securities and deposit growth and proceeds from borrowed funds. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


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

           The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At June 30, 2000 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 200 basis point immediate change in interest rates the Bank's net interest income would decrease by $566 thousand if rates were to increase by that amount and net interest income would increase $507 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

           Total stockholders' equity increased $759 thousand to $23.4 million as of June 30, 2000 compared to $22.6 million as of December 31,1999. Earnings of $1.3 million added to shareholders' equity. Dividends paid reduced stockholders' equity $535 thousand as did the increase in unrealized loss in available for sale securities of $11 thousand which is included in accumulated other comprehensive income.

           One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at June 30, 2000 was 11.38% and at December 31, 1999 was 11.05%.

           Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at June 30, 2000 was 19.27% and at December 31, 1999 was 19.78%.
According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

           In the first quarter of 1999 the Office of the Comptroller of the Currency approved two new branches for The Centreville National Bank of Maryland. One branch site is at the corner of Sharp Road and Route 404 in Denton, Maryland, Caroline County. The second location, at the corner of Route 18 / Piney Creek Road and Castle Marina Road in Chester, Maryland, is an additional Queen Anne's County site. Increased building cost have caused the reevaluation of construction timetables and the Board of Directors has reviewed the expansion plans. Branch completion dates are estimated to be the first quarter of 2001. Upon completion of the branches, the opportunity cost of the funds invested in the branches, operating costs and depreciation expense is expected to have a negative impact on earnings in the short term until the long term growth of the branch improves profitability.

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

           The Company completed contingency plans to provide operating alternatives for continuation of services to the Company's customers for systems that did not process information reliably and accurately after December 31, 1999. Management has successfully managed the transition to the new century and considers problems unlikely. However, problems with noncompliant third party vendors could appear, but none are expected. Therefore Management continues to monitor all business processes to ensure they continue to operate properly.

                              RECENT DEVELOPMENTS

           On July 25, 2000, the Company entered into a Plan and Agreement to Merge with Talbot Bancshares, Inc., a Maryland corporation ("Talbot Bancshares"), which provides for Talbot Bancshares to merge with and into the Company (the "Merger") in a pooling-of-interests transaction. Upon completion of the Merger, the Company will be the surviving entity. The Merger is conditioned upon, among other things, the approvals of stockholders of the Company and of Talbot Bancshares and receipt of certain bank regulatory approvals.


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

           Item 1. Legal Proceedings
                     None

           Item 2. Changes in Securities and Use of Proceeds
                     None

           Item 3. Defaults Upon Senior Securities
                     None

           Item 4. Submission of Matters to a Vote of Security Holders

           The following matters were submitted to and approved by stockholders through the solicitation of proxies or otherwise, at the Annual Meeting of Stockholders held on April 18, 2000:

(a) The following persons were elected as Class I Directors of the Company until the 2003 Annual Meeting. The results were as follows:

                                                  AFFIRMATIVE      NEGATIVE
                                                     VOTES          VOTES
                                                     -----          -----


                      Thomas K. Helfenbein          1,478,971       6,154
                      Susanne K. Nuttle             1,478,451       6,674
                      William Maurice Sanger        1,475,215       9,910


(b)        Stegman and Company, P.A. were appointed to serve as the Company's independent auditors for the fiscal year ending December 31, 2000.

                        Affirmative Votes Cast:     1,464,659
                        Negative Votes Cast:            9,166
                        Abstained:                     12,436

           Item 5. Other Information
                     None

           Item 6. Exhibits and Reports on Form 8-K

A.         Exhibits Required by Item 601 of Regulation S-K are set forth below:

           (2.1) Plan and Agreement to Merge, dated July 25, 2000, by and between Shore Bancshares, Inc. and Talbot Bancshares, Inc. is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2000.

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

           (27)      Financial Data Schedule for June 30, 2000 is filed
                      electronically here within via EDGAR.

B.         Reports on Form 8-K
                     None

SIGNATURES

           Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Dated: August 8, 2000

                                            SHORE BANCSHARES, INC.



                                            /S/ DANIEL T. CANNON
                                            ------------------------
                                            DANIEL T. CANNON
                                            President



                                            /S/ CAROL I. BROWNAWELL
                                            ------------------------
                                            CAROL I. BROWNAWELL
                                            Treasurer