Form 10-Q
period 2000-09-30
SHORE BANCSHARES INC
filed 2000-11-13
CIK 1035092

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                       As of November 8, 2000, there were
                        1,914,237 shares of Common Stock
                          $0.01 Par Value outstanding.
                            This is the only class of
                              outstanding shares.

                             SHORE BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX



PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.    Consolidated Financial Statements

           Balance Sheets -September 30, 2000 and December 31, 1999

           Statements of Income -Three months and nine months ended September 30, 2000 and 1999.

           Statements of Changes in Stockholders' Equity - Nine months ended September 30, 2000 and 1999

           Statements of Cash Flows -- Nine months ended September 30, 2000 and 1999.

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


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SHORE BANCSHARES, INC.

                                                              September 30,   December 31,
Dollars in thousands                                              2000           1999
                                                              (Unaudited)
                                                             -----------------------------
ASSETS
  Cash and due from banks                                    $     8,023    $     3,345
  Federal funds sold                                               1,449            971
  Securities:
      Held to maturity, at amortized cost                         16,958         17,552
          (fair value of $16,718 and $17,221 respectively)
      Available for sale                                          32,081         33,385
  Loans, less allowance for credit losses of                     133,450        125,767
          $1,311 and $1,248 respectively
  Premises and fixed assets, net                                   3,958          3,465
  Investments in unconsolidated subsidiary                         1,057          1,067
  Accrued interest receivable                                      1,713          1,463
  Goodwill                                                         1,659          1,770
  Other assets                                                     2,212          2,363
                                                             -----------    -----------
   TOTAL ASSETS                                              $   202,560    $   191,148
                                                             ===========    ===========
LIABILITIES
  Deposits:
    Noninterest bearing demand                               $    21,564    $    21,485
    Interest bearing transaction                                  26,371         21,989
    Savings and money market                                      36,265         38,342
    Time, $100,000 or more                                        20,030         15,773
    Other time                                                    68,286         64,484
                                                             -----------    -----------
      Total deposits                                             172,516        162,073
                                                             -----------    -----------
  Securities sold under agreements to repurchase                     281            590
  Long-term borrowings                                             5,000          5,000
  Accrued interest payable                                           231            207
  Other liabilities                                                  711            675
                                                             -----------    -----------
                                                                   6,223          6,472
                                                             -----------    -----------
      Total liabilities                                          178,739        168,545
                                                             -----------    -----------

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01; authorized
          10,000,000 shares, issued and outstanding:
          9/30/00  1,914,164
          12/31/99 1,913,891                                          19             19
     Surplus                                                      10,078         10,074
     Retained earnings                                            14,209         13,117
     Accumulated other comprehensive income (loss)                  (485)          (607)
                                                             -----------    -----------
          Total stockholders' equity                              23,821         22,603
                                                             -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   202,560    $   191,148
                                                             ===========    ===========









See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF INCOME
SHORE BANCSHARES, INC.

(UNAUDITED)                              Three Months      Nine Months      Three Months     Nine Months
Dollars in thousands                        Ending           Ending            Ending           Ending
except per share data                    September 30,     September 30,     September 30,   September 30,
                                             2000             2000              1999             1999
                                         -----------------------------------------------------------------
INTEREST INCOME:
  Interest and fee income on loans        $  2,886         $  8,503          $  2,454         $  7,178
  Interest and dividends on securities:
      Taxable securities                       635            1,910               623            1,820
      Tax-exempt securities                     95              297               108              332
  Interest on federal funds sold                52               71               137              349

                                          ------------------------------------------------------------
    Total interest income                    3,668           10,781             3,322            9,679
                                          ------------------------------------------------------------

INTEREST EXPENSE:
  Interest on certificates of deposit
      of $100,000 or more                      283              730               201              616
  Interest on other deposits                 1,325            3,799             1,289            3,760
  Interest on short-term borrowings              8              154                 6                7
  Interest on long-term borrowings             152              301                67              209

                                          ------------------------------------------------------------
    Total interest expense                   1,768            4,984             1,563            4,592
                                          ------------------------------------------------------------

NET INTEREST INCOME                          1,900            5,797             1,759            5,087
Provision for credit losses                     41               75              --               --

                                          ------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                1,859            5,722             1,759            5,087
                                          ------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts          228              657               191              591
  Gains (losses) on securities                --                (49)                5               47
  Other noninterest income                      69              188                80              224

                                          ------------------------------------------------------------
    Total noninterest income                   297              796               276              862
                                          ------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits               650            1,893               629            1,832
  Expenses of premises and fixed assets        165              437               173              457
  Other noninterest expense                    372            1,216               426            1,260

                                          ------------------------------------------------------------
    Total noninterest expense                1,187            3,546             1,228            3,549
                                          ------------------------------------------------------------

INCOME BEFORE TAXES                            969            2,972               807            2,400
Applicable income taxes                        355            1,057               271              797
                                          ------------------------------------------------------------

NET INCOME                                $    614         $  1,915          $    536         $  1,603
                                          ============================================================

Basic Earnings Per Common Share           $   0.32         $   1.00          $   0.28         $   0.84
Diluted Earnings Per Common Share             0.32             1.00              0.28             0.84
Dividends Declared Per Common Share           0.15             0.43              0.13             0.39



See Notes to the Consolidated Financial Statements




CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SHORE BANCSHARES, INC.
(Unaudited)


                                                                                                 Accumulated
                                                                                                    Other
                                                            Common                  Retained    Comprehensive
Dollars in thousands                                        Stock      Surplus      Earnings    Income (Loss)     Total
                                                          ---------   --------    ----------- ---------------  ----------


Balances at January 1, 2000                               $     19    $ 10,074     $ 13,117      $   (607)      $ 22,603

Comprehensive income:

    Net income                                                                        1,915                        1,915

    Other comprehensive income,  net of tax:
        Unrealized gain on available for sale
         securities, net of reclassification adjustment                                               122            122


                                                                                                                --------
     Total comprehensive income                                                                                    2,037
                                                                                                                --------


Issuance of common stock upon
     exercise of stock options                                               4                                         4

Cash dividends declared ($.43 per
     common share)                                                                     (823)                        (823)
                                                          --------    --------    ---------      --------        --------

Balances at September 30, 2000                            $     19    $ 10,078     $ 14,209     $    (485)      $ 23,821
                                                          ========    ========    =========      ========        ========


                                                                                                 Accumulated
                                                                                                   Other
                                                          Common                    Retained    Comprehensive
                                                          Stock      Surplus        Earnings    Income (Loss)       Total
                                                        ---------   --------      ----------- ---------------  ------------


Balances at January 1, 1999                               $     19    $ 10,064     $ 11,866      $    (45)      $ 21,904

Comprehensive income:

    Net income                                                                        1,603                        1,603

    Other comprehensive income,  net of tax:
        Unrealized loss on available for sale
         securities, net of reclassification adjustment                                              (414)          (414)

                                                                                                                --------

     Total comprehensive income                                                                                    1,189
                                                                                                                --------


Issuance of common stock upon
     exercise of stock options                                              10                                        10

Cash dividends declared ($.39 per
     common share)                                                                     (746)                        (746)
                                                          --------    --------    ---------      --------       --------

Balances at September 30, 1999                            $     19    $ 10,074    $  12,723     $    (459)      $ 22,357
                                                          ========    ========    =========      ========       ========




See Notes to Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
SHORE BANCSHARES, INC.
(UNAUDITED)
                                                                     Nine Months        Nine Months
                                                                        Ended              Ended
                                                                      September 30,    September 30,
                                                                        2000               1999
                                                                    ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  1,915       $  1,603
    Adjustments to reconcile net income to
      net cash provided by operating activities:

        Depreciation and amortization                                         324            331
        Provision for credit losses, net                                       63           (146)
        Deferred income taxes                                                  (2)             6
        Net (gains) losses on sale of securities                               49            (47)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                 (250)          (255)
          (Increase) decrease in other assets                                  84           (212)
          Increase (decrease)  in accrued interest payable                     24             (9)
          Increase in other liabilities                                        36             16
                                                                         --------       --------

          Net cash provided by operating activities                         2,243          1,287
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities held to maturity          586          7,222
  Proceeds from maturities of investment securities available for sale      1,619          3,563
  Proceeds from sale of investment securities available for sale            2,950          3,588
  Purchases of held to maturity securities                                   --           (1,565)
  Purchases of available for sale securities                               (3,112)       (18,228)
  Net increase in loans                                                    (7,746)        (6,643)
  Purchase of premises and equipment                                         (699)          (369)
                                                                         --------       --------

          Net cash used in investing activities                            (6,402)       (12,432)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in demand, interest-bearing
    transaction, and savings deposits                                       2,384          5,580
  Increase in time deposits                                                 8,059          3,505
  Increase (decrease) in securities sold under agreement to repurchase       (309)           498
  Proceeds from issuance of common stock                                        4             10
  Cash dividends paid                                                        (823)          (746)
                                                                         --------       --------

          Net cash provided by financing activities                         9,315          8,847
                                                                         --------       --------

          Net increase (decrease) in cash and
            cash equivalents                                                5,156         (2,298)
          Cash and cash equivalents, beginning of period                    4,316         14,288
                                                                         --------       --------

          Cash and cash equivalents, end of period                       $  9,472       $ 11,990
                                                                         ========       ========

Supplementary cash flow information:
    Interest paid                                                        $  4,506       $  4,387
    Income taxes paid                                                    $    763       $    665
    Transfer from loans to other real estate owned                       $   --         $   --

All dollar amounts in thousands

Note 1 - Financial Information


           The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Annual Report to Shareholders and Form 10-K.


           Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.



NOTE -2  Analysis of the Allowance for Credit Losses
(In Thousands)

                                                         September 30,  December 31,
                                                              2000         1999
                                                          -------------------------

BALANCE AT BEGINNING OF PERIOD                             $  1,248    $  1,349

CHARGE-OFFS:
Real Estate:
     Construction and land development                            0           0
     Commercial                                                   0           0
     Residential                                                  0           4
Commercial                                                       18         110
Credit card and related plans                                     1           0
Consumer installment                                             26         115
                                                            --------------------
                                                                 45         229
                                                            --------------------
RECOVERIES:
Real Estate:
     Construction and land development                            0           0
     Commercial                                                   0           0
     Residential                                                 10           0
Commercial                                                       10         103
Consumer installment                                             13          25
                                                           --------------------
                                                                 33         128
                                                           --------------------
NET CHARGE-OFFS (RECOVERIES)                                     12         101

PROVISION FOR CREDIT LOSSES                                      75           0
                                                           --------------------
BALANCE AT END OF PERIOD                                   $  1,311    $  1,248
                                                           ====================
Average daily balance of loans                             $132,177    $116,597

Ratio of net charge-offs to average loans outstanding          0.00%       0.09%

Note 3 - Long-Term Borrowings

           As of December 31, 1999, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $5,000,000 at an interest rate of 5.07%. The advance was called on March 30, 2000. The interest on the repriced advance is adjustable quarterly.

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



                                                    Three Months         Nine Months
                                                       Ending               Ending
                                                 September 30, 2000   September 30, 2000

                                                 ---------------------------------------
Basic:
    Net Income (applicable to common stock)          $  614,000          $1,915,000
    Average common shares outstanding                 1,914,154           1,914,042
    Basic net income per share                       $      .32          $     1.00

Diluted
      Net income (applicable to common stock)        $  614,000          $1,915,000
      Average common shares outstanding               1,914,154           1,914,042
      Dilutive effect of stock options                        0                   0

                                                     ----------          ----------
      Average common shares outstanding               1,914,042           1,914,154
      Diluted net income per share                   $      .32          $     1.00



                                                     Three Months        Nine Months
                                                       Ending              Ending
                                                  September 30, 1999  September 30, 1999
                                                  --------------------------------------
Basic:
    Net Income (applicable to common stock)           $  536,000         $1,603,000
    Average common shares outstanding                  1,913,852          1,913,691
    Basic net income per share                        $      .28         $      .84

Diluted
      Net income (applicable to common stock)         $  536,000         $1,603,000
      Average common shares outstanding                1,913,852          1,913,691
      Dilutive effect of stock options                         0                  0

                                                      ----------         ----------
      Average common shares outstanding                1,913,852          1,913,691
      Diluted net income per share                    $      .28         $      .84



AVERAGE BALANCES, YIELDS AND RATES





                                                             Nine Months Ending                         Nine Months Ending
                                                            September 30, 2000                         September 30, 1999

                                               Average            Income/        Yield/        Average          Income/       Yield/
                                               Balance            Expense         Rate         Balance          Expense        Rate
ASSETS
Interest Earning assets:
     Federal funds sold                     $   1,368,316     $      70,651        6.90%   $   9,534,229    $     349,032      4.89%
Investment Securities:
     U.S. Treasury securities
     and obligations of U.S.
     government agencies                       38,886,523         1,809,993        6.22%      38,615,369        1,720,773      5.96%
     Obligations of States and
     political subdivisions                     8,791,367           449,520        6.83%       9,707,519          502,993      6.93%
     All other investment securities            1,624,267            86,308        7.10%       1,633,043           85,770      7.02%
     Federal Reserve Bank stock                   302,250            13,601        6.01%         302,250           13,601      6.02%
                                            -------------------------------------------     ---------------------------------------
     Total investment securities               49,604,407         2,359,422        6.35%      50,258,181        2,323,137      6.18%
Loans - net of unearned income
     Commercial loans                          13,240,959           982,351        9.91%      10,825,370          743,069      9.18%
     Installment loans                          7,136,298           490,946        9.19%       6,300,837          444,055      9.42%
     Mortgage loans                           111,799,415         6,946,087        8.30%      97,408,542        5,916,896      8.12%
                                            -------------------------------------------     ---------------------------------------
     Total loans                              132,176,672         8,419,384        8.51%     114,534,749        7,104,020      8.29%
                                            -------------------------------------------     ---------------------------------------
TOTAL INTEREST EARNING ASSETS                 183,149,395     $  10,849,457        7.91%     174,327,159    $   9,776,189      7.50%
Cash and due from banks                         3,711,221                                      3,992,844
Other assets                                   10,389,921                                      9,861,126
Allowance for loan and lease losses            (1,250,718)                                    (1,259,590)
                                            -------------------------------------------    ----------------------------------------
TOTAL ASSETS                                $ 195,999,819                                  $ 186,921,539
                                            ===========================================    ========================================
LIABILITIES
Interest-bearing liabilities
     Other Borrowed Funds                   $   6,703,378     $     317,851        6.33%       4,945,055          209,106      5.65%
     Repurchase agreements                      2,993,871           136,677        6.10%         321,617            7,113      2.96%
     Interest bearing checking                 21,437,336           397,335        2.48%      20,213,283          393,367      2.60%
     Money market deposit accounts             18,658,988           443,023        3.17%      19,568,854          466,595      3.19%
     Time, $100,000 or more                    15,339,657           641,622        5.59%      13,581,871          542,894      5.34%
     Other time deposits                       51,407,010         2,019,186        5.25%      51,436,216        2,010,737      5.23%
     IRA deposits                              15,629,861           615,648        5.26%      15,436,952          555,854      4.81%
     Savings deposits                          18,874,399           412,205        2.92%      18,359,876          407,320      2.97%
                                            -------------------------------------------     ---------------------------------------
TOTAL INTEREST BEARING LIABILITIES            151,044,500     $   4,983,547        4.41%     143,863,724    $   4,592,986      4.27%
Demand deposits                                20,700,969                                     20,002,122
Other liabilities                               1,139,316                                        998,547
                                            -------------------------------------------     ---------------------------------------
     Total liabilities                        172,884,785                                    164,864,393
Stockholders' equity                           23,115,034                                     22,057,146
                                            -------------------------------------------     ---------------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $ 195,999,819                                  $ 186,921,539
                                            ===========================================    ========================================
Net interest income & interest rate spread                    $   5,865,910        3.51%                    $   5,183,203      3.23%
Net interest income as a % of earning assets                                       4.28%                                       3.99%



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

           Portions of this quarterly report on Form 10-Q contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) with respect to the adequacy of the allowance for credit losses, interest rate risk, realization of deferred taxes, and liquidity levels, which, by their nature, are subject to significant uncertainties which are described in further detail in Item 1 of the Company's 1999 Form 10-K, under the heading "Risk Factors." The Company believes that the expectations reflected in such forward-looking statements are reasonable. However, because these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.


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


                              RESULTS OF OPERATIONS
                                    OVERVIEW

           Net income increased 19.46% as of September 30, 2000 compared to the same nine months in 1999. The Company reported $1.9 million in net income for the nine months ended September 30, 2000 or $1.00 diluted earnings per share compared to the nine months ended September 30, 1999 net income of $1.6 million or $.84 diluted earnings per share. A $710 thousand increase in net interest income is the result of increasing interest rate spread and significant loan growth in the fourth quarter of 1999 and through the first nine months of 2000. The effects of the increasing interest rate environment continue to have a positive impact on net interest income. The Company experienced growth in total assets of $11.4 million or 5.97% and total loans of $7.7 million or 6.10% since December 31, 1999. Loan growth was funded through deposit growth and borrowed funds. Average earning assets continue to grow and reflect an increase of 5.06% as of September 30, 2000 compared to the prior year. The growth in earning assets contributed to an improved net interest income and reflects a 29 basis point increase in net interest margin compared to the end of the third quarter of 1999. The average balance of loans increased $17.6 million or 10.12% to $132.2 million as of September 30, 2000 compared to one year ago. Average demand deposits and interest bearing liabilities increased $7.9 million or 4.81% to $171.7 million as of September 30, 2000 compared to one year ago.

                   NET INTEREST INCOME and NET INTEREST MARGIN

           Net interest income is the principal source of earnings for a banking company. It represents the difference between interest and fees earned on the loan and investment portfolios and the interest paid on deposits and borrowings. As a result of the balance sheet growth, primarily from loan growth, the Bank's net interest income, on a fully tax-equivalent basis, increased $683 thousand or 13.17% in the nine months ended September 30, 2000 compared to the same period in 1999. The table titled "Average Balances, Yields and Rates" sets forth the major components of net interest income, on a tax equivalent basis, for September 30, 2000 and 1999.

           Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the nine months ended September 30, 2000 and 1999 was 3.51%, and 3.23%, respectively. The rising interest rate environment improved yield on average earning assets 41 basis points as reflected in increased yields on variable rate assets, such as federal funds sold and commercial prime rate loans, and the reinvestment, at a higher rate, of the proceeds from investment securities sold in January 2000. Deposit rate increases were slower to impact the rate spread as noted by a yield on average interest bearing liabilities that remained unchanged as of June 30, 2000 compared to June 30, 1999. However, third quarter certificate of deposit promotions at premium rates and the use of borrowed funds increased the rate on average interest bearing liabilities to 4.41% as of September 30, 2000, a 14 basis point increase over the same period in 1999. The overall impact was a 28 basis point increase in interest rate spread. The 3.51% interest rate spread as of September 30, 2000 is also an increase from the December 31, 1999 interest rate spread of 3.30%.

           The balance sheet mix has changed slightly since year end. As a result of an increasing interest rate environment, the Company has experienced no calls of investment securities in 2000. Because deposits have grown at a more moderate rate than loans, the Company has reduced its federal funds sold and relied on federal funds borrowed, repurchase agreements and a Federal Home Loan Bank advance to fund loan growth. The cost of borrowed funds has been higher than the cost of core deposits. Loan rate increases late in 1999 and the first six months of 2000 as well as loan growth of $16.9 million since September 30, 1999 at these higher rates, improved loan yield to 8.51%, compared to 8.29% as of September 30, 1999 and 8.33% as of December 31, 1999, and improved total interest revenue (on a tax equivalent basis) $1.3 million or 18.52%. The average balances in each loan category have increased and total average loans outstanding have grown $17.6 million since September 30, 1999. Volume increases have improved interest income and prime rate increases in the third quarter of 1999 and first six months of 2000 have had a positive impact on earnings by repricing approximately $17 million of floating rate loans tied to prime. The interest rate environment has stabilized but the higher rates may continue to improve the Bank's interest rate spread and interest income.

           Average interest bearing transaction accounts increased as a result of adding the benefit of paying interest on the existing club accounts. Certificate of deposit specials for 15 and 23 months at premium rates and the Company's use of repurchase agreements and borrowed funds account for the majority of the increase in interest expense. The increased use of repurchase agreements and borrowed funds in 2000 accounted for $239 thousand of the $392 thousand additional interest expense as of September 30, 2000 compared to the same period in 1999. An increase in yield on interest bearing liabilities was limited to 14 basis points as a result of reduced yield in interest bearing checking, money market and savings deposit categories which offset the increased rate in certificates of deposit, borrowed funds, and repurchase agreements.

           Net interest margin improved to 4.28% from 3.99% when comparing September 30, 2000 to September 30, 1999. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the net yield on its earning assets. The net interest margin increase is the result of repricing as previously discussed.

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


                    PROVISION and ALLOWANCE FOR CREDIT LOSSES

           Through September 30, 2000, the Company recorded net charge offs of $12 thousand and through September 30, 1999, net charge offs of $114 thousand compared to net charge offs of $101 thousand for the year ended December 31, 1999. Internal loan review, in particular, is effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio. Improved overall credit quality and increased collection efforts have also contributed to the low amount of net charge offs.

           Gross charge offs for the nine months ended September 30, 2000 amounted to $45 thousand, $164 thousand for the same period in 1999 and $229 thousand for the year ended 1999. Fifteen thousand of the charge off dollars recorded resulted from one commercial loan and $27 thousand were consumer installment loans. Efforts to collect charged off loans continue to be successful. Recoveries totaled $33 thousand and $18 thousand, respectively, in the nine months of 2000 and 1999 and $128 thousand for the year ended December 31, 1999.

           A $41 thousand provision for credit losses was recorded in the third quarter of 2000 increasing the total provision for the 2000 to $75 thousand. No provision for credit losses was charged to expense in 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio and its known and inherent risks, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience and the amount of non-performing loans. The allowance for credit losses of $1.3 million as of September 30, 2000 and December 31, 1999 represents .97% and .98%, respectively, of gross loans. The percentage of allowance to gross loans outstanding is essentially unchanged from year end despite the increasing outstanding gross loans and is justified by low levels of classified loans. Past due loan levels (loans past due 30 days or more) have increased slightly as of December 31, 2000 from 1.03% of gross loans outstanding to 1.23% as of September 30, 2000. Past due loans consist primarily of loans secured by real estate. The loan portfolio consists of 56.2% loans secured by residential mortgage, 28.2% secured by commercial real estate, 9.0% commercial loans and 6.6% installment loans. Analysis by loan review supports adequacy of the allowance. In management's opinion, the allowance for credit losses is adequate as of September 30, 2000.

           See Note 2 in the Notes to Financial Statements.

                         NONINTEREST INCOME AND EXPENSE

           As of September 30, 2000, noninterest income reflects a $66 thousand decrease compared to September 30, 1999 primarily from a $49 thousand loss on the sale of available for sale investment securities compared to a $47 thousand gain as of September 30, 1999. The proceeds from the sold securities were invested in higher yielding government agency securities. The rise in service fees reflects higher return check charges and volume as well as the reinstatement of Super Now fees which were waived in 1998 and 1999.

           Noninterest expense, excluding taxes and provision for loan losses as of September 30, 2000 decreased $3 thousand compared to the same period last year. Salaries and benefits increased 3.33% compared to the same nine months of 1999 and reflects increased pay rates and insurance premiums. Premise and fixed asset expenses decreased $20 thousand as of September 30, 2000 compared to the same period in 1999 and was offset by a $36 thousand increase in other overhead expenses.


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

           Total investment securities amounted to $49.0 million and $50.9 million as of September 30, 2000 and December 31, 1999, respectively. The relatively stable level of investments in securities resulted primarily from limited maturities and calls and the investment of funds from deposit growth and federal funds sold to support loan growth. Excluding the U.S. Government and U.S. Government sponsored agencies, the Company had no concentrations of investment securities from any single issuers that exceeded 10% of stockholders' equity.


                                 LOAN PORTFOLIO

           The Bank is actively engaged in originating loans to customers in Queen Anne's, Caroline, Kent and Talbot Counties. The Company has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Total gross loans as of September 30, 2000 have grown approximately $7.7 million since December 31, 1999. Residential and commercial mortgage loans, accounted for approximately $5.6 million of the increase. Loan growth is attributed to new product development and growth in the local economy. In addition, an active officer calling program supported by increased marketing efforts are showing signs of success. The Company had no loan concentrations exceeding 10% of total loans which are not otherwise disclosed.

           The Company policy is to make the majority of its loan commitments in the market area it serves. The Company attempts to reduce risk through its management's familiarity with the credit histories of loan applicants and in-depth knowledge of the risk to which a given credit is subject. Lending in a limited market area does subject the Company to economic conditions of that market area. The Company had no foreign loans in its portfolio as of September 30, 2000.

           It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management . A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. The following table summarizes past due and non-performing assets of the Company.


                                September 30,   December 31,
                                    2000            1999
                                -------------   ------------
Non-accrual loans                  $ 190          $ 1,047
Loans past due 90 days or more
     And still accruing interest     204              187
Other real estate owned              --                63
                                   -----          -------
     Total non-performing assets   $ 394          $ 1,297
                                   =====          =======




                                    DEPOSITS

           Deposit liabilities as of September 30, 2000 increased 6.44% compared to December 31, 1999. The increases were noted in business escrow deposits and consumer deposits. Interest bearing transaction accounts reflect approximately $1.3 million in Club checking accounts which were transferred from noninterest bearing demand deposits as a result of a product feature change. Time deposits increased $8.1 million primarily as a result of third quarter certificate of deposit promotions at premium rates. The Company continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. The Company has no foreign banking offices.

                              LONG-TERM BORROWINGS

           Long-term borrowings consists of an advance from the Federal Home Loan Bank of Atlanta of $5,000,000. See Note 3 in the Notes to Financial Statements.


                              LIQUIDITY MANAGEMENT

           Liquidity describes the ability of Shore Bancshares, Inc. and its subsidiary, The Centreville National Bank of Maryland to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. As indicated by the Consolidated Statements of Cash Flows, the primary sources of cash flow through the end of the third quarter of 2000 was the maturity of investment securities and deposit growth and proceeds from borrowed funds. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing deposits and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.


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

           The Bank uses earnings simulation modeling to measure the effect specific rate changes would have on one year of net interest income. Key assumptions include calls and maturities of investment securities, depositors' rate sensitivity, maturity dates of fixed rate loans and investment securities and repricing date of variable rate loans. As with any method of gauging risk, there are inherent shortcomings and actual results may deviate significantly from assumptions used in the model. Actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and management strategies. At September 30, 2000 the Bank's estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes. Based on an assumed 200 basis point immediate change in interest rates the Bank's net interest income would decrease by $235 thousand if rates were to increase by that amount and net interest income would increase $260 thousand if rates would decline a similar amount.

                         CAPITAL RESOURCES AND ADEQUACY

           Total stockholders' equity increased $1.2 million to $23.8 million as of September 30, 2000 compared to $22.6 million as of December 31,1999. Earnings of $1.9 million added to shareholders' equity. Dividends paid reduced stockholders' equity $823 thousand offset by the decrease in unrealized loss in available for sale securities of $122 thousand which is included in accumulated other comprehensive income.

           One measure of capital adequacy is the leverage capital ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage capital ratio at the Company level at September 30, 2000 was 11.38% and at December 31, 1999 was 11.05%.

           Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Company's ratio at September 30, 2000 was 19.34% and at December 31, 1999 was 19.78%. According to FDIC capital guidelines, the Company is considered to be "Well Capitalized."

           In the first quarter of 1999 the Office of the Comptroller of the Currency approved two new branches for The Centreville National Bank of Maryland. One branch site is at the corner of Sharp Road and Route 404 in Denton, Maryland, Caroline County. The second location, at the corner of Route 18 / Piney Creek Road and Castle Marina Road in Chester, Maryland, is an additional Queen Anne's County site. Increased building cost caused the reevaluation of construction timetables and the Board of Directors has reviewed the expansion plans. Branch completion dates are estimated to be the first quarter of 2001. Upon completion of the branches, the opportunity cost of the funds invested in the branches, operating costs and depreciation expense is expected to have a negative impact on earnings in the short term until the long term growth of the branch improves profitability.

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


                               RECENT DEVELOPMENTS

           On July 25,2000 the Company entered into a Plan and Agreement to Merge with Talbot Bancshares, Inc., a Maryland corporation ("Talbot Bancshares"), which provides for Talbot Bancshares to merge with and into the Company (the "Merger") in a pooling-of-interests transaction. Upon completion of the Merger, the Company will be the surviving entity. The Merger is conditioned upon, among other things, the approvals of stockholders of the Company and of Talbot Bancshares and receipt of certain bank regulatory approvals. A shareholder meeting is scheduled for November 21, 2000. Approval has been obtained from the Securities and Exchange Commission and the Federal Reserve.


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

           Item 4. Submission of Matters to a Vote of Security Holders
                     None

           Item 5. Other Information
                     None

           Item 6. Exhibits and Reports on Form 8-K

A.         Exhibits Required by Item 601 of Regulation S-K are set forth below:

     (2.1) Plan and Agreement to Merge, dated July 25, 2000, by and between Shore Bancshares Inc., and Talbot Bancshares, Inc. is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2000.

     (3)       Charter and Bylaws

     (3.1) Articles of Amendment and Restatement of the Company are incorporated by reference from the Company's June 30, 1998 Form 10-Q, filed with the Commission on August 13, 1998.

     (3.2) Bylaws of the Company as amended and restated on April 20, 1999 and amended on July 25, 2000, are incorporated by reference from the Company's Registration Statement on Form S-4 filed with the Commission September 29, 2000 (Registration No. 333-46890).

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

     (13) 1999 Annual Report filed with the Commission on March 30, 2000 (Registration No.0- 22345).

     (21) List of Subsidiaries is incorporated by reference from the Company's Form 10, filed with the Commission on April 3, 1997, and Form 10/A, filed with the Commission on May 30, 1997 (Registration No. 0-22523)

     (27) Financial Data Schedule for September 30, 2000 is filed electronically here within via EDGAR.

B.         Reports on Form 8-K

               On July 31, 2000, a Current Report on Form 8-K was filed pursuant to Items 5 and 7 announcing that Shore Bancshares, Inc. entered into a Plan and Agreement to Merge (the "Merger Agreement") with Talbot Bancshares, Inc, dated July 25, 2000, under which Talbot Bancshares, Inc. will merge with and into Shore Bancshares, Inc.

SIGNATURES

           Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Dated: November 8, 2000

                                                    SHORE BANCSHARES, INC.




                                                    /S/ DANIEL T. CANNON
                                                    --------------------
                                                    DANIEL T. CANNON
                                                    President




                                                    /S/ CAROL I. BROWNAWELL
                                                    -----------------------
                                                    CAROL I. BROWNAWELL, CPA
                                                    Treasurer