Form 10-K
period 2000-12-31
SHORE BANCSHARES INC
filed 2001-04-02
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2000


                                     0-22345
                       -----------------------------------
                               Commission File No.


                             SHORE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


               MARYLAND                                    52-1974638
--------------------------------------                  ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

18 EAST DOVER STREET, EASTON, MARYLAND                         21601
---------------------------------------                 ---------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (410) 822-1400
       -------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


           Securities Registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities Registered pursuant to Section 12(g) of the Act:
                           Common Stock Par Value $.01

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
               Exchange Act of 1934 during the preceding 12 months
         (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
                 requirements for the past 90 days      Yes X . No .

      Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's
            knowledge, in definitive proxy or information statements
               incorporated by reference in Part III of this Form
                   10-K or any amendment to this Form 10-K. X


        The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of March 23, 2001
                                 was $76,263,844

        The number of shares outstanding of the registrant's common stock, as of March 23, 2001 was 5,324,380.

                       Documents Incorporated by Reference

   Portions of the Shore Bancshares, Inc. definitive Proxy Statement for its 2001 Annual Stockholders' Meeting, as filed with the Securities and Exchange Commission on March 27, 2001 are incorporated by reference into Part III of this report. Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II of this report. Except for parts of the Shore Bancshares, Inc. Annual Report expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.


                                 FORM 10-K INDEX


                                                                       Page(s)
                                     Part I
Item 1.    Business                                                           3
Item 2.    Properties                                                        12
Item 3.    Legal Proceedings                                                 12
Item 4.    Submission of Matters to a Vote of Security Holders               13

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                               13
Item 6.    Selected Financial Data                                           13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk        13
Item 8.    Financial Statements and Supplementary Data                       13
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              13

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                14
Item 11.   Executive Compensation                                            14
Item 12.   Security Ownership of Certain Beneficial Owners and Management    14
Item 13.   Certain Relationships and Related Transactions

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  14

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, became a registered bank holding company on July 1, 1996 under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of banking through its two subsidiaries, The Centreville National Bank of Maryland ("Centreville National Bank") and The Talbot Bank of Easton, Maryland ("Talbot Bank"), collectively referred to as the "Banks". Centreville National Bank commenced operations in 1876 and is a national banking organization. Talbot Bank commenced operations in 1885 and is a commercial bank chartered under the laws of the State of Maryland. The Banks operate ten full service branches and fourteen Automated Teller Machines ("ATM's"), providing a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent, Queen Anne's, Caroline, Talbot and Dorchester counties in Maryland. Deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

On November 30, 2000, the Company completed its merger with Talbot Bancshares, Inc. ("Talbot"), whereby Talbot was merged into the Company in a tax-free exchange of stock accounted for as a pooling of interests. Shareholders of Talbot received 2.85 newly issued shares of the Company common stock, or a total of 3,407,098 shares, for all 1,195,534 outstanding shares of Talbot and cash in lieu of each fractional share at the rate of $14.65 per share.

The Company currently has 5,324,380 shares of common stock, par value $0.01 per share ("shares") held by 1,463 holders of record March 1, 2001.

The Company's and Talbot Bank's main office is located in Talbot County, Maryland, at 18 East Dover Street, Easton, Maryland 21601. Centreville National Bank's main office is located at 109 North Commerce Street, Centreville, Maryland 21617. As of December 31, 2000 the Company had assets of approximately $553 million, net loans of approximately $378 million, and deposits of approximately $464 million. Stockholders' equity at December 31, 2000 was approximately $65 million.

BANKING PRODUCTS AND SERVICES

The Banks are independent community banks providing service to businesses and individuals in their respective market areas. Services offered are essentially the same as those offered by larger regional institutions that compete with the Banks. Services provided to businesses include commercial checking, savings, certificate of deposit and overnight investment sweep accounts. The Banks offer all forms of commercial lending including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition development, construction loans and letters of credit. Merchant credit card clearing services are available as well as direct deposit of payroll, PC and internet banking and telephone banking services.

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24 hour telephone banking, PC and internet banking, and 24-hour automatic teller machine services. The Banks also offer nondeposit products such as mutual funds and annuities, and discount brokerage services to their customers. Additionally, the Banks have Saturday hours and extended hours on certain evenings during the week as an added customer convenience.

LENDING ACTIVITIES

The Company originates secured and unsecured loans for business purposes. It is typical for commercial loans to be secured by real estate, accounts receivable, inventory equipment or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore, carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon "as completed" appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 75%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may be fixed or variable rate. Permanent financing for individuals offered by the Company includes fixed and variable rate loans with three-year or five-year balloons, and one, three or five year Adjustable Rate Mortgages. Third party lenders often provide permanent financing for borrowers seeking longer term fixed rate loans.

The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 75% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Company originates fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent on the borrower's continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Underwriting standards recommend loan to value ratios of 75% based on appraisals performed by approved appraisers of the Company. Title insurance protecting the Company's lien priority as well as fire, and casualty insurance is required.

Commercial real estate loans are primarily those secured by office condominiums, retail buildings, warehouses and general purpose business space. Low loan to value ratio standards as well as the thorough financial analysis performed and the Company's knowledge of the local economy in which it lends can reduce the risk associated with these loans.

A variety of consumer loans are offered to customers including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant's creditworthiness is performed before granting credit and on going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

BANKING SERVICE CORPORATION

Centreville National Bank, the Company's subsidiary, owns one-third of the outstanding common stock of The Delmarva Bank Data Processing Center, Inc. ("Delmarva"). Delmarva is a Maryland corporation located in Easton, Maryland, which provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia. Delmarva provides these services to Centreville National Bank and Talbot Bank.

COMPETITIVE CONDITIONS

The Company is subject to substantial competition in all aspects of its business. Recent changes in federal banking laws have resulted in an even greater degree of competition in the banking industry. The Company competes with larger regional banks and other locally owned banks within its market area. The regional banks have resources substantially greater than the Company which can often give them a competitive advantage. The Company competes for loans and deposits against these institutions, as well as credit unions, savings institutions, brokerage firms, insurance companies and mortgage companies.

The Company engages in traditional marketing activities such as advertising in local newspapers, trade journals and other publications, and radio advertising to attract new customers. In addition, personal contact by officers, directors and employees, their involvement on boards of nonprofit organizations and other community organizations, as well as their participation in community events often results in new business. The Banks also rely on referrals from satisfied customers.

The following table sets forth deposit data for Kent, Queen Anne's, Caroline, Talbot and Dorchester Counties as of June 30, 2000, the most recent date for which comparative information is available.

                                                                       % of
Kent County                                     Deposits               Total
--------------------------------------------------------------------------------
                                              (in thousands)
Peoples Bank of Kent County, Maryland              $106,559           32.53%
The Chestertown Bank of Maryland                     98,384           30.03
Chesapeake Bank and Trust Co.                        46,801           14.29
Farmers Bank of Maryland                             30,450            9.30
SunTrust Bank                                        25,706            7.85
THE CENTREVILLE NATIONAL BANK OF MARYLAND            19,646            6.00
                                                   --------          ------
           Total                                   $327,546          100.00%
                                                   ========          =======

SOURCE:  FDIC DATABOOK
                                                                        % of
Queen Anne's County                             Deposits               Total
--------------------------------------------------------------------------------
                                              (in thousands)
The Queenstown Bank of  Maryland                   $156,595           37.72%
THE CENTREVILLE NATIONAL BANK OF MARYLAND           129,349           31.15
The Chestertown Bank of Maryland                     37,240            8.97
Bank of America, National Association                37,128            8.94
Allfirst Bank                                        25,380            6.11
Farmers Bank                                         15,197            3.66
The Annapolis National Bank                          14,313            3.45
                                                   --------          -------
       Total                                       $415,202          100.00%
                                                   ========          =======

SOURCE:  FDIC DATABOOK
                                                                        % of
Caroline County                                 Deposits               Total
--------------------------------------------------------------------------------
                                              (in thousands)
Peoples Bank of Maryland                            $78,978           30.26%
Provident State Bank of Preston, Maryland            71,803           27.51
Allfirst Bank                                        34,226           13.11
Farmers Bank of Maryland                             25,925            9.93
THE CENTREVILLE NATIONAL BANK OF MARYLAND            17,325            6.64
Bank of America, National Association                15,770            6.04
Atlantic Bank                                        13,897            5.32
Easton Bank & Trust                                   3,097            1.19
                                                   --------          -------
       Total                                       $261,021          100.00%
                                                   ========          =======

SOURCE:  FDIC DATABOOK
                                                                        % of
Talbot County                                   Deposits               Total
--------------------------------------------------------------------------------
                                              (in thousands)
THE TALBOT BANK OF EASTON, MARYLAND                $258,146           41.32%
St. Michaels Bank                                   113,057           18.10
Bank of America, National Association                76,298           12.21
SunTrust Bank                                        58,449            9.36
Easton Bank & Trust                                  52,085            8.34
Allfirst Bank                                        28,956            4.63
Farmers Bank                                         26,840            4.30
First Mariner Bank                                   10,523            1.68
The Queenstown Bank of Maryland                         396             .06
                                                   --------          -------
       Total                                       $624,750          100.00%
                                                   ========          =======

SOURCE:  FDIC DATABOOK

                                                                        % of
Dorchester County                               Deposits               Total
--------------------------------------------------------------------------------
                                              (in thousands)
The National Bank of Cambridge                     $136,344           33.99%
Bank of the Eastern Shore                            98,549           24.57
Hebron Savings Bank                                  35,690            8.90
Bank of America, National Association                32,472            8.10
Allfirst Bank                                        28,146            7.02
Atlantic Bank                                        27,292            6.80
SunTrust Bank                                        19,204            4.79
Provident State Bank of Preston, Maryland            16,987            4.24
THE TALBOT BANK OF EASTON, MARYLAND                   6,386            1.59
                                                   --------          ------
       Total                                       $401,070          100.00%
                                                   ========          ======

SOURCE:  FDIC DATABOOK

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to the Company and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Company and Banks.

GENERAL

The Company is a bank holding company, registered with the Federal Reserve under the BHC Act and as such is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board (the "FRB").

Talbot Bank is a state chartered bank in Maryland and is a member of the FDIC. Talbot Bank is subject to the regulation, supervision, and reporting requirements of the FDIC, as well as the Maryland Commissioner of Financial Regulation. Centreville National Bank is a federally chartered national bank and member of the FDIC. Centreville National Bank is subject to the regulation, supervision, and reporting requirements of the Office of the Comptroller of the Currency ("OCC"). The Banks are also subject to numerous state and federal statutes and regulations that affect the business of banking.

REGULATION OF BANK HOLDING COMPANIES

Under the BHC Act, the Company generally may not directly or indirectly acquire the ownership or control of five percent or more of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB. The BHC Act also restricts the types of businesses and activities in which a bank holding company and its subsidiaries may engage. Activities are generally limited to those which the FRB finds to be closely related to, or incidental to, the business of banking.

Pursuant to the Gramm-Leach-Bliley Act, the Company has elected to become a "financial holding company" and, as such, may engage in activities that are in addition to the business of banking. A financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. The Gramm-Leach-Bliley Act is described in more detail below.

Subsidiary banks of bank holding companies are subject to certain statutory limits of the transfer of funds to the holding company or any of its nonbank subsidiaries, whether in the form of loans or other extensions of credit, investments in their securities and on the use of their securities as collateral for loans to any borrower. Such transfers of a subsidiary bank to a holding company or one of its nonbanking subsidiaries is limited in amount, and such loans and extensions of credit are required to be collateralized in specified amounts.

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary banks and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

FEDERAL BANKING REGULATION

Federal Banking regulators, such as the OCC and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agency believes are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Banks are subject to certain restriction on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Banks and not involve more than the normal risk of repayment. Other laws tie the maximum amount which may be loaned to any one customer and its related interests to capital levels.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Banks, believes that it meets substantially all standards which have been adopted. FDICIA also imposes new capital standards on insured depository institutions. See "Capital Requirements."

DEPOSIT INSURANCE

As FDIC member institutions, the Banks deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $25.2 million of the Centreville National Bank's deposits are assessed at SAIF rates. The SAIF assessment rates are determined quarterly and the SAIF is also administered by the FDIC. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the"1996 Act"), included provisions that, among other things, recapitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines there are two basic measures: a risk-based measure and a leverage measure.

The risk-based capital guidelines are established to make regulatory capital requirements more sensitive to risk profiles of banks and bank holding companies and to account for off balance sheet exposure. Assets and off balance sheet items are assigned to broad risk categories, each with appropriate weights.

A banking organization's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, retained earnings, minority interest in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. "Tier 2", or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations, and less required deductions. "Total Capital" is the sum of Tier 1 and Tier 2 capital. The Tier 1 component must comprise at least 50% of qualifying total capital. Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a minimum Tier 1 capital to risk weighted assets ratio of 4 percent. Institutions which meet or exceed a Tier 1 ratio of 6 percent, a total capital ratio of 10 percent and a Tier 1 leverage ratio of 5 percent are considered well capitalized by regulatory standards.

Before establishing new branch offices, the Banks must meet certain minimum capital stock and surplus requirements and obtain regulatory approval.

At December 31, 2000 both Banks had the necessary capital levels to be considered "well capitalized."


FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; and
(v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on institutions with lower levels of capital.

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well -capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% of greater, a Tier 1 risk based capital ratio of 6% of greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% of greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of cash dividends, or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

INTERSTATE BANKING LEGISLATION

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out of state bank holding companies are eliminated effective September 29, 1995. The law also permitted interstate branching by banks effective June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995.


GRAMM-LEACH-BLILEY ACT

In November, 1999 the Gramm-Leach-Bliley Act ("GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

Maryland law generally permits Maryland State chartered banks, including Talbot Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations, including Centreville National Bank, to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, the GLBA has the effect of broadening the permitted activities of both banks.


EFFECTS OF MONETARY POLICY

The Company and its bank subsidiaries are effected by the ongoing and changing monetary policies set forth by regulatory authorities including the FRB. Through its powers the FRB can influence the supply of bank credit and affect the level of economic activity. Changes in the discount rate and reserve requirements are among the instruments used to influence the market. These influences can impact the overall growth and distribution of bank loans, investments, and deposits, and can also, affect the rates charged on loans and paid for deposits.

The monetary policies of the FRB have in the past and will continue to affect the operating results of all financial institutions including the Company and its subsidiaries.


FEDERAL SECURITIES LAW

The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


EMPLOYEES
At March 23, 2001 the Company had no employees and the Banks had 146 full-time employees and 19 part-time employees.

SEASONALITY
Management of the Company does not believe that the deposits or business of the Company are seasonal in nature. Deposits may vary depending on local and national economic conditions, however, not enough to have a material impact on the Company's planning or policy making.

RISK FACTORS

REGULATORY RISKS. The banking industry is subject to many laws and regulations. Regulations protect depositors, not stockholders. Regulators such as the Maryland Division of Financial Regulation, Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System regulate the Company and the Banks. Regulations and laws increase the Company's operating expenses, affect the Company's earnings, and put the Company at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

EXPOSURE TO LOCAL ECONOMIC CONDITIONS. Most of the loans made by the Banks are made to Maryland borrowers. A decline in local economic conditions would affect the Company's earnings.

CREDIT RISKS AND INADEQUACY OF LOAN LOSS RESERVE. When borrowers default and do not repay the loans made to them by the Banks, the Company loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. In these cases, the Banks will cancel, or "write off," the defaulted loan or loans. A "write off" reduces the Company's assets and affects the Company's earnings. The Company anticipates losses by reserving what it believes to be an adequate cushion so that it does not have to take a large loss at any one time. However, actual loan losses cannot be predicted, and the Company's loan loss reserve may not be sufficient.

INTEREST RATE RISK. The Company's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Company earns less. Because interest rates are established by competition, the Company cannot completely control its net interest income.

RISKS ASSOCIATED WITH REAL ESTATE LENDING. The Banks make many real estate secured loans. Real estate loans are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. The Company may lose money if the borrower does not pay a real estate loan. If real estate values decrease, then the Company may lose more money when borrowers default.

NO ASSURANCE OF GROWTH. The Company's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Company's branch and office locations, avoidance of credit losses, and hiring and training of personnel. Many of these factors are beyond the Company's control.

COMPETITION. Other banks and non-banks, including savings and loan associations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Company. Some of the Company's competitors offer services and products that the Company does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Law changes now permit interstate banks which may increase competition. Increased competition may decrease the Company's earnings.

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

RISK OF CLAIMS. Customers may sue the Company for losses due to the Company's alleged breach of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the Company's failure to comply with applicable laws and regulations, or many other reasons. Also, employees of the Company conduct all of the Company's business. The employees may knowingly or unknowingly violate laws and regulations. Company management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate the Company from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Company's profitability and hurt its financial condition.

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


STATISTICAL INFORMATION

The following statistical information required under the SEC's Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below. The information should be read in conjunction with the related Consolidated Financial Statements and Notes thereto for the year ended December 31, 2000.


                          MATURITIES OF LOAN PORTFOLIO
                                December 31, 2000
                                 (In Thousands)

                                                                        Maturing
                                                      Maturing         After one         Maturing
                                                      Within          But Within       After Five
                                                      One Year        Five Years         Years                Total

Real Estate Construction
      and land development                            $  9,188            $9,399        $   -              $ 18,587
Commercial, financial and agricultural                  31,190            19,873            3,579            54,642
Mortgage                                                49,624           148,522           92,990           291,136
Consumer                                                 5,684            11,327            1,130            18,141
                                                      --------           -------         --------          --------
     Total                                             $95,686          $189,121          $97,699          $382,506
                                                       =======          ========          =======          ========


        CLASSIFIED BY SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Fixed-Interest Rate Loans                              $64,546          $172,547          $43,657          $280,750
Adjustable-Interest Rate Loans                          31,140            16,574           54,042           101,756
                                                       -------           -------         --------         ---------
Total                                                  $95,686          $189,121          $97,699          $382,506
                                                       =======          ========          =======          ========


                  ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                                 (In Thousands)
                                                                                     December 31,
                                                              2000          1999         1998         1997         1996
                                                         --------------------------------------------------------------
Commercial Financial and Agricultural                       $1,694        $1,437         $947       $1,074       $1,385
Real Estate-Construction                                       126           108          148          138          112
Real Estate-Mortgage                                         1,807         1,991        1,628        1,508        1,109
Consumer                                                       412           438          296          350          250
Unallocated                                                    160            17          912          871        1,375
                                                          --------     ---------     --------     --------      -------
                                                            $4,199        $3,991       $3,931       $3,942       $4,231
                                                            ======        ======       ======       ======       ======

Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 2000, as follows:


DISCLOSURE REQUIRED BY GUIDE 3                            REFERENCE TO 2000 ANNUAL REPORT
------------------------------                            -------------------------------

(I)    Distribution of Assets, Liabilities and            Average Balances; Yields and Rates (page 4)
       Stockholders' Equity; Interest Rates and           Rate/Volume Analysis (page 5)
       Interest Differential                              Non-performing Assets (page 8)

(II)   Investment Portfolio                               Weighted Average Maturities and
                                                          Weighted Average
                                                          Yields (page 11) Notes
                                                          to Financial
                                                          Statements, Note 4 -
                                                          Investment in Debt
                                                          Securities - (pages 25
                                                          and 26)

(III)  Loan Portfolio                                     Year End Loan Composition (page 11)
                                                          Non-performing Assets (page 8)

(IV)   Summary of Loan Loss Experience                    Provision and Allowance for Credit Losses (pages 6,7 and 8)

(V)    Deposits                                           Deposits (page 12)

(VI)   Return on Equity and Assets                        Return on Equity and Assets (page 17)

(VII)  Short Term Borrowings                              Short Term Borrowings (page 13) Notes to Financial Statements,
                                                          Note 9 -Short Term Borrowings (page 29) Notes to Financial
                                                          Statements, Note 16 - Line of Credit (page 34)

Item 2.    PROPERTIES

The Company owns no real property. Talbot Bank owns real property at the location of its main office at 18 East Dover Street, Easton, Maryland, and at two of its four branch locations at 210 Marlboro Road, Easton, Maryland 21601 ("Tred Avon Square Branch"), 8275 Elliott Road, Easton, Maryland 21601 ("Elliott Road Branch") and 21 E. Dover Street, Easton, Maryland 21601 where certain administrative offices of the bank are located. Two additional banking offices are leased under operating leases. The Saint Michaels Branch is located at 1013
S. Talbot Street, St. Michaels, Maryland 21663 and the Cambridge Branch is located at 2745 Dorchester Square, Cambridge, Maryland 21613. The St. Michaels Branch operating lease expires in July 2006 and calls for annual rental payments from $38,850 to $42,000 over the term of the lease. The Cambridge Branch lease expires in July 2001 and calls for annual rental payments of $42,360. The bookkeeping department of the Talbot Bank is located at 118 N. Dover Street. This space is leased under an operating lease expiring in January 2004 for an annual rent of $47,500.

Centreville National Bank owns real property at the location of its main office at 109 North Commerce Street, Centreville, Maryland 21617, and at its five branch locations at 2609 Centreville Road, Centreville Maryland 21617("Route 213 South Branch Office"), at 408 Thompson Creek Road, Stevensville, Maryland 21666 ("Stevensville Branch Office"), at 21913 Shore Highway, Hillsboro, Maryland 21641 ("Hillsboro Branch Office"), at 305 East High Street, Chestertown, Maryland 21620("Kent Office"), and at 850 S. 5th Avenue, Denton, Maryland 21629 ("Denton Office").


Item 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings other than the ordinary routine litigation incidental to the business to which the Company, the Bank, or its subsidiaries is a party or to which any of their properties is subject. There are also no material proceedings known to management to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five (5) percent of the Company's shares, or any associate of any such Director, officer or security holder is a party.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company called a Special Meeting of Stockholders' on November 21, 2000 for the purpose of approving the Plan and Agreement to Merge dated July 25, 2000, between Shore Bancshares, Inc. and Talbot Bancshares, Inc. and the merger of Talbot Bancshares, Inc. into the Company.

The agreement and merger were approved by the Company's stockholders by a vote of 1,441,067 in favor, 17,099 against, and 1,045 abstain/broker non-votes. The agreement and merger was approved by the stockholders of Talbot Bancshares, Inc. by a vote of 937,307 in favor, 3,505 against, and 1,648 abstaining/broker non-votes.

The approval of the merger agreement and the merger included approval of certain amendments to the Company's charter and bylaws and the election of persons to serve as directors of the Company after the merger.


                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 2000 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Stock Prices and Dividends," page 16, and "Notes to Financial Statements - Regulatory Capital Requirements" on pages 33 and 34. The Company has issued and outstanding 5,324,380 shares of common stock, par value $0.01 per share held by 1,463 holders of record March 1, 2001.

Item 6.    SELECTED FINANCIAL DATA

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 2000, page 17.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 2000 under "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 3 through 16. Reference is also made to the information provided under the heading "Statistical Information" in Part I, Item I, incorporated by reference herein.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Market Risk of the Company's financial instruments see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk and Interest Rate Sensitivity" on pages 13 through 15 of the Annual Report to Stockholders for the year ended December 31, 2000. The Company's principal market risk exposure is to interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 2000 under "Consolidated Financial Statements and Independent Auditors' Report" on pages 18 through 37.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A listing of Directors of the Registrant is incorporated by reference from Definitive Proxy Statement to Stockholders for the 2001 Annual Meeting under "Election of Directors," pages 1 through 5.

A listing of Executive Officers of the Registrant is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2001 Annual Meeting under "Executive Officers, " page 13.

A description of compliance with reporting requirements under Section 16(a) of the Securities and Exchange Act is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2001 Annual Meeting under "Section 16(a) Beneficial Ownership Reporting Compliance," page 12.

Item 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2001 Annual Meeting under "Executive Compensation," " Benefit Plans" and "Executive Compensation Committee Report," pages 6 through 11, under "Performance Graph," page 14, and the Director compensation discussion on page 5.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2001 Annual Meeting under "Beneficial Ownership of Common Stock," pages 5 and 6.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2001 Annual Meeting under "Election of Directors" pages 1 through 5.


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1),(2)  FINANCIAL STATEMENTS

           Consolidated Balance Sheets at December 31, 2000 and 1999

           Consolidated Statements of Income -- Years Ended December 31, 2000, 1999, and 1998

           Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows -- Years Ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements as of December 31, 2000, 1999 and 1998

           Report of Independent Auditors

       (3) Exhibits Required to be Filed by Item 601 of Regulation S-K

                   2.1 Plan and Agreement to Merge, dated July 25, 2000, by and between Shore Bancshares, Inc. and Talbot Bancshares, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31, 2000).

                   2.2 Amendment to Plan and Agreement to Merge, dated November 30, 2000, by and between Shore Bancshares, Inc. and Talbot Bancshares, Inc. (incorporated by reference to Exhibit 2.2 on Form 8-K filed by Shore Bancshares, Inc. on December 14, 2000).

                   3.1 Shore Bancshares, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed by Shore Bancshares, Inc. on December 14, 2000).

                   3.2 Shore Bancshares, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 on Form 8-K filed by Shore Bancshares, Inc. on December 14,
                           2000).

                   10.1 Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31, 2000).

                   10.2 Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31, 2000).

                   13 2000 Annual Report of Shore Bancshares, Inc., filed herewith.

                   21 Subsidiaries of Shore Bancshares, Inc., filed herewith.

                   23      Consent of Stegman & Company, filed herewith.

                   99.1 1998 Employee Stock Purchase Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed with the Commission on September 25, 1998 Registration No. 333-64317).

                   99.2 1998 Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64319)).

                   99.3 Talbot Bancshares, Inc. Employee Stock Option Plan, filed herewith.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on December 14, 2000, as amended on Form 8-K/A on February 9, 2001, pursuant to Item 1 (Change in Control of Registrant), Item 2 (Acquisition or Disposition of Assets), and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

(c)      Exhibits required by Item 601 of Regulation S-K

         See the Exhibits described in Item 14 (a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

                                           Shore Bancshares, Inc.

Date:    March 29, 2001                    By:  /S/W. MOORHEAD VERMILYE
                                               ------------------------------
                                               W. Moorhead Vermilye, President
                                               and CEO


Date:    March 29, 2001                    By:  /S/SUSAN E. LEAVERTON
                                               ---------------------------------
                                               Susan E. Leaverton, Treasurer
                                               (Principal Accounting and
                                                Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Herbert L. Andrew, III                  Director              March 29, 2001
-------------------------
Herbert L. Andrew, III

/s/ Lloyd L. Beatty, Jr.                   Director              March 29, 2001
------------------------
Lloyd L. Beatty, Jr.

/s/Paul M. Bowman                          Director              March 29, 2001
-----------------
Paul M. Bowman

/s/David C. Bryan                          Director              March 29, 2001
-----------------
David C. Bryan

/s/ Daniel T. Cannon                       Director              March 29, 2001
--------------------
Daniel T. Cannon

/s/B. Vance Carmean                        Director              March 29, 2001
-------------------
B. Vance Carmean

                                           Director              March 29, 2001
------------------
Ronald N. Fox

/s/Richard C. Granville                    Director              March 29, 2001
-----------------------
Richard C. Granville

/s/Neil R. LeCompte                        Director              March 29, 2001
-------------------
Neil R. Le Compte

/s/David L. Pyles                          Director              March 29, 2001
-----------------
David L. Pyles

/s/W. Moorhead Vermilye                    Director              March 29, 2001
-----------------------
W. Moorhead Vermilye