Form 10-Q
period 2001-03-31
SHORE BANCSHARES INC
filed 2001-05-15
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         _______________________________

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                     0-22345
                                    ---------

                             SHORE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                     52-1974638
-------------------------------                   -------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

18 East Dover Street, Easton, Maryland                    21601
----------------------------------------          -------------------
(Address of Principal Executive Offices)               (Zip Code)

                                   (410) 822-1400
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X . No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        As of April 30, 2001, registrant had outstanding 5,327,282 shares of common stock.

                                      INDEX




         Part I.


         Item 1.  Financial Statements                                                           Page

              Condensed Consolidated Balance Sheets -
                  March 31, 2001 (unaudited) and December 31, 2000                                  3

              Condensed Consolidated Statements of Income -
                  For the three months ended March 31, 2001 and 2000 (unaudited)                    4

              Condensed Consolidated Statements of Changes in Stockholders' Equity -
                  For the three months ended March 31, 2001 and 2000 (unaudited)                    5

              Condensed Consolidated Statements of Cash Flows -
                  For the three months ended March 31, 2001 and 2000 (unaudited)                    6

              Notes to Condensed Consolidated Financial Statements (unaudited)                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8-12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       12

         Part II.

         Item 6.  Exhibits and Reports on Form 8-K                                                 12



Part I

Item 1.  Financial Statements

                                                  SHORE BANCSHARES, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Dollars in Thousands)

                                                                                        March 31,       December 31,
ASSETS:                                                                                    2001             2000
                                                                                       ----------       ------------
                                                                                       (unaudited)

Cash and due from banks                                                                  $ 16,790       $ 20,039
Interest bearing deposits with other banks                                                  8,948              -
Federal funds sold                                                                         34,460         19,676
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $15,341,
   $22,576, respectively)                                                                  15,156         22,566
   Available for sale, at fair value                                                       92,400         95,034
Loans, less allowance for credit losses ($4,217,
   $4,199, respectively)                                                                  372,689        378,307
Bank premise and equipment, net                                                             7,289          7,039
Accrued interest receivable on loans and investment securities                              4,363          4,334
Investment in unconsolidated subsidiary                                                     1,090          1,082
Goodwill                                                                                    1,585          1,622
Deferred income taxes                                                                         678          1,184
Other real estate owned                                                                       110             14
Other assets                                                                                2,738          2,200
                                                                                         --------       --------
   TOTAL ASSETS                                                                          $558,296       $553,097

LIABILITIES:

Deposits:
   Non-interest bearing demand                                                           $ 54,806       $ 55,931
   NOW and Super NOW                                                                       86,409         89,489
   Certificates of deposit $100,000 or more                                                80,857         78,273
   Other time and savings                                                                 243,486        240,792
                                                                                         --------       -------
       Total Deposits                                                                     465,558       $464,485

Short term borrowings                                                                      17,950         16,252
Long term debt                                                                              5,000          5,000
Other liabilities                                                                           2,912          2,336
                                                                                         --------       --------

   TOTAL LIABILITIES                                                                      491,420        488,073
                                                                                         --------       --------
STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 35,000,000 shares;
   issued and outstanding:
     March 31, 2001          5,327,212
     December 31, 2000       5,324,157                                                        53             53
Surplus                                                                                   22,968         22,924
Retained earnings                                                                         43,603         42,601
Accumulated other comprehensive income (loss)                                                252           (554)
                                                                                        --------       --------

   TOTAL STOCKHOLDERS' EQUITY                                                             66,876         65,024
                                                                                        --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $558,296       $553,097
                                                                                        ========       ========


See accompanying notes to Condensed Consolidated Financial Statements.


                                                       SHORE BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                        (Dollars in thousands, except per share amounts)


                                                                                        For the three Months Ended March 31,
                                                                                                2001              2000
                                                                                        -------------------- ---------------
INTEREST INCOME
 Loans, including fees                                                                        $ 8,063               $ 7,370
 Interest and dividends on investment securities
   Taxable                                                                                      1,549                 1,707
   Tax-exempt                                                                                     115                   130
 Other interest income                                                                            414                   128
                                                                                              -------               -------
     Total interest income                                                                     10,141                 9,335
                                                                                              -------               -------
INTEREST EXPENSE
   Certificates of deposit, $100,000 or more                                                    1,150                   908
   Other deposits                                                                               3,274                 2,945
   Other interest                                                                                 261                   300
                                                                                              -------               -------

     Total interest expense                                                                     4,685                 4,153
                                                                                              -------               -------

NET INTEREST INCOME                                                                             5,456                 5,182
PROVISION FOR CREDIT LOSSES                                                                        57                    58
                                                                                              -------               -------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES                                                                                  5,399                 5,124
                                                                                              -------               -------

NONINTEREST INCOME
 Service charges on deposit accounts                                                              460                   421
 Loss on sale of securities                                                                        (1)                  (49)
 Other noninterest income                                                                         146                   112
                                                                                              -------               -------

     Total noninterest income                                                                     605                   484
                                                                                              -------               -------

NONINTEREST EXPENSE
 Salaries and employee benefits                                                                 1,745                 1,675
 Expenses of premises and fixed assets                                                            354                   373
 Other noninterest expense                                                                      1,089                   939
                                                                                              -------               -------

 Total noninterest expense                                                                      3,188                 2,987
                                                                                              -------               -------

INCOME BEFORE TAXES ON INCOME                                                                   2,816                 2,620

Federal and State income taxes                                                                  1,015                   952
                                                                                              -------               -------

NET INCOME                                                                                    $ 1,801               $ 1,668
                                                                                              -------               -------

 Diluted earnings per common share                                                             $ .34                 $ .31
 Basic earnings per common share                                                               $ .34                 $ .31


See accompanying notes to Condensed Consolidated Financial Statements.


                                                       SHORE BANCSHARES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                       (Dollars in thousands)





                                                                                                 Accumulated
                                                                                                    other          Total
                                                     Common                        Retained     Comprehensive   Stockholders'
                                                     Stock           Surplus       Earnings      Income (loss)      Equity
                                                     -----           -------       --------      ------------      ------

Balances, January 1, 2001                           $    53         $ 22,924       $ 42,601       $  (554)         $65,024

Comprehensive income:
     Net income                                           -                -          1,801             -            1,801

     Other comprehensive income, net of tax:
     Unrealized gain on available for sale
       securities                                         -                -              -           806              806
                                                                                                                   -------
       Total comprehensive income                                                                                    2,607
                                                                                                                   -------

Shares issued                                             -               44              -             -               44

Cash dividends paid $0.15 per share                       -                -           (799)            -             (799)
                                                    -------         --------       --------       -------          -------

     Balances, March 31, 2001                       $    53         $ 22,968       $ 43,603       $   252          $66,876
                                                    =======         ========       ========       =======          =======


Balances, January 1, 2000                           $    53         $ 22,776       $ 37,430       $(1,774)         $58,485

Comprehensive income:
Net income                                                -                -          1,668             -            1,668

Other comprehensive income, net of tax:
     Unrealized  (loss) on available for sale
       securities                                         -                -              -          (303)            (303)
                                                                                                                   -------

       Total comprehensive income                                                                                    1,365
                                                                                                                   -------

Shares issued                                             -               36              -             -               36

Cash dividends paid $0.12 per share                       -                -           (627)            -             (627)
                                                    -------         --------       --------       -------          -------
  Balances, March 31, 2000                          $    53         $ 22,812       $ 38,471       $(2,077)         $59,259
                                                    =======         ========       ========       =======          =======





See accompanying Notes to Condensed Consolidated Financial Statements.



                                                       SHORE BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)


                                                                                       For the Three Months Ended March 31,
                                                                                             2001                2000
                                                                                        ------------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $   1,801               $   1,668
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            221                     245
     Discount accretion on debt securities                                                    (88)                    (95)
     Discount accretion on matured debt securities                                             18                       2
     Provision for credit losses, net                                                          18                      50
     Loss on sale of securities                                                                 1                      49
     Net changes in:
       Accrued interest receivable                                                            (29)                   (410)
       Other assets                                                                          (546)                    230
       Accrued interest payable on deposits                                                   (12)                     46
       Accrued expenses                                                                       588                     702
                                                                                       ----------                --------

       Net cash provided by operating activities                                            1,972                   2,487
                                                                                       ----------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                    26,494                  16,998
   Proceeds from sale of investment securities available for sale                           1,999                   2,950
   Purchase of securities available for sale                                              (24,527)                (24,029)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                       7,408                   3,183
   Purchase of securities held to maturity                                                      -                    (311)
   Net decrease (increase) in loans                                                         5,600                 (13,559)
   Purchase of bank premises and equipment                                                   (383)                   (117)
   Proceeds from sale of premises and equipment                                               (96)                     20
                                                                                       ----------                --------

       Net cash provided (used) in investing activities                                    16,495                 (14,865)
                                                                                       ----------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand, NOW, money market and
     savings deposits                                                                      (8,152)                 (5,469)
   Net increase (decrease) in certificates of deposit                                       9,225                  (3,162)
   Net increase in securities sold under agreement to repurchase                            1,698                   6,189
   Proceeds from issuance of common stock                                                      44                      36
   Dividends paid                                                                            (799)                   (627)
                                                                                       ----------               ---------

       Net cash provided (used) by financing activities                                     2,016                  (3,033)
                                                                                       ----------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       20,483                 (15,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           39,715                  34,565
                                                                                       ----------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   60,198               $  19,154
                                                                                       ==========               =========


                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. ("the Company") and it's subsidiaries, The Talbot Bank of Easton, Maryland ("Talbot Bank") and The Centreville National Bank of Maryland ("Centreville National Bank"), collectively referred to as the "Banks", with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000, and cash flows for the three month period ended March 31, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The results of operations for the three month ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. This quarterly report on From 10-Q should be read in conjunction with the Company's annual report on Form 10-K.



2) The Company merged with Talbot Bancshares, Inc. ("Talbot"), headquartered in Easton, Maryland, whereby Talbot was merged into the Company in a tax free exchange of stock, accounted for as a pooling of interests which was effective December 1, 2000.

3) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,324,373 shares for 2001 and 5,314,920 shares for 2000. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the three months ended March 31, 2001 and 2000 were 5,366,485 and 5,373,713, respectively.

4) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan's principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:


                                                                                         March 31,          December 31,
(Dollars in thousands)                                                                    2001                   2000
------------------------------------------------------------------------------------------------------------------------------------

Impaired loans with valuation allowance                                                  $      -               $    -
Impaired loans with no valuation allowance                                                    697                  640
                                                                                         --------               ------
     Total impaired loans                                                                $    697               $  640

Allowance for credit losses applicable to impaired loans                                 $      -               $    -
Allowance for credit losses applicable to other than impaired loans                         4,217                 4,199
                                                                                         --------               -------
     Total allowance for credit losses                                                   $  4,217               $ 4,199
                                                                                         ========               =======
Interest income on impaired loans recorded on the cash basis                             $     17               $    22
                                                                                         ========               =======


     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

5) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2001, total commitments to extend credit were approximately $87,183,000. Outstanding letters of credit were approximately $10,779,000 at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shore Bancshares, Inc. (the "Company") is the largest independent bank holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland, and The
Centreville National Bank of Maryland located in Centreville, Maryland (collectively, the "Banks"). The Banks operate 11 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The merger between the Company and Talbot Bancshares, Inc. created a natural market extension for each of the banks with no primary market overlap, while providing opportunities for cost savings in the future. During April, 2001, the Company obtained a listing under the NASDAQ Small Cap Market, trading under the symbol "SHBI".

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements and Notes.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from such forward looking statements, and the Company assumes no obligation to update forward looking statements at any time.

                              RESULTS OF OPERATIONS

Overview
Net income for the first quarter of 2001 was $1,801,000, an increase of 8% over the $1,668,000 for the first quarter of 2000. On a per share basis, diluted earnings were $ .34, compared to $ .31 for the same period last year. Return on average assets was unchanged at 1.31% for the first quarter of 2001 and 2000. Return on average stockholders' equity was 10.9%, compared to 11.35% for the first three months of 2001 and 2000, respectively.

Increased volume of loans and federal funds sold are the primary sources of earnings growth, which were funded by an increase in deposits and a decrease in investment securities. The average balance of loans increased $27 million to $379 million at March 31, 2001 when compared to March 31, 2000. The average balance of federal funds sold increased $18 million during the quarter ended March 31, 2001 when compared to the same period last year. The average balance of investment securities was $112 million at March 31, 2001, a decline of $12 million when compared to the same period last year. Average deposits increased $31 million to $480 million at March 31, 2001 compared to one year ago.

Net Interest Income
Net interest income totaled $5,456,000 for the first quarter of 2001, representing a $275,000 or 5.3% increase over the same period last year. Total interest income increased $806,000 or 8.6%, totaling $10,141,000 for the first quarter of 2001 compared to the same period last year. Total interest expense for the quarter ended March 31, 2001 was $4,685,000, an increase of $531,000 or 12.8% over last year.

The interest rate environment during the first quarter of 2001 and 2000 was volatile. During the first quarter of 2000 the Federal Reserve Board increased short term rates 50 basis points, and, during the first quarter of 2001, they decreased rates 150 basis points. The Company has managed interest rates on deposits during this period to offset the declining yields on variable rate loans, as well as the reinvestment rates available on investment securities and new loan rates.

Interest and fees on loans increased $693,000 due to a higher overall yield and increased volume of loans for the three month period ended March 31, 2001 when compared to the same period in 2000. The average yield on loans increased from 8.41% to 8.64% for the quarter when compared to the same period last year. Interest on investment securities declined $179,000 due to a decline in the average balance for the quarter, while interest on federal funds sold increased $249,000 due to increased volume. The overall rate earned on federal funds sold was 5.58% for the three months ended March 31, 2001, compared to 5.76% for the same period last year.

Interest expense increased as a result of increased rates paid for certificates of deposit as well as an increase in the volume of deposits for the three month period ended March 31, 2001 compared to 2000. The average rate paid for certificates of deposit increased 51 basis points from 5.25% for the quarter ended March 31, 2000 to 5.76% for the quarter ended March 31, 2001. Average interest bearing deposits at March 31, 2001 were $406,556,000, an increase of $30,135,000 when compared to the same period in 2000. The average rate paid for NOW, savings and money market accounts declined 15 basis points for the period ended March 31, 2001 compared to the same period in 2000.


On a tax equivalent basis, net interest income for the three months ended March 31, 2001 was $264,000 higher than the same period last year due primarily to an increase in average loans. The net interest margin decreased 6 basis points to 4.30% compared to one year ago. A 15 basis point increase in the overall yield on earning assets was offset by a 29 basis point increase in the overall rate paid for interest bearing liabilities for the three month period ended March 31, 2001 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.7% of total average earning assets at March 31, 2001 and 2000.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of the year.



                                                            March 31, 2001                              March 31, 2000
                                                      Average    Income      Yield           Average      Income      Yield
(Dollars in thousands)                                Balance    Expense     Rate            Balance      Expense     Rate
----------------------------------------------------------------------------------------------------------------------------
Earning Assets
  Investment securities                             $112,148     $1,725       6.24%         $123,783      $1,904       6.17%
  Loans                                              379,306      8,077       8.64%          352,214       7,389       8.41%
  Interest bearing deposits                            2,978         37       4.97%                -           -          -
  Federal funds sold                                  27,012        377       5.58%            8,782         128       5.76%
                                                    --------    -------       ----          --------      ------       ----
  Total earning assets                              $521,444    $10,216       7.94%         $484,779      $9,421       7.79%
Non-interest earning assets                           27,392                                $ 25,155
                                                    --------                                --------
  Total Assets                                      $548,836                                $509,934
                                                    ========                                ========

Interest bearing liabilities
  Interest bearing deposits                         $406,556     $4,424       4.41%         $376,421      $3,854       4.11%
  Short term borrowing                                17,349        180       4.22%           20,230         230       4.55%
  Long term debt                                       5,000         81       6.55%            5,361          70       5.24%
                                                    --------     ------       ----          --------      ------       ----
  Total interest bearing liabilities                $428,905     $4,685       4.43%         $402,012      $4,154       4.14%
Non-interest bearing liabilities                    $ 53,849                                $ 49,106
Stockholders' equity                                $ 66,082                                $ 58,816
                                                    --------                                --------
Total liabilities and stockholders' equity          $548,836                                $509,934
                                                    ========                                ========

Net interest spread                                              $5,531       3.51%                       $5,267       3.65%
Net interest margin                                                           4.30%                                    4.36%


(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include non-accrual loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.

Non-interest Income
Total non-interest income increased 25% in the first quarter of 2001 when compared to the same period in 2000. This increase is due to increased service charges assessed on deposit accounts, income from an unconsolidated subsidiary and a decline in losses on investment securities.

Non-interest Expense
Total non-interest expense, excluding taxes and the provision for loan losses, increased 6.8% for the quarter ended March 31, 2001 from the comparable period in 2000. This increase is due to increases in salaries and employee benefit costs, and general overhead expenses for the quarter. A portion of the increased salaries and benefits cost related to the hiring of employees to staff a new branch which was opened in April of 2001.

Income Taxes
The effective tax rate for the quarter ended March 31, 2001 was 36.0%, compared to 36.3% for the same period last year. There have been no significant changes in tax law or to the Company's tax structure which would impact the effective tax rate.

                         Analysis of Financial Condition

Loans
Loans, net of unearned income, totaled $376,906,000 at March 31, 2001, a decrease of $5,600,000 or 1.5% from December 31, 2000. The decline is attributable to a reduction in loans secured by real estate during the quarter. Average loans, net of unearned income, for the quarter ended March 31, 2001 totaled $379,306,000, compared to $352,214,000 for the same period last year.

Allowance for Loan Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

The provision for credit losses for the three month periods ended March 31, 2001 and 2000 was $57,000 and $58,000, respectively. The Company had net charge-offs of $39 thousand for the first quarter of 2001, compared to net charge-offs of $8 thousand for the same period last year. Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio and past credit loss experience. The allowance for credit losses as a percentage of average loans was 1.11% and 1.15% as of March 31, 2001 and 2000, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance credit losses and the related provision are adequate at March 31, 2001.

The following table presents a summary of the activity in the allowance for credit losses.

                                                  Three Months Ended March 31,
(Dollars in thousands)                                 2001         2000
--------------------------------------------------------------------------------
Allowance balance - beginning of year                $  4,199     $   3,991
Charge-offs:
   Commercial and other                                     3             -
   Real estate                                             16            15
   Consumer                                                34            15
                                                     --------      --------
     Totals                                                53            30
                                                     --------      --------
Recoveries:
   Commercial                                               -             4
   Real estate                                              3             6
   Consumer                                                11            12
                                                     --------      --------
     Totals                                                14            22
                                                     --------      --------

Net charge-offs:                                           39             8
Provision for credit losses                                57            58
                                                     --------      --------

Allowance balance-ending                             $  4,217      $  4,041
                                                     ========      ========

Average loans outstanding during period              $379,306      $352,214
Net charge-offs (annualized) as a percentage of      ========      ========
   average loans outstanding during period                .04%          .01%
Allowance for credit losses at period end as a       ========      ========
   percentage of average loans                           1.11%         1.15%
                                                     ========      ========

Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities

Nonperforming Assets

The following table summarizes past due and non-performing assets of the Company.

                                                    March 31,      December 31,
Non-performing Assets:                                 2001             2000
                                                    ---------      ------------
  Non-accrual loans                                     697                640
  Other real estate owned                               110                 14
                                                     ------             ------
                                                        807                654
  Past due loans                                        581              1,333
                                                     ------             ------
  Total non-performing and past due loans            $1,388             $1,987
                                                     ======             ======

Investment Securities
Investment securities decreased $10,044,000 during the first quarter of 2001 when compared to December 31, 2000. Bond yields declined dramatically during the first quarter of 2001, causing many U.S. Government Agency bonds to be called. Yields on bonds purchased during the quarter were much lower than those of the bonds which matured or were called. A portion of the proceeds from called or matured securities were not reinvested and remained in federal funds sold at the end of the quarter. The average balance of investment securities was $112,148,000 for the first quarter of 2001, compared to $123,783,000 for the same period in 2000. The overall yield on investment securities increased slightly to 6.24% on a tax equivalent basis.

Deposits
Total deposits at March 31, 2001 were 465,558,000, compared to $464,485,000 at December 31, 2000. Certificate of deposit rates, which increased during 2000, began to decline in the first quarter of 2001 as the result of overall interest rate declines in the market. The Company experienced a shifting of deposits into certificates of deposit during the first quarter as a result of customers trying to lock in higher interest rates before further rate cuts were experienced. Certificates of deposit increased $9,225,000 during the first quarter of 2001 when compared to December 31, 2000. Conversely, demand, NOW, money market and savings accounts declined $8,152,000.

Borrowed Funds
Short term borrowings at March 31, 2001 consisted of securities sold under agreements to repurchase. The Company has a convertible advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 outstanding at March 31, 2001 and 2000. As of March 31, 2001, the interest rate on the advance was 4.97%.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short term funds markets through arrangements with its correspondent banks. The Banks are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties that Management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total stockholders' equity was $66.9 million at March 31, 2001, which is 12.9% higher than one year ago. Accumulated other comprehensive losses, which consists solely of net unrealized losses on investment securities available for sale, decreased $2,329,000, resulting in accumulated other comprehensive income at March 31, 2001 of $252,000.

Bank regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

A comparison of the capital as of March 31, 2001 with the minimum requirements is presented below.

                                                                   Minimum
                                              Actual              Requirements
                                              ------              ------------
  Tier 1 risk-based capital                   17.22%                 4.00%
  Total risk-based capital                    18.34%                 8.00%
  Leverage ratio                              11.84%                 4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2000, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                        Immediate Change in Rates
                                        -------------------------
                                +200 Basis Points -200 Basis Points Policy Limit
                                ------------------------------------------------
% Change in net interest income         7.2%            (8.6%)           + 15%
                                                                         -
% Change in fair value of capital      (3.1%)            (.5%)           + 25%
                                                                         -


Item 6.  Exhibits and Reports on Form 8-K.

        a) Exhibits

          3    Charter and Bylaws

          3.1  Shore   Bancshares,   Inc.  Amended  and  Restated   Articles  of
               Incorporation (incorporated by refernece to Exhibit 3.1 on Form 8-K filed by Shore Bancshares, Inc. on December 14, 2000).

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

          21 Subsidiaries of Shore Bancshares, Inc. (incorporated by reference to Exhibit 21 of Shore Bancshares, Inc. Annual Report on Form 10-K filed on April 2, 2001).

          99.1 1998 Employee Stock Purchase Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed on September 25, 1998 (Registration No. 333-64317)).

          99.2 1998 Stock Plan Option (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed on September 25, 1998 (Registration No. 333-64319)).

          99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration
               Statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60214)).

        b) Reports on Form 8-K.

               On February 9, 2001, the Company filed a Current Report on Form 8-K/A, amending Current Report on Form 8-K filed with the Commission on December 14, 2000, to include Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   Signatures

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Shore Bancshares, Inc.



Date: May 14, 2001                        By: /s/ W. Moorhead Vermilye
                                              ----------------------------------
                                              W. Moorhead Vermilye
                                              President


Date: May 14, 2001                        By: /s/ Susan E. Leaverton
                                              ----------------------------------
                                              Susan E. Leaverton, CPA
                                              Treasurer/Principal Accounting
                                                Officer