Form 10-Q
period 2001-06-30
SHORE BANCSHARES INC
filed 2001-08-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-22345
                                                -------

                             SHORE BANCSHARES, INC.
                          ------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     52-1974638
----------------------------------                   -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

18 East Dover Street, Easton, Maryland                      21601
----------------------------------------                    -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (410) 822-1400
                                 --------------
               Registrant's Telephone Number, Including Area Code

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


          As of July 31, 2001, registrant had outstanding 5,332,982 shares of common stock.

                                      INDEX



 Part I.


Item 1. Financial Statements Page

     Condensed Consolidated Balance Sheets -
        June 30, 2001 (unaudited) and December 31, 2000                        3

     Condensed Consolidated Statements of Income -
        For the three and six months ended June 30, 2001
        and 2000 (unaudited)                                                   4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
        For the six months ended June 30, 2001 and 2000 (unaudited)            5

     Condensed Consolidated Statements of Cash Flows -
        For the six months ended June 30, 2001 and 2000 (unaudited)            6

     Notes to Condensed Consolidated Financial Statements (unaudited)          7

Item 2. Management's  Discussion and Analysis of Financial Condition
     and Results of Operations                                              8-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13

Part II.

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 6. Exhibits and Reports on Form 8-K                                      14

Part I

Item 1.  Financial Statements


                                       SHORE BANCSHARES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                                                  June 30,               December 31,
ASSETS:                                                                              2001                  2000
                                                                               ---------------          --------------
                                                                                  (unaudited)
Cash and due from banks                                                           $    17,870            $  20,039
Interest-bearing deposits with other banks                                             14,071                    -
Federal funds sold                                                                     13,637               19,676
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $11,211,
   $22,576, respectively)                                                              11,032               22,566
   Available for sale, at fair value                                                  101,362               95,034
Loans, less allowance for credit losses ($4,236,
   $4,199, respectively)                                                              382,471              378,307
Premises and equipment, net                                                             7,426                7,039
Accrued interest receivable on loans and investment securities                          4,044                4,334
Investment in unconsolidated subsidiary                                                 1,104                1,082
Goodwill                                                                                1,549                1,622
Deferred income taxes                                                                     637                1,184
Other real estate owned                                                                    14                   14
Other assets                                                                            2,638                2,200
                                                                                    ---------             --------

   TOTAL ASSETS                                                                   $   557,855            $ 553,097
                                                                                  ===========            =========

LIABILITIES:

Deposits:
   Noninterest-bearing demand                                                     $    57,042            $  55,931
   NOW and Super NOW                                                                   84,942               89,489
   Certificates of deposit $100,000 or more                                            69,131               78,273
   Other time and savings                                                             247,194              240,792
                                                                                    ---------            ---------
       Total Deposits                                                                 458,309              464,485

Short-term borrowings                                                                  24,503               16,252
Long-term debt                                                                          5,000                5,000
Other liabilities                                                                       1,847                2,336
                                                                                   ----------           ----------

   TOTAL LIABILITIES                                                                  489,659              488,073
                                                                                     --------             --------

STOCKHOLDERS' EQUITY:

Common Stock, Par Value $.01; authorized 35,000,000 shares; issued and outstanding:
     June 30, 2001           5,332,982
     December 31, 2000       5,324,157                                                     53                   53
Surplus                                                                                23,013               22,924
Retained earnings                                                                      44,816               42,601
Accumulated other comprehensive income (loss)                                             314                (554)
                                                                                    ---------             --------

   TOTAL STOCKHOLDERS' EQUITY                                                          68,196               65,024
                                                                                    ---------            ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $557,855             $553,097
                                                                                     ========             ========

See accompanying notes to Condensed Consolidated Financial Statements.




                                                         SHORE BANCSHARES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                              For the three months ended June 30, For the six months ended June 30,
                                                                      2001           2000               2001           2000
                                                                      ----           ----               ----           ----
INTEREST INCOME:
Loans, including fees                                               $ 7,882          $ 7,848           $15,945        $15,218
Interest and dividends on investment securities:
  Taxable                                                             1,427            1,642             2,976          3,349
  Tax-exempt                                                            112              129               227            259
Other interest income                                                   360              159               774            287
                                                                    -------         --------           -------        -------

         Total interest income                                        9,781            9,778            19,922         19,113
                                                                    -------         --------           -------        -------

INTEREST EXPENSE:
Certificates of deposit, $100,000 or more                             1,014              925             2,164          1,833
Other deposits                                                        3,173            2,996             6,447          5,941
Other interest                                                          225              426               486            726
                                                                    -------         --------            ------         ------

         Total interest expense                                       4,412            4,347             9,097          8,500
                                                                    -------         --------            ------          -----

NET INTEREST INCOME                                                   5,369            5,431            10,825         10,613

PROVISION FOR CREDIT LOSSES                                              55               90               112            148
                                                                    -------         --------           --------       --------

NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                                       5,314            5,341            10,713         10,465
                                                                    -------         --------           -------        -------

NONINTEREST INCOME:
Service charges on deposit accounts                                     456              467               916            888
Gain(Loss) on sale of securities                                          -                1               (1)           (48)
Other noninterest income                                                205              134               350            246
                                                                    -------         --------            ------         ------

         Total noninterest income                                       661              602             1,265          1,086
                                                                    -------         --------           -------         ------

NONINTEREST EXPENSE:
Salaries and employee benefits                                        1,788            1,527              3,533          3,202
Expenses of premises and fixed assets                                   402              307                756            680
Other noninterest expense                                               758              946              1,846          1,885
                                                                    -------         --------           --------       --------

    Total noninterest expense                                         2,948            2,780              6,135          5,767
                                                                    -------         --------           --------       --------


INCOME BEFORE TAXES ON INCOME                                         3,027            3,163              5,843          5,784

Federal and State income taxes                                        1,016            1,078              2,031          2,030
                                                                   --------          -------           --------        -------

NET INCOME                                                         $  2,011          $ 2,085            $ 3,812        $ 3,754
                                                                   ========          =======            =======        =======

    Basic earnings per common share                                   $ .38            $ .40              $ .72          $ .71
    Diluted earnings per common share                                 $ .37            $ .39              $ .71          $ .70

See accompanying notes to Condensed Consolidated Financial Statements.


                                                      SHORE BANCSHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                      (Dollars in thousands)


                                                                                                  Accumulated
                                                                                                  other                Total
                                                       Common                       Retained      Comprehensive        Stockholders'
                                                        Stock          Surplus      Earnings      Income(loss)         Equity
                                                     -----------    -----------     ---------    -------------------   -------------

Balances, January 1, 2001                               $ 53         $ 22,924        $ 42,601      $ (554)              $ 65,024

Comprehensive income:
   Net income                                              -                -           3,812           -                  3,812

   Other comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                            -                -               -         868                    868
                                                                                                                        --------

     Total comprehensive income                                                                                            4,680
                                                                                                                        --------

Shares issued                                              -               89               -            -                    89

Cash dividends paid $0.30 per share                        -                -         (1,597)            -                (1,597)
                                                        ----         --------         -------       ------              ---------

   Balances, June 30, 2001                              $ 53         $ 23,013        $ 44,816       $  314              $ 68,196
                                                        ====         ========        ========       ======              =========



Balances, January 1, 2000                               $ 53         $ 22,776        $ 37,430       $(1,774)            $ 58,485

Comprehensive income:
Net income                                                 -                -           3,754             -                3,754

Other comprehensive income, net of tax:
   Unrealized  (loss) on available for sale
     securities                                            -                -               -          (175)                (175)
                                                                                                                         --------

     Total comprehensive income                                                                                            3,578
                                                                                                                         --------

Shares issued                                              -               72               -             -                   72

Shares repurchased and retired                             -               (2)              -             -                   (2)

Cash dividends paid $0.24 per share                        -                -          (1,252)            -               (1,252)
                                                       -----         --------        ---------      -------              --------

   Balances, June 30, 2000                             $  53         $ 22,846        $ 39,932       $(1,949)             $ 60,882
                                                       =====         ========        ========       ========             ========

See accompanying Notes to Condensed Consolidated Financial Statements.


                                                           SHORE BANCSHARES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                          (Dollars in thousands)


                                                                                     For the Six Months Ended June 30,
                                                                                        2001                     2000
                                                                                  ---------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $   3,812             $  3,754
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                          466                  480
     Discount accretion on debt securities                                                 (93)                   16
     Provision for credit losses, net                                                        38                   95
     Deferred income taxes                                                                    -                  (1)
     Loss on sale of securities                                                               1                   50
     Loss on disposal of premises and equipment                                               -                    2
     Loss on other real estate owned                                                          -                    8
     Net changes in:
       Accrued interest receivable                                                          290                (242)
       Other assets                                                                       (460)                  316
       Accrued interest payable on deposits                                               (212)                   76
       Accrued expenses                                                                   (277)                   89
                                                                                      ---------             --------
       Net cash provided by operating activities                                          3,565                4,643
                                                                                      ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities
  available for sale                                                                     46,524               40,882
Proceeds from sale of investment securities available for sale                            3,999                3,950
Purchase of securities available for sale                                              (55,455)              (41,937)
Proceeds from maturities and principal payments of securities
  held to maturity                                                                       11,526                2,775
Purchase of securities held to maturity                                                       -                 (311)
Net decrease (increase) in loans                                                        (3,220)              (18,057)
Purchase of loans                                                                       (1,016)                 (680)
Purchase of premises and equipment                                                        (661)                 (845)
Proceeds from sale of loans                                                                  34                     -
Proceeds from sale of premises and equipment                                                  -                    20
Purchase other real estate owned                                                              -                 (200)
Proceeds from sale of other real estate owned                                                 -                    52
                                                                                      ---------              --------
       Net cash provided (used) in investing activities                                   1,731              (14,351)
                                                                                      ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market and
  savings deposits                                                                      (4,059)                1,557
Net increase (decrease) in certificates of deposit                                      (2,117)              (6,880)
Net increase in securities sold under agreement to repurchase                             8,251                (444)
Net increase in short-term borrowings                                                         -               11,000
Proceeds from issuance of common stock                                                       89                   72
Repurchase of common stock                                                                    -                  (2)
Dividends paid                                                                          (1,597)              (1,252)
                                                                                    -----------           ----------
       Net cash provided by financing activities                                            567                4,051
                                                                                    -----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      5,863              (5,657)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         39,715               34,565
                                                                                    -----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   45,578             $ 28,908
                                                                                    ===========           ==========

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. ("the Company") and it's subsidiaries, The Talbot Bank of Easton, Maryland ("Talbot Bank") and The Centreville National Bank of Maryland ("Centreville National Bank"), collectively referred to as the "Banks", with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2) Effective December 1, 2000, Talbot Bancshares, Inc. ("Talbot"), headquartered in Easton, Maryland, merged into the Company in a tax free exchange of stock, which merger was accounted for as a pooling of interests.

3) Year-to-date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,327,021 shares for 2001 and 5,316,237 shares for 2000. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the three months ended June 30, 2001 and 2000 were 5,377,965 and 5,370,792, respectively.

4) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans' principal balances. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                           June 30,          December 31,
(Dollars in thousands)                                                                       2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                                 $      -                $     -
Impaired loans with no valuation allowance                                                   659                    640
                                                                                        --------                -------
     Total impaired loans                                                               $    659                $   640
                                                                                        ========                =======

Allowance for credit losses applicable to impaired loans                                $      -                $     -
Allowance for credit losses applicable to other than impaired loans                        4,236                  4,199
                                                                                        --------                -------
     Total allowance for credit losses                                                  $  4,236                $ 4,199
                                                                                        ========                =======

Interest income on impaired loans recorded on the cash basis                            $     10                $    22
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

5) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2001, total commitments to extend credit were approximately $83,939,000. Outstanding letters of credit were approximately $ 9,472,000 at June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shore Bancshares, Inc. (the "Company") is the largest independent bank holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland, and The
Centreville National Bank of Maryland located in Centreville, Maryland (collectively, the "Banks"). The Banks operate 11 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The merger between the Company and Talbot Bancshares, Inc., which was effective December 1, 2000, created a natural market extension for each of the Banks with no primary market overlap, while providing opportunities for cost savings in the future. During April 2001, the Company obtained a listing under the Nasdaq Small Cap Market, trading under the symbol "SHBI".

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, along with the audited Consolidated Financial Statements and Notes included therein.

Forward-Looking  Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Annual
Report on Form 10-K for the year ended December 31, 2000, under the heading "Risk Factors." Actual results may differ materially from such forward looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

                              RESULTS OF OPERATIONS
Overview
Net income for the six months ended June 30, 2001 was $3,812,000, compared to $3,754,000 for the same period in 2000. On a per share basis, diluted earnings were $ .71, compared to $ .70 for the same period last year. Return on average assets was 1.39% for the first six months of 2001, compared to 1.46% for the first six months of 2000. Return on average stockholders' equity declined from 12.63% at June 30, 2000 to 11.43% for the first six months of 2001.

Net interest income declined during the second quarter of 2001 compared to the same period in 2000, resulting in quarterly earnings of $2,011,000, compared to $2,085,000 for the second quarter of 2000. On a per share basis diluted earnings were $0.37, compared to $0.39 for the same period in 2000. Interest rates continued to decline during the second quarter of 2001, resulting in lower overall yields on earning assets. The overall rate paid for interest-bearing deposits increased to 4.29% at June 30, 2001, compared to 4.14% one year ago. Higher overall rates paid for time deposits are the cause of this increase. The interest rate paid for all other categories of interest-bearing deposits has declined and the rates paid for time deposits should decline as those deposits mature and reprice in the current rate environment.

The average balance of loans increased $22,704,000 to $380,952,000 at June 30, 2001 when compared to June 30, 2000. The average balance of federal funds sold increased $13,475,000 for the six month period ended June 30, 2001 when compared to the same period last year. The average balance of investment securities was $110,938,000 at June 30, 2001, a decline of $10,448,000 when compared to the same period last year. Average deposits increased $28,078,000 to $404,986,000 at June 30, 2001 compared to one year ago.

Net Interest Income
Net interest income totaled $10,825,000 for the six months ended June 30, 2001, representing an increase of $212,000 or 2% over the same period last year. Total interest income increased $809,000 or 4.2%, totaling $19,922,000 for the six months ended June 30, 2001 compared to the same period last year. Total interest expense for the six months ended June 30, 2001 was $9,097,000, an increase of $597,000 or 7% over last year.

Interest rates continued to decline during the second quarter of 2001. An additional 125 basis point reduction in short term rates occurred during the second quarter of 2001, bringing the total rate cuts for the six months ended June 30, 2001 to 275 basis points. During the first six months of 2000, the short-term interest rates were increased 100 basis points. The Company continues to manage interest rates on deposits to offset the declining yields on variable rate loans, as well as the reinvestment rates available on investment securities and new loan rates.

Interest and fees on loans increased $727,000 due to increased volume of loans for the six-month period ended June 30, 2001 when compared to the same period in 2000. The average yield on loans declined from 8.54% to 8.46% for the six-month period when compared to the same period last year. Interest on investment securities declined $405,000 due to a decline in the average balance for the six-month period ended June 30, 2001, while interest on federal funds sold and interest-bearing deposits increased $487,000 due to increased volume. The overall rate earned on federal funds sold was 5.15% for the six months ended June 30, 2001, compared to 6.11% for the same period last year. The average rate earned on interest-bearing deposits was 4.47% for the six months ended June 30, 2001.

Interest expense increased as a result of an increase in the overall rate paid for certificates of deposit as well as an increase in the volume of deposits for the six month period ended June 30, 2001 when compared to 2000. The average rate paid for certificates of deposit increased 34 basis points from 5.35% for the six months ended June 30, 2000 to 5.69% for the six months ended June 30, 2001. Average interest-bearing deposits at June 30, 2001 were $404,986,000, an increase of $28,076,000 when compared to the same period in 2000. The average rate paid for NOW, savings and money market accounts declined 30 basis points for the six-month period ended June 30, 2001 compared to the same period in 2000.

On a tax equivalent basis, net interest income for the six months ended June 30, 2001 was $195,000 higher than the same period last year due primarily to an increase in average loans. The net interest margin decreased 19 basis points to 4.23% when compared to one year ago. The overall yield on earning assets declined 15 basis points to 7.74%, while the overall rate paid for interest bearing liabilities increased 8 basis points to 4.28% for the six-month period ended June 30, 2001 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.9% and 73.3% of total average earning assets at June 30, 2001 and 2000, respectively.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first six months of the year.

                                                               June 30, 2001                          June 30, 2000
                                                       ----------------------------           ------------------------------
                                                       Average    Income      Yield           Average      Income      Yield
(Dollars in thousands)                                 Balance    Expense     Rate            Balance      Expense     Rate
                                                       ---------------------------------------------------------------------

Earning Assets
   Investment securities                             $110,938    $ 3,329       6.05%        $121,386       $ 3,742        6.18%
   Loans                                              380,952     15,974       8.46%         358,248        15,257        8.54%
   Interest-bearing deposits                            8,313        184       4.47%              -              -        -
   Federal funds sold                                  22,747        590       5.15%           9,272           287        6.11%
                                                     --------    -------       -----        --------       -------     --------
   Total earning assets                              $522,950    $20,077       7.74%        $488,906       $19,286        7.89%
Noninterest-earning assets                             27,475                               $ 25,725
                                                     --------                               --------
Total Assets                                         $550,425                               $514,631
                                                    =========                               ========

Interest-bearing liabilities
Interest-bearing deposits                            $404,986     $8,611       4.29%        $376,910        $7,774        4.14%
   Short-term borrowing                                18,584        342       4.27%          23,142           582        5.03%
   Long-term debt                                       5,000        144       5.79%           5,000           144        5.77%
                                                     --------     ------       -----        --------        ------        -----
   Total interest-bearing liabilities                $428,570     $9,097       4.28%        $405,052        $8,500        4.20%
Noninterest-bearing liabilities                      $ 55,166                               $ 50,119
Stockholders' equity                                 $ 66,689                               $ 59,460
                                                     --------                               --------
Total liabilities and stockholders' equity           $550,425                               $514,631
                                                     ========                               ========
Net interest spread                                              $10,980       3.46%                       $10,786        3.70%
                                                                 =======                                   =======
Net interest margin                                                            4.23%                                      4.42%





(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Loan fee income is included in interest income for each loan category, and yield calculations are based on the total.

Noninterest Income
Total noninterest income increased 16.5% during the first six months of 2001 when compared to the same period in 2000. This increase is due to increased Automated Teller Machine surcharges, increased earnings from an unconsolidated subsidiary, and increased fee income from credit and debit card programs. A decline in losses on the sale of investment securities also contributed to the increase.

Noninterest Expense
Total noninterest expense, excluding taxes and the provision for loan losses, increased 6.4% for the six months ended June 30, 2001 from the comparable period in 2000. This increase is due to increased salaries and employee benefit costs and general overhead expenses. A portion of the increased salaries and benefits cost related to the hiring of employees to staff a new branch that was opened in April of 2001.

Income Taxes
The effective tax rate for the six months ended June 30, 2001 was 34.8%, compared to 35.1% for the same period last year. There have been no significant changes in tax law or to the Company's tax structure that would materially impact the effective tax rate.

                         Analysis of Financial Condition

Loans
Loans, net of allowance for credit losses and unearned income, totaled $382,471,000 at June 30, 2001, an increase of $4,164,000 or 1.1% from December
31, 2000. The increase is attributable to increased real estate lending during the second quarter. Average loans, net of unearned income, for the quarter ended June 30, 2001 totaled $380,952,000, compared to $358,248,000 for the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

The provision for credit losses for the six-month periods ended June 30, 2001 and 2000 was $112,000 and $148,000, respectively. The Company had net charge-offs of $75,000 for the six month period ended June 30, 2001, compared to net charge-offs of $53,000 for the same period last year. Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio and past credit loss experience. The allowance for credit losses as a percentage of average loans was 1.11% and 1.14% as of June 30, 2001 and 2000, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses is adequate at June 30, 2001.


     The following table presents a summary of the activity in the allowance for credit losses.

                                                                                                     Six Months Ended June 30,
(Dollars in thousands)                                                                                2001                2000
                                                                                                     -------------------------

Allowance balance - beginning of year                                                                $ 4,199         $  3,991
Charge-offs:
   Commercial and other                                                                                   65               22
   Real estate                                                                                             6               34
   Consumer                                                                                               48               50
                                                                                                     -------         --------
     Totals                                                                                              119              106
                                                                                                     -------         --------
Recoveries:
   Commercial                                                                                              6               15
   Real estate                                                                                             1               19
   Consumer                                                                                               37               19
                                                                                                     -------         --------
     Totals                                                                                               44               53
                                                                                                     -------         --------
Net charge-offs:                                                                                          75               53
Provision for credit losses                                                                              112              148
                                                                                                    --------         --------
Allowance balance-ending                                                                            $  4,236         $  4,086
                                                                                                    ========         ========

Average loans outstanding during period                                                             $380,784         $358,248
                                                                                                    ========         ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                                                              .04%             .03%
                                                                                                   =========         ========
Allowance for credit losses at period end as a
   percentage of average loans                                                                         1.11%            1.14%
                                                                                                   =========         ========

Because the Company's loans are predominately real estate secured, weaknesses in local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and non-performing assets of the Company.

                                                                            June 30,       December 31,
Non-performing Assets:                                                        2001             2000
                                                                          ------------     ------------
   Non-accrual loans                                                           628                640
   Other real estate owned                                                      14                 14
                                                                           -------            -------
                                                                               642                654
   Past due loans                                                              934              1,333
                                                                           -------            -------
   Total non-performing and past due loans                                  $1,576             $1,987
                                                                           =======            =======

Investment Securities
Investment securities decreased $11,534,000 during the six-month period ended June 30, 2001 when compared to December 31, 2000. Declining bond yields caused many U.S. Government Agency bonds to be called during the first six months of the year. Yields on bonds purchased during that time were much lower than those of the bonds which matured or were called. A portion of the proceeds from called or matured securities were not reinvested and remained in federal funds sold at the end of the quarter. The average balance of investment securities was $110,938,000 for the six-month period ended June 30, 2001, compared to $121,386,000 for the same period in 2000. At June 30, 2001 the overall yield on investment securities was 6.05%, a 13 basis point decrease from 6.18% at June 30, 2000, on a tax equivalent basis.

Deposits
Total deposits at June 30, 2001 were $458,309,000, compared to $464,485,000 at December 31, 2000. Certificate of deposit rates, which increased during 2000, began to decline during the first half of 2001 as a result of overall interest rate declines in the market. The Company experienced a shifting of deposits into certificates of deposit as a result of customers trying to lock in higher interest rates before further interest rate cuts were made. Certificates of deposit greater than $100,000 decreased $9,142,000 during the six-month period ended June 30, 2001 as a result of a decline in municipal deposits. Other time and savings accounts increased $6,402,000 during the six-month period ended June 30, 2001, and noninterest- and interest-bearing transaction accounts decreased $3,436,000 during the same period.

Borrowed Funds
Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $8,251,000, totaling $24,503,000 at June 30, 2001 when compared to December 31, 2000. The average rate paid for short-term borrowings was 4.27% and 5.03% at June 30, 2001 and 2000, respectively. The Company also has an advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 outstanding at June 30, 2001 and 2000. As of June 30, 2001, the interest rate on the advance was 4.97%.

Liquidity and Capital Resources

The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short term funds markets through arrangements with the Company's correspondent banks. The Banks are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties that Management is aware of that will materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total stockholders' equity was $68,196,000 at June 30, 2001, which is 4.88% higher than December 31, 2000. Accumulated other comprehensive income(loss), which consists solely of net unrealized gains and losses on investment securities available for sale, increased $868,000 since December 31, 2000, resulting in accumulated other comprehensive income at June 30, 2001 of $314,000.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the capital as of June 30, 2001 with the minimum requirements is presented below.

                                                       Minimum
                                        Actual       Requirements
                                        ------       ------------
Tier 1 risk-based capital               17.34%          4.00%
Total risk-based capital                18.47%          8.00%
Leverage ratio                          11.96%          4.00%


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital over a 12-month period. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest-earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2001, the model produced the following sensitivity profile for net interest income and the fair value capital:





                                                            Immediate  Change in Rates
                                                            --------------------------
                                        +200 Basis Points        -200 Basis Points        Policy Limit
                                        --------------------------------------------------------------
% Change in net  interest  income            9.7%                   (12.4%)                   + 15%
                                                                                              -
% Change fair value of capital              (7.0%)                    2.3%                    + 25%
                                                                                              -

Part II

Item 4. Submission of Matters to Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 25, 2001, the stockholders elected three individuals to serve as Directors until the 2004 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. The Company submitted the matter to a vote through the solicitation of proxies. The results of the election are as follows:

         Class I Nominees (Term expires 2004)
                                                             For             Against          Abstain
                                                             ---             -------          -------

         Daniel T. Cannon                                  4,005,423          10,836             0
         Richard C. Granville                              4,006,519           9,740             0
         David L. Pyles                                    4,001,674          14,585             0


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

     21   Subsidiaries of Shore Bancshares,  Inc.  (incorporated by reference to
          Exhibit 21 of Shore Bancshares, Inc.'s Annual Report on Form 10-K filed on April 2, 2001).

     99.1 1998 Employee Stock Purchase Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on From S-8 filed on September 25, 1998 (Registration No. 333-64317)).

     99.2 1998 Sock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed on September 25, 1998 (Registration No. 333-64319)).

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

                                      Shore Bancshares, Inc.


                                          /s/ W. Moorhead Vermilye
August 14, 2001                       By: --------------------------------------
                                          W. Moorhead Vermilye
                                          President


                                          /s/ Susan E. Leaverton
August 14, 2001                       By: --------------------------------------
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer