Form 10-Q
period 2001-09-30
SHORE BANCSHARES INC
filed 2001-11-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


                     As of October 31, 2001, registrant had
                 outstanding 5,332,947 shares of common stock.

                                      INDEX



Part I.


Item 1.  Financial Statements                                                          Page

     Condensed Consolidated Balance Sheets -
         September 30, 2001 (unaudited) and December 31, 2000                            3

     Condensed Consolidated Statements of Income -
         For the three and nine months ended September 30, 2001 and 2000 (unaudited)     4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
         For the nine months ended September 30, 2001 and 2000 (unaudited)               5

     Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 2001 and 2000 (unaudited)               6

     Notes to Condensed Consolidated Financial Statements (unaudited)                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      9-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      15

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                                16

Part I

Item 1.       Financial Statements

                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                        September 30,              December 31,
ASSETS:                                                                                    2001                        2000
-------                                                                               ---------------            ----------------
                                                                                       (unaudited)

Cash and due from banks                                                               $    15,517                $     20,039
Interest bearing deposits with other banks                                                 14,161                           -
Federal funds sold                                                                         19,463                      19,676
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $10,648,
   $22,576, respectively)                                                                  10,409                      22,566
   Available for sale, at fair value                                                      110,807                      95,034
Loans, less allowance for credit losses ($4,246,
   $4,199, respectively)                                                                  389,684                     378,307
Premises and equipment, net                                                                 7,357                       7,039
Accrued interest receivable on loans and investment securities                              4,414                       4,334
Investment in unconsolidated subsidiary                                                     1,104                       1,082
Goodwill                                                                                    1,512                       1,622
Deferred income taxes                                                                         164                       1,184
Other real estate owned                                                                        61                          14
Other assets                                                                                2,785                       2,200
                                                                                      -----------                 -----------

   TOTAL ASSETS                                                                       $   577,438                $    553,097
                                                                                      ===========                ============

LIABILITIES:

Deposits:
   Non-interest bearing demand                                                          $  59,066                $    55,931
   NOW and Super NOW                                                                       89,000                     89,489
   Certificates of deposit $100,000 or more                                                76,576                     78,273
   Other time and savings                                                                 254,043                    240,792
                                                                                        ---------                  ---------
       Total Deposits                                                                     478,685                    464,485

Short term borrowings                                                                      20,637                     16,252
Long term debt                                                                              5,000                      5,000
Other liabilities                                                                           2,938                      2,336
                                                                                       ----------                 ----------

   TOTAL LIABILITIES                                                                      507,260                    488,073
                                                                                       ----------                 ----------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 35,000,000 shares; issued and outstanding:
     September 30, 2001         5,332,985
     December 31, 2000          5,324,157                                                     53                          53
Surplus                                                                                   23,013                      22,924
Retained earnings                                                                         46,034                      42,601
Accumulated other comprehensive income (loss)                                              1,078                       (554)
                                                                                    ------------                   ---------

   TOTAL STOCKHOLDERS' EQUITY                                                             70,178                      65,024
                                                                                    ------------                   ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $577,438                    $553,097
                                                                                        ========                    ========


See accompanying notes to Condensed Consolidated Financial Statements.


                                                       SHORE BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                        (Dollars in thousands, except per share amounts)


                                               For the three months ended September 30, For the nine months ended September 30,
                                               ---------------------------------------- ---------------------------------------
                                                                  2001          2000             2001            2000
                                                                  ----          ----             ----            ----
  INTEREST INCOME
    Loans, including fees                                       $ 7,801        $ 8,050          $23,746        $23,268
    Interest and dividends on investment securities:
       Taxable                                                    1,280          1,643            4,256          4,992
       Tax-exempt                                                   191            122              418            381
    Other interest income                                           415            162            1,189            449
                                                                -------        -------          -------        -------

         Total interest income                                    9,687          9,977           29,609         29,090
                                                                -------        -------          -------        -------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                    958          1,019            3,122          2,852
       Other deposits                                             3,059          3,154            9,506          9,095
       Other interest                                               198            395              684          1,121
                                                                -------        -------          -------        -------

         Total interest expense                                   4,215          4,568           13,312         13,068
                                                                -------        -------          -------        -------

  NET INTEREST INCOME                                             5,472          5,409           16,297         16,022
  PROVISION FOR CREDIT LOSSES                                       56             151              168            299
                                                                -------        -------          -------        -------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                 5,416          5,258           16,129         15,723
                                                                -------        -------          -------        -------

  NONINTEREST INCOME
    Service charges on deposit accounts                             454            462            1,370          1,350
    Loss on sale of securities                                        -              -              (1)           (48)
    Other noninterest income                                        216            811              566          1,057
                                                                -------        -------          -------        -------

         Total noninterest income                                   670          1,273            1,935          2,359
                                                                -------        -------          -------        -------

  NONINTEREST EXPENSE
    Salaries and employee benefits                                1,740          1,617            5,273          4,819
    Expenses of premises and fixed assets                           340            353            1,096          1,033
    Other noninterest expense                                       877            859            2,723          2,744
                                                                -------        -------          -------        -------

    Total noninterest expense                                     2,957          2,829            9,092          8,596
                                                                -------        -------          -------        -------


  INCOME BEFORE TAXES ON INCOME                                   3,129          3,702            8,972          9,486
  Federal and State income taxes                                  1,111          1,344            3,142          3,374
                                                                -------        -------          -------        -------

  NET INCOME                                                     $2,018         $2,358           $5,830         $6,112
                                                                =======        =======          =======        =======

    Basic earnings per common share                             $   .37        $   .44           $ 1.09         $ 1.15
    Diluted earnings per common share                           $   .37        $   .44           $ 1.08         $ 1.14


See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)





                                                                                                  Accumulated
                                                                                                     Other              Total
                                                       Common                        Retained    Comprehensive       Stockholders'
                                                        Stock          Surplus       Earnings      Income(loss)         Equity
                                                     -----------    -----------     ---------   -----------------      -----------

Balances, January 1, 2001                           $       53       $  22,924        $ 42,601      $   (554)           $ 65,024

Comprehensive income:
   Net income                                                -               -           5,830              -              5,830

   Other comprehensive income, net of tax:
     Unrealized gain on available for sale
     securities                                              -               -               -          1,632              1,632
                                                                                                                     -----------

     Total comprehensive income                                                                                            7,462
                                                                                                                     -----------

Shares issued                                                -             89               -               -                 89

Cash dividends paid $0.45 per share                          -              -          (2,397)              -            (2,397)
                                                  ------------    ------------      ----------       ---------       -----------

   Balances, September 30, 2001                    $        53     $   23,013        $ 46,034          $  1,078         $ 70,178
                                                  ============     ==========       =========        ==========      ===========



Balances, January 1, 2000                          $        53     $   22,776        $ 37,430          $ (1,774)        $ 58,485

Comprehensive income:
   Net income                                                -              -           6,112                 -            6,112

   Other comprehensive income, net of tax:
     Unrealized  gain on available for sale
     securities                                              -              -               -               297              297
                                                                                                                       ---------

     Total comprehensive income                                                                                            6,409
                                                                                                                       ---------

Shares issued                                                -            103               -                 -              103

Shares repurchased and retired                               -            (2)               -                 -              (2)

Cash dividends paid $0.36 per share                          -             -           (1,899)                -          (1,899)
                                                  ------------    ------------      ----------       ---------       -----------

   Balances, September 30, 2000                     $       53       $ 22,877        $ 41,643        $  (1,477)         $ 63,096
                                                  ============    ============      ==========       =========       ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                                    For the Nine Months Ended September 30,
                                                                                        2001                     2000
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                       $   5,830             $     6,112
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        718                     715
     Discount accretion on debt securities                                               (115)                    (16)
     Provision for credit losses, net                                                      47                     200
     Deferred income taxes                                                                  -                      (2)
     Loss on sale of securities                                                             1                      48
     Loss on disposal of premises and equipment                                             -                       2
     Loss on other real estate owned                                                        -                      11
     Net changes in:
       Accrued interest receivable                                                        (80)                 (1,145)
       Other assets                                                                      (607)                    559
       Accrued interest payable on deposits                                              (146)                    183
       Accrued expenses                                                                   748                     369
                                                                                   ------------                --------
     Net cash provided by operating activities                                          6,396                   7,036
                                                                                   ------------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                60,526                  55,355
   Proceeds from sale of investment securities available for sale                       3,999                   3,950
   Purchase of securities available for sale                                          (77,711)                (63,754)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                  12,689                   3,567
   Purchase of securities held to maturity                                               (546)                   (311)
   Net decrease (increase) in loans                                                   (10,950)                (28,841)
   Purchase of loans                                                                     (508)                   (680)
   Proceeds from sale of loans                                                             34                       -
   Purchase of premises and equipment                                                    (733)                   (956)
   Proceeds from sale of premises and equipment                                             -                      20
   Purchase other real estate owned                                                       (47)                   (200)
   Proceeds from sale of other real estate owned                                            -                     102
                                                                                   ------------               ---------
     Net cash used in investing activities                                            (13,247)                (31,748)
                                                                                   ------------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                   6,542                   2,864
   Net increase (decrease) in certificates of deposit                                   7,658                  11,193
   Net increase in securities sold under agreement to repurchase                        4,385                   2,419
   Net increase in short-term borrowings                                                    -                       -
   Proceeds from issuance of common stock                                                  89                     103
   Repurchase of common stock                                                               -                      (2)
   Dividends paid                                                                      (2,397)                 (1,899)
                                                                                   ------------               ---------
       Net cash provided by financing activities                                        16,277                 14,678
                                                                                   ------------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     9,426                (10,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        39,715                  34,565
                                                                                    -------------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  49,141                $ 24,531
                                                                                    =============             =========

See accompanying notes to Condensed Consolidated Financial Statements.

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiaries, The Talbot Bank of Easton, Maryland ("Talbot Bank") and The Centreville National Bank of Maryland ("Centreville National Bank"), collectively referred to as the "Banks", with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

2) The Company merged with Talbot Bancshares, Inc. ("Talbot"), headquartered in Easton, Maryland, whereby Talbot was merged into the Company in a tax free exchange of stock, accounted for as a pooling of interests which was effective December 1, 2000.

3) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,329,030 shares for 2001 and 5,317,416 shares for 2000. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the nine months ended September 30, 2001 and 2000 were 5,381,339 and 5,374,539, respectively.

4) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                           September 30,      December 31,
(Dollars in thousands)                                                          2001              2000
----------------------------------------------------------------------------------------------------------

Impaired loans with a specific allowance                                    $         -          $      -
Impaired loans with a general allowance                                             594               640
                                                                               --------           -------
     Total impaired loans                                                   $       594          $    640
                                                                             ===========          ========

Allowance for credit losses applicable to impaired loans
     with a general allowance                                               $       57           $     64
Allowance for credit losses applicable to other than impaired loans              4,189              4,135
                                                                              --------            -------
     Total allowance for credit losses                                      $    4,246           $  4,199
                                                                             ===========          ========

Interest income on impaired loans recorded on the cash basis                $       15           $     22
                                                                             ===========          ========



     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

5) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2001, total commitments to extend credit were approximately $77,149,000. Outstanding letters of credit were approximately $ 5,125,000 at September 30, 2001.


6) In July 2001, the Financial Accounting Standards Board issued Statement No. 141(Statement 141), "Business Combinations", and Statement No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require goodwill and intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121 (Statement 121), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption on Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,475,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $147,000 and $111,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shore Bancshares, Inc. (the "Company") is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland, and The Centreville National Bank of Maryland located in Centreville, Maryland (collectively, the "Banks"). The Banks operate 11 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The merger between the Company and Talbot Bancshares, Inc. in December of 2000 created a natural market extension for each of the banks with no primary market overlap, while providing opportunities for cost savings in the future. During April 2001 the Company obtained a listing under the NASDAQ Small Cap Market, trading under the symbol "SHBI".

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements and Notes and Form 10-K.

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

                              RESULTS OF OPERATIONS

Overview
Net income for the nine months ended September 30, 2001 was $5,830,000, a decline of 4.6% when compared to $6,112,000 for the same period in 2000. On a per share basis, diluted earnings were $1.08, compared to $1.14 for the same period last year. The decline in net income is due primarily to nonrecurring life insurance proceeds of $686,000 received in the third quarter of 2000, which was recorded as noninterest income. Return on average assets was 1.40% for the first nine months of 2001, compared to 1.57% for the first nine months of 2000. Return on average stockholders' equity declined from 13.49% at September 30, 2000 to 11.53% for the first nine months of 2001.

Net income declined $340,000, totalling $2,018,000 for the third quarter of 2001, compared to $2,358,000 for the same period in 2000. On a per share basis, diluted earnings were $0.37 for the quarter, compared to $0.44 for the same period in 2000. Interest rates continued to decline resulting in lower overall yields on earning assets. The overall rate paid for interest bearing deposits declined to 4.14% at September 30, 2001, compared to 4.20% one year ago. Reductions in rates paid for NOW, Savings, and Money Market accounts are the cause of the decrease. The interest rate paid for time deposits should decline as those deposits mature and reprice in the current rate environment.

The average balance of loans increased $21,427,000 to $383,661,000 at September 30, 2001 when compared to September 30, 2000. The average balance of federal funds sold and interest bearing deposits with other banks increased $22,856,000 for the nine-month period ended September 30, 2001 when compared to the same period last year. The average balance of investment securities was $111,924,000 at September 30, 2001, a decline of $8,517,000 when compared to the same period last year. Average deposits increased $34,022,000 to $461,281,000 at September 30, 2001 compared to one year ago.

The Company has no known exposure to customers who were victims of the September 11, 2001 terrorist attacks, nor does it have any known exposure to industries, that are expected to be directly impacted by the attacks. Changes in general economic conditions resulting from the attacks could, however, adversely effect the Company's performance.

Net Interest Income
Net interest income totaled $16,297,000 for the nine months ended September 30, 2001, representing an increase of $275,000 or 1.7% over the same period last year. Total interest income increased $519,000 or 1.8%, totaling $29,609,000 for the nine months ended September 30, 2001 compared to the same period last year. Total interest expense for the nine months ended September 30, 2001 was $13,312,000, an increase of $244,000 or 1.9% over last year.

The Federal Reserve cut interest rates eight times during the nine-month period ended September 30, 2001, for a total of 350 basis points decline in short term rates. During 2000, the federal funds rate increased 100 basis points during the first six months of the year with no further increases for the year. In an effort to offset the declining yields on variable rate loans, as well as the reinvestment rates available on investment securities and new loan rates, the Company continues to reduce the rates paid for deposits. The ability of the Company to continue to reduce interest rates on core deposits in response to further Federal Reserve rate cuts is a concern. For the nine-month period ended September 30, 2001, the Company's net interest margin declined 22 basis points, compared to the same period last year. A further decline in the net interest margin is likely as interest rates continue to decline.

Interest and fees on loans increased $478,000 due to increased volume of loans for the nine-month period ended September 30, 2001 when compared to the same period in 2000. The average yield on loans declined from 8.58% to 8.29% for the nine-month period ended September 30, 2001 when compared to the same period last year. Interest on investment securities declined $699,000 due to declines in both the average balance and yield on investment securities for the nine- month period ended September 30, 2001. Interest on federal funds sold and interest bearing deposits with other banks increased $635,000 due to increased volume. The overall rate earned on federal funds sold was 4.65% for the nine months ended September 30, 2001, compared to 6.24% for the same period last year. The average rate earned on interest bearing deposits with other banks was 3.99% for the nine months ended September 30, 2001.

Interest expense increased as a result of an increase in the overall rate paid for certificates of deposit as well as an increase in the volume of deposits for the nine-month period ended September 30, 2001 when compared to the same period in 2000. The average rate paid for certificates of deposit increased 15 basis points from 5.45% for the nine months ended September 30, 2000 to 5.60% for the nine months ended September 30, 2001. Average interest bearing deposits at September 30, 2001 were $407,379,000, an increase of $28,575,000 when compared to the same period in 2000. The average rate paid for NOW, savings and money market accounts declined 48 basis points for the nine-month period ended September 30, 2001 compared to the same period in 2000.

On a tax equivalent basis, net interest income for the nine-months ended September 30, 2001 was $252,000 higher than the same period last year due primarily to an increase in average loans. The net interest margin declined 22 basis points to 4.19% when compared to one year ago. The overall yield on earning assets declined 38 basis points to 7.56% and the overall rate paid for interest bearing liabilities declined 16 basis points to 4.12% for the nine month period ended September 30, 2001 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.7% and 73.6% of total average earning assets at September 30, 2001 and 2000, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first nine months of the year.



                                                               September 30, 2001                     September 30, 2000
                                                               ------------------                     ------------------
                                                       Average    Income      Yield           Average      Income        Yield
(Dollars in thousands)                                 Balance    Expense     Rate            Balance      Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $111,924    $ 4,967       5.93%        $120,441       $ 5,569        6.16%
   Loans                                              383,661     23,792       8.29%         362,234        23,329        8.58%
   Interest bearing deposits
          with other banks                             10,277        307       3.99%             -              -         -
   Federal funds sold                                  22,034        777       4.65%           9,455           449        6.24%
                                                   ----------  ---------       -----     -----------      --------     --------
   Total earning assets                              $527,896    $29,843       7.56%        $492,130       $29,347        7.94%
Non-interest earning assets                            27,724                               $ 26,084
   Total Assets                                      $555,620                               $518,214
                                                    =========                               ========

Interest bearing liabilities
   Interest bearing deposits                         $407,379    $12,628       4.14%        $378,804       $11,947        4.20%
   Short term borrowing                                19,147        477       3.32%          22,976           891        5.16%
   Long term debt                                       5,000        207       5.54%           5,000           230        6.14%
                                                   ----------  ---------        ----    ------------      --------         ----
   Total interest bearing liabilities                $431,526    $13,312       4.12%        $406,780       $13,068        4.28%
Non-interest bearing liabilities                      $56,668                                $51,039
Stockholders' equity                                  $67,426                                $60,395
                                                      -------                                -------
Total liabilities and stockholders' equity           $555,620                               $518,214
                                                     ========                               ========
Net interest spread                                              $16,531       3.43%                       $16,279        3.66%
                                                                 =======                                   =======
Net interest margin                                                            4.19%                                      4.41%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include non-accrual loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.

Non-interest Income
Total non-interest income for the three- and nine-month periods ended September 30, 2001 declined $603,000 and $424,000, respectively, when compared to the same period in 2000. This decrease is due to life insurance proceeds of $686,000 during the third quarter of 2000, which is not a recurring item in 2001. Excluding life insurance proceeds and losses on sales of securities, increases in service charges, ATM surcharges, earnings of an unconsolidated subsidiary, and income from credit and debit card programs contributed to an increase in noninterest income of 12.5% for the nine-month period ended September 30, 2001.

Non-interest Expense
Total non-interest expense, excluding taxes and the provision for credit losses, increased 5.8% for the nine months ended September 30, 2001 from the comparable period in 2000. This increase is primarily due to increases in salaries and employee benefit costs attributable to a new branch opened in the April of 2001 and general increases in salaries and benefits for the year.

Income Taxes
The effective tax rate for the nine months ended September 30, 2001 was 35%, compared to 35.6% for the same period last year. There have been no significant changes in tax law or to the Company's tax structure which would materially impact the effective tax rate.


                         Analysis of Financial Condition

Loans
Loans, net of allowance for credit losses and unearned income, totaled $389,684,000 at September 30, 2001, an increase of $11,377,000 or 3% from
December 31, 2000. The increase is attributable to increased real estate lending during the year. Average loans, net of unearned income, for the nine-month period ended September 30, 2001 totaled $383,661,000, compared to $362,234,000 for the same period last year.

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

The provision for credit losses for the nine-month periods ended September 30, 2001 and 2000 was $168,000 and $299,000, respectively. The Company had net charge-offs of $121,000 for the nine-month period ended September 30, 2001, compared to net charge-offs of $99,000 for the same period last year. Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio and past credit loss experience. The allowance for credit losses as a percentage of average loans was 1.11% and 1.16% as of September 30, 2001 and 2000, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance credit losses is adequate at September 30, 2001.

     The following table presents a summary of the activity in the allowance for credit losses.


                                                                                                 Nine Months Ended September 30,
(Dollars in thousands)                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------------------

Allowance balance - beginning of year                                                               $  4,199          $  3,991
Charge-offs:
   Commercial and other                                                                                  110                60
   Real estate                                                                                             6                50
   Consumer                                                                                               85                90
                                                                                                    --------        ----------
     Totals                                                                                              201               200
                                                                                                   ---------           -------
Recoveries:
   Commercial                                                                                             33                17
   Real estate                                                                                             1                52
   Consumer                                                                                               46                32
                                                                                                  ----------           -------
     Totals                                                                                               80              101
                                                                                                   ---------          --------
Net charge-offs:                                                                                         121                99
Provision for credit losses                                                                              168               299
                                                                                                  ----------              ----

Allowance balance-ending                                                                           $   4,246           $ 4,191
                                                                                                   =========          ========

Average loans outstanding during period                                                             $383,661          $362,234
                                                                                                   =========          ========

Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                                                              .04%              .04%
                                                                                                        ====        ==========
Allowance for credit losses at period end as a

   percentage of average loans                                                                         1.11%             1.16%
                                                                                                       =====          ========


The general economic conditions in the Company's market area remain strong; however, because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and non-performing assets of the Company.

                                                    September 30,  December 31,
Non-performing Assets:                                  2001           2000
                                                    ------------   ------------
   Non-accrual loans                                     594            640
   Other real estate owned                                61             14
                                                      ------          ------
                                                         655            654
   Past due loans                                        702          1,333
                                                      ------          ------
   Total non-performing and past due loans            $1,357          $1,987
                                                      ======          ======

Investment  Securities
Investment securities decreased $3,616,000 during the nine-month period ended September 30, 2001 when compared to December 31, 2000. Declining bond yields caused many U.S. Government Agency bonds to be called during the first nine months of the year. Yields on bonds purchased during that time were much lower than those of the bonds which matured or were called. A portion of the proceeds from called or matured securities were not immediately reinvested and were in federal funds sold or interest bearing deposits with other banks, which have a lower overall yield. The average balance of investment securities was $111,924,000 for the nine-month period ended September 30, 2001, compared to $120,441,000 for the same period in 2000. At September 30, 2001, the overall yield on investment securities was 5.93%, a 23 basis point decrease from 6.16% at September 30, 2000, on a tax equivalent basis.

Deposits
Total deposits at September 30, 2001 were $478,685,000, compared to $464,485,000 at December 31, 2000. Certificate of deposit rates, which increased during 2000, declined significantly during 2001 as the result of overall interest rate declines in the market. The Company experienced a shifting of deposits into certificates of deposit as a result of customers trying to lock in higher interest rates before further interest rate cuts were made. Certificates of deposit greater than $100,000 decreased $1,697,000 during the nine-month period ended September 30, 2001 as the result of a decline in municipal deposits. Other time and savings accounts increased $13,251,000 during the nine-month period ended September 30, 2001, and noninterest and interest bearing transaction accounts increased $2,646,000 during the same period.

Borrowed Funds
Short term borrowings, which consist of securities sold under agreements to repurchase, increased $4,385,000, totaling $20,637,000 at September 30, 2001 when compared to December 31, 2000. The average rate paid for short term borrowings was 3.32% and 5.16% at September 30, 2001 and 2000, respectively. The Company also has an advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 outstanding at September 30, 2001 and 2000. As of September 30, 2001, the interest rate on the advance was 4.97%.

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

Total stockholders' equity was $70,178,000 at September 30, 2001, an increase of 7.93% when compared to December 31, 2000. Accumulated other comprehensive income(loss), which consists solely of net unrealized gains and losses on investment securities available for sale, increased $1,632,000 since December 31, 2000, resulting in accumulated other comprehensive income at September 30, 2001 of $1,078,000.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the capital as of September 30, 2001 with the minimum requirements is presented below.

                                                            Minimum
                                      Actual              Requirements
                                      ------              ------------
   Tier 1 risk-based capital          16.65%                 4.00%
   Total risk-based capital           17.71%                 8.00%
   Leverage ratio                     11.92%                 4.00%



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's principal market risk exposure is to interest rates. The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2001, the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                Immediate  Change in Rates
                                                --------------------------
                                    +200 Basis Points   -200 Basis Points    Policy Limit
-------------------------------------------------------------------------------------------
% Change in net interest income           9.3%               (11.6%)             + 25%
                                                                                 -
% Change in fair value of capital        (2.0%)               (6.6%)             + 15%
                                                                                 -

For more information regarding market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         10.1  Form  of  Employment   Agreement   with  W.   Moorhead   Vermilye
               (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K files by Shore Bancshares, Inc. on July 31, 2000).

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

         99.2 1998 Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed on September 25, 1998(Registration No. 333-64319)).

         99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60214)).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Shore Bancshares, Inc.


Date: November 14, 2001          By: /s/ W. Moorhead Vermilye
                                   --------------------------
                                     W. Moorhead Vermilye
                                     President


Date: November 14, 2001          By: /s/ Susan E. Leaverton
                                    ------------------------
                                      Susan E. Leaverton, CPA
                                      Treasurer/Principal Accounting Officer