Form 10-K
period 2001-12-31
SHORE BANCSHARES INC
filed 2002-04-01
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2001


                                     0-22345
                                    ---------
                               Commission File No.


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

                                 (410) 822-1400
               Registrant's Telephone Number, Including Area Code


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


      The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of March 22, 2002 was $101,328,343.


           The number of shares outstanding of the registrant's common stock, as of March 22, 2002 was 5,333,023.

                       Documents Incorporated by Reference

Portions of the Shore Bancshares, Inc. definitive Proxy Statement for its 2002 Annual Stockholders' Meeting, as filed with the Securities and Exchange Commission on April 1, 2002 are incorporated by reference into Part III of this report. Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II of this report. Except for parts of the Shore Bancshares, Inc. Annual Report expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.


                                 FORM 10-K INDEX


                                                                         Page(s)
                                     Part I
Item 1.    Business                                                            3
Item 2.    Properties                                                         14
Item 3.    Legal Proceedings                                                  15
Item 4.    Submission of Matters to a Vote of Security Holders                15

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                15
Item 6.    Selected Financial Data                                            15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         15
Item 8.    Financial Statements and Supplementary Data                        15
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               15

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                 16
Item 11.   Executive Compensation                                             16
Item 12.   Security Ownership of Certain Beneficial Owners and Management     16
Item 13.   Certain Relationships and Related Transactions

                                     Part IV
Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                            16

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of banking through its two subsidiaries, The Centreville National Bank of Maryland ("Centreville National Bank") and The Talbot Bank of Easton, Maryland ("Talbot Bank"), collectively referred to as the "Banks". Centreville National Bank commenced operations in 1876 and is a national banking organization. Talbot Bank commenced operations in 1885 and is a commercial bank chartered under the laws of the State of Maryland. The Banks operate eleven full service branches and sixteen Automated Teller Machines ("ATM's"), providing a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent, Queen Anne's, Caroline, Talbot and Dorchester counties in Maryland. Deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

On November 30, 2000, the Company completed its merger with Talbot Bancshares, Inc. ("Talbot"), whereby Talbot was merged into the Company in a tax-free exchange of stock accounted for as a pooling of interests and the Company acquired Talbot Bank.

On December 21, 2001, the Company entered into an Asset Purchase Agreement with The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company, whereby the Company will purchase certain assets and assume certain liabilities of these entities. In contemplation of this transaction (the "Asset Purchase"), the Company has established The Avon Dixon Agency, LLC, a Maryland limited liability company, Elliott Wilson Insurance, LLC, a Maryland limited liability company, and Mubell Finance, LLC, a Maryland limited liability company (collectively, the "Avon-Dixon Subsidiaries"). The Avon-Dixon Subsidiaries do not currently engage in any activities. After the Asset Purchase is consummated, which is expected to take place in the second quarter of 2002, The Avon-Dixon Subsidiaries will engage in insurance producer activities and insurance premium finance activities.

The Company currently has 5,333,023 shares of common stock, par value $0.01 per share ("shares") held by 1,437 holders of record March 1, 2002.

The Company's and Talbot Bank's main office is located in Talbot County, Maryland, at 18 East Dover Street, Easton, Maryland 21601. Centreville National Bank's main office is located at 109 North Commerce Street, Centreville, Maryland 21617. As of December 31, 2001 the Company had assets of approximately $582 million, net loans of approximately $388 million, and deposits of approximately $487 million. Stockholders' equity at December 31, 2001 was approximately $71 million.

BANKING PRODUCTS AND SERVICES

The Banks are independent community banks providing service to businesses and individuals in their respective market areas. Services offered are essentially the same as those offered by larger regional institutions that compete with the Banks. Services provided to businesses include commercial checking, savings, certificate of deposit and overnight investment sweep accounts. The Banks offer all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition development, construction loans and letters of credit. Merchant credit card clearing services are available as well as direct deposit of payroll, internet banking and telephone banking services.

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24 hour telephone banking, PC and internet banking, and 24-hour automatic teller machine services. The Banks also offer nondeposit products, such as mutual funds and annuities, and discount brokerage services to their customers. Additionally, the Banks have Saturday hours and extended hours on certain evenings during the week for added customer convenience.

LENDING ACTIVITIES

The Company originates secured and unsecured loans for business purposes. It is typical for commercial loans to be secured by real estate, accounts receivable, inventory equipment or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon "as completed" appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may be fixed or variable rate. Permanent financing for individuals offered by the Company includes fixed and variable rate loans with three-year or five-year balloons, and one, three or five year Adjustable Rate Mortgages. Third party lenders often provide permanent financing for borrowers seeking longer term fixed rate loans.

The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Company originates fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent on the borrower's continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Underwriting standards recommend loan to value ratios not to exceed 80% based on appraisals performed by approved appraisers of the Company. Title insurance protecting the Company's lien priority, as well as fire and casualty insurance, is required.

Commercial real estate loans are primarily those secured by office condominiums, retail buildings, warehouses and general purpose business space. Low loan to value ratio standards, as well as the thorough financial analysis performed and the Company's knowledge of the local economy in which it lends, can reduce the risk associated with these loans.

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant's creditworthiness is performed before granting credit, and on-going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

BANKING SERVICE CORPORATION

Centreville National Bank, the Company's subsidiary, owns 29.25% of the issued and outstanding common stock of The Delmarva Bank Data Processing Center, Inc. ("Delmarva"). Delmarva is a Maryland corporation located in Easton, Maryland, which provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia. Delmarva provides these services to Centreville National Bank and Talbot Bank.

COMPETITIVE CONDITIONS

The Company is subject to substantial competition in all aspects of its business. Recent changes in federal banking laws have resulted in an even greater degree of competition in the banking industry. The Company competes with larger regional banks and other locally owned banks within its market area. Regional banks have resources substantially greater than the Company, which can often give them a competitive advantage. The Company competes for loans and deposits against these institutions, as well as credit unions, savings institutions, brokerage firms, insurance companies and mortgage companies.
The Company engages in traditional marketing activities, such as advertising in local newspapers, trade journals and other publications, and radio advertising to attract new customers. In addition, personal contact by officers, directors and employees their involvement on boards of nonprofit organizations and other community organizations, as well as their participation in community events, often results in new business. The Banks also rely on referrals from satisfied customers.

The following table sets forth deposit data for Kent, Queen Anne's, Caroline, Talbot and Dorchester Counties as of June 30, 2001, the most recent date for which comparative information is available.


                                                                                 % of
Kent County                                                Deposits               Total
----------------------------------------------------------------------------------------
                                                        (in thousands)
Peoples Bank of Kent County, Maryland                         $116,307           32.24%
The Chestertown Bank of Maryland                               112,924           31.30
Chesapeake Bank and Trust Co.                                   52,857           14.65
Farmers Bank of Maryland                                        30,734            8.52
SunTrust Bank                                                   24,464            6.78
THE CENTREVILLE NATIONAL BANK OF MARYLAND                       23,500            6.51
                                                              --------          ------
           Total                                              $360,786          100.00%
                                                              ========          =======

SOURCE:  FDIC DATABOOK

                                                                                   % of
Queen Anne's County                                        Deposits               Total
----------------------------------------------------------------------------------------
                                                        (in thousands)
The Queenstown Bank of Maryland                               $166,251           37.06%
THE CENTREVILLE NATIONAL BANK OF MARYLAND                      142,276           31.72
The Chestertown Bank of Maryland                                40,071            8.93
Bank of America, National Association                           39,776            8.87
Allfirst Bank                                                   29,418            6.56
BankAnnapolis                                                   17,295            3.86
Farmers Bank                                                    13,514            3.00
                                                              --------          -------
       Total                                                  $448,601          100.00%
                                                              ========          =======

SOURCE:  FDIC DATABOOK
                                                                                   % of
Caroline County                                            Deposits               Total
----------------------------------------------------------------------------------------
                                                        (in thousands)
Provident State Bank of Preston, Maryland                      $82,558           29.46%
Peoples Bank of Maryland                                        78,266           27.93
Allfirst Bank                                                   34,023           12.14
Farmers Bank of Maryland                                        28,195           10.06
THE CENTREVILLE NATIONAL BANK OF MARYLAND                       22,418            8.00
Bank of America, National Association                           16,054            5.73
Atlantic Bank                                                   14,224            5.08
Easton Bank & Trust                                              4,473            1.60
                                                              --------          -------
       Total                                                  $280,211          100.00%
                                                              ========          =======

SOURCE:  FDIC DATABOOK





                                                                                  % of
Talbot County                                              Deposits               Total
----------------------------------------------------------------------------------------
                                                        (in thousands)
THE TALBOT BANK OF EASTON, MARYLAND                           $257,310           40.69%
St. Michaels Bank                                              112,555           17.80
Bank of America, National Association                           71,599           11.32
Easton Bank & Trust                                             59,419            9.40
SunTrust Bank                                                   54,138            8.56
Allfirst Bank                                                   32,330            5.11
Farmers Bank                                                    25,571            4.04
First Mariner Bank                                              11,279            1.78
The Queenstown Bank of Maryland                                  8,223            1.30
                                                              --------        --------
       Total                                                  $632,424          100.00%
                                                              ========          =======

SOURCE:  FDIC DATABOOK


                                                                                   % of
Dorchester County                                          Deposits               Total
----------------------------------------------------------------------------------------
                                                        (in thousands)
The National Bank of Cambridge                                $140,848           33.51%
Bank of the Eastern Shore                                      110,968           26.40
Hebron Savings Bank                                             35,717            8.50
Bank of America, National Association                           29,132            6.93
Atlantic Bank                                                   27,114            6.45
Allfirst Bank                                                   25,945            6.17
Provident State Bank of Preston, Maryland                       20,480            4.87
SunTrust Bank                                                   17,198            4.09
THE TALBOT BANK OF EASTON, MARYLAND                             12,868            3.08
                                                              --------          ------
       Total                                                  $420,270          100.00%
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

GENERAL

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the BHC Act and as such is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

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

REGULATION OF FINANCIAL HOLDING COMPANIES

Pursuant to the Gramm-Leach-Bliley Act (the "GLBA"), the Company elected to become a "financial holding company" as of April 26, 2001 and, as such, may engage in activities that are in addition to the business of banking. A financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. The Gramm-Leach-Bliley Act is described in more detail below.

Subsidiary banks of financial holding companies are subject to certain statutory limits of the transfer of funds to the holding company or any of its nonbank subsidiaries, whether in the form of loans or other extensions of credit, investments in their securities and on the use of their securities as collateral for loans to any borrower. Such transfers of a subsidiary bank to a holding company or one of its nonbanking subsidiaries is limited in amount, and such loans and extensions of credit are required to be collateralized in specified amounts.

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary banks, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

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

The Banks are subject to certain restrictions on extensions of credit to executive officers, directors, and principal stockholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Banks and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Banks, believes that the Banks meet substantially all standards which have been adopted. FDICIA also imposes new capital standards on insured depository institutions.
See "Capital Requirements."

DEPOSIT INSURANCE

As FDIC member institutions, the Banks' deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $27.8 million of the Centreville National Bank's deposits are assessed at SAIF rates. The SAIF assessment rates are determined quarterly and the SAIF is also administered by the FDIC. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the"1996 Act") included provisions that, among other things, recapitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, there are two basic measures: a risk-based measure and a leverage measure.

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

At December 31, 2001, both Banks had the necessary capital levels to be considered "well capitalized."


FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the BIF by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; and (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on institutions with lower levels of capital.

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well -capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).


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


GRAMM-LEACH-BLILEY ACT

In November 1999, the GLBA was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

Maryland law generally permits Maryland State chartered banks, including Talbot Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations, including Centreville National Bank, to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus GLBA has the effect of broadening the permitted activities of both of the Banks.


EFFECTS OF MONETARY POLICY

The Company and its bank subsidiaries are effected by the ongoing and changing monetary policies set forth by regulatory authorities including the FRB. Through its powers, the FRB can influence the supply of bank credit and affect the level of economic activity. Changes in the discount rate and reserve requirements are among the instruments used to influence the market. These influences can impact the overall growth and distribution of bank loans, investments, and deposits, and can also, affect the rates charged on loans and paid for deposits.

The monetary policies of the FRB have in the past affected the operating results of all financial institutions, including the Company and its subsidiaries, and will continue to do so in the future.

FEDERAL SECURITIES LAW

The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

EMPLOYEES
At March 22, 2002 the Company had no employees and the Banks had 147 full-time employees and 29 part-time employees.

SEASONALITY
Management of the Company does not believe that the deposits or business of the Company are seasonal in nature. Deposits may vary depending on local and national economic conditions, however, not enough to have a material impact on the Company's planning or policy-making.

RISK FACTORS

THE COMPANY'S FUTURE DEPENDS ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES

The Company's primary business activity for the foreseeable future will be to act as the holding company of the Banks and of the recently-established Avon-Dixon Subsidiaries. Therefore, the Company's future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Company's growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

THE MAJORITY OF THE COMPANY'S BUSINESS IS CONCENTRATED IN MARYLAND; A SIGNIFICANT AMOUNT OF THE COMPANY'S BUSINESS IS CONCENTRATED IN
REAL ESTATE LENDING

Because most of the Banks' loans are made to Maryland borrowers, a decline in local economic conditions may have a greater effect on the Company's earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, the Banks make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. Additionally, the market values of the real estate securing these loans may deteriorate, and the Company may lose money if a borrower fails to repay a real estate loan.

THE BANKS MAY EXPERIENCE LOAN LOSSES IN EXCESS OF THEIR ALLOWANCES

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management of each of the Banks maintains an allowance for credit losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Banks to increase their respective allowance for loan losses as a part of their examination process, the Banks' earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks' non-performing or performing loans. Material additions to the allowance for loan losses of one of the Banks would result in a decrease in that Bank's net income and capital, and could have a material adverse effect on the Company.

INTEREST RATES AND OTHER ECONOMIC CONDITIONS WILL IMPACT RESULTS OF OPERATION

Results of operations for financial institutions, including the Company and its subsidiaries, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The Company's profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (I.E., net interest income), including advances from the Federal Home Loan Bank of Atlanta (the "FHLB"). Interest rate risk arises from mismatches (I.E., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (I.E., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (I.E., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.

THE MARKET VALUE OF THE COMPANY'S INVESTMENTS COULD DECLINE

As of December 31, 2001, the Company had classified 91.3% of its investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115") relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in stockholders' equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

In the past, gains on sales of investment securities have not been a significant source of income for the Company. There can be no assurance that future market performance of the Company's investment portfolio will enable the Company to realize income from sales of securities. Stockholders' equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of the Company's investment portfolio will not decline, causing a corresponding decline in stockholders' equity.

Management believes that several factors will affect the market values of the Company's investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.


THE COMPANY'S ABILITY TO PAY DIVIDENDS IS LIMITED

Holders of shares of the Company's common stock are entitled to dividends if, when, and as declared by the Company's Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the Banks. Federal and state laws impose restrictions on the ability of the Banks to pay dividends. Additional restrictions are placed upon the Company by the policies of federal regulators, including the FRB's November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year's net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and the Company's financial condition as well as those of the Banks.

THE COMPANY'S STOCK IS NOT HEAVILY TRADED

The Company's common stock is traded on The NASDAQ Small Cap Market and is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as the Company's financial results, the introduction of new products and services by the Company or its competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the Company's common stock. Management cannot predict the extent to which an active public market for the Company's common stock will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, the Company's stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

THE COMPANY'S STOCK IS NOT INSURED

Investments in the shares of the Company's common stock are not deposits and are not insured against loss by the government.

THE COMPANY OPERATES IN A COMPETITIVE MARKET

The Company and its subsidiaries operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in the Company's market area. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services, such as trust services, than those offered by the Company and its subsidiaries. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Finally, the Company's growth and profitability will depend upon its ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

THE BANKING INDUSTRY IS HEAVILY REGULATED; SIGNIFICANT REGULATORY CHANGES COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

The Company's operations and those of the Banks are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the FRB. The Talbot Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC, and The Centreville National Bank is subject to supervision and periodic examination by the OCC and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Banks are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that the Banks are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Company's future business and earnings prospects, as well as those of the Banks. Management also cannot predict the nature or the extent of the effect on the Company's business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect the Company's ability to operate profitably.

THE COMPANY MAY BE ADVERSELY AFFECTED BY RECENT LEGISLATION

The GLBA was signed into law on November 12, 1999. Among other things, GLBA repeals restrictions on banks affiliating with securities firms. It also permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. GLBA may have the result of increasing the competition the Company faces from larger banks and other companies. It is not possible to predict the full effect that GLBA will have on the Company.

In addition, recent changes in other federal banking laws facilitate interstate branching and merger activity among banks. Such changes may result in an even greater degree of competition in the banking industry, and the Company may be brought into competition with institutions with which it does not presently compete. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on the Company's business and prospects. The Company's future profitability may be adversely affected by increased competition resulting from this legislation.

THE COMPANY MAY BE SUBJECT TO CLAIMS

Customers may sue the Company and its subsidiaries for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the failure of the Company and/or its subsidiaries to comply with applicable laws and regulations, or many other reasons. Also, the employees of the Company and/or its subsidiaries may knowingly or unknowingly violate laws and regulations. Company management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate the Company and its subsidiaries from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Company's profitability and hurt its financial condition.

THE COMPANY MAY NOT BE ABLE TO KEEP PACE WITH DEVELOPMENTS IN TECHNOLOGY

The Company and its subsidiaries use various technologies in their respective businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. The Company's ability to compete successfully with other banks and non-banks may depend on whether it can exploit technological changes. The Company may not be able to exploit technological changes, and any investment it does make may not make it more profitable.

THE COMPANY'S ARTICLES OF INCORPORATION AND BY-LAWS MAY DISCOURAGE A CORPORATE TAKEOVER

The Company's Amended and Restated Articles of Incorporation ("Articles") and By-Laws contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of the Company's Board of Directors into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Company. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by the Company's Board of Directors, but pursuant to which stockholders might receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of the Company's Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. As a result of the foregoing, such provisions could potentially adversely affect the market price of the common stock.

STATISTICAL INFORMATION

The following statistical information required under the SEC's Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below. The information should be read in conjunction with the related Consolidated Financial Statements and Notes thereto for the year ended December 31, 2001.

                                                MATURITIES OF LOAN PORTFOLIO
                                                      December 31, 2001
                                                       (In Thousands)

                                                                        Maturing
                                                      Maturing         After one         Maturing
                                                      Within          But Within       After Five
                                                      One Year        Five Years         Years                Total

Real Estate Construction
      and land development                            $ 14,482            $5,773        $   -              $ 20,255
Commercial, financial and agricultural                  34,380            17,023            7,550            58,953
Mortgage                                                63,288           148,399           82,234           293,921
Consumer                                                 7,168            10,934            1,475            19,577
                                                      --------           -------         --------          --------
     Total                                            $119,318          $182,129          $91,259          $392,706
                                                      ========          ========          =======          ========


                              CLASSIFIED BY SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Fixed-Interest Rate Loans                              $65,032          $158,696          $40,260          $263,988
Adjustable-Interest Rate Loans                          54,286            23,433           50,999           128,718
                                                       -------           -------         --------         ---------
Total                                                 $119,318          $182,129          $91,259          $392,706
                                                      ========          ========          =======          ========




                                        ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                                                       (In Thousands)
                                                                                     December 31,
                                                              2001          2000         1999         1998         1997
                                                         --------------------------------------------------------------
Commercial Financial and Agricultural                       $1,563         1,694       $1,437         $947       $1,074
Real Estate-Construction                                       135           126          108          148          138
Real Estate-Mortgage                                         1,918         1,807        1,991        1,628        1,508
Consumer                                                       387           412          438          296          350
Unallocated                                                    186           160           17          912          871
                                                          --------    ----------      -------     --------        -----
                                                            $4,189        $4,199       $3,991       $3,931       $3,942
                                                            ======        ======       ======       ======       ======

Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 2001, as follows:


DISCLOSURE REQUIRED BY GUIDE 3                            REFERENCE TO 2001 ANNUAL REPORT
------------------------------                            -------------------------------

(I)    Distribution of Assets, Liabilities and            Average Balances; Yields and Rates (page 9)
       Stockholders' Equity; Interest Rates and           Rate/Volume Analysis (page 10)
       Interest Differential                                        Non-performing Assets (page 13)

(II)   Investment Portfolio                               Weighted Average Maturities and
                                                          Weighted Average Yields (page 6)
                                                          Notes to Financial Statements, Note 4 - Investment in
                                                          Debt Securities - (pages 26 and 27)

(III)  Loan Portfolio                                     Year End Loan Composition (page 6)
                                                          Non-performing Assets (page 13)

(IV)   Summary of Loan Loss Experience                    Provision and Allowance for Credit Losses (pages 11,12,13)

(V)    Deposits                                           Deposits (page 7)

(VI)   Return on Equity and Assets                        Return on Equity and Assets (page 17)

(VII)  Short Term Borrowings                              Short Term Borrowings (page 8)
                                                          Notes to Financial Statements, Note 9 -Short
                                                          Term Borrowings (page 29)
                                                          Notes to Financial Statements, Note 17 - Line
                                                          of Credit (page 33)


Item 2.    PROPERTIES

The Company owns no real property. Talbot Bank owns real property at the location of its main office at 18 East Dover Street, Easton, Maryland, and at two of its four branch locations at 210 Marlboro Road, Easton, Maryland 21601 ("Tred Avon Square Branch"), 8275 Elliott Road, Easton, Maryland 21601 ("Elliott Road Branch") and 21 E. Dover Street, Easton, Maryland 21601 where certain administrative offices of the bank are located. Two additional banking offices are leased under operating leases. The Saint Michaels Branch is located at 1013
S. Talbot Street, St. Michaels, Maryland 21663 and the Cambridge Branch is located at 2745 Dorchester Square, Cambridge, Maryland 21613. The St. Michaels Branch operating lease expires in July 2006 and calls for annual rental payments from $38,850 to $42,000 over the term of the lease. The Cambridge Branch lease expires in July 2004 and calls for annual rental payments of $42,840. The bookkeeping department of the Talbot Bank is located at 118 N. Dover Street. This space is leased under an operating lease expiring in January 2004 for an annual rent of $48,402.

Centreville National Bank owns real property at the location of its main office at 109 North Commerce Street, Centreville, Maryland 21617, and at its five branch locations at 2609 Centreville Road, Centreville Maryland 21617("Route 213 South Branch Office"), at 408 Thompson Creek Road, Stevensville, Maryland 21666 ("Stevensville Branch Office"), at 21913 Shore Highway, Hillsboro, Maryland 21641 ("Hillsboro Branch Office"), at 305 East High Street, Chestertown, Maryland 21620("Kent Office"), and at 850 S. 5th Avenue, Denton, Maryland 21629 ("Denton Office"). Another property, the future site of a branch of The Centreville National Bank, is owned at the intersection of Castle Marina Road and MD Rte 18, Chester, Maryland 21619

Item 3.    LEGAL PROCEEDINGS

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

There were no matters submitted for vote to shareholders in the Fourth quarter of 2001.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 2001 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Stock Prices and Dividends," page 16, and "Notes to Financial Statements - Regulatory Capital Requirements" on pages 32 and 33. The Company has issued and outstanding 5,333,023 shares of common stock, par value $0.01 per share held by 1,437 holders of record as of March 1, 2002. See also "Risk Factors - The Company's Ability to Pay Dividends is Limited" under Item I.

Item 6.    SELECTED FINANCIAL DATA

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 2001, page 17.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 2001 under "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 4 through 16. Reference is also made to the information provided under the heading "Statistical Information" in Part I, Item I, incorporated by reference herein.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Market Risk of the Company's financial instruments see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk and Interest Rate Sensitivity" on pages 15 and 16 of the Annual Report to Stockholders for the year ended December 31, 2001. The Company's principal market risk exposure is to interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 2001 under "Consolidated Financial Statements and Independent Auditors' Report" on pages 18 through 37.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A listing of Directors of the Registrant is incorporated by reference from Definitive Proxy Statement to Stockholders for the 2002 Annual Meeting under "Election of Directors," pages 1 through 5.

A listing of Executive Officers of the Registrant is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2002 Annual Meeting under "Executive Officers, " page 12 and 13.

A description of compliance with reporting requirements under Section 16(a) of the Securities and Exchange Act is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2002 Annual Meeting under "Section 16(a) Beneficial Ownership Reporting Compliance," page 12.

Item 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2002 Annual Meeting under "Executive Compensation," " Benefit Plans" and "Executive Compensation Committee Report," pages 7 through 11, under "Performance Graph," page 13, and the Director compensation discussion on page 5.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2002 Annual Meeting under "Beneficial Ownership of Common Stock," pages 5 and 6.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2002 Annual Meeting under "Election of Directors" pages 1 through 5.


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1),(2)  FINANCIAL STATEMENTS

           Consolidated Balance Sheets at December 31, 2001 and 2000

           Consolidated Statements of Income -- Years Ended December 31, 2001, 2000, and 1999

           Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements as of December 31, 2001, 2000 and 1999

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

                  13 2001 Annual Report of Shore Bancshares, Inc., filed herewith.

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

                  99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))

(b)  Reports on Form 8-K

     On December 21, 2001, the Company filed a Current Report on Form 8-K to report the pending acquisition of certain assets and assumption of certain liabilities of The Avon-Dixon Agency, Inc. and its subsidiaries.

(c)      Exhibits required by Item 601 of Regulation S-K

         See the Exhibits described in Item 14 (a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                     Shore Bancshares, Inc.

Date:    March 29, 2002              by:  /S/W. MOORHEAD VERMILYE
                                         ------------------------------
                                         W. Moorhead Vermilye, President and CEO


Date:    March 29, 2002              By:  /S/SUSAN E. LEAVERTON
                                         ----------------------------------
                                         Susan E. Leaverton, Treasurer
                                         (Principal Accounting and Financial
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Herbert L. Andrew, III           Director              March 29, 2002
-------------------------
Herbert L. Andrew, III

-------------------                 Director              March 29, 2002
Blenda W. Armistead

/s/Lloyd L. Beatty, Jr.             Director              March 29, 2002
-----------------------
Lloyd L. Beatty, Jr.

/s/Paul M. Bowman                   Director              March 29, 2002
-----------------
Paul M. Bowman

/s/David C. Bryan                   Director              March 29, 2002
------------------
David C. Bryan

/s/ Daniel T. Cannon                Director              March 29, 2002
--------------------
Daniel T. Cannon

/s/B. Vance Carmean                 Director              March 29, 2002
-------------------
B. Vance Carmean


/s/Richard C. Granville             Director              March 29, 2002
-----------------------
Richard C. Granville

/s/Neil R. LeCompte                 Director              March 29, 2002
-------------------
Neil R. Le Compte

/s/David L. Pyles                   Director              March 29, 2002
-----------------
David L. Pyles

/s/W. Moorhead Vermilye             Director              March 29, 2002
-----------------------
W. Moorhead Vermilye