Form 10-Q
period 2002-03-31
SHORE BANCSHARES INC
filed 2002-05-15
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                       N/A
                           --------------------------
Former name, former address and former fiscal year, if changed since last report

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

     As of May 1, 2002, registrant had 5,371,615 issued and outstanding shares of common stock.



                                      INDEX




Part I.

Item 1.  Financial Statements                                                           Page

     Condensed Consolidated Balance Sheets -
         March 31, 2002 (unaudited) and December 31, 2001                                  2

     Condensed Consolidated Statements of Income -
         For the three months ended March 31, 2002 and 2001 (unaudited)                    3

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
         For the three months ended March 31, 2002 and 2001 (unaudited)                    4

     Condensed Consolidated Statements of Cash Flows -
         For the three months ended March 31, 2002 and 2001 (unaudited)                    5

     Notes to Condensed Consolidated Financial Statements (unaudited)                    6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                          8-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       13

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                                 14




                                     Part I

Item 1.  Financial Statements

                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                                        March 31,       December 31,
ASSETS:                                                                   2002              2001
-------                                                              ---------------  ----------------
                                                                       (unaudited)

Cash and due from banks                                                   $ 10,040          $ 17,424
Interest bearing deposits with other banks                                   6,918            14,179
Federal funds sold                                                          36,211            20,035
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $11,528,
   $11,042, respectively)                                                   11,422            10,896
   Available for sale, at fair value                                       117,099           114,932
Loans, less allowance for credit losses ($4,298,
   $4,189, respectively)                                                   404,687           388,516
Bank premise and equipment, net                                              7,231             7,224
Accrued interest receivable on loans and investment securities               3,652             3,321
Investment in unconsolidated subsidiary                                      1,126             1,126
Goodwill and other intangible assets                                         1,473             1,475
Deferred income taxes                                                          988               681
Other real estate owned                                                         56                56
Other assets                                                                 3,107             2,538
                                                                         ---------         ---------

   TOTAL ASSETS                                                           $604,010          $582,403
                                                                         =========         =========

LIABILITIES:
------------

Deposits:
   Noninterest bearing demand                                             $ 62,741          $ 65,305
   NOW and Super NOW                                                        98,470            91,288
   Certificates of deposit $100,000 or more                                 71,895            75,096
   Other time and savings                                                  271,331           255,781
                                                                         ---------         ---------
       Total Deposits                                                      504,437           487,470

Accrued interest payable                                                       668               785
Short term borrowings                                                       20,485            17,054
Long term debt                                                               5,000             5,000
Other liabilities                                                            2,014             1,124
                                                                         ---------         ---------
   TOTAL LIABILITIES                                                       532,604           511,433
                                                                         ---------         ---------

STOCKHOLDERS' EQUITY:
---------------------
Common Stock, Par Value $.01; authorized 35,000,000 shares; issued and outstanding:
     March 31, 2002          5,331,995
     December 31, 2001       5,332,947                                          53                53
Surplus                                                                     23,020            23,039
Retained earnings                                                           48,352            47,412
Accumulated other comprehensive income (loss)                                  (19)              466
                                                                         ---------         ---------
   TOTAL STOCKHOLDERS' EQUITY                                               71,406            70,970
                                                                         ---------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $604,010          $582,403
                                                                         =========         =========
See accompanying notes to Condensed Consolidated Financial Statements.



                                                     SHORE BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                      (Dollars in thousands, except per share amounts)


                                                                                          For the three Months Ended March 31,
                                                                                                2002                2001
                                                                                          ----------------    ----------------
  INTEREST INCOME
    Loans, including fees                                                                           $7,030              $8,063
    Interest and dividends on investment securities
       Taxable                                                                                       1,516               1,549
       Tax-exempt                                                                                      106                 115
    Other interest income                                                                              153                 414
                                                                                                    ------              ------

         Total interest income                                                                       8,805              10,141
                                                                                                    ------              ------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                                                       761               1,150
       Other deposits                                                                                2,429               3,274
       Other interest                                                                                  114                 261
                                                                                                    ------              ------

         Total interest expense                                                                      3,304               4,685
                                                                                                    ------              ------

  NET INTEREST INCOME                                                                                5,501               5,456
  PROVISION FOR CREDIT LOSSES                                                                          132                  57
                                                                                                    ------              ------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                                                    5,369               5,399
                                                                                                    ------              ------

  NONINTEREST INCOME
    Service charges on deposit accounts                                                                465                 460
    Loss on sale of securities                                                                          -                   (1)
    Other noninterest income                                                                           218                 146
                                                                                                    ------              ------

         Total noninterest income                                                                      683                 605
                                                                                                    ------              ------

  NONINTEREST EXPENSE
    Salaries and employee benefits                                                                   1,840               1,745
    Expenses of premises and fixed assets                                                              369                 354
    Other noninterest expense                                                                        1,078               1,089
                                                                                                    ------              ------

    Total noninterest expense                                                                        3,287               3,188
                                                                                                    ------              ------

  INCOME BEFORE TAXES ON INCOME                                                                      2,765               2,816

  Federal and State income taxes                                                                     1,025               1,015
                                                                                                    ------              ------

  NET INCOME                                                                                        $1,740              $1,801
                                                                                                    ======              ======

    Diluted earnings per common share                                                               $  .32              $  .34
    Basic earnings per common share                                                                 $  .33              $  .34


  See accompanying notes to Condensed Consolidated Financial Statements.

                                      -3-



                                                  SHORE BANCSHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                  (Dollars in thousands)


                                                                                                        Accumulated
                                                                                                          other           Total
                                                       Common                        Retained         Comprehensive    Stockholders'
                                                        Stock          Surplus       Earnings          Income(loss)       Equity
                                                     -----------    -----------     ---------    -------------------   -------------

Balances, January 1, 2002                                  $53        $23,039         $47,412             $466             $70,970

Comprehensive income:                                        -              -           1,740                -               1,740
   Net income                                                -              -               -

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -             (485)               (485)
                                                                                                                           -------

     Total comprehensive income                                                                                              1,255

Stock repurchased and retired                                -            (21)              -                 -                (21)
Exercise of stock options                                    -              2               -                 -                  2
Cash dividends paid $0.15 per share                          -              -            (800)                -               (800)
                                                          ----        -------         -------             -----            -------

   Balances, March 31, 2002                                $53        $23,020         $48,352             $ (19)           $71,406
                                                          ====        =======         =======             =====            =======



Balances, January 1, 2001                                  $53        $22,924         $42,601             $(554)           $65,024

Comprehensive income:
   Net income                                                -              -           1,801                 -              1,801

   Other comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                              -              -               -               806                806
                                                                                                                           -------

     Total comprehensive income                                                                                              2,607
                                                                                                                           -------

Shares issued                                                -             44               -                 -                 44

Cash dividends paid $0.15 per share                          -              -            (799)                -               (799)
                                                          ----        -------         -------             -----            -------

   Balances, March 31, 2001                                $53        $22,968         $43,603             $ 252            $66,876
                                                          ====        =======         =======             =====            =======



See accompanying Notes to Condensed Consolidated Financial Statements.


                                                        SHORE BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)


                                                                                    For the Three Months Ended March 31,
                                                                                        2002                     2001
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $   1,740                 $    1,801
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         263                        221
     Discount accretion on debt securities                                                 (29)                       (88)
     Discount accretion on matured debt securities                                           8                         18
     Provision for credit losses, net                                                      109                         18
     Loss on sale of securities                                                              -                          1
     Net changes in:
       Accrued interest receivable                                                        (331)                       (29)
       Other assets                                                                       (569)                      (546)
       Accrued interest payable on deposits                                               (117)                       (12)
       Accrued expenses                                                                    890                        588
                                                                                     ---------                 ----------

       Net cash provided by operating activities                                         1,964                      1,972
                                                                                     ---------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                 14,377                     26,494
   Proceeds from sale of investment securities available for sale                            -                      1,999
   Purchase of securities available for sale                                           (17,438)                   (24,527)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                      164                      7,408
   Purchase of securities held to maturity                                                (693)                         -
   Net (increase) decrease in loans                                                    (16,280)                     5,600
   Purchase of bank premises and equipment                                                (142)                      (383)
   Proceeds from sale of premises and equipment                                              -                        (96)
                                                                                     ---------                 ----------
       Net cash (used) provided in investing activities                                (20,012)                    16,495
                                                                                     ---------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                   21,051                     (8,152)
   Net increase (decrease) in certificates of deposit                                   (4,084)                     9,225
   Net increase in securities sold under agreement to repurchase                         3,431                      1,698
   Proceeds from issuance of common stock                                                    2                         44
   Repurchase of common stock                                                              (21)                         -
   Dividends paid                                                                         (800)                      (799)
                                                                                     ---------                 ----------

       Net cash provided  by financing activities                                       19,579                      2,016
                                                       -                             ---------                 ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,531                     20,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        51,638                     39,715
                                                                                     ---------                 ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  53,169                 $   60,198
                                                                                     =========                 ==========

See accompanying notes to Condensed Consolidated Financial Statements

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. ("the Company") and its subsidiaries, The Talbot Bank of Easton, Maryland ("Talbot Bank") and The Centreville National Bank of Maryland ("Centreville National Bank"), collectively referred to as the "Banks," with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2002, the results of operations for the three-month period ended March 31, 2002 and 2001, and cash flows for the three-month period ended March 31, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the first quarter of 5,332,941 shares for 2002 and 5,324,373 shares for 2001. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the three months ended March 31, 2002 and 2001 were 5,390,859 and 5,366,485, respectively.

3) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                         March 31,          December 31,
(Dollars in thousands)                                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                                    $  976                $  561
Impaired loans with no valuation allowance                                                    530                   382
                                                                                           ------                ------
     Total impaired loans                                                                  $1,506                $  943
                                                                                           ======                ======
Allowance for credit losses applicable to impaired loans                                   $  150                $   76
Allowance for credit losses applicable to other than impaired loans                         4,148                 4,113
                                                                                           ------                ------
     Total allowance for credit losses                                                     $4,298                $4,189
                                                                                           ======                ======

Interest income on impaired loans recorded on the cash basis                               $   11                $   19
                                                                                           ======                ======

     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2002, total commitments to extend credit were approximately $111,642,000. Outstanding letters of credit were approximately $5,674,000 at March 31, 2002.

5)   In July 2001, the Financial Accounting Standards Board issued Statement No.

     141(Statement 141), "Business Combinations," and Statement No. 142 (Statement 142), "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement

     142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement 141 effective July 1, 2001and Statement 142 effective January 1, 2002.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $1,440,000, which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $140,000 for the year ended December 31, 2001. There was no amortization expense related to goodwill for the three months ended March 31, 2002.

6) On December 21, 2001, the Company reached an agreement to acquire certain assets of The Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The transaction was completed on May 1, 2002, enabling the Company to offer a full range of insurance products and services to its customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shore Bancshares, Inc. (the "Company") is the largest independent bank holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland, and The
Centreville National Bank of Maryland (collectively, the "Banks") located in Centreville, Maryland. The Banks operate 11 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. During April 2001 the Company obtained a listing under the NASDAQ Small Cap Market, trading under the symbol "SHBI." On May 1, 2002 the Company completed its acquisition of certain assets and the assumption of certain liabilities of the Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The Company will offer a full range of insurance products and services to its customers through three new wholly-owned subsidiaries, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC, all of which are Maryland limited liability companies.

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2001 audited Consolidated Financial Statements and Notes.

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

                              RESULTS OF OPERATIONS
Overview
Net income for the first quarter of 2002 was $1,740,000, a decrease of 3.4% when compared to the first quarter of 2001. On a per share basis, diluted earnings were $ .32, compared to $ .34 for the same period last year. Return on average assets was 1.18% for the first quarter of 2002, compared to 1.31% for the same period in 2001. Return on average stockholders' equity was 9.72% and 10.90% for the three months ended March 31, 2002 and 2001, respectively.


Net Interest Income
Net interest income totaled $5,501,000 for the first quarter of 2002, representing a $45,000 increase over the same period last year. Total interest income decreased $1,336,000 or 13.2%, totaling $8,805,000 for the first quarter of 2002 compared to the same period last year. Total interest expense for the quarter ended March 31, 2002 was $3,304,000, a decrease of $1,381,000 or 29.5% over last year.

The interest rate environment during the first quarter of 2002 was stable. In contrast, during the first quarter of 2001 the Federal Reserve Board decreased short-term interest rates by 150 basis points. This continued throughout 2001, with the Federal Reserve Board making a total of eleven rate cuts which resulted in a decline in short term rates for the year of 475 basis points. The rate paid for federal funds sold declined from 6.50% on January 1, 2001 to 1.75% on December 31, 2001. Correspondingly, the New York Prime rate, the index most commonly used to price loans, fell from 9.50% at January 1, 2001 to 4.75% at December 31, 2001.

Although the Company did not experience a decline in net interest income, its net interest margin declined by 25 basis points. The increased volume of earning assets was not sufficient to overcome the declining yields earned on those assets. The overall yield on loans for the three months ended March 31, 2002 was 7.17%, compared to 8.64% for the corresponding period in 2001. The average balance of loans increased $20,758,000 totaling $400,064,000 for the three months ended March 31, 2002. The yield on investment securities declined from 6.24% for the first quarter of 2001 to 5.45% for the same period in 2002, while the average balance of investment securities grew from $112,148,000 to $125,330,000 for the three months ended March 31, 2001 and 2002, respectively.

Interest and fees on loans decreased $1,033,000 due to a lower overall yield on loans for the three-month period ended March 31, 2002 when compared to the same period in 2001. Interest on investment securities declined $42,000 due to a decline in the average yield on those securities, and interest on federal funds sold and interest bearing deposits decreased $262,000 due to a decline in the overall yield earned, despite a $6,056,000 increase in volume. The overall rate earned on federal funds sold was 1.75% for the three months ended March 31, 2002, compared to 5.58% for the same period last year.

Interest expense decreased primarily as a result of lower rates paid for interest bearing deposits. The average balance of interest-bearing deposits increased $23,656,000, with $19,400,000 of that increase occurring in savings account vehicles. The average rate paid for NOW, savings and money market accounts declined 134 basis points for the period ended March 31, 2002 compared to the same period in 2001. The overall rate paid for certificates of deposit declined 112 basis points for the period ended March 31, 2002 compared to the same period in 2001. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 71.3% and 72.7% of total average earning assets at March 31, 2002 and 2001, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.


                                                                March 31, 2002                       March 31, 2001
                                                                --------------                       --------------
                                                       Average    Income      Yield           Average      Income        Yield
(Dollars in thousands)                                 Balance    Expense     Rate            Balance      Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $125,330     $1,684       5.45%        $112,148        $ 1,725        6.24%
   Loans                                              400,064      7,074       7.17%         379,306          8,077        8.64%
   Interest bearing deposits                           13,119         53       1.65%           2,978             37        4.97%
   Federal funds sold                                  22,927         99       1.75%          27,012            377        5.58%
                                                     --------     ------       -----        --------        -------        -----
   Total earning assets                               561,440      8,910       6.44%         521,444         10,216        7.94%
Noninterest earning assets                             27,055                                 27,392
                                                     --------                               --------
Total Assets                                          588,495                                548,836
                                                     ========                               ========

Interest bearing liabilities
Interest bearing deposits                             429,212      3,190       3.01%         406,556          4,424        4.41%
   Short term borrowing                                17,377         52       1.21%          17,349            180        4.22%
   Long term debt                                       5,000         62       5.04%           5,000             81        6.55%
                                                     --------     ------       -----        --------        -------        -----
   Total interest bearing liabilities                 451,589      3,304       2.07%         428,905          4,685        4.43%
Noninterest bearing liabilities                        65,301                                 53,849
Stockholders' equity                                   71,605                                 66,082
                                                     --------                               --------
Total liabilities and stockholders' equity           $588,495                               $548,836
                                                     ========                               ========
Net interest spread                                               $5,606       3.47%                        $ 5,531        3.51%
                                                                  ======                                    =======
Net interest margin                                                            4.05%                                       4.30%

                                      -9-

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances  include  nonaccrual  loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Total noninterest income increased 12.9% in the first quarter of 2002 when compared to the same period in 2001. This increase is due to increased ATM service charges and income from the sale of nondeposit products, such as mutual funds and annuities.

Noninterest Expense
Total noninterest expense, excluding income taxes and the provision for credit loan losses, increased 3.1% for the quarter ended March 31, 2002 from the comparable period in 2001. This increase is due to general increases in salaries and employee benefit costs for the period.

Income Taxes
The effective tax rate for the quarter ended March 31, 2002 was 37.0%, compared to 36.0% for the same period last year. There have been no significant changes in tax law or to the Company's tax structure which would impact the effective tax rate.

                         Analysis of Financial Condition

Loans
Loans, net of unearned income, totaled $408,985,000 at March 31, 2002, an increase of $16,280,000 or 4.1% since December 31, 2001. The increase is primarily attributable to an increase in loans secured by real estate during the quarter. Average loans, net of unearned income, increased $20,758,000 or 5.5% for the quarter ended March 31, 2001 totaling $400,064,000, compared to $379,306,000 for the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

The provision for credit losses for the three-month periods ended March 31, 2002 and 2001 was $132,000 and $57,000, respectively. The Company had net charge-offs of $23 thousand for the first quarter of 2002, compared to net charge-offs of $39 thousand for the same period last year. Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio, current trends in delinquencies and nonperforming assets, as well as past credit loss experience. Nonaccrual loans increased $563,000 during the first quarter of 2002. The increase was attributable to loans secured by real estate for which specific allocations within the allowance for credit losses have been made or charge-offs taken for amounts considered uncollectible. The allowance for credit losses as a percentage of average loans was 1.07% and 1.11% as of March 31, 2002 and 2001, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2002.

     The following table presents a summary of the activity in the allowance for credit losses:


                                                                                                  Three Months Ended March 31,
(Dollars in thousands)                                                                               2002               2001
------------------------------------------------------------------------------------------------------------------------------
Allowance balance - beginning of year                                                             $  4,189            $  4,199
Charge-offs:
   Commercial and other                                                                                  -                  16
   Real estate                                                                                          25                   3
   Consumer                                                                                             23                  34
                                                                                                  --------            --------
     Totals                                                                                             48                  53
                                                                                                  --------            --------
Recoveries:
   Commercial                                                                                            3                   3
   Real estate                                                                                           2                   -
   Consumer                                                                                             20                  11
                                                                                                  --------            --------
     Totals                                                                                             25                  14
                                                                                                  --------            --------
Net charge-offs:                                                                                        23                  39
Provision for credit losses                                                                            132                  57
                                                                                                  --------            --------
Allowance balance-ending                                                                          $  4,298            $  4,217
                                                                                                  ========            ========

Average loans outstanding during period                                                           $400,159            $379,306
                                                                                                  ========            ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                                                             .02%                .04%
                                                                                                  ========            ========
Allowance for credit losses at period end as a
   percentage of average loans                                                                        1.07%               1.11%
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

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

                                                  March 31,      December 31,
Nonperforming Assets:                               2002             2001
                                                  --------       ------------
   Nonaccrual loans                               $1,506             $  943
   Other real estate owned                            56                 56
                                                  ------             ------
                                                   1,562                999
   Past due loans                                    923              1,532
                                                  ------             ------
   Total nonperforming and past due loans         $2,485             $2,531
                                                  ======             ======

Investment Securities
Investment securities increased $2,693,000 during the first quarter of 2002 when compared to December 31, 2001. Bond yields began to increase during the first quarter of 2002, but not enough to replace the yields on bonds which matured or were called during the same period. The average balance of investment securities was $125,330,000 for the first quarter of 2002, compared to $112,148,000 for the same period in 2001. The tax equivalent yield on investment securities was 5.45% and 6.24% for the three months ended March 31, 2002 and 2001, respectively.

Deposits
Total deposits at March 31, 2002 were $504,437,000, compared to $487,470,000 at December 31, 2001. Due to the lower rates offered for certificates of deposit, much of the deposit growth was in savings account balances. Certificates of deposit of $100,000 or more declined slightly during the first quarter as the result of a temporary shift into NOW and SuperNOW accounts of a municipal depositor. Other time and savings accounts increased $15,550,000 during the three-month period ended March 31, 2002 when compared to December 31, 2001.

Borrowed Funds
Short term borrowings at March 31, 2002 and 2001 consisted of securities sold under agreements to repurchase. The Company also has a convertible advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 at March 31, 2002 and 2001. The advance is due in March 2006 and has a one-time call provision in 2004.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with its correspondent banks. The Banks are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties that Management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total stockholders' equity was $71.4 million at March 31, 2002, which is 6.8% higher than one year ago. Accumulated other comprehensive losses, which consists solely of net unrealized losses on investment securities available for sale, increased $485,000, resulting in an accumulated other comprehensive loss of $19,000 at March 31, 2002.

Bank and Company regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.
A comparison of the capital as of March 31, 2002 for the Company with the minimum requirements is presented below:

                                                             Minimum
                                      Actual              Requirements
                                      ------              ------------
   Tier 1 risk-based capital          16.78%                 4.00%
   Total risk-based capital           17.83%                 8.00%
   Leverage ratio                     11.87%                 4.00%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's principal market risk exposure is to interest rates. The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2001, the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                                                        Immediate Change in Rates
                                                     +200 Basis Points          -200 Basis Points         Policy Limit
----------------------------------------------------------------------------------------------------------------------
% Change in net interest income                               (.43)%                    (2.8%)                +25%
                                                                                                              -
% Change in fair value of capital                             (.16%)                    (4.4%)                +15%
                                                                                                              -

For more information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits

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

     21   Subsidiaries of Shore Bancshares,  Inc.  (incorporated by reference to
          Exhibit 21 of Shore Bancshares, Inc.'s Annual Report on Form 10-K filed on April 1, 2002).

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


     b)   Reports on Form 8-K.

          On May 1, 2002, the Company filed a Current Report on Form 8-K to report the acquisition of certain assets and assumption of certain liabilities of The Avon Dixon Agency, Inc. and its subsidiaries.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Shore Bancshares, Inc.


Date: May 14, 2002                    By: /s/ W. Moorhead Vermilye
                                          --------------------------------------
                                          W. Moorhead Vermilye
                                          President


Date: May 14, 2002                    By: /s/ Susan E. Leaverton
                                          --------------------------------------
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer