Form 10-Q
period 2002-06-30
SHORE BANCSHARES INC
filed 2002-08-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                       N/A
                                       ---
Former name, former address and former fiscal year,if changed since last report.

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

As of August 1, 2002, registrant had 5,371,846 issued and outstanding shares of common stock.

                                      INDEX




Part I.

Item 1.  Financial Statements                                               Page

     Condensed Consolidated Balance Sheets -
         June 30, 2002 (unaudited) and December 31, 2001                       3

     Condensed Consolidated Statements of Income -
         For the three and six months ended June 30, 2002 and 2001
         (unaudited)                                                           4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
         For the six months ended June 30, 2002 and 2001 (unaudited)           5

     Condensed Consolidated Statements of Cash Flows -
         For the six months ended June 30, 2002 and 2001 (unaudited)           6

     Notes to Condensed Consolidated Financial Statements (unaudited)        7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              9-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           13

Part II.

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 4.  Submission of  Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                     14

                                     Part I
Item 1.  Financial Statements
                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      June 30,         December 31,

ASSETS:                                                                 2002               2001
-------                                                            ------------       --------------
                                                                     (unaudited)

Cash and due from banks                                                 $16,712          $   17,424
Interest bearing deposits with other banks                                1,933              14,179
Federal funds sold                                                       31,582              20,035
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $12,509,
   $11,211, respectively)                                                12,279              10,896
   Available for sale, at fair value                                    114,853             114,932
Loans, less allowance for credit losses ($4,308,
   $4,189, respectively)                                                425,449             388,516
Premise and equipment, net                                                7,564               7,224
Accrued interest receivable on loans and investment securities            3,518               3,321
Investment in unconsolidated subsidiary                                   1,143               1,126
Goodwill                                                                  5,521               1,440
Other intangible assets                                                   1,544                  35
Deferred income taxes                                                       390                 681
Other real estate owned                                                     381                  56
Other assets                                                              4,608               2,538
                                                                     ----------          ----------

   TOTAL ASSETS                                                        $627,477          $  582,403
                                                                     ==========          ==========

LIABILITIES:

Deposits:
   Noninterest bearing demand                                           $65,685            $ 65,305
   NOW and Super NOW                                                     89,253              91,288
   Certificates of deposit $100,000 or more                              87,398              75,096
   Other time and savings                                               274,975             255,781
                                                                       --------           ---------
       Total Deposits                                                   517,311             487,470

Accrued interest payable                                                    650                 785
Short term borrowings                                                    27,494              17,054
Long term debt                                                            5,000               5,000
Other liabilities                                                         2,503               1,124
                                                                      ---------           ---------
   TOTAL LIABILITIES                                                    552,958             511,433
                                                                      ---------           ---------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 35,000,000 shares;
  issued and outstanding:
     June 30, 2002           5,371,615
     December 31, 2001       5,332,982                                       54                  53
Surplus                                                                  23,828              23,039
Retained earnings                                                        49,703              47,412
Accumulated other comprehensive income                                      934                 466
                                                                     ----------           ---------
   TOTAL STOCKHOLDERS' EQUITY                                            74,519              70,970
                                                                     ----------           ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $627,477            $582,403
                                                                     ==========           =========

See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                         For the three months ended June 30,  For the six months ended June 30,
                                                                2002             2001                2002           2001
                                                                ----             ----                ----           ----
  INTEREST INCOME
    Loans, including fees                                      $7,441           $7,882             $14,471        $15,945
    Interest and dividends on investment securities:
       Taxable                                                  1,488            1,427               3,004          2,976
       Tax-exempt                                                 114              112                 220            227
    Other interest income                                         131              360                 284            774
                                                               ------           ------             -------           ----

         Total interest income                                  9,174            9,781              17,979         19,922
                                                               ------           ------             -------         ------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                  770            1,014               1,531          2,164
       Other deposits                                           2,337            3,173               4,766          6,447
       Other interest                                             126              225                 240            486
                                                               ------           ------             -------        -------

         Total interest expense                                 3,233            4,412               6,537          9,097
                                                               ------           ------             -------          -----

  NET INTEREST INCOME                                           5,941            5,369              11,442         10,825
  PROVISION FOR CREDIT LOSSES                                      79               55                 211            112
                                                               ------           ------             -------       --------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                               5,862            5,314              11,231         10,713
                                                               ------           ------             -------         ------

  NONINTEREST INCOME
    Service charges on deposit accounts                           479              456                 944            916
    Gain(Loss) on sale of securities                                5                -                   5            (1)
    Insurance agency commissions                                  660                -                 660              -
    Other noninterest income                                      254              205                 472            350
                                                               ------           ------             -------         ------

         Total noninterest income                               1,398              661               2,081          1,265
                                                               ------           ------             -------         -----

  NONINTEREST EXPENSE
    Salaries and employee benefits                              2,325            1,788               4,165          3,533
    Expenses of premises and fixed assets                         483              402                 852            756
    Other noninterest expense                                   1,158              758               2,236          1,846
                                                               ------           ------             -------        -------

    Total noninterest expense                                   3,966            2,948               7,253          6,135
                                                               ------           ------             -------        -------


  INCOME BEFORE TAXES ON INCOME                                 3,294            3,027               6,059          5,843
  Federal and State income taxes                                1,137            1,016               2,162          2,031
                                                               ------           ------             -------          -----

  NET INCOME                                                   $2,157           $2,011              $3,897         $3,812
                                                               ======           ======             =======         ======

    Basic earnings per common share                              $.40             $.38                $.73        $   .72
    Diluted earnings per common share                            $.40             $.37                $.72        $   .71


  See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)





                                                                                                  Accumulated
                                                                                                     other            Total
                                                       Common                       Retained     Comprehensive    Stockholders'
                                                        Stock         Surplus       Earnings      Income(loss)        Equity
                                                     ---------       ---------      --------     -------------    -------------

Balances, January 1, 2002                            $      53       $ 23,039       $ 47,412            $  466        $70,970

Comprehensive income:
   Net income                                                -              -          3,897                 -          3,897

   Other comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                              -              -              -               468            468
                                                                                                                     --------

     Total comprehensive income                                                                                         4,365
                                                                                                                     --------

Shares issued                                                1            810              -                 -            811
Shares repurchased and retired                               -            (21)                               -            (21)
Cash dividends paid $0.30 per share                          -              -         (1,606)                -         (1,606)
                                                    ----------       --------        --------      -----------       --------

   Balances, June 30, 2002                          $       54       $ 23,828        $ 49,703            $ 934       $ 74,519
                                                    ==========       ========        ========      ===========       ========



Balances, January 1, 2001                            $      53       $ 22,924        $ 42,601            $(554)      $ 65,024

Comprehensive income:
Net income                                                   -              -           3,812                -          3,812

Other comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                              -              -               -              868            868
                                                                                                                     --------

     Total comprehensive income                                                                                         4,680
                                                                                                                     --------

Shares issued                                                -             89               -                -             89

Cash dividends paid $0.30 per share                          -              -         (1,597)                -         (1,597)
                                                  ------------   ------------        --------       ----------       --------

   Balances, June 30, 2001                          $       53       $ 23,013        $ 44,816       $      314       $ 68,196
                                                    ==========       ========        ========       ==========       ========





See accompanying Notes to Condensed Consolidated Financial Statements

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                      For the Six Months Ended June 30,
                                                                                        2002                      2001
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $  3,897                $  3,812
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        554                     466
     Discount accretion on debt securities                                                (46)                    (93)
     Provision for credit losses, net                                                     119                      38
     (Gain)Loss on sale of securities                                                      (5)                      1
     Loss on disposal of premises and equipment                                             2                       -
     Equity in earnings of unconsolidated subsidiary                                      (17)                    (22)
     Net changes in:
       Accrued interest receivable                                                       (197)                    290
       Other assets                                                                    (2,070)                   (438)
       Accrued interest payable on deposits                                              (135)                   (212)
       Accrued expenses                                                                 1,379                    (277)
                                                                                      -------                --------
       Net cash provided by operating activities                                        3,481                   3,565
                                                                                      -------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                33,206                  46,524
   Proceeds from sale of investment securities available for sale                         275                   3,999
   Purchase of securities available for sale                                          (32,830)                (55,455)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                   1,491                  11,526
   Purchase of securities held to maturity                                             (2,878)                      -
   Net increase in loans                                                              (37,052)                 (3,220)
   Purchase of loans                                                                        -                  (1,016)
   Purchase of premises and equipment                                                    (360)                   (661)
   Purchase of other real estate owned                                                   (325)                      -
   Proceeds from sale of loans                                                              -                      34
   Proceeds from sale of premises and equipment                                            19                       -
   Acquisition, net of stock issued                                                    (5,103)                      -
                                                                                     --------               ---------
       Net cash (used) provided in investing activities                               (43,557)                  1,731
                                                                                     --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                  20,150                  (4,059)
   Net increase (decrease) in certificates of deposit                                   9,691                  (2,117)
   Net increase in securities sold under agreement to repurchase                       10,440                   8,251
   Proceeds from issuance of common stock                                                  11                      89
   Repurchase of common stock                                                             (21)                      -
   Dividends paid                                                                      (1,606)                 (1,597)
                                                                                      -------                --------
       Net cash provided by financing activities                                       38,665                     567
                                                                                      -------                --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              (1,411)                  5,863
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       51,638                  39,715
                                                                                       ------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $50,227                $ 45,578
                                                                                      =======                ========
See accompanying notes to Condensed Consolidated Financial Statements

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. ("the Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month period ended June 30, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,345,824 shares for 2002 and 5,327,021 shares for 2001. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the six months ended June 30, 2002 and 2001 were 5,406,220 and 5,377,965, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                          June 30,           December 31,

(Dollars in thousands)                                                                      2002                  2001
-------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                                   $   614               $   561
Impaired loans with no valuation allowance                                                    536                   382
                                                                                          -------               -------
     Total impaired loans                                                                 $ 1,150               $   943
                                                                                          =======               =======
Allowance for credit losses applicable to impaired loans                                  $   129               $    76
Allowance for credit losses applicable to other than impaired loans                         4,179                 4,113
                                                                                          -------               -------
     Total allowance for credit losses                                                    $ 4,308               $ 4,189
                                                                                          =======               =======

Interest income on impaired loans recorded on the cash basis                              $    18               $    19
                                                                                          =======               =======

     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2002, total commitments to extend credit were approximately $109,334,000. Outstanding letters of credit were approximately $7,044,000 at June 30, 2002.

5) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141(Statement 141), "Business Combinations," and Statement No. 142 (Statement 142), "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement 141 effective July 1, 2001and Statement 142 effective January 1, 2002.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $1,440,000, which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $140,000 for the year ended December 31, 2001. There was no amortization expense related to goodwill for the six months ended June 30, 2002.

     The Company's other intangible assets at June 30, 2002 primarily represent unamortized intangibles related to the acquisition of The Avon Dixon Agency, Inc. on May 1, 2002. At June 30, 2002, the carrying amount of these intangibles was $1,544,000, and they are being amortized on a straight-line basis over 5 or 15 years, depending on their estimated useful lives. Amortization expense related to other intangible assets was approximately $33,000 for the six month period ended June 30, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial
     accounting  and  reporting  for  legal  obligations   associated  with  the
     retirement  of  tangible   long-lived   assets  and  the  associated  asset
     retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2002. This Statement did not have a material impact on the Company's financial statements.

6) On May 1, 2002, the Company completed its acquisition of certain assets of The Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The initial purchase price was $5,600,000 which was paid in the form of $4,800,000 cash and 39,037 shares of the Company's common stock, par value $.01 per share, valued at $800,000. An additional $1,400,000 may be payable if specific performance criteria set forth in the purchase agreement are realized. The Company recorded approximately $4,082,000 of goodwill and $1,542,000 of other intangible assets as a result of the acquisition. The Company is now offering a full range of insurance products and services to its customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Shore Bancshares, Inc. (the "Company") is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland and The Centreville National Bank of Maryland (collectively, the "Banks") located in Centreville, Maryland. The Banks operate 11 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The Company is listed on the NASDAQ Small Cap Market, trading under the symbol "SHBI." On May 1, 2002 the Company completed its acquisition of certain assets and the assumption of certain liabilities of the Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The Company is now offering a full range of insurance products and services to its customers through three new wholly-owned subsidiaries, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC ( collectively, the "Insurance Agency"). In addition, during May 2002 the Company formed Shore Pension Services, LLC, which offers retirement planning services to businesses.

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2001 audited Consolidated Financial Statements and Notes.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Critical Accounting Policies
The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning of income, recognizing an expense, recovering an asst or relieving a liability.

The Company believes its most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and internal loan processes of the Company in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from Management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change. Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on Management's continuing assessment of the global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in Management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

                              RESULTS OF OPERATIONS
Overview
Net income for the quarter ended June 30, 2002 was $2,157,000 or diluted earnings per share of $.40, compared to $2,011,000 for the second quarter of 2001, or diluted earnings per share of $.37. Net income for the six months ended June 30, 2002 was $3,897,000, compared to $3,812,000 for the same period in 2001. On a per share basis, diluted earnings for the six months ended June 30, 2002 were $ .73, compared to $ .72 for the same period last year. Return on average assets was 1.29% for the first six months of 2002, compared to 1.39% for the same period in 2001. Return on average stockholders' equity was 10.78% and 11.43% for the six months ended June 30, 2002 and 2001, respectively.

Net Interest Income
Net interest income for the quarter ended June 30, 2002 was $5,941,000 compared to $5,369,000 for the same period last year. Net interest income for the six months ended June 30, 2002 totaled $11,442,000, a $617,000 increase over the same period last year. The increase in net interest income is the result of a decline in the cost of deposits. Interest income declined in both the three and six month periods ended June 30, 2002 when compared to 2001, as a result of lower yields on earning assets. Total interest income decreased $607,000 and $1,943,000 for the three and six month periods ended June 30, 2002, respectively, when compared to the same period last year. Total interest expense for the three and six months ended June 30, 2002 was $3,233,000 and $6,537,000, respectively. This represents a decrease of $1,179,000 and $2,560,000 or 26.7% and 28.1%, respectively, when compared to the same periods last year.

The Company's net interest margin was 4.08% at June 30, 2002, 15 basis points lower than one year ago. The Company continued to increase its volume of earning assets, which averaged $571,691,000 for the six months ended June 30, 2002. Loans accounted for the most significant portion of this growth, increasing $31,078,000 to $412,030,000. The yield on earning assets declined 137 basis points to 6.37% for the six month period ended June 30, 2002, when compared to the same period in 2001.

The overall yield on loans for the six months ended June 30, 2002 was 7.07%, compared to 8.46% for the corresponding period in 2001. The average balance of loans increased $31,078,000 totaling $412,030,000 for the six months ended June 30, 2002. The yield on investment securities declined from 6.05% for the first six months of 2001 to 5.22% for the same period in 2002, while the average balance of investment securities grew from $110,938,000 to $126,990,000 for the six months ended June 30, 2001 and 2002, respectively.

Interest expense decreased primarily as a result of lower rates paid for interest bearing deposits. The average balance of interest bearing deposits increased $65,649,000, while the average rate paid for those deposits declined 142 basis points for the six months ended June 30, 2002 compared to the same period in 2001. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.1% and 72.9% of total average earning assets at June 30, 2002 and 2001, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.

                                                        June 30, 2002                    June 30, 2001
                                                        -------------                    -------------
                                                  Average    Income      Yield        Average      Income      Yield
(Dollars in thousands)                            Balance    Expense     Rate         Balance     Expense       Rate
--------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                        $126,990     $3,351      5.22%       $110,938      $3,329      6.05%
   Loans                                         412,030     14,522      7.07%        380,952      15,974      8.46%
   Interest bearing deposits                       8,176         68      1.66%          8,313         184      4.47%
   Federal funds sold                             24,495        216      1.77%         22,747         590      5.15%
                                                --------    -------      -----       --------     -------      -----
   Total earning assets                          571,691     18,157      6.37%        522,950      20,077      7.74%
Noninterest earning assets                        30,774                               27,475
                                                --------                             --------
Total Assets                                     602,465                              550,425
                                                ========                             ========



Interest bearing liabilities
   Interest bearing deposits                     439,557      6,297       2.87%             404,986       8,611      4.29%
   Short term borrowing                           19,094        115       1.21%              18,584         342      4.27%
   Long term debt                                  5,000        125       5.01%               5,000         144      5.79%
                                                --------    -------       -----            --------     -------       ----
   Total interest bearing liabilities            463,651      6,537       2.83%             428,570       9,097      4.28%
Noninterest bearing liabilities                   66,515                                     55,166
Stockholders' equity                              72,299                                     66,689
                                                --------                                     ------
Total liabilities and stockholders' equity      $602,465                                   $550,425
                                                ========                                   ========
Net interest spread                                         $11,620       3.54%                         $10,980      3.46%
                                                            =======                                     =======
Net interest margin                                                       4.08%                                      4.23%


(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Total noninterest income increased $816,000 or 64.5% for the six month period ended June 30, 2002 when compared to the same period in 2001. This increase is primarily due to the purchase of the assets of The Avon-Dixon Agency, Inc.
Insurance commission income totaled $660,000 for both the three and six month periods ended June 30, 2002. Other increases relate to increased income from ATM service charges and income from the sale of nondeposit products, such as mutual funds and annuities.

Noninterest Expense
Total noninterest expense, excluding income taxes and the provision for credit loan losses, increased $1,118,000 or 18.2% for the six month period ended June 30, 2002 from the comparable period in 2001. $632,000 of the increase is attributable to the operation of the Insurance Agency. An additional $129,000 is attributable to start up and operating costs of Shore Pension Services, LLC, and the balance is the result of increased operating expenses due to the growth of the Company.

Income Taxes
The effective tax rate for the six month period ended June 30, 2002 was 35.7%, compared to 34.8% for the same period last year. There have been no significant changes in tax law or to the Company's tax structure that would impact the effective tax rate.

                         Analysis of Financial Condition
Loans
Loans, net of unearned income, totaled $429,757,000 at June 30, 2002, an increase of $37,052,000 or 9.4% since December 31, 2001. The increase is primarily attributable to an increase in real estate lending for the first six months of the year. Average loans, net of unearned income, increased $31,078,000 or 5.5% for the quarter ended June 30, 2002 totaling $412,030,000, compared to $380,952,000 for the same period last year.

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

The provision for credit losses for the three and six month periods ended June 30, 2002 and 2001 was $79,000 and $211,000, respectively, compared to $55,000 and $112,000 for the same periods in 2001. The Company had net charge-offs of $92 thousand for the six month period ended June 30, 2002, compared to net charge-offs of $75 thousand for the same period last year. Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio, current trends in delinquencies and nonperforming assets, as well as past credit loss experience. Nonaccrual loans increased $207,000, totaling $1,150,000 at June 30, 2002. The increase was attributable to loans secured by real estate for which specific allocations within the allowance for credit losses have been made or charge-offs taken for amounts considered uncollectible. The allowance for credit losses as a percentage of average loans was 1.05% and 1.11% as of June 30, 2002 and 2001, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at June 30, 2002.

     The following table presents a summary of the activity in the allowance for credit losses:

                                                               Six months Ended June 30,
(Dollars in thousands)                                         2002                2001
Allowance balance - beginning of year                        $  4,189           $  4,199
Charge-offs:
   Commercial and other                                             3                 65
   Real estate                                                     64                  6
   Consumer                                                        88                 48
                                                             --------           --------
     Totals                                                       155                119
                                                             --------           --------
Recoveries:
   Commercial                                                       9                  6
   Real estate                                                     13                  1
   Consumer                                                        41                 37
                                                             --------           --------
     Totals                                                        63                 44
                                                             --------           --------
Net charge-offs:                                                   92                 75
Provision for credit losses                                       211                112
                                                             --------           --------
Allowance balance-ending                                       $4,308           $  4,236
                                                             ========           ========

Average loans outstanding during period                      $412,030           $380,784
                                                             ========           ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                       .04%               .04%
                                                             ========           ========
Allowance for credit losses at period end as a
   percentage of average loans                                  1.05%              1.11%
                                                             ========           ========

Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

                                                   June 30,      December 31,
Nonperforming Assets:                                2002             2001
                                                   -------       ----------
   Nonaccrual loans                                  1,150              943
   Other real estate owned                             381               56
                                                   -------       ----------
                                                     1,531              999
   Past due loans                                      614            1,532
                                                   -------       ----------
   Total nonperforming and past due loans           $2,145           $2,531
                                                   =======       ==========
Investment Securities
Investment securities increased $1,304,000 during the six month period ended June 30, 2002 when compared to December 31, 2001. The yields on bonds purchased during 2002 are much lower than the yields on similar bonds which matured or were called during the first six months of the year. The average balance of investment securities was $126,990,000 for the six months ended June 30, 2002, compared to $110,938,000 for the same period in 2001. The tax equivalent yield on investment securities was 5.22% and 6.05% for the six month period ended June 30, 2002 and 2001, respectively.

Deposits
Total deposits at June 30, 2002 were $517,311,000, compared to $487,470,000 at December 31, 2001. Due to the lower rates offered for certificates of deposit, much of the deposit growth was in interest bearing demand and savings account balances which increased $19,770,000 during the six month period ended June 30, 2002. Certificates of deposit of $100,000 or more increased $12,302,000, while other certificates of deposit declined $2,611,000.

Borrowed Funds
Short term borrowings at June 30, 2002 and 2001 consisted of securities sold under agreements to repurchase. The Company also has a convertible advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 at June 30, 2002 and 2001. The advance is due in March 2006 and has a one-time call provision in 2004.

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

Total stockholders' equity was $74.5 million at June 30, 2002, which is 9.3% higher than one year ago. Accumulated other comprehensive income, which consists solely of net unrealized gains on investment securities available for sale, increased $420,000, resulting in an accumulated other comprehensive loss of $934,000 at June 30, 2002.

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

A comparison of the capital as of June 30, 2002 for the Company with the minimum requirements is presented below:

                                                                    Minimum
                                              Actual             Requirements
                                              ------             ------------
   Tier 1 risk-based capital                  15.47%                4.00%
   Total risk-based capital                   16.49%                8.00%
   Leverage ratio                             10.86%                4.00%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's principal market risk exposure is to interest rates. The Company utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2001, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                           Immediate Change in Rates
                               +200 Basis Points -200 Basis Points  Policy Limit
--------------------------------------------------------------------------------
%Change in net interest income        (.43)%         (2.8%)            + 25%
                                                                       -
%Change in fair value of capital      (.16%)         (4.4%)            + 15%
                                                                       -

For more information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                     Part II

Item 2.  Changes in Securities and Use of Proceeds

     On May 1, 2002, the Company issued 39,037 shares of common stock, par value $.01 per share, to The Avon Dixon Agency, Inc. in payment of $800,000 due in consideration for the purchase of certain assets of The Avon Dixon Agency, Inc. and its subsidiaries pursuant to the purchase agreement by and between the parties. The Avon Dixon Agency, Inc. is an accredited investor that represented that it acquired the securities for its own account. The issuance of the securities is exempt from registration under Section 4(2) of The Securities Act of 1933 and Regulation D promulgated thereunder.

Item 4.  Submission of Matters to Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on April 24, 2002, the stockholders elected three individuals to serve as Directors until the 2005 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. The Company submitted the matter to a vote through the solicitation of proxies. The results of the election are as follows:

     Class II Nominees (Term expires 2005)     For          Against      Abstain
                                               ---          -------      -------

        Herbert L. Andrew, III             4,115,099        25,773          0
        Blenda W. Armistead                4,123,045        17,827          0
        David C. Bryan                     4,106,671        34,201          0
        Neil R. LeCompte                   4,110,013        30,859          0


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

                                 Shore Bancshares, Inc.


Date: August 14, 2002            By: /s/ W. Moorhead Vermilye
                                    --------------------------------------------
                                       W. Moorhead Vermilye
                                       President and Chief Executive Officer


Date: August 14, 2002            By: /s/ Susan E. Leaverton
                                     -------------------------------------------
                                      Susan E. Leaverton, CPA
                                      Treasurer and Principal Accounting Officer