Form 10-Q
period 2002-09-30
SHORE BANCSHARES INC
filed 2002-11-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X . No __.

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes X No __.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        As of October 31, 2002, registrant had outstanding 5,372,061 shares of common stock.

                                      INDEX



Part I.


Item 1.           Financial Statements                                      Page

  Condensed Consolidated Balance Sheets -
   September 30, 2002 (unaudited) and December 31, 2001                        3

  Condensed Consolidated Statements of Income -
   For the three and nine months ended September 30, 2002 and 2001 (unaudited) 4

  Condensed Consolidated Statements of Changes in Stockholders' Equity -
   For the nine months ended September 30, 2002 and 2001 (unaudited)           5

  Condensed Consolidated Statements of Cash Flows -
   For the nine months ended September 30, 2002 and 2001 (unaudited)           6

  Notes to Condensed Consolidated Financial Statements (unaudited)           7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                              15

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                     15


Signatures                                                                    16

Certifications                                                             17-18

Part I

Item 1.       Financial Statements

                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                    September 30,       December 31,
ASSETS:                                                                2002                 2001
-------                                                           ---------------      ----------------
                                                                   (unaudited)

Cash and due from banks                                               $    19,467         $  17,424
Interest bearing deposits with other banks                                  6,962            14,179
Federal funds sold                                                         33,254            20,035
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $13,919,
   $11,042, respectively)                                                  13,501            10,896
   Available for sale, at fair value                                      107,361           114,932
Loans, less allowance for credit losses ($4,086,
   $4,189, respectively)                                                  432,762           388,516
Premises and equipment, net                                                 7,803             7,224
Accrued interest receivable on loans and investment securities              3,364             3,321
Investment in unconsolidated subsidiary                                     1,147             1,126
Goodwill                                                                    5,521             1,440
Other intangible assets                                                     1,479                35
Deferred income taxes                                                         215               681
Other real estate owned                                                         9                56
Other assets                                                                3,778             2,538
                                                                      -----------       -----------

   TOTAL ASSETS                                                          $636,623          $582,403
                                                                         ========          ========

LIABILITIES:
Deposits:
   Non-interest bearing demand                                          $  68,076         $  65,305
   NOW and Super NOW                                                       92,667            91,288
   Certificates of deposit $100,000 or more                                92,600            75,096
   Other time and savings                                                 273,996           255,781
                                                                        ---------         ---------
       Total Deposits                                                     527,339           487,470

Accrued interest payable                                                      656               785
Short term borrowings                                                      24,328            17,054
Long term debt                                                              5,000             5,000
Other liabilities                                                           2,800             1,124
                                                                       ----------         ---------

   TOTAL LIABILITIES                                                      560,123           511,433
                                                                       ----------         ---------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 35,000,000 shares; issued and outstanding:
     September 30, 2002     5,371,893
     December 31, 2001      5,332,947                                          54                53
Additional paid in capital                                                 23,833            23,039
Retained earnings                                                          51,385            47,412
Accumulated other comprehensive income (loss)                               1,228               466
                                                                        ---------         ---------

   TOTAL STOCKHOLDERS' EQUITY                                              76,500            70,970
                                                                        ---------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $636,623          $582,403
                                                                         ========          ========


See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                    For the three months ended September 30, For the nine months ended September 30,
                                                              2002           2001                      2002           2001
                                                              ----           ----                      ----           ----
INTEREST INCOME
  Loans, including fees                                     $ 7,687        $ 7,801                    $22,158        $23,746
  Interest and dividends on investment securities:
     Taxable                                                  1,374          1,280                      4,378          4,256
     Tax-exempt                                                 124            191                        344            418
  Other interest income                                         150            415                        434          1,189
                                                            -------        -------                   --------        -------

       Total interest income                                  9,335          9,687                     27,314         29,609
                                                             ------         ------                     ------         ------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                  756            958                      2,287          3,122
     Other deposits                                           2,143          3,059                      6,909          9,506
     Other interest                                             131            198                        371            684
                                                              -----         ------                     ------          -----

       Total interest expense                                 3,030          4,215                      9,567         13,312
                                                              -----         ------                      -----         ------

NET INTEREST INCOME                                           6,305          5,472                     17,747         16,297
PROVISION FOR CREDIT LOSSES                                      66             56                        277            168
                                                           --------        -------                   --------       --------

NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                               6,239          5,416                     17,470         16,129
                                                              -----         ------                     ------         ------

NONINTEREST INCOME
  Service charges on deposit accounts                           477            454                      1,421          1,370
  Gain(loss) on sale of securities                               18              -                         23            (1)
  Insurance agency commissions                                1,078              -                      1,738              -
  Other noninterest income                                      241            216                        713            566
                                                              -----         ------                     ------          -----

       Total noninterest income                               1,814            670                      3,895          1,935
                                                             ------           ----                      -----          -----

NONINTEREST EXPENSE
  Salaries and employee benefits                              2,596          1,740                      6,761          5,273
  Expenses of premises and fixed assets                         454            340                      1,306          1,096
  Other noninterest expense                                   1,177            877                      3,413          2,723
                                                             ------         ------                    -------        -------

  Total noninterest expense                                  4,227           2,957                     11,480          9,092
                                                             -----          ------                    -------        -------


INCOME BEFORE TAXES ON INCOME                                3,826           3,129                      9,885          8,972
Federal and State income taxes                               1,338           1,111                      3,500          3,142
                                                          --------         -------                      -----          -----

NET INCOME                                                  $2,488          $2,018                     $6,385         $5,830
                                                            ======          ======                     ======         ======

  Basic earnings per common share                         $    .46         $   .37                   $   1.19       $   1.09
  Diluted earnings per common share                       $    .46         $   .37                   $   1.18       $   1.08


See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)





                                                                                                    Accumulated
                                                                                                       Other               Total
                                                        Common                       Retained      Comprehensive       Stockholders'
                                                        Stock          Surplus       Earnings       Income(loss)           Equity
                                                     -----------    -----------     ---------    ---------------       -------------

Balances, January 1, 2002                           $       53       $ 23,039        $ 47,412            $  466            $70,970

Comprehensive income:
   Net income                                                -              -           6,385                 -              6,385
   Other comprehensive income, net of tax:
     Unrealized gain on available for sale
     securities                                              -              -               -               762                762
                                                                                                                         ---------

     Total comprehensive income                                                                                              7,147
                                                                                                                         ---------

Shares issued for employee benefit plans                     -             15              -                -                 15
Shares issued for acquisition of insurance
   agency                                                    1            800              -                -                801

Shares repurchased and retired                               -            (21)              -                -                (21)

Cash dividends paid $0.45 per share                          -              -          (2,412)               -             (2,412)
                                                  ------------    ------------    ------------     ------------      -------------

   Balances, September 30, 2002                     $       54       $ 23,833        $ 51,385          $  1,228           $ 76,500
                                                    ==========       ========        ========         =========           ========


Balances, January 1, 2001                           $       53       $ 22,924        $ 42,601          $   (554)          $ 65,024

Comprehensive income:
   Net income                                                -              -           5,830                 -              5,830
   Other comprehensive income, net of tax:
     Unrealized gain on available for sale
     securities                                              -              -               -             1,632              1,632
                                                                                                                         ---------

     Total comprehensive income                                                                                              7,462
                                                                                                                         ---------

Shares issued for employee benefit plans                     -             89               -                 -                 89

Cash dividends paid $0.45 per share                          -              -           (2,397)               -             (2,397)
                                                  ------------    -----------     ------------     ------------      -------------

   Balances, September 30, 2001                     $       53       $ 23,013         $ 46,034         $  1,078           $ 70,178
                                                    ==========       ========         ========         ========          =========





See accompanying Notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                    For the Nine Months Ended  September 30,
                                                                                        2002                      2001
                                                                                   ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $    6,385          $      5,830
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             923                   718
     Discount accretion on debt securities                                                     (92)                 (115)
     Provision for credit losses, net                                                         (102)                   47
     Deferred income taxes                                                                     (13)                    -
     (Gain) loss on sale of securities                                                         (23)                    1
     Loss on disposal of premises and equipment                                                  2                     -
     Loss on other real estate owned                                                             4                     -
     Equity in earnings of unconsolidated subsidiary                                           (21)                    -
     Net changes in:
       Accrued interest receivable                                                             (43)                  (80)
       Other assets                                                                         (1,240)                 (607)
       Accrued interest payable on deposits                                                   (129)                 (146)
       Accrued expenses                                                                      1,676                   748
                                                                                    ---------------              --------
     Net cash provided by operating activities                                               7,327                 6,396
                                                                                    ---------------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                     63,390                60,526
   Proceeds from sale of investment securities available for sale                            3,017                 3,999
   Purchase of securities available for sale                                               (57,864)              (77,711)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                        1,754                12,689
   Purchase of securities held to maturity                                                  (4,367)                 (546)
   Net increase in loans                                                                   (44,144)              (10,950)
   Purchase of loans                                                                            -                   (508)
   Proceeds from sale of loans                                                                  -                     34
   Purchase of premises and equipment                                                         (753)                 (733)
   Proceeds from sale of premises and equipment                                                 19                     -
   Purchase other real estate owned                                                              -                   (47)
   Proceeds from sale of other real estate owned                                                43                     -
   Acquisition, net of stock issued                                                         (5,103)                    -
                                                                                    ---------------           -------------
     Net cash used in investing activities                                                ( 44,008)              (13,247)
                                                                                    ---------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                       24,262                 6,542
   Net increase in certificates of deposit                                                  15,607                 7,658
   Net increase in securities sold under agreement to repurchase                             7,274                 4,385
   Proceeds from issuance of common stock                                                       16                    89
   Repurchase of common stock                                                                  (21)                    -
   Dividends paid                                                                           (2,412)               (2,397)
                                                                                     --------------          --------------
       Net cash provided by financing activities                                            44,726                16,277
                                                                                     --------------          --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    8,045                 9,426
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            51,638                39,715
                                                                                     -------------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $      59,683             $   49,141
                                                                                     =============           ==============


See accompanying Notes to Condensed Consolidated Financial Statements.

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001, have been included. All such adjustments are of a normal recurring nature. There have been no significant changes to the Company's accounting policies as disclosed in the 2001 Annual Report. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,354,573 shares for 2002 and 5,329,030 shares for 2001. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the nine months ended September 30, 2002 and 2001 were 5,415,176 and 5,381,339, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                     September 30,          December 31,
(Dollars in thousands)                                                                       2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a specific allowance                                                 $     20                $  561
Impaired loans with a general allowance                                                       734                   382
                                                                                         --------                ------
     Total impaired loans                                                                $    754                $  943
                                                                                         ========                ======

Allowance for credit losses applicable to impaired loans                                 $     70                $   76
Allowance for credit losses applicable to other than impaired loans                         4,016                 4,113
                                                                                           -------               ------
     Total allowance for credit losses                                                   $  4,086                $4,189
                                                                                          ========               ======

Interest income on impaired loans recorded on the cash basis                             $     27                $   19
                                                                                        =========                ======

         Impaired loans do not include groups of smaller balance homogeneous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2002, total commitments to extend credit were approximately $120,672,000. Outstanding letters of credit were approximately $ 6,301,000 at September 30, 2002.

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

         As of January 1, 2002, the Company had $1,440,000 of goodwill recorded that was a result of the acquisition of a financial institution that occurred in 1997. The transaction qualified as a purchase business combination under APB 16, "Business Combinations". On May 1, 2002, $4,081,000 additional goodwill was recorded as a result of the acquisition of certain assets of The Avon-Dixon Agency, Inc. and its subsidiaries. The transaction was accounted for under SFAS No. 141, "Business Combinations". Each transferred set of assets and activities meets the definition of a business under EITF 98-3.

         Under the provisions of SFAS NO. 142, goodwill was subject to an initial assessment of impairment. The Company completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change.

         The Company adopted SFAS NO. 142 effective January 1, 2002. The following presents the net income that would have been reported (pro-forma) had SFAS No. 142 been implemented January 1, 2001.

 (Dollars and amounts in thousands, except                        Three Months Ended                    Nine Months Ended
  per share data)                                                   September 30,                         September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                  2002           2001                2002         2001
                                                                  ----           ----                ----         ----

Reported net income                                             $2,488         $2,018              $6,385       $5,830
Add back:  goodwill amortization, net of tax effect                  -             35                   -          105
                                                             ---------     ----------             -------       ------
Pro-forma net income                                           $ 2,488         $2,053              $6,385       $5,935
                                                                 =====          =====               =====        =====

Basic net income per share:
    Reported net income                                          $ .46          $ .37               $1.19        $1.09
    Goodwill amortization                                            -            .02                   -          .02
                                                             ---------     ----------             -------      -------
Pro-forma net income per share                                   $ .46          $ .39               $1.19        $1.11
                                                                  ====           ====                ====         ====

Diluted net income per share:
    Reported net income                                          $ .46          $ .37               $1.18        $1.08
    Goodwill amortization                                            -            .01                   -          .01
                                                             ---------     ----------             -------      -------
Pro-forma net income per share                                   $ .46          $ .38               $1.18        $1.09
                                                                  ====           ====                ====         ====

         The Company's other intangible assets at September 30, 2002 primarily represent unamortized intangibles related to the acquisition of The Avon-Dixon Agency, Inc. and its subsidiaries on May 1, 2002. At September 30, 2002, the carrying amount of these intangibles was $1,544,000, and they are being amortized on a straight-line basis over 5 or 15 years, depending on their estimated useful lives. Amortization expense related to other intangible assets was approximately $98,000 for the nine-month period ended September 30, 2002.

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

7) On November 1, 2002 the Company's subsidiary, The Avon-Dixon Agency, LLC completed it's acquisition of certain assets of W. M. Freestate & Son, Inc. a full service insurance agency located in Centreville, Maryland. The initial purchase price was $768,750 which was paid in cash. An additional $512,200 may be payable if certain performance criteria set forth in the purchase agreement are realized.

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

Forward-Looking  Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from such forward looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Critical Accounting Policies
The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.

The Company believes its most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and internal loan processes of the Company, in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from Management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change. Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on Management's continuing assessment of the global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio. Allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in Management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

                              RESULTS OF OPERATIONS

Overview
Net income for the nine months ended September 30, 2002 was $6,385,000, an increase of 9.5% when compared to $5,830,000 for the same period in 2001. On a per share basis, diluted earnings were $1.18, compared to $1.08 for the same period last year. Return on average assets was 1.47% for the first nine months of 2002 compared to 1.40% for the first nine months of 2001. Return on average stockholders' equity increased from 11.53% at September 30, 2001 to 11.66% for the first nine months of 2002.

Net income increased $470,000, totaling $2,488,000 for the third quarter of 2002, compared to $2,018,000 for the same period in 2001. On a per share basis, diluted earnings were $0.46 for the quarter, compared to $0.37 for the same period in 2001. Interest rates remained stable during the first nine months of 2002, however the overall yields on earning assets continues to decline as assets reprice and new assets are recorded at currently low interest rates. The average yield on earning assets was 6.36% for the nine-month period ending September 30, 2002 compared to7.56% for the same period last year. The overall rate paid for interest bearing deposits has also declined to 2.75% at September 30, 2002, compared to 4.14% one year ago. The interest rates paid for all deposits have declined as those deposits matured and repriced in the current rate environment.

The average balance of loans increased $35,839,000 to $419,500,000 at September 30, 2002 when compared to September 30, 2001. The average balance of federal funds sold and interest bearing deposits with other banks increased $1,121,000 for the nine-month period ended September 30, 2002 when compared to the same period last year. The average balance of investment securities was $127,113,000 at September 30, 2002, an increase of $15,189,000 when compared to the same period last year. Average deposits increased $49,318,000 to $510,710,000 at September 30, 2002 compared to one year ago.

Net Interest Income
For the three months ended September 30, 2002 net interest income was $833,000 higher than the same period in 2001. The increase is the result of a $1,185,000 decrease in interest expense, primarily related to lower rates paid for deposits. Total interest income for the period declined $352,000 as a result of lower yields on earning assets.

Net interest income totaled $17,747,000 for the nine months ended September 30, 2002, representing an increase of $1,450,000 or 8.9% over the same period last year. Total interest income declined $2,295,000 or 7.8%, totaling $27,314,000 for the nine months ended September 30, 2002 compared to the same period last year. Total interest expense for the nine months ended September 30, 2002 was $9,567,000, a reduction of $3,745,000 or 28.1% compared to last year.

During November 2002, in response to continued weakness in the economy, the Federal Reserve cut short term interest rates by 50 basis points. During the first nine months of 2002 there had been no rate cuts, and the federal funds rate remained stable at 1.75%. The Federal Reserve cut short-term interest rates eight times during the nine-month period ended September 30, 2001, for a total of 350 basis points decline in short term rates. Yields on investment securities declined during the nine-month period as the major stock market indices continued to decline, and more investors looked to government quality investments. Loan demand remained strong, however the market for those loans is competitive. In an effort to offset the declining yields on loans, as well as the reinvestment rates available on investment securities, the Company continues to reduce the rates paid for deposits. For the nine-month period ended September 30, 2002, the Company's net interest margin declined only 4 basis points, compared to the same period last year. A further decline in the net interest margin is likely as earning assets are reinvested in the currently low interest rate environment and the Company's ability to further reduce the rates paid for interest bearing liabilities is limited.

Interest and fees on loans declined $1,588,000 due to declining yields on loans for the nine-month period ended September 30, 2002 when compared to the same period in 2001. The average yield on loans declined from 8.29% to 7.09% for the nine-month period ended September 30, 2002 when compared to the same period last year. Interest on investment securities increased $48,000 due to increased volume of investments for the nine-month period ended September 30, 2002. Interest on federal funds sold and interest bearing deposits with other banks decreased $755,000 due to lower rates despite increased volume. The overall rate earned on federal funds sold was 1.76% for the nine months ended September 30, 2002, compared to 4.65% for the same period last year. The average rate earned on interest bearing deposits with other banks was 1.67% for the nine months ended September 30, 2002.

Interest expense declined as a result of reductions in the overall rates paid for deposits and other short term borrowings. The average rate paid for certificates of deposit decreased 141 basis points from 5.59% for the nine months ended September 30, 2001 to 4.18% for the nine months ended September 30, 2002. Average interest bearing deposits at September 30, 2002 were $446,808,000, an increase of $39,429,000 when compared to the same period in 2001. The average rate paid for NOW, savings and money market accounts was 1.23% for the nine-month period ended September 30, 2002 compared to 2.34% for the same period in 2001.

On a tax equivalent basis, net interest income for the nine months ended September 30, 2002 was $1,484,000 higher than the same period last year due primarily to a decline in interest expense. The net interest margin was 4.15% when compared to 4.19% one year ago. The overall yield on earning assets declined 120 basis points to 6.36% and the overall rate paid for interest bearing liabilities declined 141 basis points to 2.71% for the nine-month period ended September 30, 2002 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.3% and 72.7% of total average earning assets at September 30, 2002 and 2001, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first nine months of the year.

                                                            September 30, 2002                      September 30, 2001
                                                            ------------------                      ------------------
                                                       Average    Income      Yield          Average      Income         Yield
(Dollars in thousands)                                 Balance    Expense     Rate           Balance      Expense        Rate
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $127,113    $ 4,918       5.10%        $111,924       $ 4,967        5.93%
   Loans                                              419,500     22,231       7.09%         383,661        23,792        8.29%
   Interest bearing deposits
          with other banks                              7,736         96       1.67%        10,277             307        3.99%
   Federal funds sold                                  25,696        337       1.76%          22,034           777        4.65%
                                                   ----------  ---------       -----    ------------      --------     --------
   Total earning assets                              $580,045    $27,582       6.36%        $527,896       $29,843        7.56%
Non-interest earning assets                            32,132                               $ 27,724
                                                       ------                               --------
    Total Assets                                     $612,177                               $555,620
                                                     ========                               ========
Interest bearing liabilities
   Interest bearing deposits                         $446,808     $9,196       2.75%        $407,379       $12,628        4.14%
   Short term borrowing                                20,311        183       1.20%          19,147           477        3.32%
   Long term debt                                       5,000        188       5.04%           5,000           207        5.54%
                                                   ----------  ---------       -----    ------------      --------        -----
   Total interest bearing liabilities                $472,119     $9,567       2.71%        $431,526       $13,312        4.12%
Non-interest bearing liabilities                       66,848                                 56,668
Stockholders' equity                                   73,210                                 67,426
                                                   ----------                           ------------
Total liabilities and stockholders' equity           $612,177                               $555,620
                                                     ========                               ========

Net interest spread                                              $18,015       3.65%                       $16,531        3.43%
                                                                 =======                                   =======
Net interest margin                                                            4.15%                                      4.19%


(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include non-accrual loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.

Non-interest Income
Total non-interest income for the three- and nine-month periods ended September 30, 2002 increased $1,144,000 and $1,960,000, respectively, when compared to the same period in 2001. The increase is primarily attributable to insurance commission income resulting from the purchase of the assets of The Avon-Dixon Agency, Inc. and its subsidiaries on May 1, 2002. Insurance agency commissions for the three- and nine-month periods ended September 30, 2002 were $1,078,000 and $1,738,000, respectively. In addition, the Company had increased income from service charges, earnings of an unconsolidated subsidiary, and income from the sale of nondeposit investment products.

Non-interest Expense
Total non-interest expense increased $1,270,000 and $2,388,000 for the three- and nine-month periods ended September 30, 2002 from the comparable period in 2001. Operation of the Company's insurance subsidiaries accounted for $978,000 and $1,610,000 of the increase during the three- and nine-months periods ended September 30, 2002, respectively, when compared to the same periods in 2001. Other increases relate to the start up costs associated with new products and services as well as general increases in overhead resulting form the growth of the Company.

Income Taxes
The effective tax rates for the three- and nine-month periods ended September 30,2002 were 35% and 35.4%, respectively, compared to 35.5% and 35%, respectively, for the same periods last year. There have been no significant changes in tax law or to the Company's tax structure which would materially impact the effective tax rate.

                         Analysis of Financial Condition

Loans
Loans,  net  of  allowance  for  credit  losses  and  unearned  income,  totaled
$432,762,000  at September  30, 2002, an increase of  $44,246,000  or 11.4% from
December 31, 2001. The increase is attributable to increased real estate lending during the year. Average loans, net of unearned income, for the nine-month period ended September 30, 2002 totaled $419,500,000, compared to $383,661,000 for the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as collective evaluation of smaller balance homogeneous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

The provision for credit losses was $56,000 and $277,000 for the three- and nine-month periods ended September 30, 2002, respectively, an increase of $10,000 and $109,000, respectively, when compared to the same periods last year. The increased provision is the result of continued growth in loans, identification of an increased number of watch list loans throughout the periods, as well as general economic conditions and other factors considered in the Company's methodology. A decline in nonaccrual loans and loan delinquencies during the three- and nine-month periods did not result in a decline in the provision because the loans were predominately real estate secured and posed little loss exposure to the Company. Net charge-offs for the three- and nine-month periods were $288,000 and $92,000, respectively, compared to net charge-offs of $46,000 and $121,000, respectively, for the same periods last year. The allowance for credit losses as a percentage of average loans was .97% and 1.11% as of September 30, 2002 and 2001, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance credit losses is adequate at September 30, 2002.

The following table presents a summary of the activity in the allowance for credit losses.

                                                           Nine Months Ended September 30,
(Dollars in thousands)                                            2002              2001
------------------------------------------------------------------------------------------

Allowance balance - beginning of year                         $  4,189          $  4,199
Charge-offs:
   Commercial and other                                            273               110
   Real estate                                                      64                 6
   Consumer                                                        128                85
                                                              --------        ----------
     Totals                                                        465               201
                                                             ---------           -------
Recoveries:
   Commercial                                                       14                33
   Real estate                                                      14                 1
   Consumer                                                         57                46
                                                            ----------           -------
     Totals                                                         85               80
                                                             ---------           -------
Net charge-offs:                                                   380               121
Provision for credit losses                                        277               168
                                                            ----------              ----
Allowance balance-ending                                     $   4,086           $ 4,246
                                                             =========          ========

Average loans outstanding during period                       $419,500          $383,661
                                                              ========          ========

Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                        .12%              .04%
                                                                  ====        ==========
Allowance for credit losses at period end as a
   percentage of average loans                                    .97%             1.11%
                                                                  ====          ========

The general economic conditions in the Company's market area remain strong; however, because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and non-performing assets of the Company.

                                                 September 30,    December 31,
Non-performing Assets:                               2002             2001
                                                ------------     ------------
 Non-accrual loans                                    754               943
 Other real estate owned                                9                56
                                                   ------            ------
                                                      763               999
 Past due loans                                       244             1,532
                                                   ------            ------
 Total non-performing and past due loans           $1,007            $2,531
                                                   ======            ======

Investment Securities
Investment securities decreased $4,966,000 during the nine-month period ended September 30, 2002 when compared to December 31, 2001. The average balance of investment securities was $127,113,000 for the nine-month period ended September 30, 2002, compared to $111,924,000 for the same period in 2001. At September 30, 2002, the overall yield on investment securities was 5.10%, an 83 basis point decrease from 5.93% at September 30, 2001, on a tax equivalent basis.

Deposits
Total deposits at September 30, 2002 were $527,339,000, compared to $487,470,000 at December 31, 2001. Certificate of deposit rates declined significantly during 2002 as the result of lower overall interest rates. Many depositors began leaving money in shorter term certificates of deposit or money management accounts hoping that rates would increase. Certificates of deposit greater than $100,000 increased $17,504,000 during the nine-month period ended September 30, 2002 primarily as a result of an increase in municipal deposits. Other time and savings accounts increased $18,215,000 during the nine-month period ended September 30, 2002, and noninterest and interest bearing transaction accounts increased $2,771,000 during the same period.

Borrowed Funds
Short term borrowings, which consist of securities sold under agreements to repurchase, increased $7,274,000, totaling $24,328,000 at September 30, 2002 when compared to December 31, 2001. The average rate paid for short term borrowings was 1.20% and 3.32% at September 30, 2002 and 2001, respectively. The Company also has an advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 outstanding at September 30, 2002 and 2001. As of September 30, 2002, the interest rate on the advance was 4.97%.

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

Total stockholders' equity was $76,500,000 at September 30, 2002, an increase of 7.8% when compared to December 31, 2001. Accumulated other comprehensive income, which consists solely of net unrealized gains and losses on investment securities available for sale, increased $762,000 since December 31, 2001, resulting in accumulated other comprehensive income at September 30, 2002 of $1,228,000.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the capital as of September 30, 2002 with the minimum requirements is presented below.


                                                               Minimum
                                          Actual             Requirements
                                          ------             ------------
   Tier 1 risk-based capital              15.42%                4.00%
   Total risk-based capital               16.37%                8.00%
   Leverage ratio                         10.87%                4.00%



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



                                        Immediate Change in Rates
                                        -------------------------
                                +200 Basis Points -200 Basis Points Policy Limit
--------------------------------------------------------------------------------
%Change in net interest income        (.43)%         (2.8)%             + 25%
                                                                        -
%Change in fair value of capital      (.16)%          4.4%              + 15%
                                                                        -

The Company continuously monitors exposure to interest rates and was within the policy guidelines established as of June 30, 2002, the most recent simulation analysis available. For more information regarding market risk and the Company's objectives and strategies in managing market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

         (a)      Evaluation of Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) that are designed to provide material information about the Company to the chief executive officer and the chief financial officer in a timely manner so that such information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934. The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company's current internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report and have each concluded that such disclosure controls and procedures are effective.

         (b)      Changes in Internal Controls

         There  have  been no  significant  changes  in the  Company's  internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer. Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company's internal controls, so no corrective actions have been taken with respect to such internal controls.


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

                                Shore Bancshares, Inc.


Date: November 14, 2002         By: /s/ W. Moorhead Vermilye
                                ---------------------------------------------
                                    W. Moorhead Vermilye
                                    President/CEO


Date: November 14, 2002        By: /s/ Susan E. Leaverton
                               ----------------------------------------------
                                   Susan E. Leaverton, CPA
                                   Treasurer/Principal Accounting Officer

                                 CERTIFICATIONS


I, W. Moorhead Vermilye, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "Report") of Shore Bancshares, Inc. (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: November 14, 2002                          /s/ W. Moorhead Vermilye
                                                 -------------------------------
                                         By:     W. Moorhead Vermilye
                                         Title:  President/CEO

I, Susan E. Leaverton, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "Report") of Shore Bancshares, Inc. (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: November 14, 2002                        /s/ Susan E. Leaverton
                                               ---------------------------------
                                          By:  Susan E. Leaverton
                                          Title:  Treasurer/Principal Accounting
                                                  Officer

                                 EXHIBIT INDEX
                                 -------------


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