Form 10-K
period 2002-12-31
SHORE BANCSHARES INC
filed 2003-03-31
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                     0-22345
                               Commission File No.

                             SHORE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                   52-1974638
     -------------------------------                  -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

     18 EAST DOVER STREET, EASTON, MARYLAND                  21601
     ---------------------------------------                 -----
     (Address of Principal Executive Offices)             (Zip Code)

                                 (410) 822-1400

               Registrant's Telephone Number, Including Area Code

        Securities Registered pursuant to Section 12(b) of the Act: None.

  Securities Registered pursuant to Section 12(g) of the Act: Common Stock Par
                                   Value $.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes  X     No
        -----     ----

           The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of June 27, 2002 was $104,512,989.

           The number of shares outstanding of the registrant's common stock as of March 12, 2003 was 5,372,612.

                       Documents Incorporated by Reference

     Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this report. Except for the portions of this Annual Report that is expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission. Portions of the Shore Bancshares, Inc. definitive Proxy Statement for its 2003 Annual Stockholders' Meeting are incorporated by reference into Part III of this report.

                                       FORM 10-K INDEX

                                                                                       Page(s)
                                     Part I
Item 1.      Business                                                                     3
Item 2.      Properties                                                                  14
Item 3.      Legal Proceedings                                                           14
Item 4.      Submission of Matters to a Vote of Security Holders                         14

                                     Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters       14
Item 6.      Selected Financial Data                                                     15
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   15
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                  15
Item 8.      Financial Statements and Supplementary Data  15
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                        16

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant                          16
Item 11.     Executive Compensation                                                      16
Item 12.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                                 16
Item 13.     Certain Relationships and Related Transactions
Item 14.     Controls and Procedures                                                     16

                                     Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K            17

Signatures                                                                               19
Certifications                                                                        20-21
Exhibit List                                                                             22


                                     PART I

ITEM 1.    BUSINESS

GENERAL

Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of banking through its two bank subsidiaries, The Centreville National Bank of Maryland ("Centreville National Bank") and The Talbot Bank of Easton, Maryland ("Talbot Bank"), collectively referred to as the "Banks". Centreville National Bank commenced operations in 1876 and is a national banking organization. Talbot Bank commenced operations in 1885 and is a commercial bank chartered under the laws of the State of Maryland. The Banks operate twelve full service branches and seventeen Automated Teller Machines ("ATM's"), providing a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent, Queen Anne's, Caroline, Talbot and Dorchester counties in Maryland. Deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

The Company also engages in insurance producer activities and insurance premium finance activities through The Avon Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC, collectively referred to as the "insurance subsidiaries". The insurance subsidiaries were formed as a result of the Company's acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002. On November 1, 2002, The Avon-Dixon Agency, LLC completed its acquisition of certain assets of W.M. Freestate & Son, Inc., a full-service insurance producer firm owned by Mark M. Freestate, who serves on the Board of Directors of Centreville National Bank.

The Company also formed an investment advisory firm, Wye Financial Services, LLC ("Wye Financial") during 2002 in order to provide a variety of financial planning services to the Company's customers.

The Company currently has 5,372,612 shares of common stock, par value $0.01 per share ("shares") held by 1,439 holders of record on March 12, 2003.

The Company's and Talbot Bank's main office is located in Talbot County, Maryland, at 18 East Dover Street, Easton, Maryland 21601. Centreville National Bank's main office is located at 109 North Commerce Street, Centreville, Maryland 21617. The insurance subsidiaries main office is at 106 N. Harrison Street, Easton, Maryland 21601. As of December 31, 2002, the Company had assets of approximately $654 million, net loans of approximately $435 million, and deposits of approximately $545 million. Stockholders' equity at December 31, 2002 was approximately $78 million.

BANKING PRODUCTS AND SERVICES

The Banks are independent community banks and serve businesses and individuals in their respective market areas. Services offered are essentially the same as those offered by larger regional institutions that compete with the Banks. Services provided to businesses include commercial checking, savings, certificate of deposit and overnight investment sweep accounts. The Banks offer all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition development, construction loans and letters of credit. Merchant credit card clearing services are available as well as direct deposit of payroll, internet banking and telephone banking services.

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

The Company also originates and sells long term fixed rate residential mortgage loans on the secondary market. These loans are not typically funded by the Company, however the Company receives a commission upon settlement.

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

COMPETITIVE CONDITIONS

The Company is subject to substantial competition in all aspects of its business. Recent changes in federal banking laws have resulted in an even greater degree of competition in the banking industry. The Company competes with larger regional banks and other locally owned banks within its market area. Some regional banks have resources substantially greater than the Company, which can often give them a competitive advantage. The Company competes for loans and deposits against these institutions, as well as credit unions, savings institutions, brokerage firms, insurance companies and mortgage companies.

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

The following table sets forth deposit data for Kent, Queen Anne's, Caroline, Talbot and Dorchester Counties as of June 30, 2002, the most recent date for which comparative information is available.


                                                                                   % of
Kent County                                                 Deposits               Total
-------------------------------------------------------------------------------------------
                                                        (in thousands)
Peoples Bank of Kent County, Maryland                        $129,165              33.79%
The Chestertown Bank of Maryland                              121,443              31.77
Chesapeake Bank and Trust Co.                                  51,986              13.60
Farmers Bank of Maryland                                       32,466               8.49
SunTrust Bank                                                  23,763               6.22
THE CENTREVILLE NATIONAL BANK OF MARYLAND                      23,434               6.13
                                                             --------            -------
             Total                                           $382,257             100.00%
                                                             ========            =======

SOURCE:  FDIC DATABOOK

                                                                                     % of
Queen Anne's County                                       Deposits                   Total
-------------------------------------------------------------------------------------------
                                                        (in thousands)
The Queenstown Bank of Maryland                              $197,179               39.77%
THE CENTREVILLE NATIONAL BANK OF MARYLAND                     151,911               30.64
Bank of America, National Association                          43,460                8.76
The Chestertown Bank of Maryland                               40,124                8.09
Allfirst Bank                                                  30,578                6.17
BankAnnapolis                                                  18,071                3.64
Farmers Bank                                                   14,515                2.93
                                                             --------            -------
        Total                                                $495,838             100.00%
                                                             ========            =======

SOURCE:  FDIC DATABOOK
                                                                                   % of
Caroline County                                             Deposits               Total
-------------------------------------------------------------------------------------------
                                                         (in thousands)
Provident State Bank of Preston, Maryland                     $95,645               31.43%
Peoples Bank of Maryland                                       85,651               28.15
Allfirst Bank                                                  30,397                9.99
THE CENTREVILLE NATIONAL BANK OF MARYLAND                      29,302                9.63
Farmers Bank of Maryland                                       29,165                9.58
Bank of America, National Association                          14,315                4.70
Atlantic Bank                                                  12,717                4.18
Easton Bank & Trust                                             7,107                2.34
                                                             --------            --------
        Total                                                $304,299              100.00%
                                                             ========            ========



SOURCE:  FDIC DATABOOK

                                                                                  % of
Talbot County                                             Deposits                Total
-------------------------------------------------------------------------------------------
                                                        (in thousands)
THE TALBOT BANK OF EASTON, MARYLAND                          $302,088              41.95%
St. Michaels Bank                                             136,162              18.91
Bank of America, National Association                          78,548              10.91
Easton Bank & Trust                                            66,040               9.17
SunTrust Bank                                                  51,032               7.09
Allfirst Bank                                                  30,480               4.23
Farmers Bank                                                   27,484               3.82
First Mariner Bank                                             14,889               2.07
The Queenstown Bank of Maryland                                13,341               1.85
Chevy Chase Bank                                                   79               0.01
                                                             --------           --------
        Total                                                $720,143             100.00%
                                                             ========           ========

SOURCE:  FDIC DATABOOK


                                                                                      % of
Dorchester County                                         Deposits                   Total
-------------------------------------------------------------------------------------------
                                                        (in thousands)
 The National Bank of Cambridge                               $157,537              34.76%
 Bank of the Eastern Shore                                     121,937              26.91
 Hebron Savings Bank                                            39,573               8.73
 Allfirst Bank                                                  28,597               6.31
 Bank of America, National Association                          28,009               6.18
 Atlantic Bank                                                  26,990               5.96
 Provident State Bank of Preston, Maryland                      23,152               5.11
 SunTrust Bank                                                  16,224               3.58
 THE TALBOT BANK OF EASTON, MARYLAND                            11,182               2.47
                                                              --------             ------
        Total$453,201                                             100.00%
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

Talbot Bank is a Maryland-chartered bank and is a member of the FDIC. Talbot Bank is subject to the regulation, supervision, and reporting requirements of the FDIC, as well as the Maryland Commissioner of Financial Regulation. Centreville National Bank is a national banking association and member of the FDIC. Centreville National Bank is subject to the regulation, supervision, and reporting requirements of the Office of the Comptroller of the Currency ("OCC"). The Banks are also subject to numerous state and federal statutes and regulations that affect the business of banking.

REGULATION OF FINANCIAL HOLDING COMPANIES

Pursuant to the Gramm-Leach-Bliley Act (the "GLBA"), the Company elected to become a "financial holding company" as of April 26, 2001 and, as such, may engage in activities that are in addition to the business of banking. A financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. The GLBA is described in more detail below.

Subsidiary banks of financial holding companies are subject to certain statutory limits on the transfer of funds to the holding company or any of its nonbank subsidiaries, whether in the form of loans or other extensions of credit, investments in their securities and on the use of their securities as collateral for loans to any borrower. Such transfers of a subsidiary bank to a holding company or one of its nonbanking subsidiaries is limited in amount, and such loans and extensions of credit are required to be collateralized in specified amounts.

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

FEDERAL BANKING REGULATION

Federal Banking regulators, such as the OCC and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the regulators believe are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Banks, believes that the Banks meet substantially all standards which have been adopted. FDICIA also imposes new capital standards on insured depository institutions. See "Capital Requirements" below.

DEPOSIT INSURANCE

As FDIC member institutions, the Banks' deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $27.8 million of the Centreville National Bank's deposits are insured through the Savings Association Insurance Fund ("SAIF"), also administered by the FDIC, which are determined quarterly. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the"1996 Act") included provisions that, among other things, recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

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

At December 31, 2002, both Banks had the necessary capital levels to be considered "well capitalized."


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


GRAMM-LEACH-BLILEY ACT

In November 1999, the GLBA was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the BHC Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. The Company has elected to become a financial holding company.

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


EFFECTS OF MONETARY POLICY

The Company and its bank subsidiaries are affected by the ongoing and changing monetary policies set forth by regulatory authorities including the FRB. Through its powers, the FRB can influence the supply of bank credit and affect the level of economic activity. Changes in the discount rate and reserve requirements are among the instruments used to influence the market. These influences can impact the overall growth and distribution of bank loans, investments, and deposits, and can also, affect the rates charged on loans and paid for deposits.

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

EMPLOYEES
At March 22, 2003 the Company had 18 full-time employees, the Banks had 143 full-time employees and 31 part-time employees, the insurance agencies had 50 full-time employees and 1 part-time employee, and Wye Financial Services, LLC had 2 full time employees.

SEASONALITY
Management of the Company does not believe that the deposits or business of the Company are seasonal in nature. Deposits may vary depending on local and national economic conditions, however, not enough to have a material impact on the Company's planning or policy-making.

RISK FACTORS

THE COMPANY'S FUTURE DEPENDS ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES

The Company's primary business activity for the foreseeable future will be to act as the holding company of the Banks and of the recently-established insurance subsidiaries. Therefore, the Company's future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Company's growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

THE MAJORITY OF THE COMPANY'S BUSINESS IS CONCENTRATED IN MARYLAND; A SIGNIFICANT AMOUNT OF THE COMPANY'S BUSINESS IS CONCENTRATED IN REAL ESTATE LENDING
Because most of the Banks' loans are made to Maryland borrowers and most of the insurance subsidiaries' customers are located in Maryland, a decline in local economic conditions may have a greater effect on the Company's earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, the Banks make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. Additionally, the market values of the real estate securing these loans may deteriorate, and the Company may lose money if a borrower fails to repay a real estate loan.

THE BANKS MAY EXPERIENCE LOAN LOSSES IN EXCESS OF THEIR ALLOWANCES

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management of each of the Banks maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Banks to increase their respective allowance for loan losses as a part of their examination process, the Banks' earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks' non-performing or performing loans. Material additions to the allowance for loan losses of one of the Banks would result in a decrease in that Bank's net income and capital, and could have a material adverse effect on the Company.

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

THE MARKET VALUE OF THE COMPANY'S INVESTMENTS COULD DECLINE

As of December 31, 2002, the Company had classified 89% of its investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115") relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in stockholders' equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

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


THE COMPANY'S ABILITY TO PAY DIVIDENDS IS LIMITED

Holders of shares of the Company's common stock are entitled to dividends if, when, and as declared by the Company's Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the Banks. Federal and state laws impose restrictions on the ability of the Banks to pay dividends. Additional restrictions are placed upon the Company by the Maryland General Corporation Law and the policies of federal regulators, including the FRB's November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year's net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and the Company's financial condition as well as those of the Banks.

THE COMPANY'S STOCK IS NOT HEAVILY TRADED

The Company's common stock is traded on the Nasdaq Small Cap Market and is not heavily traded. Stock that is not heavily traded can be more volatile than stock trading in an active public market. Factors such as the Company's financial results, the introduction of new products and services by the Company or its competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the Company's common stock. Management cannot predict the extent to which an active public market for the Company's common stock will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, the Company's stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

STATISTICAL INFORMATION

Statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 2002, as follows:


DISCLOSURE REQUIRED BY GUIDE 3                                     REFERENCE TO 2002 ANNUAL REPORT
(I)     Distribution of Assets, Liabilities and                    Average Balances; Yields and Rates (page 7)
        Stockholders' Equity; Interest Rates and                   Rate/Volume Analysis (page 8)
        Interest Differential                                      Non-performing Assets (page 17)

(II)    Investment Portfolio                                       Weighted Average Maturities and
                                                                   Weighted Average Yields (page
                                                                   12) Notes to Financial Statements,
                                                                   Note 4 - Investment in
                                                                   Debt Securities - (pages 30 and 31)

(III)   Loan Portfolio                                             Year End Loan Composition (page 13)
                                                                   Non-performing Assets (page 17)
                                                                   Maturities of Loan Portfolio (page 13)
                                                                   Sensitivities of Loans to Changes in Interest Rates (page 13)
                                                                   Allocation of the Allowance for Credit Losses (page 18)

(IV)    Summary of Loan Loss Experience                            Provision and Allowance for Credit Losses (page 16)

(V)     Deposits                                                   Deposits
                                                                   (page 14)

(VI)    Return on Equity and Assets                                Return on Equity and Assets (page 17)

(VII)   Short Term Borrowings                                      Short Term Borrowings (page 21)
                                                                   Notes to Financial Statements, Note 10 -Short
                                                                   Term Borrowings (page 34)
                                                                   Notes to Financial Statements, Note 18 - Line
                                                                   of Credit (page 38)


Item 2. PROPERTIES

The Company owns no real property. Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its Saint Michaels Branch, 1013 S. Talbot Street, St. Michaels, Maryland 21663, its Cambridge Branch, 2745 Dorchester Square, Cambridge, Maryland 21613, and certain administrative officers at 21 East Dover Street, Easton, Maryland 21601. Centreville National Bank owns the real property on which all of its offices are located.

The Insurance Subsidiaries do not own any real property, but operate under leases at 106 N. Harrison Street, Easton, Maryland 21601; 300 Saddler Road Grasonville, Maryland 21638; 105 Lawyers Row, Centreville, Maryland 21617; and 9707 Ocean Gateway, Easton, Maryland 21601. Wye Financial Services, LLC does not own any real property, but leases its offices at 106 N. Washington Street, Easton, Maryland 21601.

The leases described above expire between 2003 and 2006. Lease payments in 2002 made in connection with these properties totaled $267,418.

Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or any of its subsidiaries other than ordinary routine litigation incidental to the business to which the Company or its subsidiaries is a party or to which any of their properties are subject. There are also no material proceedings known to management to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five (5) percent of the Company's shares, or any associate of any such Director, officer or security holder is a party.


Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted for vote to shareholders in the Fourth quarter of 2002.

           PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding the market for the Company's Common Stock is incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2002. The ability of the Company to pay dividends on shares of Common Stock is limited. See "Risk Factors - The Company's Ability to Pay Dividends is Limited" under Part I, Item I of this report on Form 10-K, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The Company has three equity compensation plans under which it may issue shares of its Common Stock to employees, officers, and/or directors of the Company and its subsidiaries. These plans are: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan"); the (ii) the Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"); and (iii) the Talbot Bancshares, Inc. Employee Stock Option Plan (the "Talbot Plan").

The 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan were approved by the Company's Board of Directors and its stockholders. In connection with the merger of Talbot Bancshares, Inc. ("Talbot") into the Company in December 2000, the Company assumed options previously granted under, and subject to all terms of, the Talbot Plan. The Company subsequently registered the Talbot Plan with the SEC, and this plan authorizes the grant of options to purchase up to 114,000 shares of the Company's Common Stock (subject to adjustment for capital adjustments, stock dividends, and similar changes in the Common Stock). The Talbot Plan was previously approved by both the Board of Directors and the stockholders of Talbot, but was not approved by the stockholders of the combined companies. Thus, only non-qualified stock options may be granted under the Talbot Plan.

The Talbot Plan is administered by the Executive Committee of the Board and will expire on April 9, 2007 unless sooner terminated. Generally, key management employees of the Company and its subsidiaries are eligible to receive option grants. Options granted under the Talbot Plan vest according to the terms of the related stock option agreements and can be exercised for 10 years after grant, unless the Board provides otherwise. The option exercise price will generally be the fair market value of the shares on the date the option is granted. Upon exercise of options granted under the Talbot Plan, the plan obligates the Company to pay the optionee a tax benefit payment in an amount of U.S. dollars equal to the number of shares as to which the option is being exercised, multiplied by (i) the "tax rate" and (ii) the difference between the per share fair market value at the time of exercise and the per share option price. The tax rate shall be a percentage designated by the Company to result in compensating the optionee for the federal, state and local income tax liability incurred by the optionee by virtue of his exercise of the option and the payment to him of the tax benefit payment. Options are not transferable other than by will or the laws of descent and distribution. All unexercised options will lapse upon termination of employment other than because of death, disability or approved retirement. If employment is terminated because of disability or approved retirement, the options will lapse 1 year after termination or 3 months after termination, respectively. Upon a "change in control" as defined in the Talbot Plan, all unexercised options will immediately vest and be exercisable. No options have been granted under the Talbot Plan since the merger with Talbot.

The following table contains information about these equity compensation plans as of December 31, 2002:

           PLAN CATEGORY            NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE PRICE    NUMBER OF SECURITIES REMAINING
                                     ISSUED UPON EXERCISE OF           OF OUTSTANDING OPTIONS,        AVAILABLE FOR FUTURE ISSUANCE
                                  OUTSTANDING OPTIONS, WARRANTS,         WARRANTS, AND RIGHTS        UNDER EQUITY COMPENSATION PLANS
                                            AND RIGHTS                                               (EXCLUDING SECURITIES REFLECTED
                                                                                                                    IN
                                                                                                                  COLUMN (A)
                                               (A)                                (B)                               (C)
------------------------------------------------------------------ --------------------------------- -------------------------------
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS (1)(2)
                                             139,534                            $11.52                            51,533
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS (3)
                                                0                                 $0                               3,491
TOTAL                                        139,534                            $11.52                            55,024

(1) Item includes the 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan.

(2) Columns (a) and (b) of this item also include options assumed by the Company under the Talbot Plan in the 2000 merger of Talbot into the Company. As of December 31, 2002, outstanding options assumed in the merger represent 100,429 shares of the Company's Common Stock, with a weighted-average exercise price of $7.77.

(3) Item covers options under the Talbot Plan other than those assumed by the Company in the 2000 merger of Talbot into the Company.

Item 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2002.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2002. Reference is also made to the information provided under the heading "Statistical Information" in Part I, Item 1 of this report on Form 10-K, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2002.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement furnished to Stockholders for the 2003 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive Proxy Statement furnished to Stockholders for the 2003 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement furnished to Stockholders for the 2003 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the definitive Proxy Statement furnished to Stockholders for the 2003 Annual Meeting of Stockholders.

Item 14. CONTROLS AND PROCEDURES

           (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, the Company carried out an evaluation ("Evaluation"), under the supervision and with the participation of the Company's management, including the Company's President/Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures ("Disclosure Controls") and its internal controls and procedures for financial reporting ("Internal Controls").

           Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission ("SEC"). Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that the Company's (i) transactions are properly authorized; (ii) assets are safeguarded against unauthorized or improper use; and (iii) transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Annual Report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The section of the Form 10-K that you are currently reading is the information concerning the Evaluation, and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or the Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS

Based upon the Evaluation, the Company's CEO and the CFO have concluded that the Disclosure Controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings, and that the Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

           (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1),(2) FINANCIAL STATEMENTS

             Report of Independent Auditors

             Consolidated Balance Sheets at December 31, 2002 and 2001

             Consolidated Statements of Income -- Years Ended December 31, 2002, 2001, and 2000

             Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 2002, 2001 and 2000

             Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001 and 2000

             Notes to Consolidated Financial Statements as of December 31, 2002, 2001 and 2000

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

          10.3 Form of Employment Agreement between The Avon-Dixon Agency, LLC and Kevin P. LaTulip, filed herewith.

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

          99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))


(b) Reports on Form 8-K.

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                  Shore Bancshares, Inc.

Date:      March 28, 2003         by:  /S/W. MOORHEAD VERMILYE
                                      ------------------------------
                                      W. Moorhead Vermilye, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HERBERT L. ANDREW, III            Director                    March 28, 2003
-------------------------
Herbert L. Andrew, III

/s/ BLENDA W. ARMISTEAD               Director                    March 28, 2003
-------------------------
Blenda W. Armistead

/s/ LLOYD L. BEATTY, JR.              Director                    March 28, 2003
------------------------
Lloyd L. Beatty, Jr.

/s/ PAUL M. BOWMAN                    Director                    March 28, 2003
------------------------
Paul M. Bowman

/s/ DAVID C. BRYAN                    Director                    March 28, 2003
------------------------
David C. Bryan

/s/ DANIEL T. CANNON                  Director                    March 28, 2003
------------------------
Daniel T. Cannon

/s/ B. VANCE CARMEAN                  Director                    March 28, 2003
------------------------
B. Vance Carmean

/s/ RICHARD C. GRANVILLE              Director                    March 28, 2003
------------------------
Richard C. Granville

/s/ NEIL R. LECOMPTE                  Director                    March 28, 2003
------------------------
Neil R. Le Compte

/s/ DAVID L. PYLES                    Director                    March 28, 2003
------------------------
David L. Pyles

/s/ W. MOORHEAD VERMILYE              Director                    March 28, 2003
------------------------
W. Moorhead Vermilye President/CEO

/s/ SUSAN E. LEAVERTON                Treasurer/                  March 28, 2003
------------------------
Susan E. Leaverton                    Principal Accounting Officer


                                 CERTIFICATIONS


I, W. Moorhead Vermilye, certify that:

1. I have reviewed this Annual Report on Form 10-K (this "Report") of Shore Bancshares, Inc. (the "Company");

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


Date: March 28, 2003                           /S/ W. MOORHEAD VERMILYE
                                               ----------------------------
                                               By:  W. Moorhead Vermilye
                                               Title: President/CEO

                                 CERTIFICATIONS

I, Susan E. Leaverton, certify that:

1. I have reviewed this Annual Report on Form 10-K (this "Report") of Shore Bancshares, Inc. (the "Company");

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


Date:  March 28, 2003            /S/ SUSAN E. LEAVERTON
                                 ----------------------------
                                 By:  Susan E. Leaverton
                                 Title:  Treasurer/Principal Accounting Officer

                                  EXHIBIT LIST

EXHIBIT NO.          DESCRIPTION

Exhibit 3.1 Shore Bancshares, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed by Shore Bancshares, Inc. on December 14,
                     2000).

Exhibit 3.2 Shore Bancshares, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 on Form 8-K filed by Shore Bancshares, Inc. on December 14, 2000).

Exhibit 10.1 Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31,
                     2000).

Exhibit 10.2 Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31,
                     2000).

Exhibit 10.3 Form of Employment Agreement between The Avon-Dixon Agency, LLC and Kevin P. LaTulip, filed herewith.

Exhibit 13 2002 Annual Report of Shore Bancshares, Inc., filed herewith.

Exhibit 21           Subsidiaries of Shore Bancshares, Inc., filed herewith.

Exhibit 23           Consent of Stegman & Company, filed herewith.

Exhibit 99.1 1998 Employee Stock Purchase Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed with the Commission on September 25, 1998 Registration No. 333-64317).

Exhibit 99.2 1998 Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed with the Commission on September 25, 1998
                     (Registration No. 333-   64319)).

Exhibit 99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))