Form 10-K/A
period 2002-12-31
SHORE BANCSHARES INC
filed 2003-04-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                     0-22345
                                     -------
                               Commission File No.

                             SHORE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                         52-1974638
-------------------------------                             -----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

18 East Dover Street, Easton, Maryland                         21601
---------------------------------------                        -----
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X   No
                                         ---    ---

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

                                Explanatory Note
                                ----------------

     This  Amendment  No. 1 on Form  10-K/A  amends the Form 10-K to disclose in
Item 1 of Part I that the Company maintains an Internet site on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

                                FORM 10-K/A INDEX


                                                                 Page(s)


                                     Part I

Item 1.    Business                                                  3

Signatures                                                          15
Certifications                                                   16-17

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Shore Bancshares, Inc. (the "Company"), a Maryland corporation incorporated on March 15, 1996, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of banking through its two bank subsidiaries, The Centreville National Bank of Maryland ("Centreville National Bank") and The Talbot Bank of Easton, Maryland ("Talbot Bank"), collectively referred to as the "Banks". Centreville National Bank commenced operations in 1876 and is a national banking organization. Talbot Bank commenced operations in 1885 and is a commercial bank chartered under the laws of the State of Maryland. The Banks operate 12 full service branches and 17 Automated Teller Machines ("ATM's"), providing a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent, Queen Anne's, Caroline, Talbot and Dorchester counties in Maryland. Deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

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

The Company also formed an investment advisory firm, Wye Financial Services, LLC ("Wye Financial"), during 2002 in order to provide a variety of financial planning services to the Company's customers.

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

The Company maintains an Internet site at www.shbi.net on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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


                                                                          % of
Kent County                                        Deposits              Total
--------------------------------------------------------------------------------
                                                (in thousands)
Peoples Bank of Kent County, Maryland                 $129,165           33.79%
The Chestertown Bank of Maryland                       121,443           31.77
Chesapeake Bank and Trust Co.                           51,986           13.60
Farmers Bank of Maryland                                32,466            8.49
SunTrust Bank                                           23,763            6.22
The Centreville National Bank of Maryland               23,434            6.13
                                                      --------          ------
           Total                                      $382,257          100.00%
                                                      ========          =======

Source:  FDIC DataBook

                                                                          % of
Queen Anne's County                                Deposits              Total
--------------------------------------------------------------------------------
                                                (in thousands)
The Queenstown Bank of Maryland                       $197,179           39.77%
The Centreville National Bank of Maryland              151,911           30.64
Bank of America, National Association                   43,460            8.09
The Chestertown Bank of Maryland                        40,124            8.76
Allfirst Bank                                           30,578            6.17
BankAnnapolis                                           18,071            3.64
Farmers Bank                                            14,515            2.93
                                                      --------          ------
       Total                                          $495,838          100.00%
                                                      ========          ======

Source:  FDIC DataBook

                                                                          % of
Caroline County                                      Deposits            Total
------------------------------------------------------------------------------
                                                  (in thousands)
Provident State Bank of Preston, Maryland              $95,645           31.43%
Peoples Bank of Maryland                                85,651           28.15
Allfirst Bank                                           30,397            9.99
The Centreville National Bank of Maryland               29,302            9.63
Farmers Bank of Maryland                                29,165            9.58
Bank of America, National Association                   14,315            4.70
Atlantic Bank                                           12,717            4.18
Easton Bank & Trust                                      7,107            2.34
                                                      --------          ------
       Total                                          $304,299          100.00%
                                                      ========          ======

Source:  FDIC DataBook

                                                                          % of
Talbot County                                        Deposits            Total
--------------------------------------------------------------------------------
                                                  (in thousands)
The Talbot Bank of Easton, Maryland                   $302,088           41.95%
St. Michaels Bank                                      136,162           18.91
Bank of America, National Association                   78,548           10.91
Easton Bank & Trust                                     66,040            9.17
SunTrust Bank                                           51,032            7.09
Allfirst Bank                                           30,480            4.23
Farmers Bank                                            27,484            3.82
First Mariner Bank                                      14,889            2.07
The Queenstown Bank of Maryland                         13,341            1.85
Chevy Chase Bank                                            79            0.01
                                                      --------          ------
       Total                                          $720,143          100.00%
                                                      ========          ======

Source:  FDIC DataBook

                                                                          % of
Dorchester County                                    Deposits            Total
--------------------------------------------------------------------------------
                                                  (in thousands)
The National Bank of Cambridge                        $157,537           34.76%
Bank of the Eastern Shore                              121,937           26.91
Hebron Savings Bank                                     39,573            8.73
Allfirst Bank                                           28,597            6.31
Bank of America, National Association                   28,009            6.18
Atlantic Bank                                           26,990            5.96
Provident State Bank of Preston, Maryland               23,152            5.11
SunTrust Bank                                           16,224            3.58
The Talbot Bank of Easton, Maryland                     11,182            2.47
                                                      --------          ------
       Total                                          $453,201          100.00%
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

Deposit Insurance

As FDIC member institutions, the Banks' deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $29.5 million of the Centreville National Bank's deposits are insured through the Savings Association Insurance Fund ("SAIF"), also administered by the FDIC, which are determined quarterly. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the"1996 Act") included provisions that, among other things, recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

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

EMPLOYEES

At March 22, 2003 the Company had 18 full-time employees, the Banks had 143 full-time employees and 31 part-time employees, the insurance agencies had 50 full-time employees and 1 part-time employee, and Wye Financial Services, LLC had 2 full-time employees.

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

STATISTICAL INFORMATION

Statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 2002, as follows:


DISCLOSURE REQUIRED BY GUIDE 3       REFERENCE TO 2002 ANNUAL REPORT
------------------------------       -------------------------------

(I)    Distribution of               Average Balances; Yields and Rates (page 7)
       Assets, Liabilities           Rate/Volume Analysis (page 8)
       Stockholders' Equity;         Non-performing Assets (page 17)
       Interest Rates and
       Interest Differential

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

(IV)   Summary of Loan Loss
       Experience                    Provision and Allowance for
                                     Credit Losses (page 16)

(V)    Deposits                      Deposits (page 14)

(VI)   Return on Equity and Assets   Return on Equity and Assets
                                     (page 17)

(VII)  Short Term Borrowings         Short Term Borrowings (page 21)
                                     Notes to Financial Statements,
                                     Note 10 - Short Term Borrowings (page 34)
                                     Notes to Financial Statements,
                                     Note 17 - Line of Credit (page 38)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Shore Bancshares, Inc.


Date:    April 10, 2003            By:/s/ W. Moorhead Vermilye
                                      ------------------------------------------
                                      W. Moorhead Vermilye, President and CEO

                                 CERTIFICATIONS


I, W. Moorhead Vermilye, certify that:

1. I have reviewed this Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A (this "Report"), of Shore Bancshares, Inc. (the "Company");

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


Date: April 10, 2003                     /s/ W. Moorhead Vermilye
                                         ---------------------------------------
                                  By:    W. Moorhead Vermilye
                                  Title: President/CEO

                                 CERTIFICATIONS

I, Susan E. Leaverton, certify that:

1. I have reviewed this Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A (this "Report"), of Shore Bancshares, Inc. (the "Company");

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


Date:  April 10, 2003                     /s/ Susan E. Leaverton
                                          --------------------------------------
                                  By:     Susan E. Leaverton
                                  Title:  Treasurer/Principal Accounting Officer