Form 10-Q
period 2003-03-31
SHORE BANCSHARES INC
filed 2003-05-15
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-22345

                             SHORE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                             52-1974638
---------------------------------------          ------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

18 East Dover Street, Easton, Maryland                 21601
---------------------------------------         -------------------
(Address of Principal Executive Offices)            (Zip Code)

                                 (410) 822-1400
               Registrant's Telephone Number, Including Area Code

                                       N/A
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X . No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). X Yes ___No.


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       As of May 1, 2003, registrant had 5,374,704 issued and outstanding shares of common stock.

                                      INDEX




Part I.

Item 1.  Financial Statements                                               Page

     Condensed Consolidated Balance Sheets -
         March 31, 2003 (unaudited) and December 31, 2002                      2

     Condensed Consolidated Statements of Income -
         For the three months ended March 31, 2003 and 2002 (unaudited)        3

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
         For the three months ended March 31, 2003 and 2002 (unaudited)        4

     Condensed Consolidated Statements of Cash Flows -
         For the three months ended March 31, 2003 and 2002(unaudited)         5

     Notes to Condensed Consolidated Financial Statements (unaudited)        6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              7-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           12

Item 4.  Controls and Procedures                                           12-13

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

Certifications                                                             16-17

                                     Part I

Item 1.  Financial Statements

                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                                                        March 31,       December 31,
ASSETS:                                                                                   2003               2002
-------                                                                              ---------------  ----------------
                                                                                       (unaudited)
Cash and due from banks                                                                   $20,262     $       22,321
Interest bearing deposits with other banks                                                 16,853             20,006
Federal funds sold                                                                         20,911             27,141
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $13,647,
   $13,379, respectively)                                                                  13,384             13,124
   Available for sale, at fair value                                                      114,635            110,864
Loans, less allowance for credit losses ($4,146,
   $4,117, respectively)                                                                  451,226            435,422
Insurance premiums receivable                                                               1,451              1,619
Bank premise and equipment, net                                                             8,678              8,534
Accrued interest receivable on loans and investment securities                              3,014              2,959
Investment in unconsolidated subsidiary                                                     1,166              1,166
Goodwill                                                                                    5,990              5,990
Other intangible assets                                                                     1,743              1,797
Other assets                                                                                4,338              3,124
                                                                                      -----------        -----------

   TOTAL ASSETS                                                                          $663,651           $654,067
                                                                                         ========           ========

LIABILITIES:
Deposits:
   Noninterest bearing demand                                                             $70,121          $  70,110
   NOW and Super NOW                                                                      107,685             99,434
   Certificates of deposit $100,000 or more                                                85,919             99,644
   Other time and savings                                                                 286,977            276,004
                                                                                          -------          ---------
       Total Deposits                                                                     550,702            545,192

Short term borrowings                                                                      24,064             22,008
Long term debt                                                                              5,000              5,000
Other liabilities                                                                           4,476              3,839
                                                                                        ---------         ----------
   TOTAL LIABILITIES                                                                      584,242            576,039
                                                                                         --------           --------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 35,000,000 shares; issued and outstanding:
     March 31, 2003          5,372,612
     December 31, 2002       5,372,064                                                        54                 54
Additional paid in capital                                                                23,848             23,837
Retained earnings                                                                         54,700             52,985
Accumulated other comprehensive income                                                       807              1,152
                                                                                      ----------          ---------
   TOTAL STOCKHOLDERS' EQUITY                                                             79,409             78,028
                                                                                        --------           --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $663,651           $654,067
                                                                                        ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                        For the three Months Ended March 31,
                                                                                                2003               2002
                                                                                          ----------------   ----------------
  INTEREST INCOME
    Loans, including fees                                                                         $7,230             $ 7,030
    Interest and dividends on investment securities:
       Taxable                                                                                     1,133               1,516
       Tax-exempt                                                                                    147                 106
    Other interest income                                                                            118                 153
                                                                                                 -------           ---------

         Total interest income                                                                     8,628               8,805
                                                                                                 -------            --------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                                                     690                 761
       Other deposits                                                                              1,856               2,429
       Other interest                                                                                110                 114
                                                                                                 -------            --------

         Total interest expense                                                                    2,656               3,304
                                                                                                --------              ------

  NET INTEREST INCOME                                                                              5,972               5,501
  PROVISION FOR CREDIT LOSSES                                                                         90                 132
                                                                                                ---------            --------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                                                   5,882               5,369
                                                                                                 --------              ------

  NONINTEREST INCOME
    Service charges on deposit accounts                                                               460                 465
    Gain on sale of securities                                                                        276                   -
    Insurance agency commissions                                                                    1,810                   -
    Other noninterest income                                                                          393                 218
                                                                                                  -------              ------

         Total noninterest income                                                                   2,939                 683
                                                                                                 --------             -------

  NONINTEREST EXPENSE
    Salaries and employee benefits                                                                  3,050               1,840
    Expenses of premises and equipment                                                                493                 369
    Other noninterest expense                                                                       1,279               1,078
                                                                                                   ------             -------

    Total noninterest expense                                                                       4,822               3,287
                                                                                                   ------              ------

  INCOME BEFORE TAXES ON INCOME                                                                     3,999               2,765

  Federal and State income taxes                                                                    1,478               1,025
                                                                                                  -------            --------

  NET INCOME                                                                                       $2,521             $  1,740
                                                                                                  =======             ========

    Basic earnings per common share                                                                $  .47              $   .33
    Diluted earnings per common share                                                              $  .46              $   .32


  See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                                   Accumulated
                                                                    Additional                        Other                Total
                                                       Common        Paid in        Retained      Comprehensive        Stockholders'
                                                        Stock         Capital       Earnings       Income(loss)           Equity
                                                     -----------    -----------     ---------    ------------------    -----------

Balances, January 1, 2003                                $54           $23,837         $52,985         $1,152            $78,028

Comprehensive income:                                      -                 -           2,521              -              2,521
   Net income                                              -                 -               -

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                            -                 -               -           (345)              (345)
                                                                                                                            -----

     Total comprehensive income                                                                                            2,176

Shares issued                                              -                11               -              -                 11

Cash dividends paid $0.15 per share                        -                 -            (806)             -               (806)
                                                      --------   -------------         --------       ---------          ---------

   Balances, March 31, 2003                             $ 54           $23,848         $54,700          $ 807            $79,409
                                                        ======        ========         =======          ======           ========



Balances, January 1, 2002                               $ 53           $23,039         $47,412          $ 466             $70,970

Comprehensive income:                                      -                 -           1,740              -               1,740
   Net income                                              -                 -               -

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                            -                 -               -           (485)              (485)
                                                                                                                            -----

     Total comprehensive income                                                                                             1,255

Stock repurchased and retired                              -               (21)              -              -                 (21)
Exercise of stock options                                  -                 2               -              -                   2
Cash dividends paid $0.15 per share                        -                 -            (800)             -                (800)
                                                      --------   -------------           ------         ---------            -----

   Balances, March 31, 2002                               $ 53         $23,020          $48,352         $ (19)             $71,406
                                                          ====        ========         ========         ======            ========




See accompanying Notes to Condensed Consolidated Financial Statements.



                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                                    For the Three Months Ended March 31,
                                                                                        2003                     2002
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $   2,521                $     1,740
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         403                        263
     Discount accretion on debt securities                                                 (11)                       (21)
     Provision for credit losses, net                                                       29                        109
     Gain on sale of securities                                                           (276)                         -
     Loss on other real estate owned                                                         8                          -
     Net changes in:
       Insurance premiums receivable                                                       168                          -
       Accrued interest receivable                                                         (56)                      (331)
       Other assets                                                                     (1,042)                      (569)
       Accrued interest payable on deposits                                                (77)                      (117)
       Accrued expenses                                                                    714                        890
                                                                                       ----------                ---------

       Net cash provided by operating activities                                         2,381                      1,964
                                                                                       ----------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                 27,247                     14,377
   Proceeds from sale of investment securities available for sale                        4,325                          -
   Purchase of securities available for sale                                           (35,796)                   (17,438)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                      553                        164
   Purchase of securities held to maturity                                                (819)                      (693)
   Net increase in loans                                                               (15,832)                   (16,280)
   Purchase of bank premises and equipment                                                (309)                      (142)
   Proceeds from sale of other real estate owned                                            37                          -
                                                                                      -----------           -------------
       Net cash used in investing activities                                           (20,594)                   (20,012)
                                                                                      -----------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                    18,219                    21,051
   Net decrease in certificates of deposit                                              (12,709)                   (4,084)
   Net increase in securities sold under agreement to repurchase                          2,056                     3,431
   Proceeds from issuance of common stock                                                    11                         2
   Repurchase of common stock                                                                 -                       (21)
   Dividends paid                                                                          (806)                     (800)
                                                                                        ---------                ---------

       Net cash provided by financing activities                                          6,771                    19,579
                                                                                        ---------                ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (11,442)                    1,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         69,468                    51,638
                                                                                        ---------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 58,026                $   53,169
                                                                                       ==========              ==========


See accompanying notes to Condensed Consolidated Financial Statements

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2003, the results of operations for the three-month periods ended March 31, 2003 and 2002, and cash flows for the three-month periods ended March 31, 2003 and 2002, have been included. All such adjustments are of a normal and recurring nature. There have been no significant changes to the Company's accounting policies as disclosed in the 2002 Annual Report. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,372,429 shares for 2003 and 5,332,941 shares for 2002. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the three months ended March 31, 2003 and 2002 were 5,461,513 and 5,390,859, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:


                                                                             March 31,          December 31,
(Dollars in thousands)                                                         2003                 2002
----------------------                                                         ----                 ----

Impaired loans with valuation allowance                                          $203               $   433
Impaired loans with no valuation allowance                                        559                   379
                                                                               ------               -------
     Total impaired loans                                                     $   762               $   812
                                                                              =======               =======

Allowance for credit losses applicable to impaired loans                      $   120             $     116
Allowance for credit losses applicable to other than impaired loans             4,026                 4,001
                                                                              -------               -------
     Total allowance for credit losses                                        $4,146                 $4,117
                                                                              =======                ======

Interest income on impaired loans recorded on the cash basis                 $      5              $     78
                                                                             ========              ========

     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2003, total commitments to extend credit were approximately $125,922,000. Outstanding letters of credit were approximately $11,970,000 at March 31, 2003.

5) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the three-month periods ended March 31, 2003 and 2002. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three-month periods ended March 31:

                                                       2003              2002
                                                       ----              ----
Net income:
   As reported                                        $2,521            $1,740
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                 (30)              (30)
                                                     --------          --------
Pro forma net income                                  $2,491            $1,710
                                                     ========         =========

Basic net income per share:
   As reported                                         $0.47             $0.33
   Pro forma                                            0.46              0.32

Diluted earnings per share
   As reported                                         $0.46             $0.32
   Pro forma                                            0.46              0.32

The pro forma amounts are not representative of the effects on reported net income for future periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland and The Centreville National Bank of Maryland located in Centreville, Maryland (collectively, the "Banks"). The Banks operate 12 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the "Insurance Agency") and investment advisory services through Wye Financial Services, LLC, all of which are wholly owned subsidiaries of the Company. The shares of the Company's common stock are listed on the NASDAQ SmallCap Market, trading under the symbol "SHBI."

The Company maintains an Internet site at www.shbi.net on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2002 audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                              RESULTS OF OPERATIONS
Overview
Net income for the first quarter of 2003 was $2,521,000, an increase of 44.9% when compared to the first quarter of 2002. On a per share basis, diluted earnings were $0.46, compared to $0.32 for the same period last year. Return on average assets was 1.55% for the first quarter of 2003, compared to 1.18% for the same period in 2002. Return on average stockholders' equity was 12.77% and 9.72% for the three months ended March 31, 2003 and 2002, respectively.

Net Interest Income
Net interest income totaled $5,972,000 for the first quarter of 2003, representing a $471,000 increase over the same period last year. Total interest income was $8,628,000 for the first quarter of 2003, which represents a decrease of $177,000 or 2.0% when compared to the same period last year. Total interest expense for the quarter ended March 31, 2003 was $2,656,000, a decrease of $648,000 or 19.6% over last year.

The Company's net interest margin declined 9 basis points for the three-month period ended March 31, 2003 when compared to the same period last year. The decline was caused by an overall reduction in the yield on average assets. The yield on earning assets was 5.70% and 6.44% for the three months ended March 31, 2003 and 2002, respectively. The Federal Reserve cut the short-term federal funds rate by 50 basis points in November of 2002, resulting in a corresponding reduction in the New York Prime rate used to price variable rate loans. The full effect of this rate cut was felt during the first quarter of 2003. The Company continued to monitor the rate paid for interest bearing liabilities and was able to reduce interest expense by 85 basis points resulting in an overall rate paid for interest bearing liabilities of 2.12% for the quarter ended March 31, 2003 compared to 2.97% for the same quarter last year.

On a tax equivalent basis, interest and fees on loans increased $174,000 for the three-month period ended March 31, 2003 when compared to March 31, 2002. The increase was the result of increased volume of loans, despite a declining yield. Compared to the first quarter of 2002, the overall yield on loans fell 69 basis points to 6.48% for the three months ended March 31, 2003, as loans maturing or paid off were replaced with loans at much lower rates. The average balance of loans increased $47,187,000 totaling $447,251,000 for the three months ended March 31, 2003 when compared to the same period in 2002. The yield on investment securities declined to 4.35% for the period ended March 31, 2003 from 5.45% for the same period in 2002, as reinvestment rates available were significantly lower than those earned on the matured or called bonds. The average balance of investment securities for the three-month periods ended March 31, 2003 and 2002 was $125,175,000 and $125,330,000, respectively. The overall rate earned on federal funds sold was 1.21% for the three months ended March 31, 2003, compared to 1.75% for the same period last year. Interest bearing deposits earned 1.13% for the first quarter of 2003, compared to 1.65% for the first quarter of 2002. Interest expense decreased primarily as a result of lower rates paid for certificates of deposit. The overall rate paid for certificates of deposit declined 123 basis points for the period ended March 31, 2003 compared to the same period in 2002. The average balance of interest bearing deposits increased $46,765,000, with $26,516,000 of that increase occurring in Certificates of Deposit $100,000 or more.

An additional $19,377,000 growth occurred in money management and savings accounts, and $6,487,000 of growth occurred in interest bearing transaction accounts. The average balance of other certificates of deposit declined $5,653,813 for the period ended March 31, 2003 compared to the same period in 2002. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.9% and 71.3% of total average earning assets at March 31, 2003 and 2002, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.

                                                                   March 31, 2003                         March 31, 2002
                                                                   --------------                         --------------
                                                       Average    Income/     Yield           Average      Income/       Yield
(Dollars in thousands)                                 Balance  Expense(1)    Rate            Balance    Expense(1)      Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $125,175     $1,362       4.35%        $125,330        $1,684        5.45%
   Loans (2) (3)                                      447,251      7,248       6.48%         400,064         7,074        7.17%
   Interest bearing deposits                           18,761         53       1.13%          13,119            53        1.65%
   Federal funds sold                                  21,700         65       1.21%          22,927            99        1.75%
                                                   ----------  ---------       -----    ------------       -------         ----
   Total earning assets                               612,887      8,728       5.70%         561,440         8,910        6.44%
Noninterest earning assets                             38,565                                 27,055
                                                   ----------                                -------
Total Assets                                          651,452                                588,495
                                                     ========                                =======

Interest bearing liabilities
Interest bearing deposits                             475,977      2,546       2.14%         429,212         3,190        3.01%
   Short term borrowing                                21,180         48       0.89%          17,377            52        1.21%
   Long term debt                                       5,000         62       4.97%           5,000            62        5.04%
                                                   ----------  ---------       -----      ------------    --------         ----
   Total interest bearing liabilities                 502,157      2,656       2.12%         451,589         3,304        2.97%
Noninterest bearing liabilities                        70,307                                 65,301
Stockholders' equity                                   78,988                                 71,605
                                                       ------                                 ------
Total liabilities and stockholders' equity           $651,452                               $588,495
                                                     ========                               ========
Net interest spread                                               $6,072       3.58%                        $5,606        3.47%
                                                                  =======                                   ======
Net interest margin                                                            3.96%                                      4.05%


(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Non-interest Income
Total non-interest income for the three-month period ended March 31, 2003 increased $2,256,000 when compared to the same period in 2002. The increase is primarily attributable to insurance commissions totaling $1,810,000 resulting from the operation of the Company's Insurance Agency, which was acquired May 1, 2002. In addition, the Company had gains on sale of securities totaling $276,000 and fee income from the origination of residential mortgage loans on the secondary market totaling $136,000 for the three months ended March 31, 2003.

Non-interest Expense
Total non-interest expense increased $1,535,000 for the three-month period ended March 31, 2003 from the comparable period in 2002. Operation of the Company's Insurance Agency accounted for $1,259,000 of the increase during the three-month period ended March 31, 2003, when compared to the same period in 2002. Other increases relate to the costs associated with a new bank branch, new products and services, as well as a general increase in overhead resulting from growth of the Company.

Income Taxes
The effective tax rate for each of the three-month periods ended March 31, 2003 and 2002 was 37.0%. There have been no significant changes in tax law or to the Company's tax structure that would impact the effective tax rate.

                         Analysis of Financial Condition

Loans
Loans, net of unearned income, totaled $455,372,000 at March 31, 2003, an increase of $15,833,000 or 3.6% since December 31, 2002. The increase is primarily attributable to an increase in loans secured by real estate. On average, loans net of unearned income, increased $47,187,000 or 11.8%, totaling $447,251,000 for the three-month period ended March 31, 2003, compared to $400,064,000 for the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the balance of the allowance based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

The provision for credit losses for the three-month periods ended March 31, 2003 and 2002 was $90,000 and $132,000, respectively. The Company had net charge-offs of $61,000 for the first quarter of 2003, compared to net charge-offs of $23,000 for the same period last year. Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio, current trends in delinquencies and nonperforming assets, as well as past credit loss experience. A reduction in nonperforming loans and loan delinquencies was the primary reason for a reduction in the provision for loan losses for the quarter ended March 31, 2003 when compared to the same period last year. Nonaccrual loans remained relatively unchanged from December 31, 2002, totaling $762,000 as of March 31, 2003. The allowance for credit losses as a percentage of average loans declined as a result of continued loan growth and a decline in the balance of the allowance as of March 31, 2003 compared to March 31, 2002. Expressed as a percentage of average loans, the allowance totaled .93% and 1.07% as of March 31, 2003 and 2002, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2003.

     The following table presents a summary of the activity in the allowance for credit losses:

                                                   Three Months Ended March 31,
(Dollars in thousands)                                 2003                2002
----------------------                                 ----                ----

Allowance balance - beginning of period              $4,117            $  4,189
Charge-offs:
   Commercial and other                                     2                 -
   Real estate                                             45                25
   Consumer                                                46                23
                                                        -----            ------
     Totals                                                93                48
                                                        -----            ------
Recoveries:
   Commercial                                               1                 3
   Real estate                                              7                 2
   Consumer                                                24                20
                                                        -----           -------
     Totals                                                32                25
                                                        -----          --------
Net charge-offs:                                          61                 23
Provision for credit losses                                90               132
                                                     --------         ---------
Allowance balance - end of period                      $4,146           $ 4,298
                                                       ======          ========

Average loans outstanding during period              $447,251          $400,064
                                                     ========         =========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period               .05%              .02%
                                                        =====        ==========
Allowance for credit losses at period end as a
   percentage of average loans                           .93%             1.07%
                                                       ======          ========

Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

                                                 March 31,      December 31,
Nonperforming Assets:                              2003             2002
                                               ------------     ------------
   Nonaccrual loans                                 762                771
   Other real estate owned                            9                 54
                                                 ------           --------
                                                    771                825
   Past due loans                                   264                374
                                                -------              -----
   Total nonperforming and past due loans        $1,035             $1,199
                                                 ======             ======

Investment Securities
Investment securities increased $4,031,000 during the first quarter of 2003 when compared to December 31, 2002. The overall yield on investment securities declined, however, as bonds which matured or were called during the period had much higher yields than those available on securities purchased. The average balance of investment securities was $125,175,000 for the first quarter of 2003, compared to $125,330,000 for the same period in 2002. The tax equivalent yield on investment securities was 4.35% and 5.45% for the three months ended March 31, 2003 and 2002, respectively.

Deposits
Total deposits at March 31, 2003 were $550,702,000, compared to $545,192,000 at December 31, 2002. Due to the lower rates offered for certificates of deposit, much of the deposit growth was in savings account balances. Certificates of deposit of $100,000 or more declined $13,725,000 during the three-month period ended March 31, 2003 when compared to December 31, 2002. The change was primarily a result of a $10,500,000 reduction in certificate of deposit balances of a municipal depositor. Approximately $5,500,000 of those certificate of deposit balances were shifted into NOW and SuperNOW accounts by the depositor. Other time and savings accounts increased $10,973,000 during the three-month period ended March 31, 2003 when compared to December 31, 2002.

Borrowed Funds
Short-term borrowings at March 31, 2003 and 2002 consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 at March 31, 2003 and 2002. The advance is due in March 2006 and has a one-time call provision in 2004.

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

Total stockholders' equity was $79,409,000 at March 31, 2003, a 1.8% increase over December 31, 2002. Accumulated other comprehensive income, which consists solely of net unrealized gains on investment securities available for sale, declined $345,000 during the three-month period ended March 31, 2003, resulting in an accumulated other comprehensive gain of $807,000 at March 31, 2003.

Federal banking agencies that regulate the Company and the Banks have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

A comparison of the capital as of March 31, 2003 for the Company with the minimum requirements is presented below:

                                                                  Minimum
                                           Actual              Requirements
                                           ------              ------------
   Tier 1 risk-based capital               15.21%                 4.00%
   Total risk-based capital                16.12%                 8.00%
   Leverage ratio                          10.97%                 4.00%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. The Company's principal market risk is interest rate risk that arises from its lending, investing and deposit taking activities. The Company's profitability is dependent on the Banks' net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. The Asset/Liability Committee of the Board of Directors (the "ALCO") of both Banks oversees the management of interest rate risk. The ALCO's primary purpose is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations. These efforts affect the loan pricing and deposit rate policies of the Company as well as the asset mix, volume guidelines, and liquidity and capital planning.

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2003, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                   Immediate Change in Rates
                                           +200 Basis Points     -200 Basis Points      Policy Limit
----------------------------------------------------------------------------------------------------
% Change in net interest income                     4.51%                ( 8.60%)          + 25%
                                                                                           -
% Change in fair value of capital                   2.91%                ( 6.62%)          + 15%
                                                                                           -


Item 4.  Controls and Procedures

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

          Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission ("SEC"). Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that the Company's (i) transactions are properly authorized; (ii) assets are safeguarded against unauthorized or improper use; and (iii) transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Quarterly Report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The section of the Form 10-Q that you are currently reading is the information concerning the Evaluation, and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

          3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on December 14, 2000).

          3.2  Amended  and  Restated  By-Laws  (incorporated  by  reference  to
               Exhibit  3.2 on Form 8-K filed by the  Company  on  December  14,
               2000).

          10.1 Form  of  Employment   Agreement   with  W.   Moorhead   Vermilye
               (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by the Company on July 31, 2000).

          10.2 Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by the Company on July 31, 2000).

          10.3 Form of Employment Agreement between Avon Dixon Agency, LLC and Kevin P. LaTulip (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

          99.1 Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders, filed on March 31, 2003).

          99.2 Shore Bancshares, Inc. 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 25, 1998 (Registration No. 333-64319)).

          99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60214)).

          99.4 Certifications of the CEO and the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).


          b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Shore Bancshares, Inc.


Date: May 14, 2003                 By: /s/ W. Moorhead Vermilye
                                      ------------------------------------------
                                         W. Moorhead Vermilye
                                         President/CEO


Date: May 14, 2003                 By: /s/ Susan E. Leaverton
                                       -----------------------------------------
                                        Susan E. Leaverton, CPA
                                        Treasurer/Principal Accounting Officer

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


Date: March 14, 2003                      /s/ W. Moorhead Vermilye
                                          ---------------------------------
                                          By:  W. Moorhead Vermilye
                                          Title:  President/CEO

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


Date: March 14, 2003              /s/ Susan E. Leaverton
                                  ------------------------
                                  By:  Susan E. Leaverton
                                  Title:  Treasurer/Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.      Description

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on December 14, 2000)

3.2              Amended and  Restated  By-Laws  (incorporated  by  reference to
                 Exhibit 3.2 on Form 8-K filed by the  Company on  December  14,
                 2000)

10.1             Form  of  Employment   Agreement  with  W.  Moorhead   Vermilye
                 (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by the Company on July 31, 2000).

10.2             Form  of   Employment   Agreement   with   Daniel   T.   Cannon
                 (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by the Company on July 31, 2000)

10.3 Form of Employment Agreement between Avon Dixon Agency, LLC and Kevin P. LaTulip (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

99.1 Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31,
                 2003)

99.2 Shore Bancshares, Inc. 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 25, 1998 (Registration No. 333-64319))

99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 filed on May 4, 2001 (Registration No. 333-60214))

99.4 Certifications of the CEO and the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)