Form 10-Q
period 2003-06-30
SHORE BANCSHARES INC
filed 2003-08-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X . No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). X Yes ____ No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of August 1, 2003, registrant had 5,377,786 issued and outstanding shares of common stock.

                                      INDEX




Part I.

Item 1.  Financial Statements                                               Page

  Condensed Consolidated Balance Sheets -
      June 30, 2003 (unaudited) and December 31, 2002                          3

  Condensed Consolidated Statements of Income -
      For the three and six months ended June 30, 2003 and 2002 (unaudited)    4

  Condensed Consolidated Statements of Changes in Stockholders' Equity -
      For the six months ended June 30, 2003 and 2002 (unaudited)              5

  Condensed Consolidated Statements of Cash Flows -
      For the six months ended June 30, 2003 and 2002 (unaudited)              6

  Notes to Condensed Consolidated Financial Statements (unaudited)           7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              9-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                              14

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    17

                                     Part I
Item 1.  Financial Statements


                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   June 30,       December 31,
ASSETS:                                                              2003             2002
-------                                                          ------------    --------------
                                                                 (unaudited)
Cash and due from banks                                            $ 24,275          $ 22,321
Interest bearing deposits with other banks                           20,877            20,006
Federal funds sold                                                   29,947            27,141
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $15,360,
   $13,379, respectively)                                            14,843            13,124
   Available for sale, at fair value                                104,360           110,864
Loans, less allowance for credit losses ($4,179,
   $4,117, respectively)                                            451,965           435,422
Insurance premiums receivable                                         2,037             1,619
Premise and equipment, net                                            8,660             8,534
Accrued interest receivable on loans and investment securities        2,810             2,959
Investment in unconsolidated subsidiary                               1,166             1,166
Goodwill                                                              5,990             5,990
Other intangible assets                                               1,689             1,797
Other assets                                                          4,491             3,124
                                                                 ------------    --------------

   TOTAL ASSETS                                                    $673,110          $654,067
                                                                 ============    ==============

LIABILITIES:
Deposits:
   Noninterest bearing demand                                      $ 76,749          $ 70,110
   NOW and Super NOW                                                 97,215            99,434
   Certificates of deposit $100,000 or more                          87,527            99,644
   Other time and savings                                           297,492           276,004
                                                                 ------------    --------------
       Total Deposits                                               558,983           545,192

Short term borrowings                                                24,808            22,008
Long term debt                                                        5,000             5,000
Other liabilities                                                     3,577             3,839
                                                                 ------------    --------------
   TOTAL LIABILITIES                                                592,368           576,039
                                                                 ============    ==============

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares;
   issued and outstanding:
     June 30, 2003           5,375,454
     December 31, 2002       5,372,064                                   54                54
Additional paid in capital                                           23,908            23,837
Retained earnings                                                    56,242            52,985
Accumulated other comprehensive income                                  538             1,152
                                                                 ------------    --------------
   TOTAL STOCKHOLDERS' EQUITY                                        80,742            78,028
                                                                 ------------    --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $673,110          $654,067
                                                                 ============    ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                              Three months ended June 30,        Six months ended June 30,
                                                                  2003           2002                2003           2002
                                                                  ----           ----                ----           ----
  INTEREST INCOME
    Loans, including fees                                        $7,362        $ 7,441             $14,591        $14,471
    Interest and dividends on investment securities:
       Taxable                                                    1,015          1,488               2,147          3,004
       Tax-exempt                                                   142            114                 289            220
    Other interest income                                           123            131                 242            284
                                                                 ------        -------             -------        -------

         Total interest income                                    8,642          9,174              17,269         17,979
                                                                 ------        -------             -------        -------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                    627            770               1,318          1,531
       Other deposits                                             1,787          2,337               3,643          4,766
       Other interest                                               114            126                 223            240
                                                                 ------        -------             -------        -------

         Total interest expense                                   2,528          3,233               5,184          6,537
                                                                 ------        -------             -------        -------

  NET INTEREST INCOME                                             6,114          5,941              12,085         11,442
  PROVISION FOR CREDIT LOSSES                                        70             79                 160            211
                                                                 ------        -------             -------        -------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                 6,044          5,862              11,925         11,231
                                                                 ------        -------             -------        -------

NONINTEREST INCOME
    Service charges on deposit accounts                             495            479                 955            944
    Gain on sale of securities                                       81              5                 358              5
    Insurance agency commissions                                  1,520            660               3,329            660
    Other noninterest income                                        388            254                 781            472
                                                                 ------        -------             -------        -------

         Total noninterest income                                 2,484          1,398               5,423          2,081
                                                                 ------        -------             -------        -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                3,025          2,325               6,074          4,165
    Expenses of premises and equipment                              482            483                 975            852
    Other noninterest expense                                     1,227          1,158               2,506          2,236
                                                                 ------        -------             -------        -------

    Total noninterest expense                                     4,734          3,966               9,555          7,253
                                                                 ------        -------             -------        -------


  INCOME BEFORE TAXES ON INCOME                                   3,794          3,294               7,793          6,059
  Federal and State income taxes                                  1,338          1,137               2,816          2,162
                                                                 ------        -------             -------        -------

  NET INCOME                                                     $2,456         $2,157              $4,977         $3,897
                                                                 ======        =======             =======        =======

    Basic earnings per common share                                $.46           $.40                $.93           $.73
    Diluted earnings per common share                              $.45           $.40                $.91           $.72
    Dividends declared per common share                            $.17           $.15                $.32           $.30

  See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)



                                                                                                     Accumulated
                                                                    Additional                          other             Total
                                                       Common        Paid in       Retained         Comprehensive      Stockholders'
                                                       Stock         Capital       Earnings          Income(loss)         Equity
                                                       -----         -------       --------          ------------         ------


Balances, January 1, 2003                              $   54       $ 23,837       $ 52,985           $ 1,152           $ 78,028

Comprehensive income:
   Net income                                               -              -          4,977                 -              4,977

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                             -              -              -              (614)              (614)
                                                                                                                        ---------

     Total comprehensive income                                                                                            4,363
                                                                                                                        ---------

Shares issued                                               -             71              -                 -                 71

Cash dividends paid $0.32 per share                         -              -         (1,720)                -             (1,720)
                                                       -------      ---------      ---------          --------          ---------

   Balances, June 30, 2003                             $    54       $ 23,908      $ 56,242           $   538           $ 80,742
                                                       =======      =========      =========          ========          =========



Balances, January 1, 2002                              $    53       $ 23,039      $ 47,412           $   466           $ 70,970

Comprehensive income:
   Net income                                                -              -         3,897                 -              3,897

   Other comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                              -              -             -               468                468
                                                                                                                        ---------

     Total comprehensive income                                                                                            4,365
                                                                                                                        ---------

Shares issued                                                1            810             -                 -                811
Shares repurchased and retired                               -            (21)            -                 -                (21)
Cash dividends paid $0.30 per share                          -              -        (1,606)                -             (1,606)
                                                       -------      ---------      ---------          --------          ---------

   Balances, June 30, 2002                             $    54       $ 23,828      $ 49,703           $   934           $ 74,519
                                                       =======      =========      =========          ========          =========




See accompanying Notes to Condensed Consolidated Financial Statements

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                     For the Six Months Ended June 30,
                                                                                        2003                    2002
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $   4,977                $   3,897
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         772                      554
     Discount accretion on debt securities                                                 (21)                     (46)
     Provision for credit losses, net                                                       62                      119
     Gain on sale of securities                                                           (358)                      (5)
     Loss on other real estate owned                                                         8                        -
     Loss on disposal of premises and equipment                                              -                        2
     Equity in earnings of unconsolidated subsidiary                                         -                      (17)
     Net changes in:
       Insurance premiums receivable                                                      (418)                    (937)
       Accrued interest receivable                                                         149                     (197)
       Other assets                                                                     (1,026)                  (1,133)
       Accrued interest payable on deposits                                               (163)                    (135)
       Accrued expenses                                                                    (99)                   1,379
                                                                                     -----------             -----------
       Net cash provided by operating activities                                         3,883                    3,481
                                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                 58,192                   33,206
   Proceeds from sale of investment securities available for sale                        4,685                      275
   Purchase of securities available for sale                                           (57,318)                 (32,830)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                    1,145                    1,491
   Purchase of securities held to maturity                                              (2,875)                  (2,878)
   Net increase in loans                                                               (17,226)                 (37,052)
   Proceeds from sale of loans                                                             621                        -
   Purchase of premises and equipment                                                     (455)                    (360)
   Purchase of other real estate owned                                                       -                     (325)
   Proceeds from sale of other real estate owned                                            37                        -
   Proceeds from sale of premises and equipment                                              -                       19
   Acquisition, net of stock issued                                                          -                   (5,103)
                                                                                     -----------             -----------
       Net cash used in investing activities                                           (13,194)                 (43,557)
                                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                   23,574                   20,150
   Net (decrease) increase in certificates of deposit                                   (9,783)                   9,691
   Net increase in securities sold under agreement to repurchase                         2,800                   10,440
   Proceeds from issuance of common stock                                                   71                       11
   Repurchase of common stock                                                                -                      (21)
   Dividends paid                                                                       (1,720)                  (1,606)
                                                                                     -----------             -----------
       Net cash provided by financing activities                                        14,942                   38,665
                                                                                     -----------             -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     5,631                   (1,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        69,468                   51,638
                                                                                     -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 75,099                $  50,227
                                                                                     ===========             ===========


See accompanying notes to Condensed Consolidated Financial Statements

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. ("the Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month period ended June 30, 2003 and 2002 have been included. The amounts as of December 31, 2002 were derived from audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,373,484 shares for 2003 and 5,345,824 shares for 2002. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the six months ended June 30, 2003 and 2002 were 5,463,656 and 5,406,220, respectively. As of June 30, 2003 there were no shares excluded from the diluted net income per share computation.

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

Information with respect to impaired loans and the related valuation allowance is shown below:


                                                                                          June 30,        December 31,
(Dollars in thousands)                                                                      2003              2002
                                                                                          -------         ------------

Impaired loans with valuation allowance                                                   $   203            $   414
Impaired loans with no valuation allowance                                                    494                377
                                                                                          -------            -------
     Total impaired loans                                                                 $   697            $   791
                                                                                          =======            =======
Allowance for credit losses applicable to impaired loans                                  $   119            $   116
Allowance for credit losses applicable to other than impaired loans                         4,060              4,001
                                                                                          -------            -------
     Total allowance for credit losses                                                    $ 4,179            $ 4,117
                                                                                          =======            =======

Interest income on impaired loans recorded on the cash basis                              $    13            $    78
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

4) In the normal course of business, to meet the financial needs of its customers, the Company's bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2003, total commitments to extend credit were approximately $128,617,000. Outstanding letters of credit were approximately $10,181,000 at June 30, 2003.

5) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the three-month periods ended June 30, 2003 and 2002. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows:

                                                                    Six-month period Ended June 30,
                                                                     2003                      2002
                                                                     ----                      ----
Net income:
   As reported                                                      $ 4,977                  $ 3,897
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                                (63)                     (30)
                                                                    --------                 --------
Pro forma net income                                                $ 4,914                  $ 3,867
                                                                    ========                 ========

Basic net income per share:
   As reported                                                      $  0.93                  $  0.73
   Pro forma                                                           0.91                     0.72

Diluted earnings per share
   As reported                                                      $  0.91                  $  0.72
   Pro forma                                                           0.90                     0.72


                                                                    Three-month Period Ended June 30,
                                                                     2003                      2002
                                                                     ----                      ----

Net income:
   As reported                                                      $ 2,456                  $ 2,157
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                                (33)                       -
                                                                    --------                 --------
Pro forma net income                                                 $2,423                  $ 2,157
                                                                    ========                 ========

Basic net income per share:
   As reported                                                        $0.46                  $  0.40
   Pro forma                                                           0.45                     0.40

Diluted earnings per share
   As reported                                                        $0.45                  $  0.40
   Pro forma                                                           0.44                     0.40



The pro forma amounts are not representative of the effects on reported net income for future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland and The Centreville National Bank of Maryland located in Centreville, Maryland (collectively, the "Banks"). The Banks operate 12 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the "Insurance Agency") and investment advisory services through Wye Financial Services, LLC, all of which are wholly owned subsidiaries of the Company. The shares of the Company's common stock are listed on the NASDAQ Small Cap Market, trading under the symbol "SHBI."

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2002 audited Consolidated Financial Statements and Notes, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Three basic components comprise the Company's allowance for credit losses: a specific allowance, a formula allowance and a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower's overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the quarter ended June 30, 2003 was $2,456,000 or diluted earnings per share of $.45, compared to $2,157,000 for the second quarter of 2002, or diluted earnings per share of $.40. Net income for the six months ended June 30, 2003 was $4,977,000, compared to $3,897,000 for the same period in 2002. On a per share basis, diluted earnings for the six months ended June 30, 2003 were $ .91, compared to $ .72 for the same period last year. Return on average assets was 1.52% for the first six months of 2003, compared to 1.29% for the same period in 2002. Return on average stockholders' equity was 12.46% and 10.78% for the six months ended June 30, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the quarter ended June 30, 2003 was $6,114,000 compared to $5,941,000 for the same period last year. Net interest income for the six months ended June 30, 2003 totaled $12,085,000, a $643,000 increase over the same period last year. The increase in net interest income is primarily the result of a decline in the cost of deposits. Interest income declined in both the three- and six-month periods ended June 30, 2003 when compared to 2002, as a result of lower yields on earning assets. Total interest income decreased $532,000 and $710,000 for the three- and six-month periods ended June 30, 2003, respectively, when compared to the same periods last year.

The Company's net interest margin was 3.99% for the six months ended June 30, 2003, which is 9 basis points lower than one year ago. The Company continued to increase its volume of earning assets, which averaged $615,425,000 for the six months ended June 30, 2003, as compared to $571,691,000 at June 30, 2002. Loans accounted for the most significant portion of this growth, increasing $39,500,000 to $451,530,000. The yield on earning assets declined 69 basis points to 5.68% for the six-month period ended June 30, 2003, when compared to the same period in 2002.

The overall yield on loans for the six months ended June 30, 2003 was 6.48%, compared to 7.07% for the corresponding period in 2002. The yield on investment securities declined from 5.22% for the first six months of 2002 to 4.22% for the same period in 2003 and the average balance of investment securities declined $4,001,000 to $122,989,000 for the six months ended June 30, 2003 when compared to June 30, 2002.

Total interest expense for the three and six months ended June 30, 2003 was $2,528,000 and $5,184,000, respectively. This represents a decrease of $705,000 and $1,353,000 or 21.8% and 20.7%, respectively, when compared to the same periods last year. Lower rates paid for certificates of deposit were the primary cause for the decline in interest expense for the three- and six-month periods ended June 30, 2003. The average balance of all categories of interest bearing deposits increased during the six-month period ended June 30, 2003. The average balance of interest bearing demand deposits increased $25,725,000, while the average rate paid for those deposits declined 22 basis points for the six months ended June 30, 2003 compared to the same period in 2002. The average balance of certificates of deposits increased $10,124,000, while the average rate paid for certificates of deposit decreased 106 basis points to 3.30% for the six months ended June 30, 2003 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 73.4% and 72.1% of total average earning assets at June 30, 2003 and 2002, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first six months of the year.

                                                             June 30, 2003                              June 30, 2002
                                                             -------------                              -------------
                                                       Average    Income      Yield             Average      Income      Yield
(Dollars in thousands)                                 Balance    Expense     Rate              Balance      Expense     Rate
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $122,989    $ 2,596       4.22%            $126,990     $ 3,351      5.22%
   Loans                                              451,530     14,629       6.48%             412,030      14,522      7.07%
   Interest bearing deposits                           18,574        106       1.15%               8,176          68      1.66%
   Federal funds sold                                  22,332        134       1.20%              24,495         216      1.77%
                                                   ----------   --------       -----          ----------    --------      -----
   Total earning assets                               615,425     17,465       5.68%             571,691      18,157      6.37%
Noninterest earning assets                             39,326                                     30,774
                                                   ----------                                 ----------
Total Assets                                          654,751                                    602,465
                                                   ==========                                 ==========

Interest bearing liabilities
   Interest bearing deposits                          475,468      4,961       2.09%             439,557       6,297      2.87%
   Short term borrowing                                22,222         98        .89%              19,094         115      1.21%
   Long term debt                                       5,000        125       5.00%               5,000         125      5.01%
                                                   ----------   --------       -----          ----------    --------      -----
   Total interest bearing liabilities                 502,690      5,184       2.06%             463,651       6,537      2.83%
Noninterest bearing liabilities                        72,199                                     66,515
Stockholders' equity                                   79,862                                     72,299
                                                   ----------                                 ----------
Total liabilities and stockholders' equity           $654,751                                   $602,465
                                                   ==========                                 ==========
Net interest spread                                              $12,281       3.62%                         $11,620      3.54%
                                                                ========                                    ========
Net interest margin                                                            3.99%                                      4.08%


(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
For the three- and six-month periods ended June 30, 2003, noninterest income increased $1,086,000 and $3,342,000, respectively, when compared to the same periods last year. The increases are primarily due to Insurance Agency commissions totaling $1,520,000 and $3,329,000 for the three- and six-month periods ended June 30, 2003. The Insurance Agency was acquired in May of 2002, and commissions during the three months ended June 30, 2002 totaled $660,000. Income from the origination and sale of mortgage loans on the secondary market totaling $280,000 as well as gains on sale of investment securities totaling $358,000 for the six months ended June 30, 2003 also contributed to the growth in noninterest income.

Noninterest Expense
Total noninterest expense, excluding income taxes and the provision for credit loan losses, increased $768,000 and $2,302,000 for the three- and six-month periods ended June 30, 2003, respectively, from the comparable periods in 2002. Operation of the Insurance Agency accounted for $670,000 and $1,929,000 of the increase in each of the three- and six-month periods ended June 30, 2003, respectively, compared to an expense of $632,000 for the second quarter of 2002.

Income Taxes
The effective tax rate for the three- and six-month periods ended June 30, 2003 were 35.3% and 36.1%, respectively, compared to 34.5% and 35.7% for the same periods last year. There have been no changes in tax law or to the Company's tax structure that would have a significant impact on the effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $456,144,000 at June 30, 2003, an increase of $16,605,000 or 3.8% since December 31, 2002. The increase is primarily attributable to an increase in real estate lending for the first six months of the year. Average loans, net of unearned income, increased $39,500,000 or 9.6% for the six months ended June 30, 2003 totaling $451,530,000, compared to an increase of $31,078,000 or 5.5% for the same period last year, with a total of $412,030,000 at June 30, 2002.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion under the caption, "Critical Accounting policies" for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio, current trends in delinquencies and nonperforming assets, as well as past credit loss experience. The provision for credit losses for the three- and six-month periods ended June 30, 2003 was $70,000 and $160,000, respectively, compared to $79,000 and $211,000 for the same periods in 2002. The reduced provision is the result of the improved quality of the Company's loan portfolio. Strong underwriting guidelines, a stable local economy and increased collateral value resulting from the strength of the local real estate economy have each had a positive effect on the quality of the loan portofolio. The Company's charge-off ratios remain much lower than those of similar sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $98,000 for the six-month period ended June 30, 2003, compared to $92,000 for the same period last year. Nonaccrual loans declined $74,000, totaling $697,000 at June 30, 2003, when compared to December 31, 2002. Loans past due 90 days and still accruing increased $84,000 since December 31, 2002, however they do not present any significant loss potential to the Company. The Company's ratio of nonperforming assets, including other real estate owned, is also much lower than that of similar sized institutions. The allowance for credit losses as a percentage of average loans declined from 1.05% as of June 30, 2002 to .93% as of June 30, 2003. The decline is primarily the result of growth in loans secured by real estate, which present less risk of loss to the Company than other types of loans. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at June 30, 2003.

     The following table presents a summary of the activity in the allowance for credit losses:
                                                      Six months Ended June 30,
(Dollars in thousands)                                2003                2002
-------------------------------------------------------------------------------
Allowance balance - beginning of year                $  4,117          $  4,189
Charge-offs:
   Commercial and other                                    84                 3
   Real estate                                              2                64
   Consumer                                                70                88
                                                     --------          --------
     Totals                                               156               155
                                                     --------          --------
Recoveries:
   Commercial                                              16                 9
   Real estate                                              3                13
   Consumer                                                39                41
                                                     --------          --------
     Totals                                                58                63
                                                     --------          --------
Net charge-offs:                                           98                92
Provision for credit losses                               160               211
                                                     --------          --------
Allowance balance-ending                             $  4,179          $  4,308
                                                     ========          ========

Average loans outstanding during period              $451,530          $412,030
                                                     ========          ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period               .04%              .04%
                                                     ========          ========
Allowance for credit losses at period end as a
   percentage of average loans                          0.93%             1.05%
                                                     ========          ========

Because the Company's loans are predominately secured by real estate, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets

The following table summarizes past due and nonperforming assets of the Company (in thousands):

                                                 June 30,       December 31,
Nonperforming Assets:                              2003             2002
                                                -----------     ------------
   Nonaccrual loans                                   697              771
   Other real estate owned                              9               54
                                                -----------     ------------
                                                      706              825
   Past due loans still accruing                      577              374
                                                -----------     ------------
   Total nonperforming and past due loans          $1,283           $1,199
                                                ===========     ============

Investment Securities
Investment securities declined $4,785,000 during the six-month period ended June 30, 2003 when compared to December 31, 2002. The yields on bonds purchased during 2003 are much lower than the yields on similar bonds which matured or were called during the first six months of the year. The average balance of investment securities was $122,989,000 for the six months ended June 30, 2003, compared to $126,990,000 for the same period in 2002. The tax equivalent yields on investment securities were 4.22% and 5.22% for the six-month periods ended June 30, 2003 and 2002, respectively.

Deposits
Total deposits at June 30, 2003 were $558,983,000, compared to $545,192,000 at December 31, 2002. Due to the lower rates offered for certificates of deposit, much of the deposit growth was in interest bearing demand and savings account balances, which grew $17,332,000 from $231,179,000 at December 31, 2002 to $248,511,000 at June 30, 2003. Certificates of deposit of $100,000 or more decreased $12,117,000, and other certificates of deposit increased $2,334,000 since December 31, 2002.

Borrowed Funds
Short-term borrowings at June 30, 2003 were $24,808,000 and consisted of securities sold under agreements to repurchase compared to $22,008,000 at December 31, 2002. At June 30, 2003 and December 31,2002, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000, which is due in March 2006 and has a one-time call provision in 2004.

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

Total stockholders' equity was $80.7 million at June 30, 2003, a 3.5% increase since December 31, 2002. Accumulated other comprehensive income, which consists solely of net unrealized gains on investment securities available for sale, decreased $614,000 during this period, resulting in accumulated other comprehensive income of $538,000 at June 30, 2003 when compared to December 31, 2002.

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

A comparison of the capital as of June 30, 2003 for the Company with the minimum requirements is presented below:

                                                                 Minimum
                                             Actual            Requirements
                                             ------            ------------
   Tier 1 risk-based capital                 15.47%               4.00%
   Total risk-based capital                  16.39%               8.00%
   Leverage ratio                            11.09%               4.00%

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

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2003, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                             Immediate Change in Rates
                                      +200 Basis Points          -200 Basis Points         Policy Limit
-------------------------------------------------------------------------------------------------------
% Change in net interest income                5.7%                      (9.9%)                 + 25%
                                                                                                -
% Change in fair value of capital              5.0%                      (7.9%)                 + 15%
                                                                                                -

For more information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer ("CEO") and the Principal Accounting Officer ("PAO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls, as of June 30, 2003, was carried out under the supervision and with the participation of the Company's management, including the CEO and the PAO. Based on that evaluation, the Company's management, including the CEO and the PAO, has concluded that the Company's disclosure controls and procedures are effective.

During the second quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     Part II

Item 4.  Submission of Matters to Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on April 23, 2003, the stockholders elected three individuals to serve as Directors until the 2006 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. Stockholders also approved an amendment to the Company's 1998 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder. The Company submitted each of these matters to a vote through the solicitation of proxies. The results of these votes are as follows:

  Class III Nominees (Term expires 2006)     For      Against       Abstain
                                             ---      -------       -------

           Lloyd L. Beatty, Jr.           4,194,623     3,600       6,660
           Paul M. Bowman                 4,191,529     3,600       6,660
           Jerry F. Pierson               4,214,868         0       6,660
           W. Moorhead Vermilye           4,114,650   100,091       6,660

  Amendment to the 1998 Employee
   Stock Purchase Plan                    4,036,618    72,643       3,796


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

         10.3 Form of Employment Agreement between Avon Dixon Agency, LLC and Kevin P. LaTulip (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10K for the year ended December 31, 2002).

         10.4 Form of Supplemental Retirement Plan Agreement and Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (filed herewith).

         31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

         31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

         32.1 Certifications of the CEO and the Principal Accounting Officer pursuant to 18 U.S.C.ss.1350 (furnished herewith)

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

         b)    Reports on Form 8-K.

               On May 5, 2003, the Company filed a Current Report on Form 8-K in which it furnished under Item 12 the results of operations for the first three months of 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Shore Bancshares, Inc.


Date: August 14, 2003           By: /s/ W. Moorhead Vermilye
                                   ---------------------------------------------
                                    W. Moorhead Vermilye
                                    President and Chief Executive Officer


Date: August 14, 2003           By: /s/ Susan E. Leaverton
                                    --------------------------------------------
                                    Susan E. Leaverton, CPA
                                    Treasurer and Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.      Description

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

    10.3 Form of Employment Agreement between Avon Dixon Agency, LLC and Kevin P. LaTulip (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10K for the year ended December 31, 2002).

    10.4         Form  of  Executive  Supplemental   Retirement  Plan  Agreement
                 between The Centreville National Bank of Maryland and Daniel T. Cannon (filed herewith).

    10.5 Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (filed herewith)

    31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

    31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

    32.1 Certifications of the CEO and the Principal Accounting Officer pursuant to 18 U.S.C.ss.1350 (furnished herewith)

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

    99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed on May 4, 2001 (Registration No. 333- 60214)).