Form 10-Q
period 2003-09-30
SHORE BANCSHARES INC
filed 2003-11-14
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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


Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days      Yes X   No
                                                  --     --

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (As
defined in Rule 12b-2 of the Exchange Act).   Yes X   No
                                                  --     --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


 As of October 31, 2003, registrant had outstanding 5,378,813 of common stock.


                                     INDEX


Part I.

Item 1.    Financial Statements                                                         Page

     Condensed Consolidated Balance Sheets -
        September 30, 2003 (unaudited) and December 31, 2002                              3

     Condensed Consolidated Statements of Income -
        For the three and nine months ended September 30, 2003 and 2002 (unaudited)       4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
        For the nine months ended September 30, 2003 and 2002 (unaudited)                 5

     Condensed Consolidated Statements of Cash Flows -
        For the nine months ended September 30, 2003 and 2002 (unaudited)                 6

     Notes to Condensed Consolidated Financial Statements (unaudited)                   7-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   9-15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    15

Item 4.    Controls and Procedures                                                       16

Part II.

Item 6.    Exhibits and Reports on Form 8-K                                              17


Signatures                                                                               18




                                     Part I
Item 1.  Financial Statements
                             SHORE BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                             September 30,         December 31,
ASSETS:                                                                         2003                   2002
-------                                                                    ---------------       ----------------
                                                                             (unaudited)
Cash and due from banks                                                         $21,242             $   22,321
Interest bearing deposits with other banks                                       14,893                 20,006
Federal funds sold                                                               50,665                 27,141
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $16,215,
   $13,379, respectively)                                                        16,060                 13,124
   Available for sale, at fair value                                            124,504                110,864
Loans, less allowance for credit losses ($4,148,
   $4,117, respectively)                                                        454,577                435,422
Insurance premiums receivable                                                     1,907                  1,619
Premise and equipment, net                                                       11,423                  8,534
Accrued interest receivable on loans and investment securities                    2,841                  2,959
Investment in unconsolidated subsidiary                                           1,166                  1,166
Goodwill                                                                          5,990                  5,990
Other intangible assets                                                           1,635                  1,797
Other assets                                                                      3,949                  3,124
                                                                             -----------            -----------

   TOTAL ASSETS                                                                $710,852               $654,067
                                                                             ===========            ===========

LIABILITIES:
Deposits:
   Noninterest bearing demand                                                   $83,328             $   70,110
   NOW and Super NOW                                                            116,045                 99,434
   Certificates of deposit $100,000 or more                                      92,462                 99,644
   Other time and savings                                                       299,927                276,004
                                                                             -----------            -----------
       Total Deposits                                                           591,762                545,192

Short term borrowings                                                            28,752                 22,008
Long term debt                                                                    5,000                  5,000
Other liabilities                                                                 3,787                  3,839
                                                                             -----------            -----------
   TOTAL LIABILITIES                                                            629,301                576,039
                                                                             -----------            -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares;
  issued and outstanding:
     September 30, 2003      5,378,203
     December 31, 2002       5,372,064                                               54                     54
Additional paid in capital                                                       23,966                 23,837
Retained earnings                                                                57,523                 52,985
Accumulated other comprehensive income                                                8                  1,152
                                                                             -----------            -----------
   TOTAL STOCKHOLDERS' EQUITY                                                    81,551                 78,028
                                                                             -----------            -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $710,852               $654,067
                                                                             ===========            ===========
See accompanying notes to Condensed Consolidated Financial Statements.


                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                            For the three months ended September 30,        For the nine months ended September 30,
                                                          2003           2002                           2003           2002
                                                          ----           ----                           ----           ----
  INTEREST INCOME
    Loans, including fees                                $ 7,072        $ 7,687                        $21,663        $22,158
    Interest and dividends on investment securities:
       Taxable                                               960          1,374                          3,107          4,378
       Tax-exempt                                            159            124                            448            344
    Other interest income                                    148            150                            390            434
                                                         -------       --------                       --------        -------

         Total interest income                             8,339          9,335                         25,608         27,314
                                                         -------       --------                       --------        -------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more             621            756                          1,939          2,287
       Other deposits                                      1,621          2,143                          5,264          6,909
       Other interest                                        109            131                            332            371
                                                         -------       --------                       --------        -------

         Total interest expense                            2,351          3,030                          7,535          9,567
                                                         -------       --------                       --------        -------

  NET INTEREST INCOME                                      5,988          6,305                         18,073         17,747
  PROVISION FOR CREDIT LOSSES                                 75             66                            235            277
                                                         -------       --------                       --------        -------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                          5,913          6,239                         17,838         17,470
                                                         -------       --------                       --------        -------

  NONINTEREST INCOME
    Service charges on deposit accounts                      466            477                          1,421          1,421
    Gain on sale of securities                                91             18                            449             23
    Insurance agency commissions                           1,354          1,078                          4,683          1,738
    Other noninterest income                                 379            241                          1,160            713
                                                         -------       --------                       --------        -------

         Total noninterest income                          2,290          1,814                          7,713          3,895
                                                         -------       --------                       --------        -------

  NONINTEREST EXPENSE
    Salaries and employee benefits                         3,046          2,596                          9,120          6,761
    Expenses of premises and equipment                       515            454                          1,490          1,306
    Other noninterest expense                              1,200          1,177                          3,706          3,413
                                                         -------       --------                       --------        -------

    Total noninterest expense                              4,761          4,227                         14,316         11,480
                                                         -------       --------                       --------        -------


  INCOME BEFORE TAXES ON INCOME                            3,442          3,826                         11,235          9,885
  Federal and State income taxes                           1,247          1,338                          4,063          3,500
                                                         -------       --------                       --------        -------

  NET INCOME                                              $2,195         $2,488                         $7,172         $6,385
                                                         =======       ========                       ========        =======

    Basic earnings per common share                      $   .40        $   .46                       $   1.33       $   1.19
    Diluted earnings per common share                    $   .40        $   .46                       $   1.31       $   1.18

  See accompanying notes to Condensed Consolidated Financial Statements.


                             SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Dollars in thousands)


                                                                                                   Accumulated
                                                                     Additional                       other            Total
                                                       Common         Paid in         Retained     Comprehensive    Stockholders'
                                                        Stock         Capital         Earnings      Income(loss)       Equity
                                                       -------      ------------     ----------   ---------------  --------------

Balances, January 1, 2003                               $   54       $ 23,837         $ 52,985         $1,152          $78,028

Comprehensive income:
   Net income                                                -              -            7,172              -            7,172

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -                -         (1,144)          (1,144)
                                                                                                                      ----------

     Total comprehensive income                                                                                          6,028
                                                                                                                      ----------

Shares issued                                                -            129                -              -              129

Cash dividends paid $0.49 per share                          -              -           (2,634)             -           (2,634)
                                                        ------       ----------       ----------       ---------      ----------

   Balances, September 30, 2003                         $   54       $ 23,966         $ 57,523         $    8         $ 81,551
                                                        ======       ==========       ==========       =========      ==========


Balances, January 1, 2002                               $   53       $ 23,039         $ 47,412         $  466          $70,970

Comprehensive income:
   Net income                                                -              -            6,385              -            6,385

   Other comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                              -              -               -             762              762
                                                                                                                      ----------

     Total comprehensive income                                                                                          7,147
                                                                                                                      ----------

Shares issued for employee benefit plans                     -             15               -               -               15
Shares issued for acquisition of insurance agency            1            800               -               -              801
Shares repurchased and retired                               -            (21)              -               -              (21)
Cash dividends paid $0.45 per share                          -              -           (2,412)             -           (2,412)
                                                        ------       ----------       ---------        -----------    -----------

   Balances, September 30, 2002                     $       54       $ 23,833        $  51,385       $  1,228          $76,500
                                                        ======       ==========       =========        ===========    ===========




See accompanying Notes to Condensed Consolidated Financial Statements

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                For the Nine Months Ended September 30,
                                                                                        2003                  2002
                                                                                  ---------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $   7,172             $   6,385
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        1,152                   923
     Discount accretion on debt securities                                                  (42)                  (92)
     Provision for credit losses, net                                                       (31)                 (102)
     Deferred income taxes                                                                   52                   (13)
     Gain on sale of securities                                                            (449)                  (23)
     Loss on disposal of premises and equipment                                               -                     2
     Loss on other real estate owned                                                          2                     4
     Equity in earnings of unconsolidated subsidiary                                          -                   (21)
     Net changes in:
       Accrued interest receivable                                                          117                   (43)
       Other assets                                                                        (502)               (1,240)
       Accrued interest payable on deposits                                                (160)                 (129)
       Accrued expenses                                                                     108                 1,676
                                                                                        ----------            ----------
     Net cash provided by operating activities                                            7,419                 7,327
                                                                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                  88,398                63,390
   Proceeds from sale of investment securities available for sale                         8,771                 3,017
   Purchase of securities available for sale                                           (112,663)              (57,864)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                     1,516                 1,754
   Purchase of securities held to maturity                                               (4,468)               (4,367)
   Net increase in loans                                                                (19,500)              (44,144)
   Purchase of loans                                                                       (291)                    -
   Proceeds from sale of loans                                                              668                     -
   Purchase of premises and equipment                                                    (3,379)                 (753)
   Proceeds from sale of premises and equipment                                               -                    19
   Proceeds from sale of other real estate owned                                             52                    43
   Acquisition, net of stock issued                                                           -                (5,103)
                                                                                        ----------            ----------
     Net cash used in investing activities                                             ( 40,896)              (44,008)
                                                                                        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                    51,492                24,262
   Net (decrease) increase in certificates of deposit                                    (4,922)               15,607
   Net increase in short term borrowings                                                  6,744                 7,274
   Proceeds from issuance of common stock                                                   129                    16
   Repurchase of common stock                                                                 -                   (21)
   Dividends paid                                                                        (2,634)               (2,412)
                                                                                        ----------            ----------
       Net cash provided by financing activities                                         50,809                44,726
                                                                                        ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                17,332                 8,045
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         69,468                51,638
                                                                                        ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  86,800             $  59,683
                                                                                        ==========            ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002, have been included. The amounts as of December 31, 2002 are derived from audited financial statements. All such adjustments are of a normal recurring nature. There have been no significant changes to the Company's accounting policies as disclosed in the 2002 Annual Report. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2002.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,374,805 shares for 2003 and 5,354,573 shares for 2002. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the nine months ended September 30, 2003 and 2002 were 5,463,640 and 5,415,176, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                           September 30,                December 31,
(Dollars in thousands)                                                             2003                        2002
----------------------------------------------------------------------------------------------------------------------------
Impaired loans with a specific allowance                                      $     786                    $    414
Impaired loans with a general allowance                                             749                         377
                                                                               --------                     --------
     Total impaired loans                                                     $   1,535                    $    791
                                                                               ========                     ========

Allowance for credit losses applicable to impaired loans                      $     530                    $    116
Allowance for credit losses applicable to other than impaired loans               3,618                       4,001
                                                                               --------                     --------
     Total allowance for credit losses                                        $   4,148                    $  4,117
                                                                               ========                     ========

Interest income on impaired loans recorded on the cash basis                  $      21                    $     78
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

4) In the normal course of business, to meet the financial needs of its customers, the Company's bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2003, total commitments to extend credit were approximately $133,470,000. Outstanding letters of credit were approximately $ 9,518,000 at September 30, 2003.

5) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the three-month periods ended September 30, 2003 and 2002. No options vested during the three-month period ended September 30, 2003. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows:

                                                                 Nine-month period Ended September 30,
                                                                     2003                      2002
                                                                     ----                      ----
Net income:
   As reported                                                      $7,172                    $6,385
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                               (39)                      (18)
                                                                   --------                  --------
Pro forma net income                                                $7,133                    $6,367
                                                                   ========                  ========

Basic net income per share:
   As reported                                                      $ 1.33                    $1.19
   Pro forma                                                          1.33                     1.19

Diluted earnings per share
   As reported                                                      $ 1.31                    $1.18
   Pro forma                                                          1.31                     1.18


                                                                 Three-month Period Ended September 30,
                                                                     2003                      2002
                                                                     ----                      ----
Net income:
   As reported                                                      $2,195                   $2,488
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                                 -                        -
                                                                   --------                  --------
Pro forma net income                                                $2,195                   $2,488
                                                                   ========                  ========

Basic net income per share:
   As reported                                                      $ 0.40                   $ 0.46
   Pro forma                                                          0.40                     0.46

Diluted earnings per share
   As reported                                                       $0.40                   $ 0.46
   Pro forma                                                          0.40                     0.46


The pro forma amounts are not representative of the effects on reported net income for future periods.

6) In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement has had no effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Beginning in 2003, Interpretation No. 45 requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and required disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148. The

Company has not changed to the fair value-based method of accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Company holds no significant variable interest entities that would require disclosure or consolidation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The implementation of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such as obligations that a reporting entity can or must settle by issuing its own equity shares. SFAS No. 150 did not have an impact on the Company's earnings, financial condition or equity.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the December 31, 2002 audited Consolidated Financial Statements and Notes, which were included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2002.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2002, under the heading "Risk Factors." Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Recent Developments

On November 12, 2003, the Company entered into a definitive merger agreement with Midstate Bancorp, Inc., a Delaware bank holding company, pursuant to which Midstate Bancorp, Inc. will merge with and into the Company. Midstate Bancorp, Inc.'s Delaware bank subsidiary, The Felton Bank, will become a separate Delaware bank subsidiary of the Company as a result of the merger. The merger is subject to the approval of regulatory agencies and the stockholders of Midstate Bancorp, Inc. and is expected to close during the first quarter of 2004.

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

The Company believes its most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio as of the balance sheet date. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and internal loan processes of the Company, in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from Management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

Overview
Net income for the nine months ended September 30, 2003 was $7,172,000, an increase of 12.3% when compared to $6,385,000 for the same period in 2002. On a per share basis, diluted earnings were $1.31, compared to $1.18 for the same period last year. Return on average assets was 1.43% for the first nine months of 2003 compared to 1.39% for the first nine months of 2002. Return on average stockholders' equity increased from 11.63% at September 30, 2002 to 11.97% at September 30, 2003.

Net income totaled $2,195,000 for the third quarter of 2003, a decrease of 11.8% when compared to $2,488,000 for the same period in 2002. On a per share basis, diluted earnings were $0.40 for the quarter, compared to $0.46 for the same period in 2002. A reduction in interest income was the primary reason for the decline. The overall yield on earning assets continued to decline during the third quarter, resulting in an average yield on earning assets was 5.50% for the nine-month period ending September 30, 2003 compared to 6.36% for the same period last year. A reduction in the rate paid for interest bearing deposits from 2.75% one year ago to 1.98% at September 30, 2003 enabled the Company to increase net interest income over the comparable nine month period of one year ago. The reduction in rates paid for deposits is largely attributable to the maturity and repricing of existing deposits in the current low interest rate environment.


                              RESULTS OF OPERATIONS
Net Interest Income
Net interest  income for the quarter  ended  September  30, 2003 was  $5,988,000 compared to $6,305,000 for the same period last year. Net interest income for the nine months ended September 30, 2003 totaled $18,073,000, a $326,000 increase over the same period last year. The increase in net interest income for the nine-month period ended September 30, 2003 is primarily the result of a reduction in interest expense. Interest income declined in both the three- and nine-month periods ended September 30, 2003 when compared to 2002, as a result of lower yields on earning assets.

The Company's net interest margin was 3.90% for the nine months ended September 30, 2003. A 25 basis point reduction in short-term rates at the end of the second quarter of 2003 had an impact on the three and nine month results. Deposit growth continued to outpace loan demand, resulting in an increase in interest bearing deposits with other banks and federal funds sold. Earning assets averaged $627,556,000 for the nine months ended September 30, 2003, as compared to $580,045,000 at September 30, 2002. Loans accounted for the most significant portion of this growth, increasing $33,943,000 to $453,443,000 at September 30, 2003. The yield on earning assets declined 86 basis points to 5.50% for the nine-month period ended September 30, 2003, when compared to the same period in 2002.

The overall yield on loans for the nine months ended September 30, 2003 was 6.39%, compared to 7.09% for the corresponding period in 2002. The yield on investment securities declined from 5.10% for the first nine months of 2002 to 4.02% for the same period in 2003 and the average balance of investment securities declined $1,027,000 to $126,086,000 for the nine months ended September 30, 2003 when compared to September 30, 2002.

Total interest expense for the three and nine months ended September 30, 2003 was $2,351,000 and $7,535,000, respectively. This represents a decrease of $679,000 and $2,032,000 or 22.4% and 21.2%, respectively, when compared to the same periods last year. Lower rates paid for certificates of deposit were the primary cause for the decline in interest expense for the three- and nine-month periods ended September 30, 2003. The average balance of all categories of deposits increased during the nine-month period ended September 30, 2003. The average balance of interest bearing deposits increased $37,346,000, while the average rate paid for those deposits declined 77 basis points for the nine months ended September 30, 2003 compared to the same period in 2002. The average balance of certificates of deposits increased $8,216,000, while the average rate paid for certificates of deposit decreased 98 basis points to 3.20% for the nine months ended September 30, 2003 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 72.3% of total average earning assets at September 30, 2003 and 2002.

Analysis of Interest Rates and Interest Differentials.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first nine months of the year.

                                                            September 30, 2003                   September 30, 2002
                                                            ------------------                   ------------------
                                                       Average    Income      Yield           Average      Income        Yield
(Dollars in thousands)                                 Balance    Expense     Rate            Balance      Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $126,086    $ 3,801       4.02%        $127,113       $ 4,918        5.10%
   Loans                                              453,443     21,719       6.39%         419,500        22,231        7.09%
   Interest bearing deposits
          with other banks                             19,271        155       1.07%           7,736            96        1.67%
   Federal funds sold                                  28,756        235       1.09%          25,696           337        1.76%
                                                   ----------  ---------       -----    ------------      --------     --------
   Total earning assets                              $627,556    $25,910       5.50%        $580,045       $27,582        6.36%
Non-interest earning assets                            39,945                                 32,132
                                                   ----------                             ----------
Total Assets                                         $667,501                               $612,177
                                                    =========                               ========

Interest bearing liabilities
Interest bearing deposits                            $484,154     $7,203       1.98%        $446,808        $9,196        2.75%
   Short term borrowing                                23,520        144       0.82%          29,311           183        1.20%
   Long term debt                                       5,000        188       5.03%           5,000           188        5.04%
                                                   ----------  ---------       -----      ------------    --------        -----
   Total interest bearing liabilities                $512,674     $7,535       1.95%        $472,119        $9,567        2.71%
Non-interest bearing liabilities                       74,939                                 66,848
Stockholders' equity                                   79,888                                 73,210
                                                   ----------                             ----------
Total liabilities and stockholders' equity           $667,501                               $612,177
                                                     ========                               ========
Net interest spread                                              $18,375       3.55%                       $18,015        3.65%
                                                                 =======                                   =======
Net interest margin                                                            3.90%                                      4.15%

(1) Interest Income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible potion of interest expense) using the appropriate marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table to compute yields aggregated to $302,000 in 2003 and $268,000 in 2002.
(2) Average  loan  balances  include non-accrual  loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.


Non-interest Income
Total non-interest income for the three and nine-month periods ended September 30, 2003 increased $476,000 and $3,818,000, respectively, when compared to the same periods in 2002. Commissions attributable to the Insurance Agency, which began operations on May 1, 2002, represented $276,000 and $2,945,000 of that increase, respectively, totaling $1,354,000 and $4,683,000 for the three and nine-month periods ended September 30, 2003, respectively. In addition, the Company had gains on the sale of securities totaling $91,000 and $449,000 for the three and nine-month periods ended September 30, 2003, respectively, compared to $18,000 and $23,000 for the same periods last year. Income from the origination of mortgage loans for the secondary market totaling $390,000 for the nine-months ended September 30, 2003, also contributed to the growth in non-interest income. Mortgage loans originated for the secondary market are not generally funded by the Company.

Non-interest Expense
Total non-interest expense, excluding income taxes and the provision for credit losses, increased $534,000 and $2,836,000 for the three and nine-month periods ended September 30, 2003, respectively, from the comparable periods in 2002. Operation of the Insurance Agency accounted for $246,000 and $2,175,000 of the increase during the three and nine-month periods ended September 30, 2003, respectively, when compared to the same periods in 2002. Other increases relate to the start up cost of a new branch location as well as general increases in overhead resulting from the growth of the Company.

Income Taxes
The effective tax rate for the three- and nine-month periods ended September 30, 2003 was 36.2% compared to 35% and 35.4%, respectively, for the same periods last year. There have been no significant changes in tax law or to the Company's tax structure that would materially impact the effective tax rate.

                         Analysis of Financial Condition

Loans
Loans, net of allowance for credit losses and unearned income, totaled $454,577,000 at September 30, 2003, an increase of $19,155,000 or 4.4% from
December 31, 2002. The demand for real estate loans remained strong and was the primarily reason for this growth, although the Company continued to experience loan runoff as some borrowers sought long-term fixed rate financing in the secondary market. Average loans, net of unearned income, for the nine-month period ended September 30, 2003 totaled $453,443,000, compared to $419,500,000 for the same period last year.

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

Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio, current trends in delinquencies and nonperforming assets, as well as past credit loss experience. The provision for credit losses for the three- and nine-month periods ended September 30, 2003 was $75,000 and $235,000, respectively, compared to $66,000 and $277,000 for the same periods in 2002. The overall quality of the Company's loan portfolio remains strong despite an increase in nonperforming loans, resulting in a decline in the provision for the nine-month period ended September 30, 2003. Strong underwriting guidelines, a stable local economy and increased collateral value resulting from the strength of the local real estate economy have each had a positive effect on the quality of the loan portfolio. The Company's charge-off ratios remain much lower than those of similar sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $204,000 for the nine-month period ended September 30, 2003, compared to $380,000 for the same period last year. Nonaccrual loans increased $764,000, totaling $1,535,000 at September 30, 2003, when compared to December 31, 2002. A specific allowance hs been established to cover the estimated loss associated with these nonaccrual loans. Loans past due 90 days and still accruing increased $615,000 since December 31, 2002, however they consist primarily of real estate secured loans with, in management's opinion, minimal loss potential to the Company. The Company's ratio of nonperforming assets, including other real estate owned, is also much lower than that of similar sized institutions. The allowance for credit losses as a percentage of average loans was .91% and .97% as of September 30, 2003 and 2002, respectively. The decline is primarily the result of growth in loans secured by real estate, which present less risk of loss to the Company than other types of loans. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at September 30, 2003.

     The following table presents a summary of the activity in the allowance for credit losses.

                                                                        Nine Months Ended September 30,
(Dollars in thousands)                                                       2003               2002
------------------------------------------------------------------------------------------------------------
Allowance balance - beginning of year                                     $  4,117           $ 4,189
Charge-offs:
   Commercial and other                                                        189               273
   Real estate                                                                   2                64
   Consumer                                                                     99               128
                                                                            --------          -------
     Totals                                                                    290               465
                                                                            --------          -------
Recoveries:
   Commercial                                                                   32                14
   Real estate                                                                   4                14
   Consumer                                                                     50                57
                                                                            --------          -------
     Totals                                                                     86                85
                                                                            --------          -------
Net charge-offs:                                                               204               380
Provision for credit losses                                                    235               277
                                                                            --------          -------

Allowance balance-ending                                                  $  4,148           $ 4,086
                                                                            ========         ========

Average loans outstanding during period                                   $453,443           $419,500
                                                                            ========         ========

Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                                     .06%               .12%
                                                                            ========         ========
Allowance for credit losses at period end as a
   percentage of average loans                                                 .91%               .97%

                                                                            ========         ========

The general economic conditions in the Company's market area remain strong; because the Company's loans are predominately real estate secured, however, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets
The following table summarizes non-performing assets of the Company.

                                                                          September 30,    December 31,
Non-performing Assets:                                                          2003           2002
                                                                          ------------     ------------
   Non-accrual loans                                                       $ 1,535          $     771
   Other real estate owned                                                       -                 54
                                                                          --------           --------
                                                                             1,535                825
   Loans past due 90 days and still accruing                                   989                374
                                                                          --------          ---------
   Total non-performing                                                    $ 2,524            $ 1,199
                                                                           =======            =======

Investment Securities
Investment securities increased $16,576,000 during the nine-month period ended September 30, 2003 when compared to December 31, 2002. The average balance of investment securities was $126,086,000 for the nine-month period ended September 30, 2003, compared to $127,113,000 for the same period in 2002. The yield on investment securities continued to decline during the quarter as a result of bonds being called or maturing at rates higher than those available for reinvestment. At September 30, 2003, the overall yield on investment securities was 4.02%, a 108 basis point decrease from 5.10% at September 30, 2002, on a tax equivalent basis.

Deposits
Total deposits at September 30, 2003 were $591,762,000, compared to $545,192,000 at December 31, 2002. The majority of the growth was in money market and savings categories, which increased $21,906,000 over the nine-month period ended September 30, 2003. Certificate of deposit rates continued to decline during 2003, resulting in many depositors leaving money in short-term certificates of deposit, interest bearing transaction accounts or money management accounts waiting for rates to increase. Certificates of deposit greater than $100,000 decreased $7,182,000 during the nine-month period ended September 30, 2003. Other time deposits increased $2,016,000 during the nine-month period ended September 30, 2003, and noninterest and interest bearing transaction accounts increased $29,829,000 during the same period.

Borrowed Funds
Short term borrowings, which consist of securities sold under agreements to repurchase, increased $6,744,000, totaling $28,752,000 at September 30, 2003 when compared to December 31, 2002. The average rate paid for short-term borrowings was .82% and 1.20% at September 30, 2003 and 2002, respectively. The Company also has an advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 outstanding at September 30, 2003 and 2002. The advance is due March 29, 2006 and has a one-time call provision in 2004. As of September 30, 2003, the interest rate on the advance was 4.97%.

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

Total stockholders' equity was $81,551,000 at September 30, 2003, an increase of 4.5% when compared to December 31, 2002. Accumulated other comprehensive income, which consists solely of net unrealized gains and losses on investment securities available for sale, declined $1,144,000 since December 31, 2002, resulting in accumulated other comprehensive income at September 30, 2003 of $8,000.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the capital as of September 30, 2003 with the minimum requirements is presented below.

                                                                    Minimum
                                               Actual            Requirements
                                               ------            ------------
Tier 1 risk-based capital                      15.25%                4.00%
Total risk-based capital                       16.13%                8.00%
Leverage ratio                                 10.72%                4.00%

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

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2003, the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                                Immediate Change in Rates
                                                +200 Basis Points          -200 Basis Points         Policy Limit
----------------------------------------------------------------------------------------------------------------------
% Change in net interest income                       11.00%                     (14.5)%                  + 25%
                                                                                                          -
% Change in fair value of capital                      5.89%                      (7.8)%                  + 15%
                                                                                                          -

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

An evaluation of the effectiveness of these disclosure controls, as of September 30, 2003, was carried out under the supervision and with the participation of the Company's management, including the CEO and the PAO. Based on that evaluation, the Company's management, including the CEO and the PAO, has concluded that the Company's disclosure controls and procedures are effective.

During the third quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         10.4     Form  of  Supplemental  Retirement  Plan  Agreement  and  Life
                  Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel
                  T. Cannon (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

         10.5 Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit
                  10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

         31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

         31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

         32.1 Certifications of the CEO and the Principal Accounting Officer pursuant to 18 U.S.C.ss.1350 (furnished herewith).

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

b) Reports on Form 8-K.

     On August 6, 2003, the Company filed a Current Report on Form 8-K in which it furnished under Item 12 the results of operations for the three- and six-month periods ended June 30, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Shore Bancshares, Inc.



Date: November 14, 2003                By: /s/ W. Moorhead Vermilye
                                           -------------------------------------
                                           W. Moorhead Vermilye
                                           President and Chief Executive Officer


Date: November 14, 2003                By: /s/ Susan E. Leaverton
                                           -------------------------------------
                                           Susan E. Leaverton, CPA
                                           Treasurer and Principal Accounting
                                            Officer

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

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

10.4 Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon
            (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.5 Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

31.1        Certifications   of  the  CEO   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act (filed herewith).

31.2        Certifications   of  the  PAO   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act (filed herewith).

32.1 Certifications of the CEO and the PAO pursuant to 18 U.S.C.ss.1350 (furnished herewith).

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