Form 10-K
period 2003-12-31
SHORE BANCSHARES INC
filed 2004-03-15
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 0-22345

SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1974638 (I.R.S. Employer Identification No.)

18 East Dover Street, Easton, Maryland (Address of Principal Executive Offices)	21601 (Zip Code)

(410) 822-1400
Registrant’s Telephone Number, Including Area Code

Securities Registered pursuant to Section 12(b) of the Act: None.

        Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

        The aggregate market value of the Corporation’s voting stock held by non-affiliates of the registrant as of June 30, 2003 was $153,083,156.

        The number of shares outstanding of the registrant’s common stock as of March 1, 2004 was 5,409,967.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive Proxy Statement for the 2004 Annual Stockholders’ Meeting to be held on April 28, 2004.

-1-

        This Annual Report of Shore Bancshares, Inc. (the “Company”) on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” in Item 1 of Part I of this report.

PART I

Item 1. Business.

General

        The Company was incorporated under the laws of Maryland on March 15, 1996 and is a bank holding company and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company engages in the business of acting as the parent company to two bank subsidiaries, The Centreville National Bank of Maryland (“Centreville National Bank”) and The Talbot Bank of Easton, Maryland (“Talbot Bank”) (together with Centreville National Bank, the “Banks”), two insurance producers, The Avon-Dixon Agency, LLC and Elliott Wilson Insurance, LLC, one insurance premium finance company, Mubell Finance, LLC (together with The Avon-Dixon Agency, LLC and Elliot Wilson Insurance, LLC, the “Insurance Subsidiaries”), and an investment adviser firm, Wye Financial Services, LLC (“Wye Financial”). The Company also has a non-active subsidiary, Shore Pension Services, LLC.

        On November 12, 2003, the Company announced that it had executed a definitive merger agreement to merge with Midstate Bancorp, Inc., a Delaware bank holding company (“Midstate Bancorp”). If this merger is consummated, the Company will acquire all of the issued and outstanding capital securities of The Felton Bank, a Delaware commercial bank (“Felton Bank”), which will operate in as an independent bank subsidiary. For more information about this transaction, see Item 7 of Part II of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments”.

        Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures. Centreville National Bank owns 29.25% of the issued and outstanding common stock of Delmarva Data. Delmarva Data is a Maryland corporation located in Easton, Maryland, which provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia. Delmarva Data provides these services to Centreville National Bank and Talbot Bank.

Banking Products and Services

        Centreville National Bank is a national banking association that commenced operations in 1876. Talbot Bank is a Maryland commercial bank and commenced operations in 1885. The Banks operate twelve full service branches and sixteen ATM’s, providing a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent, Queen Anne’s, Caroline, Talbot and Dorchester counties in Maryland. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Lending Activities

        The Company’s lending operations are conducted through the Banks.

        The Company originates secured and unsecured loans for business purposes. It is typical for commercial loans to be secured by real estate, accounts receivable, inventory equipment or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

        The Company provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may be fixed or variable rate. Permanent financing for individuals offered by the Company includes fixed and variable rate loans with three-year or five-year balloons, and one, three or five year Adjustable Rate Mortgages.

        The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

        The Company originates fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Underwriting standards recommend loan to value ratios not to exceed 80% based on appraisals performed by approved appraisers of the Company. Title insurance protecting the Company’s lien priority, as well as fire and casualty insurance, is required.

        The Company also originates and sells long term fixed rate residential mortgage loans on the secondary market. These loans are not typically funded by the Company, however the Company receives a commission upon settlement.

        Commercial real estate loans are primarily those secured by office condominiums, retail buildings, warehouses and general purpose business space. Low loan to value ratio standards, as well as the thorough financial analysis performed and the Company’s knowledge of the local economy in which it lends, can reduce the risk associated with these loans.

        A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on-going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

Insurance Activities

        The Insurance Subsidiaries were formed as a result of the Company’s acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002. On November 1, 2002, The Avon-Dixon Agency, LLC completed its acquisition of certain assets of W. M. Freestate & Son, Inc., a full-service insurance producer firm owned by Mark M. Freestate, who serves on the Board of Directors of Centreville National Bank. Through these entities, the Company offers a full range of insurance products and services to customers, including insurance premium financing.

Investment Adviser Activities

        Through Wye Financial, which was formed in 2002, the Company offers a variety of financial planning products and services to customers within its market areas.

Seasonality

        Management does not believe that the business activities of the Company are seasonal in nature. Deposits may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on the Company’s planning or policy-making strategies.

Employees

        At March 1, 2004, the Company and its subsidiaries employed 250 persons, of which 217 were employed on a full-time basis.

COMPETITION

        The banking business, in all of its phases, is highly competitive. Within their market areas, the Company and its subsidiaries compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with money market and mutual funds and other investment alternatives for deposits, with consumer finance companies for loans, with insurance companies, agents and brokers for insurance products, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas.

        The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

        To compete with other financial services providers, the Company relies principally upon local promotional activities, including advertisements in local newspapers, trade journals and other publications and on the radio, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet its customers’ needs. In those instances in which the Company is unable to accommodate a customers’ needs, the Company will arrange for those services to be provided by other financial services providers with which it has a relationship. The Company additional relies on referrals from satisfied customers.

        Current banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Company may be brought into competition with institutions with which it does not presently compete.

        The following table sets forth deposit data for Kent, Queen Anne’s, Caroline, Talbot and Dorchester Counties as of June 30, 2003, the most recent date for which comparative information is available.

Kent County	Deposits	% of Total

	(in thousands)
Peoples Bank of Kent County, Maryland	$142,813	35.61%
The Chestertown Bank of Maryland	123,972	30.91
Chesapeake Bank and Trust Co.	55,045	13.72
Farmers Bank of Maryland	33,927	8.46
The Centreville National Bank	24,325	6.07
SunTrust Bank	20,981	5.23

Total	$401,063	100.00%

Source: FDIC DataBook

Queen Anne’s County	Deposits	% of Total

	(in thousands)
The Queenstown Bank of Maryland	$229,423	40.93%
The Centreville National Bank of Maryland	167,514	29.89
Bank of America, National Association	50,009	8.92
The Chestertown Bank of Maryland	41,326	7.37
M&T	34,772	6.20
BankAnnapolis	21,397	3.82
Farmers Bank	16,065	2.87

Total	$560,506	100.00%

Source: FDIC DataBook

Caroline County	Deposits	% of Total

	(in thousands)
Provident State Bank of Preston, Maryland	$103,323	32.11%
Peoples Bank of Maryland	88,954	27.64
Allfirst Bank	33,676	10.47
The Centreville National Bank of Maryland	29,822	9.27
Farmers Bank of Maryland	28,919	8.99
Bank of America, National Association	15,727	4.89
Atlantic Bank	13,786	4.28
Easton Bank & Trust	7,571	2.35

Total	$321,778	100.00%

Source: FDIC DataBook -5-

Talbot County	Deposits	% of Total

	(in thousands)
The Talbot Bank of Easton, Maryland	$321,870	41.56%
St. Michaels Bank	157,173	20.29
Bank of America, National Association	79,684	10.29
Easton Bank & Trust	74,250	9.59
SunTrust Bank	43,834	5.66
Allfirst Bank	33,522	4.33
Farmers Bank	26,414	3.41
First Mariner Bank	19,554	2.52
The Queenstown Bank of Maryland	14,470	1.87
Chevy Chase Bank	3,746	0.48

Total	$774,517	100.00%

Source: FDIC DataBook

Dorchester County	Deposits	% of Total

	(in thousands)
The National Bank of Cambridge	$161,282	33.90%
Bank of the Eastern Shore	131,370	27.62
Hebron Savings Bank	44,254	9.30
Provident State Bank of Preston, Maryland	29,993	6.31
Bank of America, National Association	28,038	5.89
Atlantic Bank	26,687	5.61
M&T	26,234	5.51
SunTrust Bank	14,608	3.07
The Talbot Bank of Easton, Maryland	13,271	2.79

Total	$475,737	100.00%

Source: FDIC DataBook

CAPITAL REQUIREMENTS

        The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well -capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

        FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of cash dividends, or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

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

        As of December 31, 2003, each of the Banks was deemed to be “well capitalized”. For more information regarding the capital condition of the Company, see Note 17 to the Notes to Consolidated Financial Statements contained elsewhere in this Report.

SUPERVISION AND REGULATION

        The following is a summary of the material regulations and policies applicable to the Company and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Company.

General

        The Company is a bank holding company and a financial holding company registered with the Board of Governors of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

        Talbot Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Centreville National Bank is a national banking association subject to federal banking laws and regulations enforced and/or promulgated by the Office of the Comptroller of the Currency (the “OCC”), which is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the association has assets of $250 million or less and meets certain other conditions). The deposits of the Banks are insured by the FDIC, and certain laws and regulations administered by the FDIC also govern their operations. The Banks are also subject to numerous state and federal statutes and regulations that affect the business of banking.

         Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Banks, are subject to examination by the FDIC, the Commissioner of Financial Regulation of Maryland, and, in certain cases, the OCC. In addition, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC are each subject to licensing and regulation by state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB, the OCC, and the Office of Thrift Supervision. Wye Financial Services, LLC is subject to the registration and examination requirements of federal and state laws governing investment advisers.

Regulation of Financial Holding Companies

        In November 1999, the federal Gramm-Leach-Bliley Act (the “GLBA”) was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the BHC Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits Maryland State chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of the Bank.

        The Company and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its nonbank affiliates by the Bank. Section 23B requires that transactions between the Bank and the Company and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

        Under FRB policy, the Company is expected to act as a source of strength to its subsidiary banks, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

Federal Banking Regulation

        Federal banking regulators, such as the FRB, the FDIC, and the OCC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believes are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

        As part of FDICIA, each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Banks, believes that the Banks meet substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

        The Community Reinvestment Act (“CRA”) requires that, in connection with the examination of financial institutions within their jurisdictions, the federal banking regulators evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, each of the Banks has a CRA rating of “Satisfactory.”

Deposit Insurance

        As FDIC member institutions, the Banks’ deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $33.2 million of the Centreville National Bank’s deposits are insured through the Savings Association Insurance Fund (“SAIF”), also administered by the FDIC, which are determined quarterly. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 included provisions that, among other things, recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

USA PATRIOT Act

        Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Federal Securities Laws

        The Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act. The federal Sarbanes-Oxley Act of 2002 and the new regulations adopted in furtherance thereof made several changes to the Exchange Act and the listing standards of The Nasdaq Stock Market, Inc. to which the Company is subject. These changes impose additional requirements and restrictions on the Company, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that the Company files with the SEC, new director independence requirements, certain Board of Director committee requirements, and other corporate governance requirements.

Governmental Monetary and Credit Policies and Economic Controls

        The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and its subsidiaries.

AVAILABLE INFORMATION

        The Company maintains an Internet site at www.shbi.net on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov.

Item 2. Properties.

        The tables below identify the offices of the Company’s subsidiaries. The Company’s main office is the same as Talbot Bank’s Main Office. The Company owns real property at 28969 Information Lane in Easton, Maryland, which houses the Operations, Information Technology and Finance departments of the Company and its subsidiaries. One half of the facility is leased to an unaffiliated third party.

The Talbot Bank of Easton, Maryland

Main Office 18 East Dover Street Easton, Maryland 21601 Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 210 Marlboro Road Easton, Maryland 21601 Cambridge Branch 2745 Dorchester Square Cambridge, Maryland 21613	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

ATMs

Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Sailwinds Amoco 511 Maryland Avenue Cambridge, Maryland 21613	Talbottown 218 North Washington Street Easton, Maryland 21601

The Centreville National Bank of Maryland

Main Office 109 North Commerce Street Centreville, Maryland 21617 Kent Office 305 East High Street Chestertown, Maryland 21620	Route 213 South Office 2609 Centreville Road Centreville, Maryland 21617 Hillsboro Office 21913 Shore Highway Hillsboro, Maryland 21641	Stevensville Office 408 Thompson Creek Road Stevensville, Maryland 21666 Denton Office 850 South 5th Street Denton, Maryland 21629

Chester Office 300 Castle Marina Road Chester, Maryland 21619	ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Avon-Dixon Agency, LLC

Easton Office 106 North Harrison Street Easton, Maryland 21601 Elliot-Wilson Insurance, LLC 9707 Ocean Gateway Easton, Maryland 21601	Grasonville Office 301 Saddler Road Grasonville, Maryland 21638 Mubell Finance, LLC 106 North Harrison Street Easton, Maryland 21601	Centreville Office 195 Lawyers Row Centreville, Maryland 21617 Wye Financial Services, LLC 17 East Dover Street, Suite 101 Easton, Maryland 21601

        Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its Saint Michaels Branch, its Cambridge Branch, and certain administrative offices at 21 East Dover Street, Easton, Maryland 21601. Centreville National Bank owns the real property on which all of its offices are located. The Insurance Subsidiaries do not own any real property, but operate under leases. Wye Financial Services, LLC leases its office space. For information about rent expense for all leased premises, see Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this report.

Item 3. Legal Proceedings

        In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities of the Company. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

        The shares of the Company’s common stock are listed on the Nasdaq Small Cap Market under the symbol “SHBI”. As of March 1, 2004, the Company had approximately 1,436 holders of record. The high and low sales prices as reported on the Nasdaq SmallCap Market for the shares of the Company’s common stock, as well as the cash dividends declared on those shares, for each quarterly period of 2003 and 2002 are set forth in the table below. These prices reflect inter-dealer prices and may not include retail mark-up, mark-down or commissions and they may not represent actual transactions.

	2003			2002
	Price Range		Dividends	Price Range		Dividends
	High		Paid	High	Low	Paid

First Quarter	$35.74	$23.60	$.15	$20.90	$18.20	$.15
Second Quarter	36.61	28.00	.17	22.00	19.52	.15
Third Quarter	40.59	29.50	.17	22.00	19.55	.15
Fourth Quarter	44.00	35.45	.17	23.49	21.50	.15

			$.66			$.60

        Stockholders received dividends totaling $3,548,409 in 2003 and $3,217,282 in 2002. The ratio of dividends per share to net income per share was 37.29% in 2003 compared to 36.6% in 2002. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Company’s subsidiaries to declare dividends to the Company. For more information regarding these limitations, see the discussion above in Part I, Item 1 under the caption “Risk Factors—The Company’s Ability to Pay Dividends is Limited”.

        The transfer agent for the Company’s common stock is:

Registrar & Transfer Company 10 Commerce Drive Cranford, New Jersey 07016 Investor Relations: 1-800-368-5948 E-mail for investor inquiries: info@rtco.com.

-11-

Item 6. Selected Financial Data.

        The following table sets forth certain selected financial data for the five years ended December 31, 2003 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report. This data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which may be found elsewhere in this report.

	Years Ended December 31,
(Dollars in thousands, except per shares data)	2003	2002	2001	2000	1999

RESULTS OF OPERATIONS:
Interest income	$34,339	$36,306	$38,938	$39,480	$35,435
Interest expense	9,743	12,438	17,061	17,888	16,039

Net interest income	24,596	23,868	21,877	21,592	19,396
Provision for credit losses	335	356	226	437	240

Net interest income after provision for credit losses	24,261	23,512	21,651	21,155	19,156
Noninterest income	9,845	5,968	2,646	3,104	2,138
Noninterest expenses	19,344	15,960	12,026	11,904	10,961

Income before taxes	14,761	13,520	12,271	12,355	10,333
Income taxes	5,266	4,730	4,277	4,398	3,528

NET INCOME	$9,496	$8,790	$7,994	$7,957	$6,805

PER SHARE DATA:
Net income - basic	$1.77	$1.64	$1.50	$1.50	$1.28
Net income - diluted	1.74	1.62	1.49	1.48	1.27
Dividends paid	.66	.60	.60	.52	.45
Book value (at year end)	15.47	14.52	13.31	12.21	11.00
Tangible book value (at year end) (1)	14.06	13.08	13.03	11.91	10.67

FINANCIAL CONDITION (at year end):
Assets	$705,379	$654,066	$582,403	$553,097	$518,217
Deposits	592,409	545,192	487,470	464,485	436,021
Total loans, net of unearned income
and allowance for credit losses	470,895	435,422	388,516	378,307	341,800
Stockholders’ equity	83,527	78,028	70,971	65,024	58,485

PERFORMANCE RATIOS (for the year):
Return on average assets	1.40%	1.42%	1.42%	1.52%	1.37%
Return on average stockholders’ equity	11.70%	11.79%	11.70%	12.98%	11.85%
Net interest margin	3.91%	4.12%	4.15%	4.40%	4.18%
Efficiency ratio(2)	56.17%	53.49%	49.04%	48.20%	50.90%
Dividend payout ratio	37.29%	36.59%	40.00%	34.66%	35.16%
Average stockholders’ equity to average total assets	11.96%	12.00%	12.16%	11.68%	11.53%

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.

(2)	Noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

-12-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion compares the financial condition of the Company at December 31, 2003 to the financial condition at December 31, 2002 and the results of operations for the years ended December 31, 2003, 2002, and 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

PERFORMANCE OVERVIEW

        The Company recorded an 8% increase in net income for 2003 over 2002. Net income for the year ended December 31, 2003 was $9,496,000, compared to $8,790,000 and $7,994,000 for the years ended December 31, 2002 and 2001, respectively. Basic net income per share for 2003 was $1.77, an increase of 7.9% over 2002. Basic net income per share was $1.64 and $1.50 for 2002 and 2001, respectively. Diluted net income per share was $1.74, an increase of 7.4% over 2002. Diluted net income per share was $1.62 and $1.49 for 2002 and 2001, respectively.

        Return on average assets was 1.40% for 2003, compared to 1.42% for 2002 and 2001. Return on stockholders’ equity for 2003 was 11.70% compared to 11.79% for 2002 and 11.70% for 2001. Average assets increased 9.3% totaling $678,647,000, average loans increased 8.0% totaling $457,491,000, average deposits increased 9.2% totaling $565,087,000 and average stockholders’ equity increased 8.9% totaling $81,181,000 for the year ended December 31, 2003, when compared to 2002.

RECENT DEVELOPMENTS

        As previously disclosed in documents filed with the SEC, the Company executed a definitive merger agreement with Midstate Bancorp on November 12, 2003. This merger is subject to regulatory approval, the satisfaction of various conditions set forth in the merger agreement, and the approval of the stockholders of Midstate Bancorp, the meeting for which is scheduled to be held on March 16, 2004. There is no guarantee that the merger will be approved or consummated. If the merger is consummated, the Company will acquire Felton Bank, which will operate as an independent bank subsidiary of the Company. Felton Bank’s integration into the Company, and its future growth and profitability, will likely impact the Company’s growth and profitability.

        The regulations of the FRB require the depository institutions owned by a financial holding company to be and remain, among other things, “well managed”. A financial holding company that fails to meet this requirement is prohibited from engaging in any further financial activities without prior approval and must enter into an agreement with the FRB to address compliance. During this corrective period, the FRB may impose any conditions and restrictions on the business of the financial holding company that it deems appropriate. If the financial holding company is unable to comply with the well managed requirement within 180 days after falling out of compliance, then it may be required to divest its interest in one or more of its depository institutions. As of the date of this report, Felton Bank does not meet this requirement.

        Management is working with the FRB to address Felton Bank’s management deficiencies after the proposed merger. Although management believes that it will correct the deficiencies within 180 days after the effective date of the proposed merger, there can be no guarantee that it will meet this timeline. If the Company is not able to correct the deficiency within 180 days after the proposed merger, then the financial activities of its subsidiaries, including insurance producer activities, may be restricted or prohibited and the Company may be required to either divest itself of Felton Bank, merge Felton Bank into one of its other depository institutions, or otherwise restructure its operations. It is not possible to predict the impact that any of these steps would have on the business, financial performance, or profitability of the Company and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

        The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

        The most significant accounting policies followed by the Company are presented in Note 1 of the Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

        The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial review.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

        Note 1 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

        Net interest income remains the most significant component of the Company’s earnings. It is the excess of interest and fees earned on loans, federal funds sold, and investment securities, over interest paid on deposits and borrowings. Net interest income for 2003 was $24,596,000, representing a 3% increase over 2002. Net interest income increased 9% in 2002 compared to 2001, resulting in net interest income of $23,868,000. A reduction in interest expense was the reason for the increased net interest income in both 2003 and 2002. The tax equivalent yield on earning assets was 5.44% for 2003, compared to 6.24% and 7.35% for 2002 and 2001, respectively.

        Again in 2003, the Federal Reserve reduced short-term interest rates by 25 basis points. One rate reduction of 50 basis points occurred in 2002, and a record setting eleven reductions totaling 475 basis points were taken in 2001. The federal funds rate was 1.0% at December 31, 2003 and the New York Prime rate was 4.0%.

        The rate paid for interest bearing liabilities declined 72 basis points from 2.60% for the year ended December 31, 2002 to 1.88% for the year ended December 31, 2003. The average balance of earning assets increased during 2003, totaling $638,271,000, compared to $587,100,000 for 2002. On a tax equivalent basis, net interest income for 2003 was $24,987,000, compared to $24,184,000 for 2002 and $22,191,000 for 2001, representing an increase of 3.3% and 9.0% for 2003 and 2002, respectively.

The following table sets forth the major components of net interest income, on a tax equivalent basis, as of December 31, 2003, 2002 and 2001.

(Dollars in thousands)	2003			2002			2001

	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Earning Assets:
Investment securities:
Taxable	$118,104	$4,332	3.67%	$115,012	$5,641	4.91%	104,547	$5,977	5.72%
Non-taxable	14,739	914	6.20	11,058	733	6.63	9,892	673	6.80
Loans (2)(3)	457,491	28,981	6.33	423,771	29,646	7.00	386,161	31,320	8.11
Interest bearing deposits	19,602	202	1.03	9,849	149	1.52	10,701	370	3.46
Federal funds sold	28,335	301	1.06	27,410	453	1.65	22,923	912	3.98

Total earning assets	638,271	34,730	5.44%	587,100	36,622	6.24%	534,224	39,252	7.35%

Cash and due from banks	18,436			16,757			14,815
Other assets	26,130			21,550			17,240
Allowance for credit losses	(4,190)			(4,266)			(4,253)

Total assets	$678,647			$621,141			$562,026

Interest bearing liabilities:
Demand	$101,227	$504.50%		$91,939	$762.83%		86,100	$1,494	1.74%
Savings	153,721	1,388.90		126,947	1,809	1.43	99,259	2,409	2.43
Certificates of deposit
$100,000 or more	91,194	2,503	2.74	87,761	3,032	3.45	76,580	4,026	5.26
Other time	145,035	4,918	3.39	145,539	6,340	4.36	148,706	8,307	5.59

Interest bearing deposits	491,177	9,313	1.90	452,186	11,943	2.64	410,645	16,236	3.95
Short-term borrowings	23,071	178	0.77	20,986	243	1.16	19,315	554	2.87
Long-term debt	5,000	252	5.04	5,000	252	5.04	5,000	271	5.42

Total interest bearing
liabilities	519,248	9,743	1.88%	478,172	12,438	2.60%	434,960	17,061	3.92%

Noninterest bearing deposits	73,910			65,067			56,127
Other liabilities	4,308			3,357			2,607
Stockholders’ equity	81,181			74,545			68,332

Total liabilities and
stockholders’ equity	$678,647			$621,141			$562,026

Net interest spread		$24,987	3.56%		$24,184	3.64%		$22,191	3.43%

Net interest margin			3.91%			4.12%			4.15%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense. The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $392 in 2003, $316 in 2002, and $314 in 2001.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, for each category and yields are stated to include all.

        The Company’s tax equivalent yield on loans continued to decline in 2003 as new loans and loans refinanced with the Company were recorded at lower rates than the year before. Increased volume of loans during both 2003 and 2002 was not enough to offset the effects of declining interest rates. The lower overall yield on loans was the primary reason for a $1,892,000 decline in total interest income in 2003. Interest income totaled $34,730,000 for 2003 compared to $36,622,000 for 2002 and $39,252,000 for 2001. Lower yields on taxable investment securities and loans accounted for a decline in interest income of $1,421,000 and $2,785,000, respectively, in 2003 compared to 2002. Increased loan volume generated an additional $2,120,000 of interest income, which was not enough to offset the lower yields.

        Growth in the average balance of earning assets was $51,171,000 or 8.7% for the year ended December 31, 2003. Average loans increased $33,720,000 or 8.0%, totaling $457,491,000, compared to an increase of $37,610,000 or 9.7% during 2002. The average balance of investment securities increased $6,773,000 and federal funds sold and interest-bearing deposits in other banks increased $10,678,000. In 2002, the average balance of earning assets increased $52,876,000 or 9.9%, driven primarily by growth in interest bearing deposits and federal funds sold, with lower overall yields than other earning assets. As a percentage of total average earning assets, loans and investment securities totaled 71.7% and 20.8%, respectively, for 2003, compared to 72.2% and 21.5%, respectively, for 2002.

        The following Rate/Volume Variance Analysis identifies the portion of the changes in net interest income, which are attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2003 over (under) 2002			2002 over (under) 2001
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume

Interest income from earning assets:
Interest Bearing Deposits	$53	$(95)	$148	$(221)	$(209)	$(12)
Federal funds sold	(152)	(161)	9	(459)	(554)	95
Taxable investment securities	(1,309)	(1,421)	112	(336)	(858)	522
Non-taxable investment securities	181	(52)	233	60	(17)	77
Loans	(665)	(2,785)	2,120	(1,674)	(4,328)	2,654

Total interest income	(1,892)	(4,514)	2,622	(2,630)	(5,966)	3,336

Interest expense on deposits
and borrowed funds:
Interest bearing demand	(258)	(307)	49	(732)	(784)	52
Savings deposits	(421)	(697)	276	(600)	(1,069)	469
Time deposits	(1,951)	(2,030)	79	(2,961)	(3,267)	306
Short-term borrowings	(65)	(88)	23	(311)	(349)	38
Long term debt	—	—	—	(19)	(19)	—

Total interest expense	(2,695)	(3,122)	427	(4,623)	(5,488)	865

Net interest income	$803	$(1,392)	$2,195	$1,993	$(478)	$2,471

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

        The Company’s net interest margin (its tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and assets/liability strategies. The Company’s net interest margin declined 21 basis points for 2003, from 4.12% to 3.91%, compared to a 3 basis point decline for 2002. The Company’s net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, declined from 3.64% in 2002 to 3.56% for 2003.

        Interest expense for 2003 decreased $2,695,000 over interest expense for 2002. Lower rates accounted for a $3,122,000 reduction in interest expense, while the increased volume of deposits and other interest bearing liabilities generated additional interest expense of $427,000 for 2003. The average rate paid for certificates of deposit of $100,000 or more decreased 71 basis points, and for all other time deposits the decrease was 97 basis points. Average interest bearing demand deposits increased $9,288,000 during the year, and the rate paid for those deposits decreased 33 basis points to .50%, compared to .83% for 2002 and 1.74% for 2001. The rate paid for short-term borrowings, which consist primarily of securities sold under agreements to repurchase, decreased 39 basis points to .77%, compared to 1.16% in 2002. The rate paid on the Company’s long-term debt was 5.04% for 2003 and 2002 compared to 5.42% for 2001.

Noninterest Income

        Noninterest income increased $3,877,000 or 65.0% in 2003, compared to an increase of $3,322,000 or 125.5% in 2002. The Insurance Subsidiaries, which were acquired in 2002, reported their first full year of operations in 2003, and insurance commission increases represented $3,165,000 and $2,872,000 of the overall increase for 2003 and 2002, respectively. Service charges on deposit accounts increased $14,000 and $38,000 for 2003 and 2002, respectively. The Company recognized $448,000 in gains on sales of securities in 2003, an increase of $422,000 over 2002. These gains were offset by an other-than temporary impairment adjustment of $132,000 in 2003 relating to a U.S. Government bond fund. Other service charges and fees increased $66,000 or 11.3%. Other noninterest income increased $345,000 or 64.7% in 2003 primarily as a result of income generated from the sale of loans on the secondary market totaling $465,000. Mortgage loans that are to be sold in the secondary market are not generally funded by the Company, but the Company receives a commission upon settlement.

The following table summarizes noninterest income of the Company as of December 31:

	Years Ended			Change from Prior Year
				2003/02		2002/01
(Dollars in thousands)	2003	2002	2001	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$1,929	$1,915	$1,877	$14.7%		$38	2.0%
Other service charges and fees	648	582	371	66	11.3	211	56.9
Gain on sale of securities	448	26	10	422	1,623.1%	16	160.0
Other than temporary impairment of securities	(132)	—	—	(132)	(100.0)	—	—
Earnings from unconsolidated subsidiaries	37	40	29	(3)	7.5	11	37.9
Insurance agency commissions	6,037	2,872	—	3,165	110.2	2872	100.0
Other noninterest income	878	533	359	345	64.7	174	48.5

Total	$9,845	$5,968	$2,646	$3,877	65.0%	$3,322	125.5%

Noninterest Expense

        Total noninterest expense increased $3,384,000 or 21.2% in 2003, compared to an increase of $3,934,000 or 32.7% in 2002. The increase is primarily attributable to the operation of the Insurance Subsidiaries. Expenses related to the operation of the Insurance Subsidiaries in 2003 were: $3,737,000 in salaries and employee benefits; $443,000 in occupancy and equipment expenses; $829,000 in other noninterest expense; compared to the following amounts for the eight months during 2002: $1,949,000 in salaries and employee benefits; $249,000 in occupancy and equipment expense; and $457,000 in other noninterest expense. Amortization of other intangible assets totaling $209,000 and $122,000 for 2003 and 2002, respectively, is attributable to the operation of the Insurance Subsidiaries. A significant portion of the salaries attributable to the Insurance Subsidiaries is based on commissions and fluctuates in accordance with premium revenue fluctuations. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements. The additional amount of increases in each category of noninterest expense are attributable to the operation of a new Centreville National Bank branch that opened in 2003, as well as general increased costs of operations. The Company had 231 full-time equivalent employees at December 31, 2003, compared to 222 and 163 at December 31, 2002 and 2001, respectively.

        The following table summarizes noninterest expense of the Company as of December 31:

Years Ended				Change from Prior Year
				2003/02		2002/01
(Dollars in thousands)	2003	2002	2001	Amount	Percent	Amount	Percent

Salaries and employee benefits	$12,243	$9,573	$6,725	$2,670	27.9%	$2,848	42.3%
Occupancy and equipment	2,034	1,758	1,512	276	15.7	246	16.3
Data processing	955	889	859	66	7.4	30	3.5
Directors’ fees	569	472	418	97	20.6	54	12.9
Amortization of goodwill	0	0	140	—	—	(140)	(100.0)
Amortization of other intangible assets	216	129	7	87	67.4	(122)	—
Other operating expenses	3,327	3,139	2,365	188	6.0	774	32.7

Total	$19,344	$15,960	$12,026	$3,384	21.2%	$3,934	32.7%

Income Taxes

Income tax expense was $5,266,000 for 2003, compared to $4,730,000 for 2002 and $4,277,000 for 2001. The effective tax rates on earnings were 35.7%, 35.0% and 34.9%, respectively. -17-

REVIEW OF FINANCIAL CONDITION

        Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors which affect the Company’s financial condition.

Assets

        Total assets increased 7.8% to $705,379,000 at December 31, 2003, compared to an increase of 12.3% for 2002. Average total assets were $678,647,000, an increase of 9.3% in 2003. Average total assets increased 10.5% in 2002, totaling $621,141,000 for the year. The loan portfolio represents 71.7% of average earning assets and is the primary source of income for the Company.

        Funding for loans is provided primarily by core deposits and short-term borrowings. Total deposits increased 8.7% to $592,409,000 at December 31, 2003, compared to an 11.8% increase for 2002.

        The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets as of December 31.

	2003	2002	2001	2000	1999
Investment securities	20.81%	21.47%	21.42%	24.25%	27.23%
Loans	71.68	72.18	72.28	73.66	68.62
Interest bearing deposits
with other Banks	3.07	1.68	2.00	—	—
Federal funds sold	4.44	4.67	4.30	2.09	4.15

	100.00%	100.00%	100.00%	100.00%	100.00%

Interest Bearing Deposits With Other Banks and Federal Funds Sold

        The Company invests excess cash balances in interest bearing accounts and federal funds sold offered by its correspondent banks. These liquid investments are maintained at a level necessary to meet the immediate liquidity needs of the Company. The average balance of interest bearing deposits with other banks and federal funds sold increased $10,678,000 to $47,937,000 during 2003 and $3,635,000 to $37,259,000 during 2002.

Investment Securities

        The investment portfolio is structured to provide liquidity for the Company and also plays an important role in the overall management of interest rate risk. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company has the intent and ability to hold such securities until maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the Company’s asset/liability strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. During 2003, the Company recognized a loss on a U.S. Government bond fund investment in the amount of $131,394 for declines that were determined to be other than temporary. At December 31, 2003, the Company had classified 90% of the portfolio as available for sale and 10% as held to maturity, compared to 89% and 11%, one year ago. The percentage of securities designated as available for sale reflects the amount needed to support the anticipated growth and liquidity needs of the Company. With the exception of municipal securities, it is the general practice of the Company to classify all newly purchased securities as available for sale.

        At December 31, 2003, investment securities available for sale were $144,368,000, which represents an increase of $33,504,000 or 30.2% compared to $110,864,000 one year ago. The increase was primarily the result of increased investment in U.S. Government Agency bonds totaling $104,264,000 or 72.2% of the total available for sale portfolio. At December 31, 2002, U.S. Government Agency securities totaled $68,087,000 or 61.4% of the available for sale portfolio. Mortgage-backed securities totaled $30,595,000 or 21.2% and $32,237,000 or 29.1% of the available for sale portfolio at December 31, 2003 and 2002, respectively. During 2003, proceeds from matured or called bonds were typically reinvested in U.S. Government Agency bonds with maturities less than 5 years. Earnings on certain U.S. Government Agency Bonds are exempt from state income tax and producing higher effective returns without affecting the overall credit risk and liquidity of the portfolio. Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $15,313,000 at December 31, 2003, compared to $13,124,000 one year ago. The Company does not invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the investment portfolio based upon the earliest possible repricing date as of December 31, 2003.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
(Dollars in thousand)	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield

Held to Maturity:
Obligations of states and
political subdivisions (1)	$1,093	4.39%	$5,254	4.02%	$5,292	3.63%	$3,668	4.04%
Mortgage backed securities	—	—	6	9.72	—	—	—	—

Total Held to Maturity	$1,093	4.39%	$5,260	4.02%	$5,292	3.63%	$3,668	4.04%

Available for Sale:
U.S. government agencies	$7,156	4.21%	$91,862	3.18%	$5,246	4.11%	$—	—%
Mortgage backed securities	5,192	3.44	18,451	4.39	3,009	4.22	3,942	3.79
Equity securities	—	—	—	—	—	—	9,510	3.46

Total Available for Sale	$12,348	4.22%	$110,313	3.75%	$8,255	4.15%	$13,452	3.56%

(1) Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 35%.

Loans

        The Company continued to experience strong growth trends in the real estate lending market. Loans increased 8.1% in 2003, compared to 11.9% in 2002 and 2.7% in 2001. Most of the growth in 2003 was concentrated in loans secured by real estate, which increased $21,844,000 or 6.5%. Commercial, financial and agricultural loans increased $2,457,000 or 4.0%, and real estate construction loans increased $11,286,000 or 44.5%. A healthy local real estate market and low interest rates were the driving force behind the growth. Consumer loans did not grow during 2003, following a consumer loan decline of $2,391,000 or 13.9% in 2002. Many homeowners took advantage of the low interest rate environment during the year and refinanced their residential mortgage loans, paying off consumer debt with equity from their homes. Loans, net of unearned income, totaled $474,955,000 at December 31, 2003, an increase of $35,416,000 when compared to 2002. Loans, net of unearned income, totaled $439,539,000 on December 31, 2002, an increase of $46,833,000 or 2.7% when compared to 2001. During September 2002, the Company began to broker long-term fixed rate residential mortgage loans for sale on the secondary market.

        The table below sets forth trends in the composition of the loan portfolio over the past five years (excluding net deferred loan fees).

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

Commercial, financial and agricultural	$64,419	$61,962	$58,953	$54,642	$55,468
Real estate - construction	36,640	25,354	20,255	18,587	15,643
Real estate - mortgage	356,881	335,037	293,921	291,136	258,443
Consumer	17,015	17,186	19,577	18,141	16,237

Total Loans	$474,955	$439,539	$392,706	$382,506	$345,791

-19-

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2003.

	Maturing Within One Year	Maturing After one But Within Five Years	Maturing After Five Years	Total

Commercial, financial and agricultural	$38,576	$18,337	$7,506	$64,419
Real estate - construction	23,424	13,216	—	36,640
Real estate - mortgage	79,345	169,632	107,904	356,881
Consumer	7,479	8,091	1,445	17,015

Total	$148,824	$209,276	$116,855	$474,955

Rate Terms:
Fixed-Interest Rate Loans	$56,906	$131,192	$39,574	$227,672
Adjustable-Interest Rate Loans	91,918	78,085	77,280	247,283

Total	$148,824	$209,277	$116,854	$474,955

Deposits

        The Company primarily utilizes core deposits to fund its earning assets. At both December 31, 2003 and 2002, deposits provided funding for approximately 88% of average earning assets. Average deposits increased 9.2% in 2003, compared to a 10.8% increase in 2002. The most significant growth occurred in the average balance of money management accounts, which increased $21,932,000 or 24.1%. Low interest rates kept depositors from utilizing long-term deposit products such as certificates of deposit, whose average balance increased only $2,929,000 or 1.2% during 2003. The average balance of savings accounts increased $4,841,000 or 13.5%, while the average balance of noninterest bearing demand increased $8,843,000 or 13.5% and NOW and SuperNOW accounts increased $9,289,000 or 10.1%.

        Increased deposits in 2002 and 2001 were partly driven by depositors looking for principal protection despite low rates being paid on these accounts. During 2002, the average balance of noninterest bearing demand deposits increased $8,940,000 or 15.9%, NOW and SuperNOW increased $5,838,000 or 6.8%, savings increased $5,505,000 or 18.1%, money management increased $22,184,000 or 32.2% and certificates of deposit $100,000 or more increased $11,181,000 or 14.6% when compared to 2001.

        The Company does not accept brokered deposits, nor does it rely on purchased deposits as a funding source for loans.

        The following table sets forth the average balances of deposits and the percentage of each category to total deposits for the years ended December 31.

(Dollars in thousands)	Average Balances
	2003		2002		2001

Noninterest-bearing demand	$73,910	13.08%	$65,067	12.58%	$56,127	12.02%
Interest bearing deposits
NOW and Super NOW	101,227	17.91	91,938	17.77	86,100	18.45
Savings	40,726	7.21	35,885	6.93	30,380	6.51
Money management	112,995	20.00	91,063	17.61	68,879	14.76
Certificates of Deposit and other
time deposits less than $100,000	145,035	25.66	145,539	28.14	148,706	31.86
Certificates of Deposit $100,000 or more	91,194	16.14	87,761	16.97	76,580	16.40

	$565,087	100.00%	$517,253	100.00%	$466,772	100.00%

-20-

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more on December 31, 2003 (in thousands).

Three months or less	$21,035
Over three through twelve month	12,548
Over twelve months	37,802

$71,385

Short-Term Borrowings

        Short-term borrowings consist primarily of securities sold under agreement to repurchase. These short-term obligations are issued in conjunction with cash management services for deposit customers. From time to time in order to meet short-term liquidity needs the Company may borrow from a correspondent bank under a federal funds line of credit arrangement.

        The average balance of short-term borrowings increased $2,085,000 or 9.9% in 2003, compared to an increase of $1,671,000 or 8.7% in 2002.

        The following table sets forth the Company’s position with respect to short-term borrowings.

(Dollars in thousands)	2003		2002		2001
	Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased and securities sold
under agreements to repurchase:
Average outstanding for the year	$23,071	0.77%	$20,986	1.15%	$19,315	2.87%
Outstanding at year end	20,957	0.63%	22,008	0.90%	17,054	1.15
Maximum outstanding at any month end	29,781	—	28,585	—	25,175	—

Capital Management

        The Company continues to maintain capital at levels in excess of the risk based capital guidelines adopted by the federal banking agencies. Total stockholders’ equity was $83,527,000 at December 31, 2003, 7.0% higher than the previous year. Stockholders’ equity was $78,028,000 at December 31, 2002, an increase of 9.9% over December 31, 2001. The increase in stockholders’ equity in 2003 is primarily due to earnings of the Company for the year of $9,496,000, reduced by dividends paid on common stock of $3,548,000.

        The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholder’s equity. As of December 31, 2003, the portion of the Banks’ investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $310,000, compared to $1,152,000 at December 31, 2002.

The following table compares the Company’s capital ratios as of December 31 to the regulatory requirements.

(Dollars in thousands)	2003	Regulatory 2002	Requirements

Tier 1 capital	$75,421	$68,799
Tier 2 capital	4,170	9,229

Total capital, less deductions	$79,591	$78,028
Risk-adjusted assets	$492,326	$449,988
Risk-based capital ratios:
Tier 1	15.32%	15.29%	4.0%
Total capital	16.17%	17.34%	8.0%

Total Capital	$75,421	$68,799
Total adjusted assets	$703,223	$641,378
Leverage capital ratio	10.73%	10.73%	4.0%

        Management knows of no trends or demands, commitments, events or uncertainties, which will materially affect capital.

Provision for Credit Losses and Risk Management

        Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company’s Board of Directors demands accountability of management, keeping the interests of stockholders’ in focus. Through its Asset/Liability and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Committee and internal audit function. The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

Credit Risk Management

        The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection and standard lending policies and underwriting criteria. The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio. Note 1 of the Notes to Consolidated Financial Statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for credit losses, including both the specific and nonspecific components. Management believes the policies governing nonperforming loans and charge-offs are consistent with regulatory standards. The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

        The allowance is increased by provisions for credit losses charged to expense and recoveries of loans previously charged-off. It is decreased by loans charged-off in the current period. Provisions for credit losses are made to bring the allowance for credit losses within the range of balances that are considered appropriate based upon the allowance methodology and to reflect losses within the loan portfolio as of the balance sheet date.

        The adequacy of the allowance for credit losses is determined based upon management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as loan delinquency trends, nonaccrual loans and current market conditions. Management believes the allowance is adequate; however, future changes in the composition of the loan portfolio and financial condition of borrowers may result in additions to the allowance. Examination of the portfolio and allowance by various regulatory agencies and consultants engaged by the Company may result in the need for additional provisions based upon information available at the time of the examination.

        Each of the Banks maintains a separate allowance for credit losses, which is only available to absorb losses from their respective loan portfolios. Each Banks’ allowance is subject to regulatory examination and determination as to its adequacy.

        The allowance for credit losses is comprised of two parts: the specific allowance and the formula allowance. The specific allowance is the portion of the allowance that results from management’s evaluation of specific loss allocations for identified problem loans and pooled reserves based on historical loss experience for each loan category. The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which the Company operates. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company’s historical loss factors.

        The specific allowance is based on each Banks’ quarterly analysis of its loan portfolio and is determined based upon the analysis of collateral values, cash flows and guarantor’s financial capacity, whichever are applicable. In addition, allowance factors are applied to internally classified loans for which specific allowances have not been determined and historical loss factors are applied to homogenous pools of unclassified loans. Historical loss factors may be adjusted by management in situations where no historical losses have occurred or where current conditions are not reflective of the specific history of the Company.

        The formula allowance is based upon management’s evaluation of external conditions, the effects of which are not directly measured in the determination of the specific allowance. The conditions evaluated in connection with the formula allowance include: general economic and business conditions affecting the Company’s primary lending area; credit quality trends; collateral values; loan values; loan volumes and concentrations; seasoning of the loan portfolio; specific industry conditions within the portfolio segments; recent loss experience; duration of the current business cycle; bank regulatory examination results; and findings of internal loan review personnel. Management reviews the conditions which impact the formula allowance quarterly and to the extent any of these conditions relate to specifically identifiable loans may reflect the adjustment in the specific allowance. Where any of these conditions is not related to a specific loan or loan category, management’s evaluation of the probable loss related to the condition is reflected in the formula allowance.

        While the local economy does not seem to be showing signs of weakness or the effect of the recent recession exhibited elsewhere in the nation, management is aware that the effects of continued weakness in the national economy could result in future higher loss levels for the Company.

        The ratio of net charge-offs to average loans was .09% in 2003, compared to .10% in 2002. At December 31, 2003, the allowance for credit losses was $4,060,000, or ..89% of average outstanding loans, and 406% of total nonaccrual loans. This compares to an allowance of $4,117,000, or .97% of average outstanding loans and 534% of nonaccrual loans, at December 31, 2002, and an allowance for credit losses of $4,189,000, or 1.08% of outstanding loans and 444% of nonaccrual loans, at December 31, 2001.

        Management’s decision regarding the amount of the provision is influenced in part by growth in commercial and real estate loan balances. In 2003 and 2002, the Company experienced its higher levels of charge-offs than it had experienced in the prior five years. Charge-offs were $530,000 and $538,000 in 2003 and 2002, respectively. Charge-offs were $335,000 and $378,000 in 2001 and 2000, respectively.

The following table sets forth a summary of the Company’s loan loss experience for the years ended December 31.

(Dollars in thousands)	2003	2002	2001	2000	1999

Balance, beginning of year	$4,117	$4,189	$4,199	$3,991	$3,931

Loans charged off:
Real estate loans	(7)	(86)	(5)	(61)	(121)
Installment loans	(114)	(170)	(155)	(73)	(146)
Commercial and other	(409)	(282)	(175)	(244)	(162)

	(530)	(538)	(335)	(378)	(429)

Recoveries:
Real estate loans	35	16	2	18	50
Installment loans	56	76	60	50	43
Commercial and other	47	18	37	81	156

	138	110	99	149	249

Net losses charged off	(392)	(428)	(236)	(229)	(180)
Provision for credit losses	335	356	226	437	240

Balance, end of year	$4,060	$4,117	$4,189	$4,199	$3,991

Average loans outstanding	$457,491	$423,771	$386,161	$367,075	$324,507

Percentage of net charge-offs to average
loans outstanding during the year	.09%	.10%	.06%	.06%	.06%
Percentage of allowance for loan losses
at year-end to average loans	0.89%	0.97%	1.08%	1.14%	1.23%

        Total non-accrual loans of the Company increased in 2003, representing .21% of total loans, net of unearned income at December 31, 2003, compared to .18% one year earlier. Specific valuation allowances totaling $349,000 have been established for these nonaccrual loans. Loans 90 days past due increased from $374,000 for 2002 to $1,128,000 for 2003, but $992,000 or 87.9% of those loans were real estate secured and present limited loss exposure to the Company.

        The following table summarizes the past due and non-performing assets of the Company as of December 31.

(Dollars in thousands)	2003	2002	2001	2000	1999

Non-performing assets:
Non-accrual loans	$1,002	$771	$943	$623	$1,812
Other real estate and other assets owned	—	54	56	14	137

Total non-performing assets	1,002	825	999	637	1,949
Loans 90 days past due	1,128	374	1,532	1,333	1,333

Total non-performing assets and past due loans	$2,130	$1,199	$2,531	$1,970	$3,282

Non-accrual loans to total loans at period end	.21%	.18%	.24%	.16%	.52%
Non-accrual loans and past due loans,
to total loans at period end	.45%	.26%	.64%	.51%	.91%

        During 2003 there was no change in the methods or assumptions affecting the allowance methodology. The provision for credit losses was $335,000 for the year compared to $356,000 for 2002. The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations. Improvements in the condition of several large commercial credits resulted in a decline in the allowance requirement attributable to those types of loans. In addition, previously identified losses on other commercial loans were recognized during 2003. Growth in loans secured by real estate required an increased allocation of the reserve and offset the improved credit quality experienced in other categories of loans.

        Net charge-offs declined as a result of increased recoveries during 2003 compared to 2002. Net charge-offs were $392,000 compared to $428,000 for 2003 and 2002, respectively. The allowance decreased $57,000 or 1.4% during 2003, totaling $4,060,000 or .89% of total loans at December 31, 2003.

        The overall quality of the loan portfolio was strong at December 31, 2003, with nonaccrual loans and delinquencies within acceptable levels for the industry. The unallocated portion of the allowance at December 31, 2003 and 2002 was 1.3% and 2.0% of the total allowance, respectively. The allowance pertaining to commercial, financial and agricultural loans represented 33.5% of the total allowance at December 31, 2003, compared to 45.4% at December 31, 2002. The decline is attributable in part to the improved condition of several large commercial customers, the recognition of previously identified losses, and better overall underwriting practices. The amount of the reserve allocated to real estate mortgage loans increased from 44.4% at December 31, 2002 to 55% at December 31, 2003 as the result of continued growth in the real estate mortgage portfolio and the identification of increased specific loss allocations. The Company’s loans are primarily made in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties on Maryland’s Eastern Shore.

        Real estate mortgage loans represented 75.2% of the portfolio at December 31, 2003, compared to 76.2% at December 31, 2002. The Company has experienced low loss levels with respect to these loans as a result of its substantial experience in the markets it serves as well as its conservative lending practices.

        The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31,

	2003		2002		2001		2000		1999
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial, Financial and
Agricultural	$1,362	13.6%	$1,869	14.1%	$1,563	15.0%	$1,694	14.3%	$1,437	16.1%
Real Estate-Construction	253	7.7	172	5.8	135	5.2	126	4.9	108	4.5
Real Estate-Mortgage	2,231	75.2	1,825	76.2	1,918	74.8	1,807	76.1	1,991	74.7
Consumer	160	3.5	169	3.9	387	5.0	412	4.7	438	4.7
Unallocated	54	—	82	—	186	—	160	—	17	—

	$4,060	100%	$4,117	100%	$4,189	100%	$4,199	100%	$3,991	100%

Off-Balance Sheet Arrangements

        In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For further information about these arrangements, see Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Liquidity Management

        Liquidity describes the ability of the Company to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The Company has arrangements with correspondent banks whereby it has $17,000,000 available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by its portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity.

        At December 31, 2003, the Company’s loan to deposit ratio was 80%, which was approximately the same as one year ago. Investment securities available for sale totaling $144,368,000 were available for the management of liquidity and interest rate risk. Cash and cash equivalents were $46,731,000 at December 31, 2003, $22,737,000 less than one year ago. Management is not aware of any demands, commitments, events or uncertainties that will materially affect the Company’s ability to maintain liquidity at satisfactory levels.

        The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

        The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

(Dollars in Thousands)	Within one year	One to three years	Three to five years	Over five years

Deposits without a stated maturity(a)	$377,540	$—	$—	$—
Certificates of Deposit(a)	96,782	43,406	75,096	—
Short-term borrowings	20,957	—	—	—
Long-term debt	—	5,000	—	—
Operating Leases	264	154	8	—
Purchase obligations	621	—	—	—
Contingent earn-out payments	—	1,913	—	—

	$496,164	$50,473	$75,104	$—

(a) Includes accrued interest payable

Market Risk Management

        Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. The Company’s principal market risk is interest rate risk that arises from its lending, investing and deposit taking activities. The Company’s profitability is dependent on the Banks’ net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. The Banks’ Asset/Liability Committees oversee the management of interest rate risk. The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations. These efforts affect the loan pricing and deposit rate policies of the Company as well as the asset mix, volume guidelines, and liquidity and capital planning.

        The Company does not utilize derivative financial or commodity instruments or hedging strategies in its management of interest rate risk. Since the Company is not exposed to market risk from trading activities and does not utilize hedging strategies or off-balance sheet management strategies, the Asset/Liability Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The difference between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. As of December 31, 2003, the Company had a negative gap position within the one-year repricing interval. Rates paid for interest bearing liabilities are approaching their theoretical floors with very little room left for reductions in the rates being paid to depositors. The following table summarizes the Company’s interest sensitivity at December 31, 2003. Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed-rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

December 31, 2003	Within 3 Months	3 Months through 12 Months	1 Year through 5 Years	After 5 Years	Non- Sensitive Funds	Total

(Dollars in Thousands)
ASSETS:
Loans	$222,231	$47,696	$171,795	$33,233	$(4,060)	$470,895
Investment securities	12,665	41,130	57,711	41,298	6,877	159,681
Interest bearing deposits with other banks	9,897	—	—	—	—	9,897
Federal funds sold	17,443	—	—	—	—	17,443
Other assets	—	—	—	—	47,463	47,463

Total Assets	$262,236	$88,826	$229,506	$74,531	$50,280	$705,379

LIABILITIES:
Certificates of deposit $100,000 and over	$21,035	$12,548	$37,802	$—	$—	$71,385
Other time deposits	22,820	39,972	80,700	—	—	143,492
Savings and money market	182,448	—	—	—	—	182,448
NOW and SuperNOW	103,415	—	—	—	—	103,415
Noninterest bearing demand	—	—	—	—	91,669	91,669
Short-term borrowings	20,957	—	—	—	—	20,957
Long-term debt	—	—	5,000	—	—	5,000
Other liabilities	—	—	—	—	3,486	3,486
STOCKHOLDERS’ EQUITY	—			—	83,527	83,527

Total Liabilities and Stockholders’ Equity	$350,675	$52,520	$123,502	—	$178,682	$705,379

Excess	$(88,439)	$36,306	$106,004	$74,531	$(128,402)	$—
Cumulative Excess	$(88,439)	$(52,133)	$53,871	$128,402	$—	$—
Cumulative Excess as percent of total	(12.54)%	(7.39)%	7.64%	18.20%	—	—

        In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2003, the model produced the following sensitivity profile for net interest income and the fair value of capital.

	Immediate Change in Rates
	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points	Policy Limit

% Change in Net Interest Income	8.20%	5.07%	(7.39)%	(14.57)%	±25%
% Change in Fair Value of Capital	3.42%	2.44%	(5.22)%	(11.17)%	±15%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The information required by this item may be found in Item 7 of Part II of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk Management”, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-28-

INDEPENDENT AUDITORS’ REPORT

Audit Committee of the Board of Directors
and the Stockholders of
Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shore Bancshares, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland January 23, 2004	/s/ Stegman & Company

-29-

CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002

	2003	2002

ASSETS
Cash and due from banks	$19,391,392	$22,321,279
Interest bearing deposits with other banks	9,897,025	20,005,728
Federal funds sold	17,442,889	27,141,300
Investment securities:
Available for sale - at fair value	144,368,198	110,863,542
Held to maturity - at amortized cost - fair value of
(2003) $15,584,968 and (2002) $13,379,216	15,313,009	13,124,236
Loans, less allowance for credit losses (2003) $4,059,964
(2002) $4,116,598	470,894,601	435,422,089
Insurance premiums receivable	844,576	1,619,158
Premises and equipment, net	11,301,549	8,533,848
Accrued interest receivable on loans and investment securities	3,041,981	2,958,439
Investment in unconsolidated subsidiary	1,202,786	1,165,567
Goodwill	5,990,132	5,990,132
Other intangible assets	1,580,902	1,796,687
Deferred income taxes	855,640	270,130
Other real estate	—	54,116
Other assets	3,254,315	2,800,242

Total assets	$705,378,995	$654,066,493

LIABILITIES
Deposits:
Noninterest bearing demand	$91,669,053	$70,109,964
NOW and Super NOW	103,415,076	99,434,204
Certificates of deposit, $100,000 or more	71,385,479	99,643,911
Other time and savings	325,939,805	276,003,835

	592,409,413	545,191,914

Accrued interest payable	415,185	636,743
Short-term borrowings	20,957,294	22,008,117
Long term debt	5,000,000	5,000,000
Other liabilities	3,069,623	3,201,819

Total liabilities	621,851,515	576,038,593

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares;
issued and outstanding (2003) 5,400,793 shares;
(2002) 5,372,064 shares	54,008	53,721
Additional paid in capital	24,231,213	23,837,608
Retained earnings	58,932,021	52,984,735
Accumulated other comprehensive income	310,238	1,151,836

Total stockholders’ equity	83,527,480	78,027,900

Total liabilities and stockholders’ equity	$705,378,995	$654,066,493

The notes to consolidated financial statements are an integral part of these statements. -30-

CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

INTEREST INCOME
Loans, including fees	$28,916,967	$29,604,305	$31,256,323
Interest and dividends on investment securities:
Taxable	4,314,727	5,615,608	5,955,160
Tax-exempt	603,421	483,731	443,986
Federal funds sold	301,316	453,458	912,517
Other interest	202,025	149,300	369,903

Total interest income	34,338,456	36,306,402	38,937,889

INTEREST EXPENSE
NOW and Super NOW accounts	503,993	753,898	1,483,160
Certificates of deposit, $100,000 or more	2,503,373	3,031,783	4,025,784
Other time and savings	6,305,204	8,157,742	10,727,057
Interest on short-term borrowings	178,052	243,001	554,585
Interest on long term debt	251,951	251,952	270,602

Total interest expense	9,742,573	12,438,376	17,061,188

NET INTEREST INCOME	24,595,883	23,868,026	21,876,701

PROVISION FOR CREDIT LOSSES	335,000	356,066	226,000

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	24,260,883	23,511,960	21,650,701

NONINTEREST INCOME
Service charges on deposit accounts	1,928,521	1,915,103	1,876,591
Gain on sale of securities	316,319	26,126	9,631
Insurance agency commissions	6,036,792	2,871,620	—
Other operating income	1,563,090	1,155,640	759,906

	9,844,722	5,968,489	2,646,128

NONINTEREST EXPENSE
Salaries and wages	9,372,409	7,386,228	5,046,246
Employee benefits	2,871,206	2,187,051	1,678,466
Occupancy expense	1,225,476	1,019,380	824,164
Furniture and equipment expense	808,143	738,362	687,548
Data processing	955,108	889,329	858,635
Directors’ fees	569,039	471,618	417,559
Goodwill amortization	—	—	140,445
Amortization of other intangible assets	215,786	129,484	6,943
Other operating expenses	3,327,042	3,139,012	2,365,871

	19,344,209	15,960,464	12,025,877

INCOME BEFORE INCOME TAXES	14,761,396	13,519,985	12,270,952
Federal and state income taxes	5,265,701	4,729,841	4,276,857

NET INCOME	$9,495,695	$8,790,144	$7,994,095

Basic earnings per common share	$1.77	$1.64	$1.50

Diluted earnings per common share	$1.74	$1.62	$1.49

Cash dividends paid per common share	$.66	$.60	$.60

The notes to consolidated financial statements are an integral part of these statements. -31-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2001	$53,242	$22,923,707	$42,601,248	$(553,944)	$65,024,253
Comprehensive income:
Net income	—	—	7,994,095	—	7,994,095
Other comprehensive income, net of tax:
Unrealized loss on available for
sale securities, net of reclassification
adjustment of $(7,110)	—	—	—	1,020,290	1,020,290

Total comprehensive income	—	—	—	—	9,014,385

Shares repurchased and retired	—	(1,020)		—	(1,020)
Shares issued pursuant to employee
benefit plans	88	116,397	—	—	116,485
Premium received on issuance of
shares in unconsolidated subsidiary	—	—	14,170	—	14,170
Cash dividends paid $.60 per share	—	—	(3,197,640)	—	(3,197,640)

Balances, December 31, 2001	53,330	23,039,084	47,411,873	466,346	70,970,633
Comprehensive income:
Net income	—	—	8,790,144	—	8,790,144
Other comprehensive income, net of tax:
Unrealized gain on available for
sale securities, net of reclassification
adjustment of $(416)	—	—	—	685,490	685,490

Total comprehensive income	—	—	—	—	9,475,634

Shares repurchased and retired	(12)	(20,832)	—	—	(20,844)
Shares issued in acquisition of	390	799,610			800,000
insurance agencies
Shares issued pursuant to employee
benefit plans	13	19,746	—	—	19,759
Cash dividends paid $.60 per share	—	—	(3,217,282)	—	(3,217,282)

Balances, December 31, 2002	$53,721	$23,837,608	$52,984,735	$1,151,836	$78,027,900
Comprehensive income:
Net income	—	—	9,495,695	—	9,495,695
Other comprehensive income, net of tax:
Unrealized loss on available for
sale securities, net of reclassification
adjustment of $(104,509)	—	—	—	(841,598)	(841,598)

Total comprehensive income	—	—	—	—	8,654,097

Shares issued pursuant to employee
benefit plans	287	393,605	—	—	393,892
Cash dividends paid $.66 per share	—	—	(3,548,409)	—	(3,548,409)

Balances, December 31, 2003	$54,008	$24,231,213	$58,932,021	$310,238	$83,527,480

The notes to consolidated financial statements are an integral part of these statements. -32-

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,495,695	$8,790,144	$7,994,095
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,521,160	1,266,580	995,676
Discount accretion on debt securities	(60,236)	(110,316)	(131,060)
Gain on sale of securities	(447,713)	(26,126)	(9,631)
Provision for credit losses, net	(119,392)	(72,770)	(9,640)
Deferred income taxes	75,412	(19,996)	(136,433)
(Gain) loss on disposal of premises and equipment	—	(1,125)	328
Loss on other real estate owned	2,143	4,000	5,000
Net changes in:
Insurance premiums receivable	774,582	(1,619,158)	—
Accrued interest receivable	(83,542)	362,484	1,012,644
Other assets	(491,294)	(302,756)	(367,486)
Accrued interest payable	(221,558)	(148,251)	(220,884)
Other liabilities	(132,195)	2,077,457	(205,051)

Net cash provided by operating activities	10,313,062	10,200,167	8,927,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,770,500	3,017,109	5,509,843
Proceeds from maturities and principal payments
of securities available for sale	112,185,011	79,132,663	77,482,056
Purchases of securities available for sale	(156,031,628)	(77,385,015)	(101,367,542)
Proceeds from maturities and principal payments
of securities held to maturity	2,836,613	3,991,642	13,274,235
Purchases of securities held to maturity	(5,051,827)	(6,223,062)	(1,622,415)
Net increase in loans	(35,353,120)	(46,878,083)	(10,246,466)
Purchase of premises and equipment	(3,469,743)	(1,599,409)	(738,686)
Proceeds from sale of other real estate owned	51,973	43,000	—
Proceeds from sale of premises and equipment	—	22,000	—
Acquisition, net of stock issued	—	(5,949,073)	—

Net cash used in investing activities	(76,062,221)	(51,828,228)	(17,708,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW,
money market, and savings deposits	76,290,829	36,418,059	20,424,729
Net (decrease) increase in certificates of deposit	(29,073,330)	21,304,227	2,559,913
Net (decrease) increase in short-term borrowings	(1,050,823)	4,954,253	801,682
Proceeds from issuance of common stock	393,892	19,759	116,485
Repurchase of common stock	—	(20,844)	(1,020)
Dividends paid	(3,548,410)	(3,217,282)	(3,197,640)

Net cash provided by financing activities	43,012,158	59,458,172	20,704,149

-33-

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,737,001)	17,830,111	11,922,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,468,307	51,638,196	39,715,464

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,731,306	$69,468,307	$51,638,196

Supplemental cash flows information:

Interest paid	$9,964,131	$12,586,627	$17,282,072

Income taxes paid	$5,559,256	$4,680,382	$4,439,933

Transfers from loans to other real estate	$—	$45,000	$47,000

The notes to consolidated financial statements are an integral part of these statements. -34-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The investments in subsidiaries are recorded on the Company’s books (Parent only) on the basis of its equity in the net assets of the subsidiaries. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the industries in which it operates. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Nature of Operations

The Company provides commercial banking services from its locations in the Maryland Counties of Talbot, Queen Anne’s, Kent, Caroline, and Dorchester. Its primary source of revenue is from providing commercial, real estate and consumer loans to customers located on Maryland’s Eastern Shore. A full range of insurance and investment services are offered through the Company’s nonbank subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The allowance for credit losses is a material estimate that is particularly susceptible to significant changes in the near-term. Management believes that the allowance for credit losses is sufficient to address the probable losses in the current portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Investment Securities Available for Sale

Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment Securities Held to Maturity

Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company intends and has the ability to hold such securities until maturity. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are stated at their principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are considered impaired when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding. Impaired loans do not include groups of smaller balance homogeneous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of homogeneous loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The Company’s systematic methodology for assessing the appropriateness of the allowance includes the two following components: (1) the formula allowance component reflecting historical losses, as adjusted, by credit category and (2) the specific allowance component for risk rated credits on an individual or portfolio basis. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

The formula portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the formula allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including management’s concerns over the effects of the prolonged economic downturn in the current cycle, also affects the allocation model’s estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to ten years for furniture, fixtures and equipment; three to five years for software, hardware, and data handling equipment; and ten to forty years for buildings and building improvements. Land improvements are amortized over a period of fifteen years; and leasehold improvements are amortized over the term of the respective lease. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding fifteen years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over fifteen years. Note 8 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the effect of the adoption of SFAS No. 142.

Other Real Estate

Other real estate represents assets acquired in satisfaction of loans either by foreclosure or deeds taken in lieu of foreclosure. Properties acquired are recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition with any deficiency charged to the allowance for credit losses. Thereafter, costs incurred to operate or carry the properties as well as reductions in value as determined by periodic appraisals are charged to operating expense. Gains and losses resulting from the final disposition of the properties are included in noninterest expense.

Short-Term Borrowings

Short-term borrowing are comprised primarily of repurchase agreements which are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Treasury notes or Government Agency bonds, which are segregated from the Company’s other investment securities by its safekeeping agents.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for income tax purposes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Statement of Cash Flows

Cash and demand balances due from banks, interest bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes.

Stock-Based Compensation

The Company’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. For disclosure purposes net income and earnings per share are provided as if the fair value method has been applied in accordance with SFAS Nos. 123 and 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the years ended December 31, 2003, 2002, and 2001. If the Company had elected to recognize compensation cost based on fair value of the award on date of grant and recognized cost based upon the vesting dates under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31:

	2003	2002	2001
Net income:
As reported	$9,495,695	$8,790,144	$7,994,095
Less pro forma stock-based compensation
expense determined under the fair value
method, net of related tax effects	(32,328)	(29,700)	(18,234)

Pro forma net income	$9,463,367	$8,760,444	$7,975,861

Basic net income per share:
As reported	$1.77	$1.64	$1.50
Pro forma	1.76	1.64	1.50

Diluted earnings per share
As reported	$1.74	$1.62	$1.49
Pro forma	1.74	1.62	1.48

The pro forma amounts are not representative of the effects on reported net income for future years.

Advertising Costs

Advertising costs are generally expensed as incurred.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company’s financial condition or results of operations upon adoption of this Statement.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company’s financial condition or results of operations upon adoption of this Statement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of FIN 46 are effective for all financial statements issued after January 1, 2003. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

NOTE 2. ACQUISITIONS

On November 12, 2003, the Company executed a definitive merger agreement with Midstate Bancorp, Inc. (“Midstate Bancorp”). Under the terms of the agreement, Midstate Bancorp will merge with and into Shore Bancshares, Inc. The merger agreement provides that each share of Midstate Bancorp common stock will be exchanged for (i) $31.00 in cash and (ii) between 0.8513 to 0.9015 shares of Shore Bancshares common stock, depending on the price of Shore Bancshares, Inc. common stock prior to the merger. This merger is subject to regulatory approval, the satisfaction of various conditions set forth in the agreement, and the approval of Midstate Bancorp stockholders, the meeting for which is scheduled for March 16, 2004. Management anticipates a closing date on or about March 31, 2004.

On May 1, 2002, Shore Bancshares, Inc. completed its acquisition of certain assets of The Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The initial purchase price was $5,600,000, of which $4,800,000 was paid in cash and $800,000 was paid in 39,037 shares of Shore Bancshares, Inc. common stock. An additional $1,400,000 may be payable in cash if specific performance criteria set forth in the purchase agreement are realized. The Company recorded approximately $4,082,000 of goodwill and $1,542,000 of other intangible assets as a result of the acquisition. On November 1, 2002, the Company’s subsidiary, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc. a full service insurance agency located in Centreville, Maryland. The Company is now offering a full range of insurance products and services to the public.

NOTE 3. CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such balances averaged approximately $9,276,000 and $8,370,000 during 2003 and 2002, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

Available for sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
Obligations of U.S. Government agencies
and corporations	$103,936,791	$542,450	$215,488	$104,263,753
Obligations of states and political subdivisions	—	—	—	—
Other securities:
Mortgage backed securities	30,195,164	553,683	153,979	30,594,868
Federal Home Loan Bank stock	2,469,400	—	—	2,469,400
Federal Reserve Bank stock	302,250	—	—	302,250
Federal Home Loan Mortgage Corporation
Cumulative preferred stock	5,972,500	32,500	247,500	5,757,500
Equity securities	978,641	1,786	—	980,427

	$143,854,746	$1,130,419	$616,967	$144,368,198

December 31, 2002:
U.S. Treasury securities	$1,031,871	$32,509	$—	$1,064,380
Obligations of U.S. Government agencies
and corporations	66,775,750	1,311,649	—	68,087,399
Obligations of states and political subdivisions	110,000	1,440	—	111,440
Other securities:
Mortgage backed securities	31,242,556	998,202	3,375	32,237,383
Federal Home Loan Bank stock	2,154,000	—	—	2,154,000
Federal Reserve Bank stock	302,250	—	—	302,250
Federal Home Loan Mortgage Corporation
Cumulative preferred stock	5,980,513	—	350,588	5,629,925
Equity securities	1,390,036	2,078	115,349	1,276,765

	$108,986,976	$2,345,878	$469,312	$110,863,542

Held to Maturity securities:
December 31, 2003
Obligations of states and political subdivisions	$15,307,658	$323,029	$51,600	$15,579,087
Mortgage backed securities	5,351	530	—	5,881

	$15,313,009	$323,559	$51,600	$15,584,968

December 31, 2002
Obligations of states and political subdivisions	$13,116,712	$293,804	$39,530	$13,370,986
Mortgage backed securities	7,524	706	—	8,230

	$13,124,236	$294,510	$39,530	$13,379,216

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2003 are as follows:

	Continuous unrealized losses existing for:
Available for sale securities:	Fair Value	Less than 12 Months	More than 12 Months	Total Unrealized Losses
Obligations of U.S. Government
Agencies and Corporations	$24,785,186	$211,630	$3,858	$215,488
Mortgage-backed securities	8,347,418	153,979	—	153,979
Equity Securities	4,225,000	247,500	—	247,500

	$37,357,604	$613,109	$3,858	$616,967

The available-for-sale investment portfolio has a fair value of approximately $144 million, of which approximately $37 million have some unrealized losses from their purchase price. Of these securities, $28 million or 75% are government agency bonds, and $9 million or 25% are mortgage-backed securities. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal loss (approximately .42%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. During 2003, the Company recorded write-downs in the amount of $131,394 for declines on a U.S. Government bond fund investment that were determined to be other than temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2003 are as follows:

	Continuous unrealized losses existing for:
Held-to-Maturity	Fair Value	Less than 12 Months	More than 12 Months	Total Unrealized Losses

Obligations of states and political subdivisions	$3,211,284	$48,156	$3,473	$51,600

The held-to-maturity investment portfolio has a fair value of approximately $16 million, of which approximately $3 million have some unrealized losses from their purchase price. The securities representing the unrealized losses in the held-to-maturity portfolio are all municipal securities with modest duration risk, low credit risk, and minimal losses (approximately .34%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2003 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,090,113	$12,348,456	$1,093,201	$1,114,728
Due after one year through five years	109,720,632	110,312,523	5,259,513	5,400,256
Due after five years through ten years	8,271,969	8,255,256	5,292,275	5,349,257
Due after ten years	4,049,241	3,942,386	3,668,020	3,720,727

	134,131,955	134,858,621	15,313,009	15,584,968
Equity securities	9,722,791	9,509,577	—	—

	$143,854,746	$144,368,198	$15,313,009	$15,584,968

The maturity date for mortgage-backed securities is determined by its expected maturity. The maturity date for the remaining debt securities is determined using its contractual maturity date. -41-

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies and other purposes as required or permitted by law.

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale	$68,483,332	$68,881,748	$80,957,596	$82,929,770
Held to maturity	—	—	1,602,339	1,619,188

	$68,483,332	$68,881,748	$82,559,935	$84,548,958

There were no obligations of states or political subdivisions whose carrying value, as to any issuer, exceeded 10% of stockholders’ equity at December 31, 2003 or 2002.

Proceeds from sales of investment securities were $8,770,500, $3,017,109, and $5,509,843 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company grants residential mortgage, consumer and commercial loans to customers primarily in the Maryland Counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester. The principal categories of the loan portfolio at December 31 are summarized as follows:

	2003	2002
Real estate loans:
Construction and land development	$36,639,173	$25,354,196
Secured by farmland	14,401,354	13,447,623
Secured by residential properties	221,309,705	217,302,483
Secured by non-farm, nonresidential properties	121,338,281	104,308,342
Loans to farmers (loans to finance agricultural production and other loans)	3,518,341	3,697,703
Commercial and industrial loans	60,153,828	55,238,077
Loans to individuals for household, family, and other personal expenditures	16,498,761	16,889,122
Obligations of states and political subdivisions in the United States, tax-exempt	1,060,363	2,991,206
All other loans	159,063	285,585

	475,078,869	439,514,337
Net deferred loan fees/costs	(124,304)	24,350

	474,954,565	439,538,687
Allowance for credit losses	(4,059,964)	(4,116,598)

	$470,894,601	$435,422,089

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, 2003 and 2002, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $12,014,000, and $12,172,000, respectively. During 2003 and 2002, loan additions were approximately $3,149,000 and $11,836,000, and loan repayments were approximately $3,307,000 and $5,627,000, respectively.

Activity in the allowance for credit losses is summarized as follows:

	2003	2002	2001

Balance, beginning of year	$4,116,598	$4,189,368	$4,199,008

Loans charged off:
Real estate loans	(7,369)	(86,623)	(5,338)
Installment loans	(113,717)	(170,187)	(154,631)
Commercial and other	(409,329)	(282,081)	(175,225)

	(530,415)	(538,891)	(335,194)

Recoveries:
Real estate loans	35,060	15,541	1,847
Installment loans	56,592	76,177	60,694
Commercial and other	47,129	18,337	37,013

	138,781	110,055	99,554

Net loans charged off	(391,634)	(428,836)	(235,640)
Provision	335,000	356,066	226,000

Balance, end of year	$4,059,964	$4,116,598	$4,189,368

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

	2003	2002	2001
Impaired loans with valuation allowance	$729,340	$433,091	$560,539
Impaired loans with no valuation allowance	272,348	379,355	382,537

Total impaired loans	$1,001,688	$812,446	$943,076

Allowance for loan losses related to impaired loans	$349,268	$116,024	$76,935
Allowance for loan losses related to other than impaired loans	3,710,696	4,000,574	4,112,433

Total allowance for loan losses	$4,059,964	$4,116,598	$4,189,368

Interest income on impaired loans recorded on the cash basis	$26,464	$78,312	$19,467

Average recorded investment in impaired loans for the year	$826,098	$471,469	$644,549

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2003	2002
Land	$2,928,862	$2,115,542
Buildings and land improvements	9,279,151	7,123,036
Furniture and equipment	5,403,013	4,924,664

	17,611,026	14,163,242
Accumulated depreciation	(6,309,477)	(5,629,394)

	$11,301,549	$8,533,848

Depreciation expense totaled $702,042, $576,390 and $553,000 for the years ended December 31, 2003, 2002 and 2001, respectively. -43-

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $330,927, $267,418 and $147,198, respectively. Future minimum annual rental payments are approximately as follows:

2004	$264,367
2005	121,269
2006	33,190
2007	8,200
Thereafter	—

Total minimum lease payments	$427,026

NOTE 7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Through Centreville National Bank, the Company owns 29.25% of the outstanding common stock of the Delmarva Data. The investment is carried at cost, adjusted for the Company’s equity in Delmarva Data’s undistributed income.

	December 31
	2003	2002	2001

Balance, beginning of year	$1,165,567	$1,125,567	$1,082,128
Premium received on issuance of stock	—	—	14,170
Equity in net income	37,219	40,000	29,269

Balance, end of year	$1,202,786	$1,165,567	$1,125,567

Data processing and other expenses paid to Delmarva Data totaled approximately $1,277,000, $1,063,000, and $954,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, goodwill is no longer being amortized but rather tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill will continue to be amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

	2003				2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Goodwill	$6,657,250	$667,118	$5,990,132	—	$6,657,250	$667,118	$5,990,132	—
Unidentifiable intangible
resulting from branch
acquisitions	104,144	82,742	21,402	3.1	104,144	75,799	28,345	4.1
Insurance expirations	1,270,000	132,111	1,137,889	13.4	1,270,000	47,444	1,222,556	14.8
Other identifiable intangibles	620,883	199,272	421,611	3.4	620,883	75,097	545,786	4.8

Total	$8,652,277	$1,081,243	$7,571,034		$8,652,277	$865,458	$7,786,819

Future annual estimated annual amortization expense, excluding goodwill is as follows:

2004 2005 2006 2007 2008	$ 215,786 215,786 215,786 134,322 84,667

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment as of January 1, 2002. -44-

The Company also performed an annual test for impairment. As a result of both the initial and annual assessment reviews, the Company determined that there was no impairment of goodwill. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

The Company adopted SFAS No. 142 effective January 1, 2002. The following presents the pro forma effects of applying SFAS No. 142 to the year ended December 31, 2001.

	Years ended December 31,
	2003	2002	2001

Goodwill amortization:
Pre-tax	$—	$—	$147,388
After -tax	—	—	144,706
Net income:
Reported	$9,495,695	$8,790,144	$7,994,095
Add back: goodwill amortization, net of tax effect	—	—	144,706
Adjusted net income	9,495,695	8,790,144	8,138,801
Basic net income per share:
Reported	$1.77	$1.64	$1.50
Goodwill amortization	.00	.00	.03
Adjusted net income per share - basic	$1.77	$1.64	$1.53
Diluted net income per share:
Reported	$1.74	$1.62	$1.49
Goodwill amortization	.00	.00	.02
Adjusted net income per share - diluted	$1.74	$1.62	$1.51

NOTE 9. SIGNIFICANT DEPOSITS

The approximate maturities of certificates of deposit of $100,000 or more at December 31 are as follows:

	2003	2002
Three months or less	$21,035,000	$46,991,000
Over three through twelve months	12,548,000	17,374,000
Over twelve months	37,802,000	35,279,000

	$71,385,000	$99,644,000

NOTE 10. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2003 and 2002 consisted of securities sold under agreements to repurchase. These short-term obligations represent securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Treasury Notes or Government agency securities, which are segregated, in the Company’s custodial accounts from other investment securities. From time to time in order to meet short-term liquidity needs the Company may borrow from a correspondent federal funds line of credit arrangement or a secured reverse repurchase agreement. The following table summarizes certain information for short-term borrowings:

	2003	2002
Average amount outstanding during the year	$23,071,327	$20,986,113
Weighted average interest rate during the year	.77%	1.15%
Amount outstanding at year end	$20,957,294	$22,008,117
Weighted average rate at year end	.63%	.90%
Maximum amount at any month end	$29,780,959	$28,585,030

-45-

NOTE 11. LONG-TERM DEBT

As of December 31, 2003 and 2002, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at an interest rate of 4.97%. The advance is due March 29, 2006 and has a one-time call provision in 2004. The Company has pledged its wholly-owned residential real estate mortgage loan portfolio under a blanket floating lien as collateral for this advance.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $728,812 (2003), $592,413 (2002), and $387,764 (2001).

NOTE 13. STOCK OPTION PLANS

The Company has two stock option plans whereby incentive and nonqualified stock options may be granted periodically to directors, executive officers, and key employees at the discretion of the Company’s Compensation Committee. The plans provide for both immediate and graduated vesting schedules and originally reserved 194,000 shares of common stock for grant. At December 31, 2003, a total of 53,466 shares remained available for grant under the plans. The plans were adopted in 1998 and 1995 and the options granted have a life not to exceed ten years.

The Company also has an Employee Stock Purchase Plan that was adopted in 1998 and amended in 2003 that allows employees to receive options to purchase common stock at an amount equivalent to 85% of the fair market value of the common stock. As amended, the plan reserved 45,000 shares of common stock for issuance under the plan. There were 29,208 shares available for grant under the plan at December 31, 2003.

Following is a summary of changes in shares under option for all plans for the years indicated:

	Year Ended December 31,
	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	139,534	$11.52	112,546	$ 9.67
Granted	5,401	24.03	29,423	19.75
Exercised	(29,309)	10.03	(2,012)	16.35
Expired/Cancelled	(2,542)	22.95	(423)	17.31

Outstanding at end of year	113,084	$12.25	139,534	$11.52

Weighted average fair value of options
granted during the year	$ 7.12		$ 7.91

The following summarizes information about options outstanding at December 31, 2003:

Options Outstanding		Options Outstanding and Exercisable
Exercise Price	Number	Number	Weighted Average Remaining Contract Life
$ 6.85	30,134	30,134	1.61
8.78	47,880	47,880	2.95
32.00	4,500	3,600	5.05
21.00	3,970	2,382	6.05
16.97	4,057	4,057.26
19.75	18,643	2,743	8.42
24.03	3,900	3,900	1.26

	113,084	94,696

-46-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options that vest during the years ended December 31, 2002. No options were granted during 2001.

	2003	2002
Dividend yield	1.70%	2.20%
Expected volatility	20.00%	15.00%
Risk free interest	4.23%	4.58%
Expected lives (in years)	2.17	10

NOTE 14. DEFERRED COMPENSATION

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer. The plan calls for fixed annual payments of $20,000 to be credited to the participant’s account. The participant is 100% vested in amounts credited to his account. Contributions to the plan were $20,000 in 2003, 2002, and 2001.

The Company also has agreements with certain directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by the Company, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. Cash surrender values and the accrued benefit obligation included in other assets and other liabilities at December 31, are as follows:

	2003	2002
Cash surrender value	$1,970,630	$1,910,401
Accrued benefit obligations	697,633	563,772

-47-

NOTE 15. INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

	2003	2002
Federal income taxes currently (receivable) payable	$(25,038)	$90,539
State income taxes currently payable	42,666	220,630
Deferred income tax benefits	855,640	270,130

Components of income tax expense for each of the three years ended December 31 are as follows:

	2003	2002	2001
Currently payable:
Federal	$4,500,099	$4,091,475	$3,897,184
State	826,384	670,478	521,055

	5,326,483	4,761,953	4,418,239

Deferred income tax benefits:
Federal	(50,635)	(27,431)	(115,756)
State	(10,147)	(4,681)	(25,626)

	(60,782)	(32,112)	(141,382)

	$5,265,701	$4,729,841	$4,276,857

A reconciliation of tax computed at the statutory federal tax rates of 35% to the actual tax expense for the three years ended December 31 follows:

	2003	2002	2001
Tax at federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(2.0)	(2.0)	(1.8)
Non-deductible expenses	.1	.1	.5
State income taxes, net of federal benefit	3.6	3.2	2.4
Other	(1.0)	(1.3)	(1.2)

Income tax expense	35.7%	35.0%	34.9%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002
Deferred tax assets:
Allowance for credit losses	$1,435,285	$1,319,725
Provision for off balance sheet commitments	42,566	40,249
Provision for loss on other real estate	—	1,931
Loan fees	24,570	19,290
Deferred compensation	269,455	208,790

Total deferred tax assets	1,771,876	1,589,985

Deferred tax liabilities:
Depreciation	373,039	227,769
Federal Home Loan Bank stock dividend	27,613	27,613
Undistributed income of unconsolidated subsidiary	66,577	63,702
Loan origination fees and costs	258,500	212,556
Unrealized gains on available for sale securities	144,457	724,729
Other	46,050	63,486

Total deferred tax liabilities	916,236	1,319,855

Net deferred tax assets	$855,640	$270,130

-48-

NOTE 16. EARNINGS PER COMMON SHARE

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For the year ended December 31, 2002 options to purchase 5,500 shares of common stock were excluded from computing diluted earnings per share because their effects were antidilutive.

	2003	2002	2001
Basic:
Net income (applicable to common stock)	$9,495,695	$8,790,144	$7,994,095
Average common shares outstanding	5,376,618	5,358,969	5,330,022
Basic earnings per share	$1.77	$1.64	$1.50

Diluted:
Net income (applicable to common stock)	$9,495,695	$8,790,144	$7,994,095
Average common shares outstanding	5,376,618	5,358,969	5,330,022
Diluted effect of stock options	72,303	69,609	52,376

Average common shares outstanding - diluted	5,448,921	5,428,578	5,382,398
Diluted earnings per share	$1.74	$1.62	$1.49

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2003, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Banks’ category.

Capital levels and ratios for Shore Bancshares, Inc., Talbot Bank, and Centreville National Bank as of December 31, 2003 and 2002, compared with the minimum requirements, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Company	$79,591,000	16.17%	$39,386,080	8.00%	$32,967,500	10.00%
The Talbot Bank	$48,500,000	14.71%	$26,374,000	8.00%	$32,967,500	10.00%
The Centreville National Bank	$26,335,000	16.66%	$12,648,960	8.00%	$15,811,200	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$75,421,000	15.32%	$19,693,040	4.00%
The Talbot Bank	$45,688,000	13.86%	$13,187,040	4.00%	$21,857,420	6.00%
The Centreville National Bank	$24,977,000	15.80%	$6,324,480	4.00%	$13,068,160	6.00%
Tier 1 Capital (to Average Assets):
Company	$75,421,000	10.73%	$28,128,920	4.00%
The Talbot Bank	$45,688,000	10.45%	$17,485,800	4.00%	$21,857,250	5.00%
The Centreville National Bank	$24,977,000	9.56%	$10,454,480	4.00%	$13,068,100	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Company	$73,020,000	16.23%	$35,999,040	8.00%
The Talbot Bank	$46,810,000	14.17%	$24,828,080	8.00%	$31,035,100	10.00%
The Centreville National Bank	$25,477,000	18.41%	$11,070,080	8.00%	$13,837,600	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$68,799,000	15.29%	$17,999,520	4.00%
The Talbot Bank	$43,980,000	14.17%	$12,414,040	4.00%	$18,621,060	6.00%
The Centreville National Bank	$24,086,000	17.41%	$5,535,040	4.00%	$8,302,560	6.00%
Tier 1 Capital (to Average Assets):
Company	$68,799,000	10.73%	$25,655,120	4.00%
The Talbot Bank	$43,980,000	11.06%	$15,902,760	4.00%	$19,878,450	5.00%
The Centreville National Bank	$24,086,000	10.01%	$9,623,640	4.00%	$12,029,550	5.00%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company. At December 31, 2003, the Banks could have paid dividends to the parent company of approximately $7,647,000 without the prior consent and approval of the regulatory agencies. The Company had no outstanding receivables from subsidiaries at year-end December 31, 2003 and 2002.

NOTE 18. LINES OF CREDIT

The Banks had $17,000,000 in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks. In addition, the Banks have credit availability of approximately $95,370,000 from the Federal Home Loan Bank of Atlanta. The Banks have pledged as collateral, under blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. At December 31, 2003 and 2002, the Federal Home Loan Bank had issued a letter of credit in the amounts of $20,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits.

NOTE 19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

For all investments in debt securities, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables

The fair value of categories of fixed rate loans, such as commercial loans, residential mortgage, and other consumer loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Other loans, including variable rates loans, are adjusted for differences in loan characteristics.

Financial Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. These estimates do not take into consideration the value of core deposit intangibles. The fair value of securities sold under agreements to repurchase and long-term debt is estimated using the rates offered for similar borrowings.

Commitments to Extend Credit and Standby Letters of Credit

The majority of the Company’s commitments to grant loans and standby letters of credit are written to carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by the Company or the borrower, they only have value to the Company and the borrower and therefore it is impractical to assign any value to these commitments.

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of December 31 are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$46,731,306	$46,731,000	$69,468,306	$69,469,000
Investment securities	159,681,207	159,953,000	123,987,778	124,243,000
Loans	474,954,565	476,470,000	438,544,965	445,314,000
Less: allowance for loan losses	(4,059,964)	(4,060,000)	(4,116,598)	(4,117,000)

	$677,307,114	$679,094,000	$627,884,451	$634,909,000

Financial liabilities:
Deposits	$592,409,413	$595,767,000	$546,487,433	$551,415,000
Short-term borrowings	20,957,294	20,957,000	22,008,117	22,008,000
Long-term debt	5,000,000	5,284,000	5,000,000	5,377,000

	$618,366,707	$622,008,000	$573,495,550	$578,800,000

Unrecognized financial instruments:
Commitments to extend credit	$142,813,000	$—	$119,844,000	$—
Standby letters of credit	9,453,000	—	6,660,000	—

	$152,266,000	$—	$126,504,000	$—

-51-

NOTE 20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Commitments outstanding as of December 31 are as follows:

	2003	2002
Commitments to extend credit	$142,813,000	$119,844,000
Letters of credit	9,453,000	6,660,000

	$152,266,000	$126,504,000

NOTE 21. CONTINGENCIES

In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities of the Company. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results, or liquidity. See Note 2 above for information regarding contingent payments related to acquisition activities of the Company.

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows: Condensed Balance Sheets December 31, 2003 and 2002

	2003	2002
Assets:
Cash	$733,612	$47,732
Investment in subsidiaries	79,782,185	77,484,257
Investment in equity securities	100,035	380,035
Income taxes receivable	248,001	194,887
Premises and equipment, net	2,842,827	—
Other assets	108,359	27,657

Total assets	$83,815,019	$78,134,568

Liabilities:
Accounts payable and accrued expenses	$124,251	$47,677
Deferred tax liability	163,288	58,991

	287,539	106,668

Stockholders’ equity:
Common stock	54,008	53,721
Additional paid in capital	24,231,213	23,837,608
Retained earnings	58,932,021	52,984,735
Accumulated other comprehensive income	310,238	1,151,836

Total stockholders’ equity	83,527,480	78,027,900

Total liabilities and stockholders’ equity	$83,815,019	$78,134,568

Condensed Statements of Income For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Dividends from subsidiaries	$6,773,560	$9,096,080	$3,489,328
Management and other fees	1,315,960	—	—
Gain on sales of securities	80,000	—	—
Rental Income	33,333	—	—
Other investment income	11,000	11,000	11,000
Interest income	3,033	608	963

	8,216,886	9,107,688	3,501,291

Salaries and employee benefits	770,933	—	—
Occupancy expense	143,164	—	—
Other operating expenses	403,089	182,591	161,012

	1,317,186	182,591	161,012

Income before income tax benefit and
equity in undistributed income of subsidiary	6,899,700	8,925,097	3,340,279
Income tax expense (benefit)	489,819	(49,134)	(51,167)

Income before equity in undistributed income of subsidiary	6,409,881	8,974,231	3,391,446

Equity in undistributed income (loss) of subsidiary	3,085,814	(184,087)	4,602,649

Net income	$9,495,695	$8,790,144	$7,994,095

-53-

Condensed Statements of Cash Flows For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$9,495,695	$8,790,144	$7,994,095
Adjustments to reconcile net income to cash provided
by operating activities:
Equity in undistributed loss (income) of subsidiaries	(3,085,815)	184,087	(4,602,649)
Gain on sale of investment securities	(80,000)	—	—
Depreciation	34,716	—	—
Net (increase) decrease in other assets	(133,815)	(58,707)	(157,610)
Net (decrease) increase in other liabilities	180,871	(20,369)	(216,736)

Net cash provided by operating activities	6,411,652	8,895,155	3,017,100

Cash flows from investing activities:
Proceeds from sale of investment securities	360,000	—	—
Acquisition, net of stock issued	—	(5,105,497)	—
Purchases premises and equipment	(2,877,543)	—	—
Investment in subsidiaries	(53,711)	(550,000)	—

Net cash used by investing activities	(2,571,254)	(5,655,497)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	393,892	19,759	116,485
Repurchase of common stock	—	(20,844)	(1,020)
Dividends paid	(3,548,410)	(3,217,282)	(3,197,640)

Net cash used by financing activities	(3,154,518)	(3,218,367)	(3,082,175)

Net increase (decrease) in cash and cash equivalents	685,880	21,291	(65,075)
Cash and cash equivalents at beginning of year	47,732	26,441	91,516

Cash and cash equivalents at end of year	$733,612	$47,732	$26,441

-54-

NOTE 23. QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2003 is reported as follows:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Interest income	$8,628	$8,642	$8,339	$8,729
Net interest income	5,972	6,114	5,988	6,522
Provision for credit losses	90	70	75	100
Income before income taxes	3,999	3,794	3,442	3,526
Net Income	2,521	2,456	2,195	2,324

Basic earnings per common share	$0.47	$0.46	$0.40	$0.43
Diluted earnings per common share	$0.46	$0.45	$0.40	$0.43

2002
Interest income	$8,805	$9,174	$9,335	$8,992
Net interest income	5,501	5,941	6,305	6,121
Provision for credit losses	132	79	66	79
Income before income taxes	2,765	3,294	3,826	3,635
Net Income	1,740	2,157	2,488	2,405

Basic earnings per common share	$0.33	$0.40	$0.46	$0.45
Diluted earnings per common share	$0.32	$0.40	$0.46	$0.44

Earnings per share are based upon quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 24. LINE OF BUSINESS RESULTS

The Company operates two primary businesses: Community Banking and Insurance Products and Services. The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland through its thirteen-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

A full range of insurance products and services are available to businesses and consumers in the Company’s market. Products include property and casualty, life, marine, individual health and long term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business is included in the following table:

(In thousands)	Community banking	Insurance products and services	Parent Company(a)	Consolidated Total

2003
Net Interest income	$24,610	$(14)	$—	$24,596
Provision for credit losses	335	—	—	335

Net interest income after provision	24,275	(14)	—	24,261

Noninterest income	3,695	6,037	113	9,845
Noninterest expense	14,324	5,020	—	19,344

Income before taxes	13,646	1,003	113	14,762
Income tax expense	4,868	358	40	5,266

Net income	$8,778	$645	$73	$9,496

Intersegment revenue(expense)	$14	$(14)	—	—
Average assets	$670,022	$7,324	$1,301	$678,647

2002
Net Interest income	$23,892	$(24)	$—	$23,868
Provision for credit losses	356	—	—	356

Net interest income after provision	23,536	(24)	—	23,512

Noninterest income	3,044	2,924	—	5,968
Noninterest expense	13,340	2,620	—	15,960

Income before taxes	13,240	280	—	13,520
Income tax expense	4,632	98	—	4,730

Net income	$8,608	$182	—	$8,790

Intersegment revenue(expense)	$24	$(24)	$—	$—
Average assets	$615,694	$4,863	$584	$621,141

(a) Amount included in Parent Company relate to the gain on sale of equity securities and rental income. -56-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

        An evaluation of the effectiveness of these disclosure controls, as of December 31, 2003, was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

        During the fourth quarter of 2003, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to: Carol I. Brownawell, Secretary, Shore Bancshares, Inc., 18 E. Dover Street, Easton, Maryland 21601 or (410) 822-1400. All other information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed in connection with the 2004 Annual Stockholders’ Meeting.

Item 11. Executive Compensation.

        The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed in connection with the 2004 Annual Stockholders’ Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters.

EQUITY COMPENSATION PLAN INFORMATION

        The Company has three equity compensation plans under which it may issue shares of its Common Stock to employees, officers, and/or directors of the Company and its subsidiaries. These plans are: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Stock Option Plan”); the (ii) the Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan (the “1998 Stock Purchase Plan”); and (iii) the Talbot Bancshares, Inc. Employee Stock Option Plan (the “Talbot Plan”).

        The 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan were approved by the Company’s Board of Directors and its stockholders. In connection with the merger of Talbot Bancshares, Inc. (“Talbot Bancshares”) into the Company in December 2000, the Company assumed options previously granted under, and subject to all terms of, the Talbot Plan. The Company subsequently registered the Talbot Plan with the SEC, and this plan authorizes the grant of options to purchase up to 114,000 shares of the Company’s Common Stock (subject to adjustment for capital adjustments, stock dividends, and similar changes in the Common Stock). The Talbot Plan was previously approved by both the Board of Directors and the stockholders of Talbot Bancshares, but was not approved by the stockholders of the combined companies. Thus, only non-qualified stock options may be granted under the Talbot Plan.

        The Talbot Plan is administered by the Personnel Committee of the Company’s Board of Directors and will expire on April 9, 2007 unless sooner terminated. Generally, key management employees of the Company and its subsidiaries are eligible to receive option grants. An option granted under the plan vests according to the terms of the related stock option agreements and can generally be exercised for 10 years after grant, unless the Board provides otherwise. The option exercise price will generally be the fair market value of the shares on the date the option is granted. Upon exercise of options granted under the plan, the plan obligates the Company to pay the optionee a tax benefit payment in an amount of U.S. dollars equal to the number of shares as to which the option is being exercised, multiplied by (i) the “tax rate” and (ii) the difference between the per share fair market value at the time of exercise and the per share option price. The tax rate shall be a percentage designated by the Company to result in compensating the optionee for the federal, state and local income tax liability incurred by the optionee by virtue of his exercise of the option and the payment to him of the tax benefit payment. Options are not transferable other than by will or the laws of descent and distribution. All unexercised options will lapse upon termination of employment other than because of death, disability or approved retirement. If employment is terminated because of disability or approved retirement, the options will lapse one year or three months after termination, respectively. Upon a “change in control” as defined in the plan, all unexercised options will immediately vest and become exercisable. No options have been granted under the Talbot Plan since the merger with Talbot.

        The following table contains information about these equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans
approved by security holders(1)(2)	113,084	$12.25	79,183

Equity compensation plans not
approved by security holders (3)	0	$0	3,491

Total	113,084	$12.25	82,674

(1) Item includes the 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan.

(2) Columns (a) and (b) of this item also include options assumed by the Company under the Talbot Plan in the 2000 merger of Talbot Bancshares into the Company. As of December 31, 2003, outstanding options assumed in the merger represent 78,014 shares of the Company’s Common Stock, with a weighted-average exercise price of $8.03.

(3) This item covers options under the Talbot Plan other than those assumed by the Company in the 2000 merger of Talbot Bancshares into the Company.

          All other information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed in connection with the 2004 Annual Stockholders’ Meeting.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed in connection with the 2004 Annual Stockholders’ Meeting.

Item 14. Principal Accountant Fees and Services.

        The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed in connection with the 2004 Annual Stockholders’ Meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)(1),(2) Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income -- Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity -- Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements as of December 31, 2003, 2002 and 2001

(3) Exhibits Required to be Filed by Item 601 of Regulation S-K

3.1	Shore Bancshares, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed by Shore Bancshares, Inc. on December 14, 2000).

3.2	Shore Bancshares, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 on Form 8-K filed by Shore Bancshares, Inc. on December 14, 2000).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 on Form 8-K filed by Shore Bancshares, Inc. on July 31, 2000).

10.3	Form of Employment Agreement between The Avon-Dixon Agency, LLC and Kevin P. LaTulip, (incorporated by reference to Exhibit 10.3 on Form 10-K filed by Shore Bancshares, Inc. on March 31, 2003).

10.4	Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

21	Subsidiaries of Shore Bancshares, Inc., filed herewith.

23	Consent of Stegman & Company, filed herewith.

-59-

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certifications of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certifications of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).

99.1	1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

99.2	1998 Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64319)).

99.3	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

(b) Reports on Form 8-K. On November 12, 2003, the Company filed a Current Report on Form 8-K to report in Item 5 that it had entered into a definitive merger agreement with Midstate Bancorp. -60-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date: March 15, 2004	By:	/s/ W. Moorhead Vermilye —————————————— W. Moorhead Vermilye President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III —————————————— Herbert L. Andrew, III	Director	March 15, 2004

/s/ Blenda W. Armistead —————————————— Blenda W. Armistead	Director	March 15, 2004

/s/ Lloyd L. Beatty, Jr. —————————————— Lloyd L. Beatty, Jr.	Director	March 15, 2004

/s/ Paul M. Bowman —————————————— Paul M. Bowman	Director	March 15, 2004

/s/ David C. Bryan ——————————————	Director	March 15, 2004

/s/ Daniel T. Cannon —————————————— Daniel T. Cannon	Director	March 15, 2004

/s/ Richard C. Granville —————————————— Richard C. Granville	Director	March 15, 2004

/s/ Kevin P. LaTulip —————————————— Kevin P. LaTulip	Director	March 15, 2004

/s/ Neil R. LeCompte —————————————— Neil R. Le Compte	Director	March 15, 2004

/s/ Jerry F. Pierson —————————————— Jerry F. Pierson	Director	March 15, 2004

/s/ David L. Pyles —————————————— David L. Pyles	Director	March 15, 2004

/s/ W. Moorhead Vermilye —————————————— W. Moorhead Vermilye	Director President/CEO	March 15, 2004

/s/ Susan E. Leaverton —————————————— Susan E. Leaverton	Treasurer/ Principal Accounting Officer	March 15, 2004

-61-

EXHIBIT LIST

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

Exhibit 3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 14, 2000).

Exhibit 10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

Exhibit 10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

Exhibit 10.3	Form of Employment Agreement between The Avon-Dixon Agency, LLC and Kevin P. LaTulip (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit 10.4	Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

Exhibit 10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

Exhibit 21	Subsidiaries of the Company (filed herewith).

Exhibit 23	Consent of Stegman & Company (filed herewith).

Exhibit 31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

Exhibit 32.2	Certification of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).

Exhibit 99.1	1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

Exhibit 99.2	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

Exhibit 99.3	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

-62-