Form 10-Q
period 2004-03-31
SHORE BANCSHARES INC
filed 2004-05-07
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-22345

                             SHORE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                                  52-1974638
   --------------------------------------              ------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

   18 East Dover Street, Easton, Maryland                   21601
   ---------------------------------------             ----------------
   (Address of Principal Executive Offices)                (Zip Code)

                                 (410) 822-1400
               Registrant's Telephone Number, Including Area Code

              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No ___

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,495,834 issued and outstanding shares of common stock as of May 1, 2004.

                                      INDEX




  Part I.

  Item 1.  Financial Statements                                             Page

    Condensed Consolidated Balance Sheets -
        March 31, 2004 (unaudited) and December 31, 2003                       2

    Condensed Consolidated Statements of Income -
        For the three months ended March 31, 2004 and 2003 (unaudited)         3

    Condensed Consolidated Statements of Changes in Stockholders' Equity -
        For the three months ended March 31, 2004 and 2003 (unaudited)         4

    Condensed Consolidated Statements of Cash Flows -
        For the three months ended March 31, 2004 and 2003(unaudited)          5

    Notes to Condensed Consolidated Financial Statements (unaudited)         6-8

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                               8-13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         14

  Item 4.  Controls and Procedures                                            14

  Part II.

  Item 6.  Exhibits and Reports on Form 8-K                                   14

  Signatures                                                                  15

                                     PART I

Item 1.  Financial Statements

                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        March 31,       December 31,
ASSETS:                                                                   2004               2003
-------                                                              ---------------  ----------------
                                                                      (unaudited)
Cash and due from banks                                                 $19,606         $  19,391
Interest bearing deposits with other banks                                9,873             9,897
Federal funds sold                                                       27,587            17,443
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $16,576,
   $15,585, respectively)                                                16,193            15,313
   Available for sale, at fair value                                    120,630           144,368
Loans, less allowance for credit losses ($3,940,
   $4,060, respectively)                                                488,856           470,895
Insurance premiums receivable                                               646               845
Bank premise and equipment, net                                          11,229            11,302
Accrued interest receivable on loans and investment securities            2,972             3,042
Investment in unconsolidated subsidiary                                   1,203             1,203
Goodwill                                                                  5,990             5,990
Other intangible assets                                                   1,527             1,581
Other assets                                                              5,152             4,109
                                                                       --------          --------

   TOTAL ASSETS                                                        $711,464          $705,379
                                                                       ========          ========

LIABILITIES:
Deposits:
   Noninterest bearing demand                                          $ 73,270         $  91,669
   NOW and Super NOW                                                    109,586           103,415
   Certificates of deposit $100,000 or more                              88,454            71,385
   Other time and savings                                               317,872           325,940
                                                                       --------          --------
       Total Deposits                                                   589,182           592,409

Short term borrowings                                                    27,254            20,957
Long term debt                                                            5,000             5,000
Other liabilities                                                         4,443             3,486
                                                                       --------          --------
   TOTAL LIABILITIES                                                    625,879           621,852
                                                                       --------          --------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 35,000,000 shares; issued and outstanding:
     March 31, 2004          5,409,967
     December 31, 2003       5,400,793                                       54                54
Additional paid in capital                                               24,420            24,231
Retained earnings                                                        60,474            58,932
Accumulated other comprehensive income                                      637               310
                                                                       --------           -------
   TOTAL STOCKHOLDERS' EQUITY                                            85,585            83,527
                                                                       --------           -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $711,464          $705,379
                                                                       ========          ========



See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                           For the three Months Ended March 31,
                                                                 2004                2003
                                                           ----------------    ----------------
INTEREST INCOME
  Loans, including fees                                         $7,149             $ 7,230
  Interest and dividends on investment securities:
     Taxable                                                     1,193               1,133
     Tax-exempt                                                    154                 147
  Other interest income                                             54                 118
                                                                ------             -------

       Total interest income                                     8,550               8,628
                                                                ------             -------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                     557                 690
     Other deposits                                              1,471               1,856
     Other interest                                                100                 110
                                                                ------             -------

       Total interest expense                                    2,128               2,656
                                                                ------             -------

NET INTEREST INCOME                                              6,422               5,972
PROVISION FOR CREDIT LOSSES                                        105                  90
                                                                ------             -------

NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                                  6,317               5,882
                                                                ------             -------

NONINTEREST INCOME
  Service charges on deposit accounts                              495                 460
  Gain on sale of securities                                        16                 276
  Insurance agency commissions                                   1,909               1,810
  Other noninterest income                                         458                 393
                                                                ------             -------

       Total noninterest income                                  2,878               2,939
                                                                ------             -------

NONINTEREST EXPENSE
  Salaries and employee benefits                                 3,118               3,050
  Expenses of premises and equipment                               589                 493
  Other noninterest expense                                      1,506               1,279
                                                                ------             -------

  Total noninterest expense                                      5,213               4,822
                                                                ------             -------

INCOME BEFORE TAXES ON INCOME                                    3,982               3,999

Federal and State income taxes                                   1,466               1,478
                                                                ------             -------

NET INCOME                                                      $2,516            $  2,521
                                                                ======            ========

  Basic earnings per common share                               $  .47              $  .47
  Diluted earnings per common share                             $  .46              $  .46


  See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)


                                                                                                    Accumulated
                                                                    Additional                         Other            Total
                                                       Common        Paid in        Retained       Comprehensive     Stockholders'
                                                        Stock        Capital        Earnings        Income(loss)        Equity
                                                     -----------    -----------     ---------    -------------------- -----------

Balances, January 1, 2004                               $ 54          $24,231        $58,932             $310           $83,527

Comprehensive income:
   Net income                                              -                -          2,516                -             2,516

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                            -                -              -              327               327
                                                                                                                       --------

     Total comprehensive income                                                                                           2,843

Shares issued                                              -              189              -                -               189

Cash dividends paid $0.18 per share                        -                -           (974)               -              (974)
                                                      ------         --------        --------           ------         --------

   Balances, March 31, 2004                             $ 54          $24,420        $60,474            $ 637           $85,585
                                                      ======         ========        ========           ======         ========



Balances, January 1, 2003                               $ 54          $23,837        $52,985           $1,152           $78,028

Comprehensive income:
   Net income                                              -                -          2,521                -             2,521

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                            -                -              -             (345)             (345)
                                                                                                                        --------

     Total comprehensive income                                                                                            2,176

Shares issued                                              -             11              -                -                   11

Cash dividends paid $0.15 per share                        -              -           (806)               -                 (806)
                                                      ------         --------        --------           ------          --------

   Balances, March 31, 2003                             $ 54         $23,848         $54,700            $ 807            $79,409
                                                      ======         ========        ========           ======          ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                    For the Three Months Ended March 31,
                                                                                        2004                     2003
                                                                                    -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $   2,516                  $ 2,521
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         334                      403
     Discount accretion on debt securities                                                 (30)                     (11)
     Provision for credit losses, net                                                     (120)                      29
     Gain on sale of securities                                                            (16)                    (276)
     Loss on other real estate owned                                                         -                        8
     Net changes in:
       Insurance premiums receivable                                                       199                      168
       Accrued interest receivable                                                          70                      (56)
       Other assets                                                                     (1,189)                  (1,042)
       Accrued interest payable on deposits                                                 12                      (77)
       Accrued expenses                                                                    947                      714
                                                                                      ---------                ---------

       Net cash provided by operating activities                                         2,723                    2,381
                                                                                      ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                 21,906                   27,247
   Proceeds from sale of investment securities available for sale                        7,867                    4,325
   Purchase of securities available for sale                                            (5,521)                 (35,796)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                      453                      553
   Purchase of securities held to maturity                                              (1,340)                    (819)
   Net increase in loans                                                               (17,841)                 (15,832)
   Purchase of bank premises and equipment                                                (137)                    (309)
   Proceeds from sale of other real estate owned                                             -                       37
   Purchase of other real estate owned                                                     (60)                       -
                                                                                      ---------                ---------
       Net cash provided (used) in investing activities                                  5,327                  (20,594)
                                                                                      ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand, NOW, money market and
     savings deposits                                                                  (18,432)                  18,219
   Net increase (decrease) in certificates of deposit                                   15,206                  (12,709)
   Net increase in securities sold under agreement to repurchase                         6,296                    2,056
   Proceeds from issuance of common stock                                                  189                       11
   Dividends paid                                                                         (974)                    (806)
                                                                                      ---------                ---------

       Net cash provided by financing activities                                         2,285                    6,771
                                                                                      ---------                ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    10,335                  (11,442)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        46,731                   69,468
                                                                                      ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 57,066                 $ 58,026
                                                                                      =========                =========

See accompanying notes to Condensed Consolidated Financial Statements.


                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2004, the results of operations for the three-month periods ended March 31, 2004 and 2003, and cash flows for the three-month periods ended March 31, 2004 and 2003, have been included. The amounts as of December 31, 2003 are derived from audited financial statements. All such adjustments are of a normal and recurring nature. There have been no significant changes to the Company's accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,407,991 for the first quarter of 2004 and 5,372,429 for the year ended December 31, 2003. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the three months ended March 31, 2004 and 2003 were 5,474,082 and 5,461,513, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                         March 31,             December 31,
(Dollars in thousands)                                                                     2004                   2003
                                                                                         ---------             ------------
Impaired loans with valuation allowance                                                  $    677               $   729
Impaired loans with no valuation allowance                                                    761                   273
                                                                                         --------               -------
     Total impaired loans                                                                $  1,438               $ 1,002
                                                                                          =======               =======

Allowance for credit losses applicable to impaired loans                                 $    403               $   349
Allowance for credit losses applicable to other than impaired loans                         3,537                 3,711
                                                                                          -------               -------
     Total allowance for credit losses                                                   $  3,940               $ 4,060
                                                                                         ========               =======
Interest income on impaired loans recorded on the cash basis                             $      1               $    26
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

4) In the normal course of business, to meet the financial needs of its customers, the Company's bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2004, total commitments to extend credit were approximately $136,846,000. Outstanding letters of credit were approximately $9,266,000 at March 31, 2004.

5) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies APB Opinion No. 25 and related interpretations in accounting for its equity compensation plans. No compensation expense related to these plans was recorded during the three-month periods ended March 31, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows:

                                              Three-month period Ended March 31,
                                                      2004              2003
                                                      ----              ----
Net income:
   As reported                                       $2,516            $2,521
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                (32)              (30)
                                                     -------           -------
Pro forma net income                                 $2,484            $2,491
                                                     =======           =======

Basic net income per share:
   As reported                                        $0.47             $0.47
   Pro forma                                           0.46              0.46

Diluted earnings per share
   As reported                                        $0.46             $0.46
   Pro forma                                           0.45              0.46

The pro forma amounts are not representative of the effects on reported net income for future periods.

6) Shore Bancshares operates two primary businesses: Community Banking and Insurance Products and Services. The Community Banking business covered by this report provides services to consumers and small businesses on the Eastern Shore of Maryland through its twelve-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

A full range of insurance products and services are available to businesses and consumers in the Company's market areas. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business for the three months ended March 31, is included in the following table:


                                               Community      Insurance products       Parent          Intersegment    Consolidated
(In thousands)                                  banking          and services        Company(a)        Transactions      Total
-----------------------------------------------------------------------------------------------------------------------------------
2004
   Net Interest income                          $  6,421           $    -               $    1              -         $  6,422
   Provision for credit losses                       105                -                    -              -              105
                                               -------------------------------------------------------------------------------------
   Net interest income after provision             6,316                -                    1              -            6,317

   Noninterest income                                856            1,998                  514           (490)           2,878
   Noninterest expense                             3,817            1,335                  551            490            5,213
                                               -------------------------------------------------------------------------------------
   Income before taxes                             3,355              663                  (36)             -            3,982
   Income tax expense                              1,224              256                  (14)             -            1,466
                                                ------------------------------------------------------------------------------------
   Net income                                   $  2,131           $  407               $  (22)             -         $  2,516
                                               -------------------------------------------------------------------------------------

   Intersegment revenue(expense)                $   (440)          $  (50)              $  490              -         $      -
   Average assets                               $692,476           $7,492               $3,392              -         $703,360

2003
   Net Interest income                          $  5,983           $  (11)              $    -              -         $  5,972
   Provision for credit losses                        90                -                    -              -               90
                                               -------------------------------------------------------------------------------------
   Net interest income after provision             5,893              (11)                   -              -            5,882

   Noninterest income                              1,108            1,831                    -              -            2,939
   Noninterest expense                             3,556            1,266                    -              -            4,822
                                               -------------------------------------------------------------------------------------
   Income before taxes                             3,445              554                    -              -            3,999
   Income tax expense                              1,264              214                    -              -            1,478
                                               -------------------------------------------------------------------------------------
   Net income                                   $  2,181             $340                    -              -         $  2,521
                                               -------------------------------------------------------------------------------------

   Intersegment revenue(expense)                $     11           $  (11)              $    -              -         $      -
   Average assets                               $643,785           $7,111               $    -              -         $651,452


(a) Amount included in Parent Company in 2004 relate to services provided to subsidiaries by the holding company and rental income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland and The Centreville National Bank of Maryland located in Centreville, Maryland (collectively, the "Banks"), and, as of April 1, 2004, of The Felton Bank, a Delaware bank. The Banks operate 12 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the "Insurance Agency") and investment advisory services through Wye Financial Services, LLC, all of which are wholly owned subsidiaries of the Company. The shares of the Company's common stock are listed on the Nasdaq Small Cap Market under the symbol "SHBI."

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge, its Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Reports on From 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the March 31, 2004 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2003 audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in Item 1 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, under the heading "Risk Factors". Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Recent Developments
On April 1, 2004 the Company completed its merger with Midstate Bancorp, Inc. As a result of the merger, The Felton Bank became a wholly-owned subsidiary of Shore Bancshares. Felton Bank has a branch in each of Felton, Delaware and Milford, Delaware. In the aggregate, the Company paid cash in the amount of $2,953,710 and issued 82,786 shares of common stock to the stockholders of Midstate Bancorp, Inc.

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

The Company believes its most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio as of the balance sheet date. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and internal loan processes of the Company, in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from Management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

Three basic components comprise the Company's allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower's overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to Management's concerns regarding collectibility or Management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Overview
Net income for the first quarter of 2004 was $2,516,000, compared to $2,521,000 for the first quarter of 2003. On a per share basis, diluted earnings were $0.46 for the first quarters of 2004 and 2003. Return on average assets was 1.43% for the first quarter of 2004, compared to 1.55% for the same period in 2003. Return on average stockholders' equity was 11.87% and 12.77% for the three months ended March 31, 2004 and 2003, respectively.

                              RESULTS OF OPERATIONS

Net Interest Income
Net interest income totaled $6,422,000 for the first quarter of 2004, representing a $450,000 increase over the same period last year. Total interest income was $8,550,000 for the first quarter of 2004, representing a decrease of $78,000 when compared to the same period last year. Total interest expense for the quarter ended March 31, 2004 was $2,128,000, a decrease of $528,000 or 19.9% over last year.

The Company's net interest margin remained stable during the three-month period ended March 31, 2004 when compared to the year ended December 31, 2003 and the same period last year. The yield on earning assets declined to 5.24%, compared to 5.70% for the three months ended March 31,2003, however an offsetting reduction in the rate paid for interest bearing liabilities resulted in a net interest margin of 3.95%. The rate paid for interest bearing liabilities declined 53 basis points to 1.59%, compared to 2.12% for the same period last year.

On a tax equivalent basis, interest and fees on loans declined $91,000 for the three-month period ended March 31, 2004 when compared to March 31, 2003. The decline is the direct result of lower loan yields, despite continued growth in the portfolio. Compared to the first quarter of 2003, the overall yield on loans fell 58 basis points to 5.90% for the first quarter of 2004. The average balance of loans increased $38,179,000, totaling $485,430,000 for the three months ended March 31, 2004 when compared to the same period in 2003. The yield on investment securities declined to 3.77% for the period ended March 31, 2004 from 4.35% for the same period in 2003. Proceeds from called or matured bonds were reinvested in bonds with lower overall returns. The average balance of investment securities for the three-month periods ended March 31, 2004 and 2003 was $151,381,000 and $125,175,000, respectively.

The overall rate earned on federal funds sold was 0.98% for the three months ended March 31, 2004, compared to 1.21% for the same period last year. Interest bearing deposits earned 0.88% for the first quarter of 2004, compared to 1.13% for the first quarter of 2003. Interest expense continued to decline as deposits shifted from higher yielding certificates of deposit into other lower yielding deposit and savings vehicles. The average balance of interest bearing deposits increased $31,623,000, with $32,270,000 of that increase occurring in Money Management account balances. The average balance of Certificates of Deposit $100,000 or more decreased $10,731,000, while other certificates of deposit balances decreased by $3,094,000. The average balance of NOW and SuperNOW deposits increased $5,616,000 and Regular savings balances increased $7,562,000. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 73.6% and 72.9% of total average earning assets at March 31, 2004 and 2003, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.

                                                                   March 31, 2004                         March 31, 2003
                                                                   --------------                         --------------
                                                       Average    Income/     Yield           Average      Income/       Yield
(Dollars in thousands)                                 Balance  Expense(1)    Rate            Balance    Expense(1)      Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $151,381     $1,427       3.77%        $125,175        $1,362        4.35%
   Loans (2) (3)                                      485,430      7,157       5.90%         447,251         7,248        6.48%
   Interest bearing deposits                            9,375         21       0.88%          18,761            53        1.13%
   Federal funds sold                                  13,743         34       0.98%          21,700            65        1.21%
                                                     --------    -------       -----         -------       -------        -----
   Total earning assets                               659,929      8,639       5.24%         612,887         8,728        5.70%
                                                                 -------                                   -------
Noninterest earning assets                             43,431                                 38,565
                                                     --------                                -------
Total Assets                                          703,360                                651,452
                                                     ========                                =======

Interest bearing liabilities
Interest bearing deposits                             507,600      2,027       1.60%         475,977         2,546        2.14%
   Short term borrowing                                22,445         38       0.67%          21,180            48        0.89%
   Long term debt                                       5,000         63       5.03%           5,000            62        4.97%
                                                     --------    -------       -----         -------       -------        -----
   Total interest bearing liabilities                 535,045      2,128       1.59%         502,157         2,656        2.12%
                                                                 -------                                   -------
Noninterest bearing liabilities                        83,518                                 70,307
Stockholders' equity                                   84,797                                 78,988
                                                     --------                                -------
Total liabilities and stockholders' equity           $703,360                               $651,452
                                                     ========                               ========
Net interest spread                                               $6,511       3.65%                        $6,072        3.58%
                                                                  =======                                  =======
Net interest margin                                                            3.95%                                      3.96%


(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Non-interest Income
Total non-interest income for the three-month period ended March 31, 2004 decreased $61,000 when compared to the same period in 2003. The decline is primarily attributable to gains on sales of securities that occurred in 2003.
Excluding these gains, noninterest income increased $199,000 for the first quarter of 2004 when compared to the same period last year. The increase is primarily the result of increased service charges on deposit accounts of $35,000, increased Insurance Agency commissions of $99,000 and other income associated with the Insurance Agency of $68,000.

Non-interest Expense
Total non-interest expense increased $391,000 for the three-month period ended March 31, 2004 from the comparable period in 2003. The increase is attributable to increases in salaries and benefits of $68,000, premises and equipment expense of $96,000, increased data processing costs of $69,000 and other operating expense increases of $158,000. During the first quarter of 2004, the Company moved its operations department and consolidated its accounting departments, which resulted in some duplicate costs for occupancy which are nonrecurring. Other operating expense increases relate to increased advertising costs and costs associated with new products and services, as well as a general increase in overhead resulting from growth of the Company.

Income Taxes
The effective tax rates for the three-month periods ended March 31, 2004 and 2003 were 36.8% and 37.0%, respectively. Management is not aware of any significant changes in applicable tax law or to the Company's tax structure that are likely to materially impact the Company's effective tax rate.

                         Analysis of Financial Condition

Loans
Loans, net of unearned income, totaled $492,796,000 at March 31, 2004, an increase of $17,841,000 or 3.8% since December 31, 2003. The increase is primarily attributable to an increase in loans secured by real estate. On average, loans net of unearned income, increased $38,179,000 or 8.5%, totaling $485,430,000 for the three-month period ended March 31, 2004, compared to $447,251,000 for the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the balance of the allowance based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion under the caption, "Critical Accounting Policies" above for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

Management adjusts the allowance for credit losses through the provision based on its evaluation and analysis of the adequacy of the allowance, including consideration of general economic conditions, growth of the loan portfolio, current trends in delinquencies and nonperforming assets, as well as past credit loss experience. The provisions for credit losses for the three-month periods ended March 31, 2004 and 2003 were $105,000 and $90,000, respectively. The Company had net charge-offs of $225,000 for the first quarter of 2004, compared to net charge-offs of $61,000 for the same period last year. An increase in nonperforming loans and loan delinquencies was the primary reason for the increase in the provision for loan losses for the quarter ended March 31, 2004 when compared to the same period last year. Nonaccrual loans increased $436,000 since December 31, 2003, totaling $1,438,000 as of March 31, 2004. The increase relates to the addition of several real estate secured loans for which inherent losses have been determined at March 31, 2004. The allowance for credit losses as a percentage of average loans declined as a result of continued loan growth and a decline in the balance of the allowance as of March 31, 2004 when compared to March 31, 2003. The majority of this growth has been in real estate secured loans, which present lower overall risk to the Company and, therefore, require a smaller allowance. Expressed as a percentage of average loans, the allowances totaled .81% and .93% as of March 31, 2004 and 2003, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2004.

     The following table presents a summary of the activity in the allowance for credit losses:

                                                  Three Months Ended March 31,
(Dollars in thousands)                                 2004                2003
-------------------------------------------------------------------------------

Allowance balance - beginning of period                $4,060          $  4,117
Charge-offs:
   Commercial and other                                   271                 2
   Real estate                                              0                45
   Consumer                                                14                46
                                                       ------          --------
     Totals                                               285                93
                                                       ------          --------
Recoveries:
   Commercial                                               9                 1
   Real estate                                             19                 7
   Consumer                                                32                24
                                                       ------          --------
     Totals                                                60                32
                                                       ------          --------
Net charge-offs:                                          225                61
Provision for credit losses                               105                90
                                                       ------          --------
Allowance balance - end of period                      $3,940           $ 4,146
                                                       ======          ========

Average loans outstanding during period              $485,430          $447,251
                                                     ========          ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period               .19%              .05%
                                                       ======          ========
Allowance for credit losses at period end as a
   percentage of average loans                           .81%               93%
                                                       ======          ========


Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

                                                 March 31,        December 31,
Nonperforming Assets:                              2004               2003
                                               ------------       ------------
   Nonaccrual loans                                 1,438              1,002
   Other real estate owned                             60                  -
                                                ---------           --------
      Total nonperforming assets                    1,498              1,002
   Past due loans                                   1,047              1,128
                                                ---------           --------
      Total nonperforming and past due loans       $2,545             $2,130
                                                =========           ========

Investment Securities
Investment securities declined $22,858,000 during the first quarter of 2004 when compared to December 31, 2003. The overall yield on investment securities also declined as a result of the reinvestment of the proceeds from maturing and called bonds in securities with much lower yields. The average balance of investment securities was $151,381,000 for the first quarter of 2004, compared to $125,175,000 for the same period in 2003. The tax equivalent yields on investment securities were 3.77% and 4.35% for the three months ended March 31, 2004 and 2003, respectively.

Deposits
Total deposits at March 31, 2004 were $589,182,000, compared to $592,409,000 at December 31, 2003. Certificates of deposit of $100,000 or more increased $17,069,000 during the three-month period ended March 31, 2004 when compared to December 31, 2003. The change was primarily a result of increased balances of a municipal depositor. Other time and savings accounts declined $8,068,000 during the three-month period ended March 31, 2004 when compared to December 31, 2003.

Borrowed Funds
Short-term borrowings at March 31, 2004 and 2003 consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount $5,000,000 at March 31, 2004 and 2003. The advance is due in March 2006 and has a one-time call provision in 2004.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with its correspondent banks. The Banks are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. Management knows of no trends or demands, commitments, events or uncertainties that are likely to materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total stockholders' equity was $85,585,000 at March 31, 2004, a 2.5% increase over December 31, 2003. Accumulated other comprehensive income, which consists solely of net unrealized gains on investment securities available for sale, increased $327,000 during the three-month period ended March 31, 2004, resulting in an accumulated other comprehensive gain of $637,000 at March 31, 2004.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the capital as of March 31, 2004 for the Company with the minimum requirements is presented below.

                                                            Minimum
                                      Actual              Requirements
                                      ------              ------------
   Tier 1 risk-based capital          15.21%                 4.00%
   Total risk-based capital           16.01%                 8.00%
   Leverage ratio                     11.08%                 4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's principal market risk exposure is to interest rates. The Company utilizes a simulation model to quantify the effect that hypothetical plus or minus 200 and 100 basis point changes in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2004, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                             Immediate Change in Rates
                                               +200           +100            -100           -200        Policy
                                           Basis Points   Basis Points    Basis Points   Basis Points     Limit
                                           --------------------------------------------------------------------
% Change in Net Interest Income                15.19%       5.62%           (7.86)%         (15.54)%      + 25%
                                                                                                          -
% Change in Fair Value of  Capital              5.29%       3.36%           (6.33)%         (10.35)%      + 15%
                                                                                                          -

Further information regarding market risk and the Company's objectives and strategies in managing market risk is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management".

Item 4.  Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2004 was carried out under the supervision and with the participation of the Company's management, including the CEO and the PAO. Based on that evaluation, the Company's management, including the CEO and the PAO, has concluded that the Company's disclosure controls and procedures are effective.

During the first quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     10.5 Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

     31.1 Certifications   of  the  CEO   pursuant   to   Section   302  of  the
          Sarbanes-Oxley Act (filed herewith).

     31.2 Certifications   of  the  PAO   pursuant   to   Section   302  of  the
          Sarbanes-Oxley Act (filed herewith).

     32.1 Certifications of the CEO and the PAO pursuant to 18 U.S.C.ss.1350 (furnished herewith)

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

     b)   Reports on Form 8-K.

          On January 15, 2004, the Company filed a Current Report on Form 8-K in which it announced in Item 5 that it had amended its definitive merger agreement with Midstate Bancorp, Inc.

          On February 19, 2004, the Company filed a Current Report on Form 8-K in which it furnished under Item 12 the results of operations for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SHORE BANCSHARES, INC.


Date: May 7, 2004               By: /s/ W. Moorhead Vermilye
                                  --------------------------------------------
                                  W. Moorhead Vermilye
                                  President and Chief Executive Officer


Date: May 7, 2004               By: /s/ Susan E. Leaverton
                                    -----------------------------------------
                                    Susan E. Leaverton, CPA
                                    Treasurer and Principal Accounting Officer

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

31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1           Certifications   of  the  CEO  and   the  PAO   pursuant   to  18
               U.S.C.ss.1350 (furnished herewith)

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