Form 10-K/A
period 2003-12-31
SHORE BANCSHARES INC
filed 2004-06-30
CIK 1035092

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

                                     0-22345
                                     -------
                               Commission File No.

                             SHORE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                              52-1974638
-------------------------------                                -------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

18 East Dover Street, Easton, Maryland                              21601
--------------------------------------                              -----
(Address of Principal Executive Offices)                          (Zip Code)

                                 (410) 822-1400
                                  -------------
               Registrant's Telephone Number, Including Area Code

        Securities Registered pursuant to Section 12(b) of the Act: None.

     Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             --   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                         --   ---

     The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of June 30, 2003 was $153,083,156.

     The number of shares outstanding of the registrant's common stock as of May 31, 2004 was 5,496,634.

                       Documents Incorporated by Reference

     Certain information required by Part III of this annual report is incorporated herein by reference to the definitive Proxy Statement for the 2004 Annual Stockholders' Meeting.

                                Explanatory Note
                                ----------------

     This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include the Company's Risk Factors in Item 1 of Part I, which were inadvertently omitted. Except for the addition of these Risk Factors, all other portions of Item 1 of
Part I remain unchanged. Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                      INDEX
                                      -----

Part I
Item 1.  Business.............................................................2

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....13

SIGNATURES...................................................................16

EXHIBIT LIST.................................................................17

                                     PART I

Item 1.      Business.

General

     The Company was incorporated under the laws of Maryland on March 15, 1996 and is a bank holding company and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of acting as the parent company to two bank subsidiaries, The Centreville National Bank of Maryland ("Centreville National Bank") and The Talbot Bank of Easton, Maryland ("Talbot Bank") (together with Centreville National Bank, the "Banks"), two insurance producers, The Avon-Dixon Agency, LLC and Elliott Wilson Insurance, LLC, one insurance premium finance company, Mubell Finance, LLC (together with The Avon-Dixon Agency, LLC and Elliot Wilson Insurance, LLC, the "Insurance Subsidiaries"), and an investment adviser firm, Wye Financial Services, LLC ("Wye Financial"). The Company also has a non-active subsidiary, Shore Pension Services, LLC.

     On November 12, 2003, the Company announced that it had executed a definitive merger agreement to merge with Midstate Bancorp, Inc., a Delaware bank holding company ("Midstate Bancorp"). If this merger is consummated, the Company will acquire all of the issued and outstanding capital securities of The Felton Bank, a Delaware commercial bank ("Felton Bank"), which will operate in as an independent bank subsidiary. For more information about this transaction, see Item 7 of Part II of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation--Recent Developments".

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

Banking Products and Services

     Centreville National Bank is a national banking association that commenced operations in 1876. Talbot Bank is a Maryland commercial bank and commenced operations in 1885. The Banks operate twelve full service branches and sixteen ATM's, providing a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent, Queen Anne's, Caroline, Talbot and Dorchester counties in Maryland. The Banks' deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

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

Lending Activities

     The Company's lending operations are conducted through the Banks.

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

Seasonality

     Management does not believe that the business activities of the Company are seasonal in nature. Deposits may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on the Company's planning or policy-making strategies.

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

     To compete with other financial services providers, the Company relies principally upon local promotional activities, including advertisements in local newspapers, trade journals and other publications and on the radio, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet its customers' needs. In those instances in which the Company is unable to accommodate a customers' needs, the Company will arrange for those services to be provided by other financial services providers with which it has a relationship. The Company additional relies on referrals from satisfied customers.

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

     The following table sets forth deposit data for Kent, Queen Anne's, Caroline, Talbot and Dorchester Counties as of June 30, 2003, the most recent date for which comparative information is available.

                                                                          % of
Kent County                                        Deposits               Total
-------------------------------------------------------------------------------
                                                (in thousands)
Peoples Bank of Kent County, Maryland                 $142,813           35.61%
The Chestertown Bank of Maryland                       123,972           30.91
Chesapeake Bank and Trust Co.                           55,045           13.72
Farmers Bank of Maryland                                33,927            8.46
The Centreville National Bank                           24,325            6.07
SunTrust Bank                                           20,981            5.23
                                                      --------          -------
           Total                                      $401,063          100.00%
                                                      ========          =======

Source:  FDIC DataBook

                                                                           % of
Queen Anne's County                                Deposits               Total
-------------------------------------------------------------------------------
                                                (in thousands)
The Queenstown Bank of Maryland                       $229,423           40.93%
The Centreville National Bank of Maryland              167,514           29.89
Bank of America, National Association                   50,009            8.92
The Chestertown Bank of Maryland                        41,326            7.37
M&T                                                     34,772            6.20
BankAnnapolis                                           21,397            3.82
Farmers Bank                                            16,065            2.87
                                                      --------          -------
       Total                                          $560,506          100.00%
                                                      ========          =======

Source:  FDIC DataBook

                                                                           % of
Caroline County                                    Deposits               Total
-------------------------------------------------------------------------------
                                                (in thousands)
Provident State Bank of Preston, Maryland             $103,323           32.11%
Peoples Bank of Maryland                                88,954           27.64
Allfirst Bank                                           33,676           10.47
The Centreville National Bank of Maryland               29,822            9.27
Farmers Bank of Maryland                                28,919            8.99
Bank of America, National Association                   15,727            4.89
Atlantic Bank                                           13,786            4.28
Easton Bank & Trust                                      7,571            2.35
                                                      --------          ------
       Total                                          $321,778          100.00%
                                                      ========          =======

Source:  FDIC DataBook

                                                                           % of
Talbot County                                       Deposits              Total
-------------------------------------------------------------------------------
                                                  (in thousands)
The Talbot Bank of Easton, Maryland                   $321,870           41.56%
St. Michaels Bank                                      157,173           20.29
Bank of America, National Association                   79,684           10.29
Easton Bank & Trust                                     74,250            9.59
SunTrust Bank                                           43,834            5.66
Allfirst Bank                                           33,522            4.33
Farmers Bank                                            26,414            3.41
First Mariner Bank                                      19,554            2.52
The Queenstown Bank of Maryland                         14,470            1.87
Chevy Chase Bank                                         3,746            0.48
                                                      --------          -------
       Total                                          $774,517          100.00%
                                                      ========          =======

Source:  FDIC DataBook

                                                                           % of
Dorchester County                                   Deposits              Total
-------------------------------------------------------------------------------
                                                 (in thousands)
The National Bank of Cambridge                        $161,282           33.90%
Bank of the Eastern Shore                              131,370           27.62
Hebron Savings Bank                                     44,254            9.30
Provident State Bank of Preston, Maryland               29,993            6.31
Bank of America, National Association                   28,038            5.89
Atlantic Bank                                           26,687            5.61
M&T                                                     26,234            5.51
SunTrust Bank                                           14,608            3.07
The Talbot Bank of Easton, Maryland                     13,271            2.79
                                                      --------          ------
       Total                                          $475,737          100.00%
                                                      ========          =======

Source:  FDIC DataBook

CAPITAL REQUIREMENTS

     The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well -capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

     As of December 31, 2003, each of the Banks was deemed to be "well capitalized". For more information regarding the capital condition of the Company, see Note 17 to the Notes to Consolidated Financial Statements contained elsewhere in this Report.

SUPERVISION AND REGULATION

     The following is a summary of the material regulations and policies applicable to the Company and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Company.

General

     The Company is a bank holding company and a financial holding company registered with the Board of Governors of the Board of Governors of the Federal Reserve System (the "FRB") under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

     Talbot Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Centreville National Bank is a national banking association subject to federal banking laws and regulations enforced and/or promulgated by the Office of the Comptroller of the Currency (the "OCC"), which is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the association has assets of $250 million or less and meets certain other conditions). The deposits of the Banks are insured by the FDIC, and certain laws and regulations administered by the FDIC also govern their operations. The Banks are also subject to numerous state and federal statutes and regulations that affect the business of banking.

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

Regulation of Financial Holding Companies

     In November 1999, the federal Gramm-Leach-Bliley Act (the "GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the BHC Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits Maryland State chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of the Bank.

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

     The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions, the federal banking regulators evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, each of the Banks has a CRA rating of "Satisfactory."

Deposit Insurance

     As FDIC member institutions, the Banks' deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $33.2 million of the Centreville National Bank's deposits are insured through the Savings Association Insurance Fund ("SAIF"), also administered by the FDIC, which are determined quarterly. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 included provisions that, among other things, recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

USA PATRIOT Act

     Congress adopted the USA PATRIOT Act (the "Patriot Act") on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government's efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

AVAILABLE INFORMATION

     The Company maintains an Internet site at www.shbi.net on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC's web site at www.sec.gov.

RISK FACTORS

     The following factors may impact the Company's business and should be considered carefully in evaluating an investment in shares of the Company's common stock:

The Company's Future Depends on the Successful Growth of its Subsidiaries

     The Company's primary business activity for the foreseeable future will be to act as the holding company of Talbot Bank, Centreville National Bank, and its other subsidiaries. Therefore, the Company's future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Company's growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

     A Majority of the Company's Business is Concentrated in Maryland; A Significant Amount of the Company's Business is Concentrated in Real Estate Lending

     A majority of the Company's customers, including most of the loan customers of the Banks, are Maryland residents. Therefore, a decline in local economic conditions may have a greater effect on the Company's earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, the Banks make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. Additionally, the market values of the real estate securing these loans may deteriorate, and the Company may lose money if a borrower fails to repay a real estate loan.

The Banks May Experience Loan Losses in Excess of Their Allowances

     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management bases the allowance for loan losses upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Company or the Banks to increase their respective allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses of one of the Banks would result in a decrease in that bank's net income and capital, and could have a material adverse effect on the Company.

Interest Rates and Other Economic Conditions Will Impact Results of Operation

     Results of operations for financial institutions, including the Company and its subsidiaries, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The Company's profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of such changes.

The Company's Ability to Pay Dividends is Limited

     Holders of shares of the Company's common stock are entitled to dividends if, when, and as declared by the Company's Board of Directors out of funds legally available for that purpose. The Company's current ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from the Banks. Both federal and state laws impose restrictions on the ability of the Banks to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. National banking associations are generally limited, subject to certain exceptions, to paying dividends out of undivided profits. Because of these limitations, there can be no guarantee that the Company will declare dividends in any fiscal quarter.

The Market Value of the Company's Investments Could Decline

     As of December 31, 2003, the Company had classified 90% of its investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115") relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in stockholders' equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

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

The Banking Industry is Heavily Regulated; Significant Regulatory Changes Could Adversely Affect the Company's Operations

     The Company's operations and those of its subsidiaries are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the FRB; Talbot Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC; and Centreville National Bank is subject to supervision and periodic examination by the OCC and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Company's bank subsidiaries are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that those banks are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Company's future business and earnings prospects, as well as those of its bank subsidiaries. Management also cannot predict the nature or the extent of the effect on the Company's business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect the Company's ability to operate profitably.

The Company Operates in a Competitive Market

     The Company and its subsidiaries operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in the Company's market areas. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those offered by the Company and its subsidiaries. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Finally, the Company's growth and profitability will depend upon its ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company May be Subject to Claims

     The Company may from time to time be subject to claims from its customers for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, their failure, or the failure of their subsidiaries, to comply with applicable laws and regulations, or many other reasons. Also, the employees of the Company and/or its subsidiaries may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate the Company or its subsidiaries from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Company's profitability and hurt its financial condition.

The Shares of the Company's Stock are Not Heavily Traded

     The shares of the Company's common stock are listed on the Nasdaq Small Cap Market and are not heavily traded. Stock that is not heavily traded can be more volatile than stock trading in an active public market. Factors such as the Company's financial results, the introduction of new products and services by the Company or its competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the Company's common stock. Management cannot predict the extent to which an active public market for the Company's common stock will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, the Company's stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Shares of the Company's Common Stock are Not Insured

     Investments in the shares of the Company's common stock are not deposits and are not insured against loss by the government.

The Company May be Adversely Affected by Recent Legislation

     GLBA was signed into law on November 12, 1999. Among other things, this law repeals restrictions on banks affiliating with securities firms. It also permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. GLBA may have the result of increasing the competition that the Company faces from larger banks and other companies. It is not possible to predict the full effect that GLBA will have on the Company. In addition, recent changes in other federal banking laws facilitate interstate branching and merger activity among banks. Such changes may result in an even greater degree of competition in the banking industry, and the Company may be brought into competition with institutions with which it does not presently compete. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on the Company's business and prospects. The Company's future profitability may be adversely affected by increased competition resulting from this legislation.

The Company May Not be Able to Keep Pace with Developments in Technology

     The Company and its subsidiaries use various technologies in their respective businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. The Company's ability to compete successfully with other banks and non-bank entities may depend on whether it can exploit technological changes. The Company may not be able to exploit technological changes, and any investment it does make may not make it more profitable.

The Company's Articles of Incorporation and Bylaws and Maryland Law May Discourage a Corporate Takeover

     The Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of the Board into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Company. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by the board of directors, but pursuant to which stockholders might receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of the board of directors and of management more difficult and, therefore, may serve to perpetuate current management. As a result of the foregoing, such provisions could potentially adversely affect the market price of the Company's common stock.

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1),(2)  Financial Statements*

           Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 2003 and 2002

         Consolidated Statements of Income -- Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2003, 2002 and 2001

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

                  21       Subsidiaries of Shore Bancshares, Inc.*

                  23       Consent of Stegman & Company.*

                  31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

                  31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

                  32.1     Certifications    of   the   CEO   pursuant   to   18
                           U.S.C.ss.1350 (furnished herewith).

                  32.2     Certifications    of   the   PAO   pursuant   to   18
                           U.S.C.ss.1350 (furnished herewith).

                  99.1 1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company's definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

                  99.2 1998 Stock Option Plan (incorporated by reference from the Shore Bancshares, Inc. Registration Statement on Form S-8 filed with the Commission on September 25, 1998 (Registration No. 333-64319)).

                  99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company's Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

-----------------------------------------------
* Previously filed with the Form 10-K to which this Amendment No. 1 on Form 10-K/A relates.

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

                                       Shore Bancshares, Inc.

Date:    June 30, 2004                By: /s/ W. Moorhead Vermilye
                                          -------------------------------------
                                          W. Moorhead Vermilye
                                          President and CEO

                                  EXHIBIT LIST


Exhibit No.        Description
-----------        -----------

Exhibit 3.1        Amended    and     Restated    Articles   of   Incorporation
                   (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 14, 2000).

Exhibit 3.2        Amended and Restated  By-Laws  (incorporated  by reference to
                   Exhibit 3.2 of the  Company's  Form 8-K filed on December 14,
                   2000).

Exhibit 10.1 Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company's Form 8-K filed on July 31, 2000).

Exhibit 10.2       Form  of   Employment   Agreement   with   Daniel  T.  Cannon
                   (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company's Form 8-K filed on July 31, 2000).

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

Exhibit 21         Subsidiaries of the Company.*

Exhibit 23         Consent of Stegman & Company.*

Exhibit 31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 32.1       Certification   of  the  CEO  pursuant  to  18  U.S.C.ss.1350
                   (furnished herewith).

Exhibit 32.2       Certification   of  the  PAO  pursuant  to  18  U.S.C.ss.1350
                   (furnished herewith).

Exhibit 99.1 1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company's definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

Exhibit 99.2 1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company's Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

Exhibit 99.3 Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company's
                   Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

-------------------------------------
* Previously filed with the Form 10-K to which this Amendment No. 1 on Form 10-K/A relates.