Form 10-Q
period 2004-06-30
SHORE BANCSHARES INC
filed 2004-08-09
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

                                       N/A
                                       ---
               Former name, former address and former fiscal year,
                         if changed since last report.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 30, 2004, registrant had 5,512,828 issued and outstanding shares of common stock.

                                      INDEX




Part I -- Financial Information

Item 1.  Financial Statements                                               Page

  Condensed Consolidated Balance Sheets -
      June 30, 2004 (unaudited) and December 31, 2003                          3

  Condensed Consolidated Statements of Income -
      For the three and six months ended June 30, 2004 and 2003 (unaudited)    4

  Condensed Consolidated Statements of Changes in Stockholders' Equity -
      For the six months ended June 30, 2004 and 2003 (unaudited)              5

  Condensed Consolidated Statements of Cash Flows -
      For the six months ended June 30, 2004 and 2003 (unaudited)              6

  Notes to Condensed Consolidated Financial Statements (unaudited)          7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                11-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

Item 4.  Controls and Procedures                                           18-19

Part II -- Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

                                     Part I
Item 1.  Financial Statements
                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    June 30,      December 31,
ASSETS:                                                                               2004             2003
-------                                                                         ---------------  -----------------
                                                                                  (unaudited)

Cash and due from banks                                                              $ 22,779          $   19,391
Interest bearing deposits with other banks                                              5,977               9,897
Federal funds sold                                                                     32,429              17,443
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $15,229,
   $15,585, respectively)                                                              15,351              15,313
   Available for sale, at fair value                                                  122,389             144,368
Loans, less allowance for credit losses ($4,331,
   $4,060, respectively)                                                              547,165             470,895
Insurance premiums receivable                                                             642                 845
Premise and equipment, net                                                             12,430              11,302
Accrued interest receivable on loans and investment securities                          3,042               3,042
Investment in unconsolidated subsidiary                                                   843               1,203
Goodwill                                                                                8,214               5,990
Other intangible assets                                                                 2,411               1,581
Other assets                                                                            6,304               4,109
                                                                                     --------            --------

   TOTAL ASSETS                                                                      $779,976            $705,379
                                                                                     ========            ========

LIABILITIES:
Deposits:
   Noninterest bearing demand                                                        $ 94,937            $ 91,669
   NOW and Super NOW                                                                  113,565             103,415
   Certificates of deposit $100,000 or more                                            90,295              71,385
   Other time and savings                                                             354,497             325,940
                                                                                     --------            --------
       Total Deposits                                                                 653,294             592,409

Short term borrowings                                                                  28,726              20,957
Long term debt                                                                          5,000               5,000
Other liabilities                                                                       4,098               3,486
                                                                                     --------            --------
   TOTAL LIABILITIES                                                                  691,118             621,852
                                                                                     --------            --------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares; issued and outstanding:
     June 30, 2004           5,512,309
     December 31, 2003       5,400,793                                                    55                   54
Additional paid in capital                                                            27,950               24,231
Retained earnings                                                                     62,084               58,932
Accumulated other comprehensive income (loss)                                         (1,231)                 310
                                                                                     --------            --------
   TOTAL STOCKHOLDERS' EQUITY                                                         88,858               83,527
                                                                                     --------            --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $779,976             $705,379
                                                                                    ========             ========
See accompanying notes to Condensed Consolidated Financial Statements.


                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three months ended June 30,          Six months ended June 30,
                                                                2004           2003                  2004           2003
                                                                ----           ----                  ----           ----
  INTEREST INCOME
    Loans, including fees                                        $8,013         $7,362             $15,162        $14,591
    Interest and dividends on investment securities:
       Taxable                                                    1,099          1,015               2,292          2,147
       Tax-exempt                                                   150            142                 304            289
    Other interest income                                            83            123                 137            242
                                                                 ------         ------              ------         ------

         Total interest income                                    9,345          8,642              17,895         17,269
                                                                 ------         ------              ------         ------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                    584            627               1,141          1,318
       Other deposits                                             1,569          1,787               3,040          3,643
       Other interest                                               105           114                  205            223
                                                                 ------         ------              ------         ------

         Total interest expense                                   2,258          2,528               4,386          5,184
                                                                 ------         ------              ------         ------

  NET INTEREST INCOME                                             7,087          6,114              13,509         12,085
  PROVISION FOR CREDIT LOSSES                                       100             70                 205            160
                                                                 ------         ------              ------         ------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                 6,987          6,044              13,304         11,925
                                                                 ------         ------              ------         ------

NONINTEREST INCOME
    Service charges on deposit accounts                             658            495               1,153            955
    Gain (loss) on sale of securities                               (2)             81                  14            358
    Insurance agency commissions                                  1,499          1,520               3,408          3,329
    Other noninterest income                                        497            388                 955            781
                                                                 ------         ------              ------         ------

         Total noninterest income                                 2,652          2,484               5,530          5,423
                                                                 ------         ------              ------         ------

NONINTEREST EXPENSE
    Salaries and employee benefits                                3,530          3,025               6,648          6,074
    Expenses of premises and equipment                              574            482               1,163            975
    Other noninterest expense                                     1,482          1,227               2,988          2,506
                                                                 ------         ------              ------         ------

    Total noninterest expense                                     5,586          4,734              10,799          9,555
                                                                 ------         ------              ------         ------


  INCOME BEFORE TAXES ON INCOME                                   4,053          3,794               8,035          7,793
  Federal and State income taxes                                  1,453          1,338               2,919          2,816
                                                                 ------         ------              ------         ------

  NET INCOME                                                     $2,600         $2,456              $5,116         $4,977
                                                                 ======         ======              ======         ======

    Basic earnings per common share                                $.47           $.46                $.94           $.93
    Diluted earnings per common share                              $.47           $.45                $.93           $.91
    Dividends declared per common share                            $.18           $.17                $.36           $.32

  See accompanying notes to Condensed Consolidated Financial Statements.

                             SHORE BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)


                                                                                                      Accumulated
                                                                     Additional                          other            Total
                                                         Common       Paid in       Retained          Comprehensive   Stockholders'
                                                          Stock       Capital       Earnings          Income(loss)       Equity
                                                          -----       -------       --------          ------------       ------


Balances, January 1, 2004                                 $ 54       $ 24,231        $ 58,932              $310            $83,527

Comprehensive income:
   Net income                                                -              -           5,116                 -              5,116

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -           (1,541)            (1,541)
                                                                                                                          --------

     Total comprehensive income                                                                                              3,575
                                                                                                                          --------

Shares issued                                                1          3,719               -                 -              3,720

Cash dividends paid $0.36 per share                          -              -         (1,964)                 -            (1,964)
                                                    ----------       --------        --------        ----------           --------

   Balances, June 30, 2004                                $ 55       $ 27,950        $ 62,084         $ (1,231)           $ 88,858
                                                    ==========       ========        ========        ==========           ========



Balances, January 1, 2003                                 $ 54       $ 23,837        $ 52,985            $1,152            $78,028

Comprehensive income:
   Net income                                                -              -           4,977                 -              4,977

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -             (614)              (614)
                                                                                                                          --------

     Total comprehensive income                                                                                              4,363
                                                                                                                          --------

Shares issued                                                -             71               -                 -                 71

Cash dividends paid $0.32 per share                          -              -         (1,720)                 -            (1,720)
                                                    ----------       --------        --------           -------           --------

   Balances, June 30, 2003                                $ 54       $ 23,908        $ 56,242            $  538           $ 80,742
                                                    ==========       ========        ========           =======           ========


See accompanying Notes to Condensed Consolidated Financial Statements

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                          For the Six Months Ended June 30,
                                                                                        2004                     2003
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $  5,116               $   4,977
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         717                     772
     Discount accretion on debt securities                                                 (51)                    (21)
     Provision for credit losses, net                                                     (119)                     62
     Gain on sale of securities                                                            (14)                   (358)
     Loss on other real estate owned                                                         -                       8
     Equity in earnings of unconsolidated subsidiary                                       (20)                      -
     Net changes in:
       Insurance premiums receivable                                                       202                    (418)
       Accrued interest receivable                                                         232                     149
       Other assets                                                                       (689)                 (1,026)
       Accrued interest payable on deposits                                                 25                    (163)
       Accrued expenses                                                                    274                     (99)
                                                                                     ---------                ---------
       Net cash provided by operating activities                                         5,673                   3,883
                                                                                     ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                 39,360                  58,192
   Proceeds from sale of investment securities available for sale                        7,867                   4,685
   Purchase of securities available for sale                                           (17,682)                (57,318)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                    1,287                   1,145
   Purchase of securities held to maturity                                              (1,340)                 (2,875)
   Net increase in loans                                                               (38,303)                (17,226)
   Proceeds from sale of loans                                                               -                     621
   Purchase of premises and equipment                                                     (697)                   (455)
   Purchase of other real estate owned                                                     (60)                      -
   Proceeds from sale of other real estate owned                                             -                      37
   Proceeds from sale of investment in unconsolidated subsidiary                           380                       -
   Acquisition, net of stock issued                                                       (235)                      -
                                                                                     ----------              ---------
       Net cash used in investing activities                                            (9,423)                (13,194)
                                                                                     ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                      872                  23,574
   Net increase (decrease) in certificates of deposit                                   11,017                 (9,783)
   Net increase in securities sold under agreement to repurchase                         7,768                   2,800
   Proceeds from issuance of common stock                                                  511                      71
   Dividends paid                                                                      (1,964)                 (1,720)
                                                                                     ----------              ---------
       Net cash provided by financing activities                                        18,204                  14,942
                                                                                     ----------              ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               14,454                   5,631
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        46,731                  69,468
                                                                                     ----------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 61,185               $  75,099
                                                                                     ==========              =========
See accompanying notes to Condensed Consolidated Financial Statements

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the "Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month period ended June 30, 2004 and 2003, have been included. The amounts as of December 31, 2003 were derived from audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the
     full year.  The  consolidated  financial  statements  and  related   notes
     contained herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,451,928 shares for 2004 and 5,373,484 shares for 2003. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the six months ended June 30, 2004, and 2003 were 5,497,949 and 5,463,656, respectively. As of June 30, 2004, there were 4,000 shares excluded from the diluted net income per share computation because the exercise price of related options exceeded the average market price of those shares and, therefore, their effect would be anti-dilutive. No shares were excluded from the diluted net income per share computation as of June 30, 2003.

3) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan", a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:


                                                                                          June 30,           December 31,
                                                                                            2004                 2003
                                                                                        ---------------------------------
Impaired loans with valuation allowance                                                    $  529                $  729
Impaired loans with no valuation allowance                                                    740                   273
                                                                                           ------                ------
     Total impaired loans                                                                  $1,269                $1,002
                                                                                           ======                ======

Allowance for credit losses applicable to impaired loans                                   $  318                $  349
Allowance for credit losses applicable to other than impaired loans                         4,013                 3,711
                                                                                           ------                ------
     Total allowance for credit losses                                                     $4,331                $4,060
                                                                                           ======                ======

Interest income on impaired loans recorded on the cash basis                               $    7                $   26
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

4) In the normal course of business, to meet the financial needs of its customers, the Company's bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2004, total commitments to extend credit were approximately $110,036,000. Outstanding letters of credit were approximately $5,779,000 at June 30, 2004.

5) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the three-month periods ended June 30, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows:

                                                        Six-month period
                                                         ended June 30,
                                                  2004                   2003
                                                  ----                   ----
Net income:
   As reported                                   $ 5,116               $  4,977
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects             (11)                   (63)
                                                ---------              --------
Pro forma net income                             $ 5,105               $  4,914
                                                =========              ========

Basic net income per share:
   As reported                                     $0.94               $   0.93
   Pro forma                                        0.94                   0.91

Diluted earnings per share
   As reported                                      0.93               $   0.91
   Pro forma                                        0.93                   0.90


                                                      Three-month period
                                                         ended June 30,
                                                  2004                   2003
                                                  ----                   ----
Net income:
   As reported                                     2,600               $  2,456
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects              (5)                   (33)
                                                ---------              --------
Pro forma net income                              $2,595               $  2,423
                                                =========              ========

Basic net income per share:
   As reported                                     $0.47               $   0.46
   Pro forma                                        0.47                   0.45

Diluted earnings per share
   As reported                                      0.47               $   0.45
   Pro forma                                        0.47                   0.44


The pro forma amounts are not representative of the effects on reported net income for future periods.


6) The Company operates two primary businesses: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through the Company's 14-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

     Through the Insurance Products and Services buisness, the Company provides a full range of insurance products and services to businesses and consumers in the Company's market areas. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business for the six months ended June 30, is included in the following table:


                                               Community      Insurance products       Parent          Intersegment    Consolidated
(In thousands)                                  banking          and services        Company(a)        Transactions      Total
-----------------------------------------------------------------------------------------------------------------------------------
2004

   Net Interest income                         $  13,508         $      -              $     1        $     -        $  13,509
   Provision for credit losses                       205                -                    -              -              205
                                               -------------------------------------------------------------------------------------
   Net interest income after provision            13,303                -                    1              -           13,304

   Noninterest income                              1,956            3,537                1,132         (1,095)           5,530
   Noninterest expense                             8,011            2,766                1,117         (1,095)          10,799
                                               -------------------------------------------------------------------------------------
   Income before taxes                             7,248              771                   16              -            8,035
   Income tax expense                              2,608              305                    6              -            2,919
                                               -------------------------------------------------------------------------------------
   Net income                                   $  4,640         $    466              $    10        $     -           $5,116
                                               -------------------------------------------------------------------------------------

   Intersegment revenue(expense)                $   (978)        $   (102)             $ 1,080        $     -        $       -
   Average assets                               $755,625         $  6,830              $ 3,289        $     -        $ 765,744

2003
   Net Interest income                          $ 12,087         $    (14)             $    12        $     -        $  12,085
   Provision for credit losses                       160                -                    -              -              160
                                               -------------------------------------------------------------------------------------
   Net interest income after provision            11,927              (14)                  12              -           11,925

   Noninterest income                              1,966            3,377                  736           (656)           5,423
   Noninterest expense                             7,021            2,540                  650           (656)           9,555
                                               -------------------------------------------------------------------------------------
   Income before taxes                             6,872              823                   98              -            7,793
   Income tax expense                              2,452              325                   39              -            2,816
                                               -------------------------------------------------------------------------------------
   Net income                                    $ 4,420         $    498                   59        $     -        $   4,977
                                               -------------------------------------------------------------------------------------

   Intersegment revenue(expense)                $   (642)        $    (14)             $   656        $     -        $       -
   Average assets                               $647,825         $  6,387              $   539        $     -        $ 654,751


(a) Amount included in Parent Company in 2004 relate to services provided to subsidiaries by the holding company and rental income.


7) On April 1, 2004, the Company completed its merger with Midstate Bancorp, Inc., a Delaware bank holding company ("Midstate Bancorp"). Pursuant to the merger agreement, each share of common stock of Midstate Bancorp was converted into the right to receive (i) $31.00 in cash, plus (ii) 0.8732 shares of the common stock of the Corporation, with cash being paid in lieu of fractional shares at the rate of $33.83 per share. The Company paid $2,953,710 in cash and issued 82,786 shares of common stock to stockholders of Midstate Bancorp in connection with the merger. The Company recorded approximately $2,224,000 of goodwill and $968,000 of other intangible assets as a result of the acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and realted notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003. Unless the context clearly suggests otherwise, references to the Company in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland, The Centreville National Bank of Maryland located in Centreville, Maryland and The Felton Bank, located in Felton, Delaware, (collectively, the "Banks"). The Banks operate 14 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties in Maryland and Kent and Sussex Counties in Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the "Insurance Agency") and investment advisory services through Wye Financial Services, LLC, all of which are wholly owned subsidiaries of the Company. The shares of the Company's common stock are listed on the Nasdaq SmallCap Market under the symbol "SHBI".

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in Item 1 of Part I of the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003, under the heading "Risk Factors". Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Critical Accounting Policies
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning of income, recognizing an expense, recovering an asset or relieving a liability.

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

Three basic components comprise the Company's allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower's overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific allowance is established based on the Company's assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the quarter ended June 30, 2004 was $2,600,000 or diluted earnings per share of $.47, compared to $2,456,000 or diluted earnings per share of $.45 for the second quarter of 2003. Net income for the six months ended June 30, 2004 was $5,116,000, compared to $4,977,000 for the same period in 2003. On a per share basis, diluted earnings for the six months ended June 30, 2004 were $ .93, compared to $ .91 for the same period last year. Return on average assets was 1.34% for the first six months of 2004, compared to 1.52% for the same period in 2003. Return on average stockholders' equity was 11.29% and 12.46% for the six months ended June 30, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the quarter ended June 30, 2004 increased 15.9% totaling $7,087,000, compared to $6,114,000 for the same period last year. Of the $973,000 increase, $609,000 is attributable to the net interest income of The Felton Bank, which was acquired on April 1, 2004. The balance of the increase relates to an overall decline in the cost of deposits. Net interest income for the six months ended June 30, 2004 increased 11.8% totaling $13,509,000, or $1,424,000 over the same period last year. The acquisition of The Felton Bank coupled with a reduction in overall interest expense were the reasons for the increases.

The Company's net interest margin was 3.83% for the six months ended June 30, 2004, which is 16 basis points lower than one year ago. The Company continued to increase its volume of earning assets, which averaged $715,285,000 for the six months ended June 30, 2004, as compared to $615,425,000 at June 30, 2003. Approximately 52% of the growth is attributable to the acquisition of The Felton Bank, while the balance was as a result of loan growth during the period. Average loans increased $82,467,000 totaling $533,997,000 for the six-month period ended June 30, 2004. The yield on earning assets declined 63 basis points to 5.05% for the six-month period ended June 30, 2004, when compared to the same period in 2003.

The overall yield on loans for the six months ended June 30, 2004 was 5.68%, compared to 6.48% for the corresponding period in 2003. The yield on investment securities declined to 3.63% for the first six months of 2004 from 4.22% for the same period of 2003, and the average balance of investment securities increased $28,567,000 to $151,556,000 for the six months ended June 30, 2004 when compared to June 30, 2003.

Total interest expense for the three and six months ended June 30, 2004 was $2,258,000 and $4,386,000, respectively. Interest expense attributable to the acquisition of The Felton Bank totaled $175,000 for the three- and six-month periods ended June 30, 2004. Compared to the same periods in 2003, the Company recognized a decrease in total interest expense of $270,000 and $798,000 or 10.7% and 15.4%, respectively. Lower rates paid for certificates of deposit were the primary cause for the overall decline in interest expense for the three- and six-month periods ended June 30, 2004. The average balance of all categories of deposits increased during the six-month period ended June 30, 2004, approximately half of which was attributable to the acquisition of The Felton Bank. The average balance of interest bearing demand deposits increased $9,237,000, while the average rate paid for those deposits declined 28 basis points for the six months ended June 30, 2004 compared to the same period in 2003. The average balance of certificates of deposits increased $12,912,000, while the average rate paid for certificates of deposit decreased 66 basis points to 2.64% for the six months ended June 30, 2004 when compared to the same period last year. See the Analysis of Interest Rates and Interest Differentials below for further details.

Loans comprised 74.7% and 73.4% of total average earning assets at June 30, 2004 and 2003, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first six months of the year.

                                                             June 30, 2004                              June 30, 2003
                                                             -------------                              -------------
                                                       Average    Income      Yield             Average      Income      Yield
(Dollars in thousands)                                 Balance    Expense     Rate              Balance      Expense     Rate
-------------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $151,556    $ 2,752       3.63%            $122,989     $ 2,596      4.22%
   Loans                                              533,997     15,178       5.68%             451,530      14,629      6.48%
   Interest bearing deposits                            7,589         34        .90%              18,574         106      1.15%
   Federal funds sold                                  22,143        103        .93%              22,332         134      1.20%
                                                    ---------   --------      ------           ---------     -------     ------
   Total earning assets                               715,285     18,067       5.05%             615,425      17,465      5.68%
Noninterest earning assets                             50,459                                     39,326
                                                    ---------                                  ---------
Total Assets                                          765,744                                    654,751
                                                    =========                                  =========

Interest bearing liabilities
   Interest bearing deposits                          550,606      4,181       1.52%             475,468       4,961      2.09%
   Short term borrowing                                24,187         80        .66%              22,222          98       .89%
   Long term debt                                       5,000        125       5.03%               5,000         125      5.00%
                                                    ---------   --------      ------           ---------     -------     ------
   Total interest bearing liabilities                 579,793      4,386       1.51%             502,690       5,184      2.06%
Noninterest bearing liabilities                        95,288                                     72,199
Stockholders' equity                                   90,663                                     79,862
                                                    ---------                                  ---------
Total liabilities and stockholders' equity           $765,744                                   $654,751
                                                    =========                                  =========
Net interest spread                                              $13,681       3.54%                         $12,281      3.62%
                                                                ========                                     =======
Net interest margin                                                            3.83%                                      3.99%



(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Excluding gains and losses on sales of securities for the three- and six-month periods ended June 30, 2004, noninterest income increased $251,000 and $451,000, respectively, when compared to the same periods last year. Approximately $71,000 of the increases for these periods relates to noninterest income of The Felton Bank, of which approximately $47,000 relates to service charges on deposit accounts. Excluding amounts attributable to the acquisition of The Felton Bank, $116,000 and $151,000 of the increases for the three- and six-month periods ended June 30, 2004, respectively, are attributable to service charges related to new deposit products and certain fee increases implemented during the first quarter of 2004. Other fees and services offered by the Company increased $109,000 and $174,000 for the three and six month periods, respectively, when compared to the same periods in 2003.

Noninterest Expense
Total noninterest expense increased $852,000 and $1,244,000 for the three- and six-month periods ended June 30, 2004, respectively, from the comparable periods in 2003. Expenses realted to the operation of The Felton Bank represented $462,000 of the increase. For the quarter ended June 30, 2004, an additional $256,000 in salaries and benefits expense, $36,000 in occupancy expense related to certain new facilities owned by the Company, and $98,000 in other noninterest expense were recognized over the amounts for the same period in 2003. For the six months ended June 30, 2004, salaries and benefits expense increased $325,000, occupancy expense increased $132,000, and other noninterest expense increased $325,000 when compared to the same period in 2003. These increases are due to overall growth of the Company.

Income Taxes

The effective tax rate for the three- and six-month periods ended June 30, 2004 were 35.8% and 36.3%, respectively, compared to 35.3% and 36.1% for the same periods last year. To the Company's knowledge, no changes have occurred in applicable tax laws or to the Company's tax structure that are likely to have a significant impact on the effective tax rate.

FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $551,496,000 at June 30, 2004, an increase of $76,541,000 or 16.1% since December 31, 2003. Approximately $42,516,000 of this increase is attributable to the acquisition of The Felton Bank, with the remaining growth concentrated in real estate lending. Average loans, net of unearned income, increased $82,467,000 or 18.3% for the six months ended June 30, 2004 totaling $533,997,000, compared to an increase of $39,500,000 or 9.6% for the same period last year, with a total of $451,530,000 at June 30, 2003.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on, among other things, a risk rating system of individual loans, a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, and consideration of general economic conditions, growth of the loan portfolio, problem loans, current trends in delinquencies and nonperforming assets, past credit loss experience, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three- and six-month periods ended June 30, 2004 was $100,000 and $205,000, respectively, compared to $70,000 and
$160,000 for the same periods in 2003. Despite an increase in nonaccrual loans the specific allowance associated with those loans has declined, based on management's evaluation of the borrower's ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management's assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. The Company continues to maintain strong underwriting guidelines, believes that the local economy remains stable, and believes that the strong local real estate economy to date has increased collateral values. Management believes that each of these factors has had a positive effect on the quality of the Company's loan portfolio.

The Company's historical charge-off ratios are much lower than those of similarly-sized institutions according to the most recent (March 31, 2004) FDIC quarterly banking profile. During 2004, however, charge-offs have increased. Net charge-offs were $360,000 for the six-month period ended June 30, 2004, compared to $98,000 for the same period last year. Nonaccrual loans increased $267,000 totaling $1,269,000 at June 30, 2004 when compared to December 31, 2003. Loans past due 90 days and still accruing decreased $331,000 since December 31, 2003 totaling $797,000 at June 30, 2004. The Company's ratio of nonperforming assets, including other real estate owned remains low.

The allowance for credit losses as a percentage of average loans declined from ..93% as of June 30, 2003 to .81% as of June 30, 2004. The decline is primarily the result of growth in loans secured by real estate, which Management believes present less risk of loss to the Company than other types of loans. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at June 30, 2004.

     The following table presents a summary of the activity in the allowance for credit losses:
                                                     Six months ended June 30,
(Dollars in thousands)                                    2004           2003
-----------------------------------------------------------------------------

Allowance balance - beginning of year                   $  4,060     $  4,117
Charge-offs:
   Commercial and other                                      404           84
   Real estate                                                 -            2
   Consumer                                                   52           70
                                                        --------     --------
     Totals                                                  456          156
                                                        --------     --------
Recoveries:
   Commercial                                                 37           16
   Real estate                                                19            3
   Consumer                                                   40           39
                                                        --------     --------
     Totals                                                   96          58
                                                        --------     --------
Net charge-offs:                                            360            98
Allowance of acquired institution                            426            -
Provision for credit losses                                  205          160
                                                        --------     --------
Allowance balance-ending                                  $4,331     $  4,179
                                                        ========     ========

Average loans outstanding during period                 $533,997     $451,530
                                                        ========    =========

Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                  .13%         .04%
                                                           =====        =====
Allowance for credit losses at period end as a
   percentage of average loans                              .81%         .93%
                                                           =====        =====

Because the Company's loans are predominately secured by real estate, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):
                                                 June 30,         December 31,
Nonperforming Assets:                               2004              2003
                                                -----------      -------------
   Nonaccrual loans                                 1,269            1,002
   Other real estate owned                             60                -
                                                 --------          -------
                                                    1,329            1,002
   Past due loans still accruing                      797            1,128
                                                 --------          -------
   Total nonperforming and past due loans         $ 2,126           $2,130
                                                 ========          =======

Investment Securities
Investment securities declined $21,941,000 during the six-month period ended June 30, 2004 when compared to December 31, 2003. The yields on bonds purchased during 2004 are much lower than the yields on similar bonds which matured or were called during the first six months of the year. The average balance of investment securities was $151,556,000 for the six months ended June 30, 2004, compared to $122,989,000 for the same period in 2003. The tax equivalent yields on investment securities were 3.63% and 4.22% for the six-month periods ended June 30, 2004 and 2003, respectively.

Deposits
Total deposits at June 30, 2004 were $653,294,000, compared to $592,409,000 at December 31, 2003. Since December 31, 2003, certificates of deposit of $100,000 or more increased $18,910,000 and other certificates of deposit increased $13,587,000, with $5,137,000 and $18,672,000 of those respective increases being attributable to the acquisition of The Felton Bank.

Borrowed Funds
Short term borrowings at June 30, 2004 and 2003 consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at June 30, 2004 and 2003. The advance is due in March 2006 and has a one-time call provision in 2004.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. Management knows of no trends or demands, commitments, events or uncertainties that are likely to materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total stockholders' equity was $88.9 million at June 30, 2004, a 6.4% increase since December 31, 2003. Accumulated other comprehensive income, which consists solely of net unrealized losses on investment securities available for sale, decreased $1,541,000 during this period, resulting in accumulated other comprehensive loss of $1,231,000 at June 30, 2004 when compared to December 31, 2003.

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

A comparison of the capital as of June 30, 2004 for the Company with the minimum requirements is presented below:

                                                               Minimum
                                       Actual               Requirements
                                       ------               ------------
   Tier 1 risk-based capital           13.99%                  4.00%
   Total risk-based capital            14.78%                  8.00%
   Leverage ratio                      10.46%                  3.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's principal market risk exposure is to fluctuating interest rates. The Company utilizes a simulation model to quantify the effect that hypothetical plus or minus 200 and 100 basis point changes in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2004, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                             Immediate Change in Rates
                                               +200           +100            -100           -200        Policy
                                           Basis Points   Basis Points    Basis Points   Basis Points     Limit
                                           --------------------------------------------------------------------

% Change in Net Interest Income                 8.44%          5.61%          (7.35)%       (16.02)%      + 25%
                                                                                                          -
% Change in Fair Value of  Capital              2.46%          1.88%          (4.01)%        (8.74)%      + 15%
                                                                                                          -


Further information regarding market risk and the Company's objectives and strategies in managing market risk is set forth in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management".


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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2004 was carried out under the supervision and with the participation of the Company's management, including the CEO and the PAO. Based on that evaluation, the Company's management, including the CEO and the PAO, has concluded that the Company's disclosure controls and procedures are effective.

During the second quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     Part II

Item 4.  Submission of Matters to Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on April 28, 2004, the stockholders elected four individuals to serve as Directors until the 2007 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. The Company submitted the matter to a vote through solicitation of proxies. The results of the vote is as follows:


Class III Nominees (Term expires 2007)       For          Withheld       Abstain    Broker Non-Votes
                                             ---          --------       -------    ----------------

         Daniel T. Cannon                 3,835,198        6,510            0               0
         Richard C. Granville             3,681,381      160,327            0               0
         Kevin  P. LaTulip                3,831,386       10,322            0               0
         Christopher F. Spurry            3,835,322        6,386            0               0

Item 5.  Other Information

On April 1, 2004, The Avon-Dixon Agency, LLC entered into an employment agreement with Steven Fulwood to serve as the President of the Insurance Subsidiary. Mr. Fulwood replaces Kevin P. LaTulip, who retired as President effective April 1, 2004. A copy of Mr. Fulwood's employment agreement is filed herewith as Exhibit 10.6.

Item 6.  Exhibits and Reports on Form 8-K.

     a)     Exhibits:

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

     10.6 Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood (filed herewith).

     31.1   Certifications   of  the  CEO   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act (filed herewith).

     31.2   Certifications   of  the  PAO   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act (filed herewith).

     32.1 Certifications of the CEO and the PAO pursuant to 18 U.S.C.ss. 1350(furnished herewith)

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

     b)     Reports on Form 8-K.

            On April 2, 2004, the Company filed a Current Report on Form 8-K in which it announced in Item 5 the completion of its merger with Midstate Bancorp, Inc.

            On May 7, 2004, the Company filed a Current Report on Form 8-K in which it furnished in Item 12 the unaudited results of operations for the quarter ended March 31, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Shore Bancshares, Inc.


Date: August 9, 2004               By:/s/ W. Moorhead Vermilye
                                      -----------------------------------------
                                      W. Moorhead Vermilye
                                      President and Chief Executive Officer


Date: August 9, 2004               By:/s/ Susan E. Leaverton
                                      -----------------------------------------
                                      Susan E. Leaverton, CPA
                                      Treasurer and Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit     Description
-------     -----------

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

   10.6 Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood (filed herewith).

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