Form 10-Q/A
period 2004-06-30
SHORE BANCSHARES INC
filed 2004-10-26
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                         Commission file number 0-22345
                                                -------

                             SHORE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                           52-1974638
------------------------------                           ------------------
State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

18 East Dover Street, Easton, Maryland                        21601
---------------------------------------                  ------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (410) 822-1400
                                 --------------
               Registrant's Telephone Number, Including Area Code

                                      N/A
                               ------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes X    No
                                      ---- ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As  of  September  30, 2004,  registrant  had 5,513,619 issued  and outstanding
--------------------------------------------------------------------------------
shares of common stock.
----------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to reflect purchase accounting adjustments relating to the goodwill and deferred tax assets recognized in the acquisition of Midstate Bancorp on April 1, 2004. The amounts reported in the unaudited Condensed Consolidated Balance Sheet for June 30, 2004 for "Goodwill" and "Other assets" have been adjusted. To preserve the nature and character of the disclosures set forth in Item 1 of Part 1 as originally filed, this Amendment No. 1 speaks as of the date of the original filing and the registrant has not updated the disclosures to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the registrant's reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q. Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, and 32.1.


                                     INDEX


Part I -  Financial Information

Item 1.   Financial Statements                                                   Page

  Condensed Consolidated Balance Sheets -
    June 30, 2004 (unaudited) and December 31, 2003                                4

  Condensed Consolidated Statements of Income -
    For the three and six months ended June 30, 2004 and 2003 (unaudited)          5

  Condensed Consolidated Statements of Changes in Stockholders' Equity -
    For the six months ended June 30, 2004 and 2003 (unaudited)                    6

  Condensed Consolidated Statements of Cash Flows -
    For the six months ended June 30, 2004 and 2003 (unaudited)                    7

  Notes to Condensed Consolidated Financial Statements (unaudited)                8-10

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                        11-12

Signatures                                                                         12

                                                                Part I
Item 1.  Financial Statements
                                                        SHORE BANCSHARES, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in Thousands)
                                                                                        June 30,           December 31,
ASSETS:                                                                                  2004                 2003
-------                                                                             ---------------      --------------
                                                                                        (unaudited)
Cash and due from banks                                                                  $ 22,779            $ 19,391
Interest bearing deposits with other banks                                                  5,977               9,897
Federal funds sold                                                                         32,429              17,443
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $15,229,
   $15,585, respectively)                                                                  15,351              15,313
   Available for sale, at fair value                                                      122,389             144,368
Loans, less allowance for credit losses ($4,331,
   $4,060, respectively)                                                                  547,165             470,895
Insurance premiums receivable                                                                 642                 845
Premise and equipment, net                                                                 12,430              11,302
Accrued interest receivable on loans and investment securities                              3,042               3,042
Investment in unconsolidated subsidiary                                                       843               1,203
Goodwill                                                                                    8,626               5,990
Other intangible assets                                                                     2,411               1,581
Other assets                                                                                5,892               4,109
                                                                                      -----------         -----------

   TOTAL ASSETS                                                                          $779,976            $705,379
                                                                                         ========            ========

LIABILITIES:
-----------
Deposits:
   Noninterest bearing demand                                                            $ 94,937            $ 91,669
   NOW and Super NOW                                                                      113,565             103,415
   Certificates of deposit $100,000 or more                                                90,295              71,385
   Other time and savings                                                                 354,497             325,940
                                                                                          -------           ---------
       Total Deposits                                                                     653,294             592,409

Short term borrowings                                                                      28,726              20,957
Long term debt                                                                              5,000               5,000
Other liabilities                                                                           4,098               3,486
                                                                                        ---------          ----------
   TOTAL LIABILITIES                                                                      691,118             621,852
                                                                                          -------            --------

STOCKHOLDERS' EQUITY:
--------------------
Common stock, par value $.01; authorized 35,000,000 shares; issued and outstanding:
     June 30, 2004           5,512,309
     December 31, 2003       5,400,793                                                        55                   54
Additional paid in capital                                                                27,950               24,231
Retained earnings                                                                         62,084               58,932
Accumulated other comprehensive income (loss)                                             (1,231)                 310
                                                                                        --------              -------
   TOTAL STOCKHOLDERS' EQUITY                                                             88,858               83,527
                                                                                        --------             --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $779,976             $705,379
                                                                                        ========             ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                     - 4 -


                                                        SHORE BANCSHARES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                             Three months ended June 30,          Six months ended June 30,
                                                                2004           2003                  2004           2003
                                                                ----           ----                  ----           ----
  INTEREST INCOME
    Loans, including fees                                        $8,013        $ 7,362             $15,162        $14,591
    Interest and dividends on investment securities:
       Taxable                                                    1,099          1,015               2,292          2,147
       Tax-exempt                                                   150            142                 304            289
    Other interest income                                            83            123                 137            242
                                                                  -----        -------            --------       --------

         Total interest income                                    9,345          8,642              17,895         17,269
                                                                  -----         ------              ------         ------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                    584            627               1,141          1,318
       Other deposits                                             1,569          1,787               3,040          3,643
       Other interest                                               105            114                 205            223
                                                                 ------        -------             -------        -------

         Total interest expense                                   2,258          2,528               4,386          5,184
                                                                  -----         ------              ------          -----

  NET INTEREST INCOME                                             7,087          6,114              13,509         12,085
  PROVISION FOR CREDIT LOSSES                                       100             70                 205            160
                                                               --------        -------            --------       --------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                 6,987          6,044              13,304         11,925
                                                                  -----         ------              ------         ------

NONINTEREST INCOME
    Service charges on deposit accounts                             658            495               1,153            955
    Gain (loss) on sale of securities                               (2)             81                  14            358
    Insurance agency commissions                                  1,499          1,520               3,408          3,329
    Other noninterest income                                        497            388                 955            781
                                                                 ------         ------              ------         ------

         Total noninterest income                                 2,652          2,484               5,530          5,423
                                                                  -----          -----               -----          -----

NONINTEREST EXPENSE
    Salaries and employee benefits                                3,530          3,025               6,648          6,074
    Expenses of premises and equipment                              574            482               1,163            975
    Other noninterest expense                                     1,482          1,227               2,988          2,506
                                                                  -----        -------               -----        -------

    Total noninterest expense                                     5,586          4,734              10,799          9,555
                                                                  -----         ------             -------        -------


  INCOME BEFORE TAXES ON INCOME                                   4,053          3,794               8,035          7,793
  Federal and State income taxes                                  1,453          1,338               2,919          2,816
                                                                  -----        -------               -----          -----

  NET INCOME                                                     $2,600         $2,456              $5,116         $4,977
                                                                 ======         ======              ======         ======

    Basic earnings per common share                                $.47           $.46                $.94           $.93
    Diluted earnings per common share                              $.47           $.45                $.93           $.91
    Dividends declared per common share                            $.18           $.17                $.36           $.32

  See accompanying notes to Condensed Consolidated Financial Statements.




                                                        SHORE BANCSHARES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                        (Dollars in thousands)



                                                                                                      Accumulated
                                                                    Additional                            other          Total
                                                         Common      Paid in         Retained        Comprehensive    Stockholders'
                                                          Stock      Capital         Earnings         Income(loss)      Equity
                                                      -------------------            -----------------------------------------------

Balances, January 1, 2004                                $  54       $ 24,231        $ 58,932              $310            $83,527

Comprehensive income:
   Net income                                                -              -           5,116                 -              5,116

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -           (1,541)            (1,541)
                                                                                                                          --------

     Total comprehensive income                                                                                              3,575
                                                                                                                          --------

Shares issued                                                1          3,719               -                 -              3,720

Cash dividends paid $0.36 per share                          -              -          (1,964)                -             (1,964)
                                                        ------       --------        --------         ---------           --------

   Balances, June 30, 2004                               $  55       $ 27,950        $ 62,084         $ (1,231)           $ 88,858
                                                        ======       ========        ========         =========           ========



Balances, January 1, 2003                                $  54       $ 23,837        $ 52,985           $1,152             $78,028

Comprehensive income:
   Net income                                                -              -           4,977                 -              4,977

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -             (614)               (614)
                                                                                                                          --------

     Total comprehensive income                                                                                              4,363
                                                                                                                          --------

Shares issued                                                -             71               -                 -                 71

Cash dividends paid $0.32 per share                          -              -          (1,720)                -             (1,720)
                                                         -----       --------        --------           -------           --------

   Balances, June 30, 2003                               $  54       $ 23,908        $ 56,242            $  538           $ 80,742
                                                         =====       ========        ========           =======           ========




See accompanying Notes to Condensed Consolidated Financial Statements

                                     - 6 -



                                                        SHORE BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)
                                                                                      For the Six Months Ended June 30,
                                                                                        2004                     2003
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $   5,116             $     4,977
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            717                     772
     Discount accretion on debt securities                                                    (51)                    (21)
     Provision for credit losses, net                                                        (119)                     62
     Gain on sale of securities                                                               (14)                   (358)
     Loss on other real estate owned                                                            -                       8
     Equity in earnings of unconsolidated subsidiary                                          (20)                      -
     Net changes in:
       Insurance premiums receivable                                                          202                    (418)
       Accrued interest receivable                                                            232                     149
       Other assets                                                                          (689)                 (1,026)
       Accrued interest payable on deposits                                                    25                    (163)
       Accrued expenses                                                                       274                     (99)
                                                                                         --------               ---------
       Net cash provided by operating activities                                            5,673                   3,883
                                                                                         --------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                    39,360                  58,192
   Proceeds from sale of investment securities available for sale                           7,867                   4,685
   Purchase of securities available for sale                                              (17,682)                (57,318)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                       1,287                   1,145
   Purchase of securities held to maturity                                                 (1,340)                 (2,875)
   Net increase in loans                                                                  (38,303)                (17,226)
   Proceeds from sale of loans                                                                 -                      621
   Purchase of premises and equipment                                                        (697)                   (455)
   Purchase of other real estate owned                                                        (60)                      -
   Proceeds from sale of other real estate owned                                                -                      37
   Proceeds from sale of investment in unconsolidated subsidiary                              380                       -
   Acquisition, net of stock issued                                                          (235)                      -
                                                                                        ---------             -----------
       Net cash used in investing activities                                               (9,423)                (13,194)
                                                                                        ---------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                         872                  23,574
   Net increase (decrease) in certificates of deposit                                      11,017                  (9,783)
   Net increase in securities sold under agreement to repurchase                            7,768                   2,800
   Proceeds from issuance of common stock                                                     511                      71
   Dividends paid                                                                          (1,964)                 (1,720)
                                                                                        ---------              ----------
       Net cash provided by financing activities                                           18,204                  14,942
                                                                                        ---------              ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  14,454                   5,631
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           46,731                  69,468
                                                                                        ---------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 61,185               $  75,099
                                                                                        =========              ==========

See accompanying notes to Condensed Consolidated Financial Statements

                                     - 7 -

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

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 5,451,928 shares for 2004 and 5,373,484 shares for 2003. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. Considering the effect of these common stock equivalents, the adjusted average shares for the six months ended June 30, 2004 and 2003 were 5,497,949 and 5,463,656, respectively. As of June 30, 2004, there were 4,000 shares excluded from the diluted net income per share computation because the exercise price of related options exceeded the average market price of those shares and, therefore, their effect would be anti-dilutive. No shares were excluded from the diluted net income per share computation as of June 30, 2003.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                          June 30,            December 31,
(Dollars in thousands)                                                                      2004                  2003
---------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                                    $  529             $     729
Impaired loans with no valuation allowance                                                    740                   273
                                                                                           ------             ---------
     Total impaired loans                                                                  $1,269             $   1,002
                                                                                           ======             =========

Allowance for credit losses applicable to impaired loans                                   $  318             $     349
Allowance for credit losses applicable to other than impaired loans                         4,013                 3,711
                                                                                           ------             ---------
     Total allowance for credit losses                                                     $4,331             $   4,060
                                                                                           ======             =========

Interest income on impaired loans recorded on the cash basis                               $    7             $     26
                                                                                           ======             =========

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

                                                                     Six-month period ended June 30,
                                                                     2004                      2003
                                                                     ----                      ----
Net income:
   As reported                                                       $5,116                    $4,977
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                                (11)                      (63)
                                                                   --------                  --------
Pro forma net income                                                 $5,105                    $4,914
                                                                   ========                  ========

Basic net income per share:
   As reported                                                        $0.94                     $0.93
   Pro forma                                                           0.94                      0.91

Diluted earnings per share
   As reported                                                         0.93                     $0.91
   Pro forma                                                           0.93                      0.90


                                                                    Three-month period ended June 30,
                                                                     2004                      2003
                                                                     ----                      ----
Net income:
   As reported                                                        2,600                    $2,456
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                                 (5)                      (33)
                                                                     ------                 ---------
Pro forma net income                                                 $2,595                    $2,423
                                                                     ======                 =========

Basic net income per share:
   As reported                                                        $0.47                     $0.46
   Pro forma                                                           0.47                      0.45

Diluted earnings per share
   As reported                                                         0.47                     $0.45
   Pro forma                                                           0.47                      0.44

The pro forma amounts are not representative of the effects on reported net income for future periods.

6) The Company operates two primary businesses: Community Banking; and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through the Company's 14-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

     Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company's market areas. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

     Selected financial information by line of business for the six months ended June 30, is included in the following table:

-----------------------------------------------------------------------------------------------------------------------------------
                                               Community      Insurance products       Parent          Intersegment    Consolidated
(In thousands)                                  banking          and services        Company(a)        Transactions      Total
-----------------------------------------------------------------------------------------------------------------------------------
2004
   Net Interest income                          $ 13,508          $     -              $     1        $     -         $ 13,509
   Provision for credit losses                       205                -                    -              -              205
                                               -------------------------------------------------------------------------------------
   Net interest income after provision            13,303                -                    1              -           13,304

   Noninterest income                              1,956            3,537                1,132         (1,095)           5,530
   Noninterest expense                             8,011            2,766                1,117         (1,095)          10,799
                                                ------------------------------------------------------------------------------------
   Income before taxes                             7,248              771                   16              -            8,035
   Income tax expense                              2,608              305                    6              -            2,919
                                                ------------------------------------------------------------------------------------
   Net income                                   $  4,640             $466              $    10        $     -         $  5,116
                                                 -----------------------------------------------------------------------------------

   Intersegment revenue(expense)                $   (978)         $  (102)             $ 1,080        $     -         $      -
   Average assets                               $755,625           $6,830               $3,289              -         $765,744

2003
   Net Interest income                          $ 12,087          $   (14)             $    12        $     -         $ 12,085
   Provision for credit losses                       160                -                    -              -              160
                                              --------------------------------------------------------------------------------------
   Net interest income after provision            11,927              (14)                  12              -           11,925

   Noninterest income                              1,966            3,377                  736           (656)           5,423
   Noninterest expense                             7,021            2,540                  650           (656)           9,555
                                                 -----------------------------------------------------------------------------------
   Income before taxes                             6,872              823                   98              -            7,793
   Income tax expense                              2,452              325                   39              -            2,816
                                                ------------------------------------------------------------------------------------
   Net income                                   $  4,420          $   498                   59        $     -         $  4,977
                                                 -----------------------------------------------------------------------------------

   Intersegment revenue(expense)                $   (642)         $   (14)             $   656              -         $      -
   Average assets                               $647,825          $ 6,387              $   539              -         $654,751


(a) Amount included in Parent Company in 2004 relate to services provided to subsidiaries by the holding company and rental income.

7) On April 1, 2004, the Company completed its merger with Midstate Bancorp, Inc., a Delaware bank holding company ("Midstate Bancorp"). Pursuant to the merger agreement, each share of common stock of Midstate Bancorp was converted into the right to receive (i) $31.00 in cash, plus (ii) 0.8732 shares of the common stock of the Corporation, with cash being paid in lieu of fractional shares at the rate of $33.83 per share. The Company paid $2,953,710 in cash and issued 82,786 shares of common stock to stockholders of Midstate Bancorp in connection with the merger. The Company recorded approximately $2,636,000 of goodwill and $968,000 of other intangible assets as a result of the acquisition.

                                     Part II

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

     10.6 Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood.*

     31.1 Certifications   of  the  CEO   pursuant   to   Section   302  of  the
          Sarbanes-Oxley Act (filed herewith).

     31.2 Certifications   of  the  PAO   pursuant   to   Section   302  of  the
          Sarbanes-Oxley Act (filed herewith).

     32.1 Certifications of the CEO and the PAO pursuant to 18 U.S.C. ss. 1350 (furnished herewith)

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

     -------------------------------------
     * Previously filed with the Quarterly Report on Form 10-Q to which this Amendment No. 1 on Form 10-Q/A relates.

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

                               Shore Bancshares, Inc.


Date: October 26, 2004         By: /s/ W. Moorhead Vermilye
                                  -----------------------------------------
                                     W. Moorhead Vermilye
                                     President and Chief Executive Officer


Date: October 26, 2004         By: /s/ Susan E. Leaverton
                                   ----------------------------------------
                                    Susan E. Leaverton, CPA
                                    Treasurer and Principal Accounting Officer

                                  EXHIBIT INDEX


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

10.6      Employment  Agreement  between The Avon-Dixon  Agency,  LLC and Steven
          Fulwood.*

31.1      Certifications   of  the  CEO   pursuant   to   Section   302  of  the
          Sarbanes-Oxley Act (filed herewith).

31.2      Certifications   of  the  PAO   pursuant   to   Section   302  of  the
          Sarbanes-Oxley Act (filed herewith).

32.1 Certifications of the CEO and the PAO pursuant to 18 U.S.C. ss. 1350 (furnished herewith)

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

-------------------------------------
* Previously filed with the Quarterly Report on Form 10-Q to which this Amendment No. 1 on Form 10-Q/A relates.