Form 10-Q
period 2004-09-30
SHORE BANCSHARES INC
filed 2004-11-09
CIK 1035092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-22345

                             SHORE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                     52-1974638
- --------------------------------------             ------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

18 East Dover Street, Easton, Maryland                     21601
- --------------------------------------             ------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (410) 822-1400
                                 --------------
               Registrant's Telephone Number, Including Area Code

                                       N/A
                                 --------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X    No
                                                ---      ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes  X   No
                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common  stock,  as  of  the  latest  practicable  date:   5,513,725  issued  and
outstanding shares of common stock as of October 31, 2004.

                                      INDEX


Part I.

Item 1.  Financial Statements                                                           Page

     Condensed Consolidated Balance Sheets -
         September 30, 2004 (unaudited) and December 31, 2003                              3

     Condensed Consolidated Statements of Income -
         For the three and nine months ended September 30, 2004 and 2003 (unaudited)       4

     Condensed Consolidated Statements of Changes in Stockholders'
         Equity - For the nine months ended September 30, 2004 and 2003
         (unaudited)                                                                       5

     Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 2004 and 2003 (unaudited)                 6

     Notes to Condensed Consolidated Financial Statements (unaudited)                   7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     11-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       16

Item 4.  Controls and Procedures                                                          17

Part II.

Item 6.  Exhibits                                                                         18

Signatures                                                                                19

                                      -2-

                                     Part I
Item 1.  Financial Statements
                             SHORE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      September 30,      December 31,
ASSETS:                                                                   2004               2003
- -------                                                              ---------------  --------------------
                                                                      (unaudited)
Cash and due from banks                                                 $ 28,237          $   19,391
Interest bearing deposits with other banks                                   137               9,897
Federal funds sold                                                        13,593              17,443
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $15,595,
   $15,585, respectively)                                                 15,437              15,313
   Available for sale, at fair value                                     118,359             144,368
Loans, less allowance for credit losses ($4,402,
   $4,060, respectively)                                                 571,667             470,895
Insurance premiums receivable                                                195                 845
Premises and equipment, net                                               12,631              11,302
Accrued interest receivable on loans and investment securities             3,295               3,042
Investment in unconsolidated subsidiary                                      843               1,203
Goodwill                                                                   8,626               5,990
Other intangible assets                                                    2,327               1,581
Other assets                                                               4,607               4,109
                                                                     -----------         -----------

   TOTAL ASSETS                                                         $779,954            $705,379
                                                                     ===========         ===========

LIABILITIES:
Deposits:
   Noninterest bearing demand                                           $ 96,081            $ 91,669
   NOW and Super NOW                                                     120,822             103,415
   Certificates of deposit $100,000 or more                               78,814              71,385
   Other time and savings                                                352,662             325,940
                                                                     -----------         -----------
       Total Deposits                                                    648,379             592,409

Short term borrowings                                                     30,825              20,957
Long term debt                                                             5,000               5,000
Other liabilities                                                          3,821               3,486
                                                                     -----------         -----------
   TOTAL LIABILITIES                                                     688,025             621,852
                                                                     -----------         -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares; issued and outstanding:
     September 30, 2004      5,513,619
     December 31, 2003       5,400,793                                        55                  54
Additional paid in capital                                                27,971               24,231
Retained earnings                                                         64,028               58,932
Accumulated other comprehensive (loss) income                               (125)                 310
                                                                    ------------          -----------
   TOTAL STOCKHOLDERS' EQUITY                                             91,929               83,527
                                                                    ------------          -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $779,954             $705,379
                                                                    ============          ===========
See accompanying notes to Condensed Consolidated Financial Statements.


                             SHORE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Three months ended September 30,     Nine months ended September 30,
                                                                2004           2003                  2004           2003
                                                                ----           ----                  ----           ----
  INTEREST INCOME
    Loans, including fees                                        $8,657        $ 7,072             $23,819        $21,663
    Interest and dividends on investment securities:
       Taxable                                                    1,088            960               3,380          3,107
       Tax-exempt                                                   146            159                 450            448
    Other interest income                                            90            148                 227            390
                                                                  -----        -------            --------       --------

         Total interest income                                    9,981          8,339              27,876         25,608
                                                               --------        -------             -------       --------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                    589            621               1,730          1,939
       Other deposits                                             1,568          1,621               4,608          5,264
       Other interest                                               120            109                 325            332
                                                               --------        -------             -------       --------

         Total interest expense                                   2,277          2,351               6,663          7,535
                                                               --------         ------              ------       --------

  NET INTEREST INCOME                                             7,704          5,988              21,213         18,073
  PROVISION FOR CREDIT LOSSES                                       165             75                 370            235
                                                               --------        -------             -------       --------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                 7,539          5,913              20,843         17,838
                                                               --------        -------             -------       --------

NONINTEREST INCOME
    Service charges on deposit accounts                             658            466               1,811          1,421
    Gain (loss) on sale of securities                               (13)            91                   1            449
    Insurance agency commissions                                  1,577          1,354               4,985          4,683
    Other noninterest income                                        492            379               1,447          1,160
                                                               --------        -------             -------       --------

         Total noninterest income                                 2,714          2,290               8,244          7,713
                                                               --------        -------             -------       --------

NONINTEREST EXPENSE
    Salaries and employee benefits                                3,519          3,046              10,167          9,120
    Expenses of premises and equipment                              594            515               1,757          1,490
    Other noninterest expense                                     1,571          1,200               4,559          3,706
                                                               --------        -------             -------       --------

    Total noninterest expense                                     5,684          4,761              16,483         14,316
                                                               --------        -------             -------       --------


  INCOME BEFORE TAXES ON INCOME                                   4,569          3,442              12,604         11,235
  Federal and State income taxes                                  1,634          1,247               4,553          4,063
                                                               --------        -------             -------       --------

  NET INCOME                                                     $2,935         $2,195              $8,051         $7,172
                                                               ========        =======             =======       ========

    Basic earnings per common share                                $.53           $.40               $1.47          $1.33
    Diluted earnings per common share                              $.53           $.40               $1.46          $1.31
    Dividends declared per common share                            $.18           $.18                $.54           $.49

  See accompanying notes to Condensed Consolidated Financial Statements.


                             SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)



                                                                                               Accumulated
                                                                    Additional                    other             Total
                                                         Common       Paid in    Retained     Comprehensive     Stockholders'
                                                          Stock       Capital    Earnings       Income(loss)        Equity
                                                      -------------------            -----------------------------------------------

Balances, January 1, 2004                           $       54       $ 24,231        $ 58,932              $310            $83,527

Comprehensive income:
   Net income                                                -              -           8,051                 -              8,051

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -             (435)              (435)
                                                                                                                        ----------

     Total comprehensive income                                                                                              7,616
                                                                                                                        ----------

Shares issued                                                1          3,740               -                 -              3,741

Cash dividends paid $0.54 per share                          -              -         (2,955)                 -            (2,955)
                                                  ------------   ------------    ------------      ------------       ------------

   Balances, September 30, 2004                     $       55       $ 27,971        $ 64,028           $ (125)           $ 91,929
                                                    ==========       ========        ========          ========           ========



Balances, January 1, 2003                           $       54       $ 23,837        $ 52,985            $1,152            $78,028

Comprehensive income:
   Net income                                                -              -           7,172                 -              7,172

   Other comprehensive income, net of tax:
   Unrealized loss on available for sale
     securities                                              -              -               -           (1,144)            (1,144)
                                                                                                                       -----------

     Total comprehensive income                                                                                              6,028
                                                                                                                       -----------

Shares issued                                                -            129               -                 -                129

Cash dividends paid $0.49 per share                          -              -         (2,634)                 -            (2,634)
                                                  ------------   ------------    ------------      ------------       ------------

   Balances, September 30, 2003                     $       54       $ 23,966        $ 57,523              $  8           $ 81,551
                                                    ==========       ========        ========             =====           ========




See accompanying Notes to Condensed Consolidated Financial Statements

                             SHORE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                     For the Nine Months Ended September 30,
                                                                         2004                     2003
                                                                    --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $   8,051                $     7,172
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        1,092                      1,152
     Discount accretion on debt securities                                 (90)                       (42)
     Provision for credit losses, net                                       342                       (31)
     Deferred Income Taxes                                                    -                         52
     Gain on sale of securities                                             (1)                      (449)
     Loss on other real estate owned                                          -                          2
     Equity in earnings of unconsolidated subsidiary                       (20)                          -
     Net changes in:
       Insurance premiums receivable                                        649                      (288)
       Accrued interest receivable                                         (21)                        117
       Other assets                                                        (23)                      (214)
       Accrued interest payable on deposits                                (47)                      (160)
       Accrued expenses                                                      69                        108
                                                                    --------------           --------------
       Net cash provided by operating activities                         10,001                      7,419
                                                                    --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                  52,607                     88,398
   Proceeds from sale of investment securities available for sale        13,931                      8,771
   Purchase of securities available for sale                           (31,224)                  (112,663)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                     1,911                      1,516
   Purchase of securities held to maturity                              (2,056)                    (4,468)
   Net increase in loans                                               (63,267)                   (19,500)
   Purchase of Loans                                                                                 (291)
   Proceeds from sale of loans                                                -                        668
   Purchase of premises and equipment                                   (1,113)                    (3,379)
   Purchase of other real estate owned                                    (117)                          -
   Proceeds from sale of other real estate owned                              -                         52
   Proceeds from sale of investment in unconsolidated subsidiary            380                          -
   Acquisition, net of stock issued                                       (235)                         -
                                                                    --------------           --------------
       Net cash used in investing activities                           (29,183)                   (40,896)
                                                                    --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                     9,887                     51,492
   Net decrease in certificates of deposit                               (2,914)                    (4,922)
   Net increase in securities sold under agreement to repurchase          9,867                      6,744
   Proceeds from issuance of common stock                                   533                        129
   Dividends paid                                                       (2,955)                    (2,634)
                                                                    --------------           --------------
       Net cash provided by financing activities                         14,418                     50,809
                                                                    --------------           --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (4,764)                    17,332
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         46,731                     69,468
                                                                    --------------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 41,967                  $  86,800
                                                                    ==============           ==============



See accompanying notes to Condensed Consolidated Financial Statements

                             Shore Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The consolidated financial statements include the accounts of Shore Bancshares, Inc. ("the Company") and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003, have been included. The amounts as of December 31, 2003 were derived from audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003.

2) Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding options and warrants. Information relating to the calculation of earnings per share is summarized as follows:


                                           Three Months Ended September 30,
                                           --------------------------------
                                              2004                 2003
                                              ----                 ----
                                         Basic   Diluted      Basic  Diluted
                                         -----------------------------------
                                                    (in thousands)


Net Income                              $2,935   $2,935      $2,195  $2,195
                                         -----    -----       -----   -----

Weighted Average Shares Outstanding      5,513    5,513       5,377   5,377

Dilutive securities                          -       44           -      91
                                         -----    -----       -----   -----

Adjusted weighted average shares         5,513    5,557       5,377   5,468
                                         =====    =====       =====   =====

Net income per common share             $ 0.53   $ 0.53      $ 0.40  $ 0.40
                                         =====    =====       =====   =====


                                            Nine Months Ended September 30,
                                           --------------------------------
                                              2004                 2003
                                              ----                 ----
                                         Basic   Diluted      Basic  Diluted
                                         -----------------------------------
                                                    (in thousands)


Net Income                              $8,051   $8,051      $7,172  $7,172
                                         -----    -----       -----   -----

Weighted Average Shares Outstanding      5,472    5,472       5,375   5,375

Dilutive securities                          -       44           -      91
                                         -----    -----       -----   -----

Adjusted weighted average shares         5,472    5,517       5,375   5,464
                                         =====    =====       =====   =====

Net income per common share             $ 1.47   $ 1.46      $ 1.33  $ 1.31
                                         =====    =====       =====   =====

Antidilutive stock options excluded from the computation of earnings per share were 4,000 for the three and nine-months ended September 30, 2004. There were no antidilutive stock options excluded from the calculation of earnings per share for the three months or nine months ended September 30, 2003.


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


Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                              Sept 30,          December 31,
(Dollars in thousands)                                                         2004                 2003
- ------------------------------------------------------------------------------------------------------------

Impaired loans with valuation allowance                                         $ 432             $   729
Impaired loans with no valuation allowance                                        641                 273
                                                                                -----             -------
     Total impaired loans                                                      $1,073             $ 1,002
                                                                               ======           =========

Allowance for credit losses applicable to impaired loans                        $ 287              $  349
Allowance for credit losses applicable to other than impaired loans             4,115               3,711
                                                                              -------             -------
     Total allowance for credit losses                                         $4,402              $4,060
                                                                               ======              ======

Interest income on impaired loans recorded on the cash basis                   $    9            $     26
                                                                               ======            ========

     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Company's bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2004, total commitments to extend credit were approximately $117,391,000. Outstanding letters of credit were approximately $6,504,000 at September 30, 2004.

5) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the three-month periods ended September 30, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows:

                                                                 Nine-month period Ended September 30,
                                                                     2004                      2003
                                                                  ---------                 ---------
Net income:
   As reported                                                       $8,051                    $7,172
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                               (29)                      (39)
                                                                  ---------                 ---------
Pro forma net income                                                 $8,022                    $7,133
                                                                  ---------                 ---------

Basic net income per share:
   As reported                                                        $1.47                     $1.33
   Pro forma                                                           1.47                      1.33

Diluted earnings per share
   As reported                                                         1.46                     $1.31
   Pro forma                                                           1.45                      1.31


                                                                 Three-month Period Ended September 30,
                                                                     2004                      2003
                                                                  ---------                 ---------
Net income:
   As reported                                                        2,935                    $2,195
   Less pro forma stock-based compensation
      expense determined under the fair value
      method, net of related tax effects                                  -                        -
                                                                  ---------                 ---------
Pro forma net income                                                 $2,935                    $2,195
                                                                  =========                 =========

Basic net income per share:
   As reported                                                        $0.53                     $0.40
   Pro forma                                                           0.53                      0.40

Diluted earnings per share
   As reported                                                         0.53                     $0.40
   Pro forma                                                           0.53                      0.40


The pro forma amounts are not representative of the effects on reported net income for future periods.

6) Shore Bancshares operates two primary businesses: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 14-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

     Through the Insurance Products and Services business, the Company provides a full range of insurance products and services are available to businesses and consumers in the Company's market areas. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business for the nine months ended September 30 is included in the following table:


                                               Community      Insurance products       Parent          Intersegment    Consolidated
(In thousands)                                  banking          and services        Company(a)        Transactions      Total
- -----------------------------------------------------------------------------------------------------------------------------------
2004
   Net Interest income                         $  21,212         $      -               $    1              -         $  21,213
   Provision for credit losses                       370                -                    -              -               370
                                               -------------------------------------------------------------------------------------
   Net interest income after provision            20,842                -                    1              -            20,843

   Noninterest income                              3,055            5,148                1,679         (1,638)            8,244
   Noninterest expense                            12,254            4,182                1,685         (1,638)           16,483
                                               -------------------------------------------------------------------------------------
   Income before taxes                            11,643              966                   (5)             -            12,604
   Income tax expense                              4,173              382                   (2)             -             4,553
                                               -------------------------------------------------------------------------------------
   Net income                                  $   7,470             $584               $   (3)             -         $   8,051
                                               -------------------------------------------------------------------------------------

   Intersegment revenue(expense)               $ (1,461)         $  (138)               $ 1,599              -        $       -
   Average assets                              $ 761,981         $  6,527               $ 3,273              -        $ 771,781

2003
   Net Interest income                         $  18,074         $    (14)              $    13              -        $  18,073
   Provision for credit losses                       235                -                     -              -              235
                                               -------------------------------------------------------------------------------------
   Net interest income after provision            17,839              (14)                   13              -           17,838

   Noninterest income                              2,879            4,745                 1,072           (983)           7,713
   Noninterest expense                            10,593            3,750                   956           (983)          14,316
                                               -------------------------------------------------------------------------------------
   Income before taxes                            10,125              981                   129              -           11,235
   Income tax expense                              3,624              388                    51              -            4,063
                                               -------------------------------------------------------------------------------------
   Net income                                  $   6,501         $   $593                    78              -        $   7,172
                                               -------------------------------------------------------------------------------------

   Intersegment revenue(expense)               $    (969)        $    (14)              $   983              -        $       -
   Average assets                              $ 660,503         $  6,393               $   605              -        $ 667,501


(a) Amount included in Parent Company in 2004 relates to services provided to subsidiaries by the Company and rental income.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consensed consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003. Unless the context clearly suggests otherwise, references to the Company in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland ("Talbot Bank"), The Centreville National Bank of Maryland located in Centreville, Maryland ("Centreville National Bank") and The Felton Bank, located in Felton, Delaware ("Felton Bank") (collectively, the "Banks"). The Banks operate 14 full service branches in Kent, Queen Anne's, Talbot, Caroline and Dorchester Counties in Maryland and Kent and Sussex Counties in Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the "Insurance Agency") and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of the Company. The shares of the Company's common stock are listed on the Nasdaq SmallCap Market under the symbol "SHBI."

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in Item 1 of Part I of the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003, under the heading "Risk Factors". Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

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

Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on Management's continuing assessment of the totality of all factors, including, but not limited to, delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in Management's perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

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

OVERVIEW

Net income for the quarter ended September 30, 2004 was $2,935,000, or diluted earnings per share of $.53, compared to $2,195,000, or diluted earnings per share of $.40, for the third quarter of 2003. Net income for the nine months ended September 30, 2004 was $8,051,000, compared to $7,172,000 for the same period in 2003. On a per share basis, diluted earnings for the nine months ended September 30, 2004 were $1.46, compared to $1.31 for the same period last year. Return on average assets was 1.39% for the first nine months of 2004, compared to 1.43% for the same period in 2003. Return on average stockholders' equity was 11.85% and 11.97% for the nine months ended September 30, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the quarter ended September 30, 2004 increased 28.7% totaling $7,704,000, compared to $5,988,000 for the same period last year. Net interest income for the nine months ended September 30, 2004 increased 17.4% totaling $21,213,000, a $3,140,000 increase over the same period last year. These increases are attributable primarily to increases in earning assets, mostly loans, and increases in interest rates for the periods, which collectively resulted in increased interest income. Total interest income increased $1,642,000 and $2,268,000 for the three- and nine-month periods ended September 30, 2004, respectively, when compared to the same periods last year. Approximately $844,000 and $1,628,000 of the increases in the Company's total interest income for the three and nine months ended September 30, 2004, respectively, relate to the interest income of Felton Bank for these periods.

The Company's net interest margin was 3.98% for the nine months ended September 30, 2004, which is 8 basis points higher than one year ago. The Company continued to increase its volume of earning assets, which averaged $719,922,000 for the nine months ended September 30, 2004, as compared to $627,556,000 at September 30, 2003. Approximately 58% of the growth resulted from the acquisition of Felton Bank, while the balance was the result of loan growth. Average loans increased $90,702,000, totaling $544,145,000, for the nine-month period ended September 30, 2004. The yield on earning assets declined 29 basis points to 5.21% for the nine-month period ended September 30, 2004 when compared to the same period in 2003.

The overall yield on loans for the nine months ended September 30, 2004 was 5.84%, compared to 6.39% for the same period of 2003. The yield on investment securities declined from 4.02% for the first nine months of 2003 to 3.67% for the same period in 2004, and the average balance of investment securities increased $21,498,000 to $147,584,000 for the nine months ended September 30, 2004 when compared to September 30, 2003.

Total interest expense for the three and nine months ended September 30, 2004 was $2,277,000 and $6,663,000, respectively. This represents a decrease of $74,000 and $872,000 or 3.15% and 11.6%, respectively, when compared to the same periods last year. Interest expense attributable to the acquisition of Felton Bank totaled $186,000 and $361,000 for the three and nine-month periods ended September 30, 2004, respectively. Lower rates paid for certificates of deposit were the primary cause for the overall decline in interest expense for these periods. The average balance of all categories of deposits increased during the nine-month period ended September 30, 2004, except for Certificates of Deposit $100,000 or more, which declined $5,036,000. The decline was the result of a single municipal depositor moving certificates of deposit outside of Talbot Bank. The average balance of interest bearing demand deposits increased $9,155,000, while the average rate paid for those deposits declined 19 basis points for the nine months ended September 30, 2004 when compared to the same period in 2003. The average balance of all certificates of deposits, including those $100,000 or more, increased $9,645,000 for the nine months ended September 30, 2004 when compared to the same period last year, while the average rate paid for certificates of deposit decreased 53 basis points to 2.67%. As short-term interest rates started to increase during the third quarter so did the customer demand for more competitive deposit rates. The payment of higher interest rates on certificates of deposit will cause the average rate paid for those deposits to increase in the future.

Loans comprised 75.6% and 72.3% of total average earning assets at September 30, 2004 and 2003, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first nine months of the year.

                                                          September 30, 2004                         September 30, 2003
                                                          ------------------                         ------------------
                                                       Average    Income      Yield             Average      Income      Yield
(Dollars in thousands)                                 Balance    Expense     Rate              Balance      Expense     Rate
- -----------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment securities                             $147,584     $4,065       3.67%            $126,086      $3,801      4.02%
   Loans                                              544,145     23,842       5.84%             453,443      21,719      6.39%
   Interest bearing deposits                            6,229         46        .98%              19,271         155      1.07%
   Federal funds sold                                  21,964        182       1.11%              28,756         235      1.09%
                                                   ----------   --------       -----        ------------    --------      -----
   Total earning assets                               719,922     28,135       5.21%             627,556      25,910      5.50%
Noninterest earning assets                             51,859                                     39,945
                                                   ----------                               ------------
Total Assets                                          771,781                                    667,501
                                                   ==========                               ============

Interest bearing liabilities
   Interest bearing deposits                          553,409      6,338       1.53%             484,154       7,203      1.98%
   Short term borrowing                                25,251        137        .72%              23,520         144      0.82%
   Long term debt                                       5,000        188       5.04%               5,000         188      5.03%
                                                   ----------   --------       -----        ------------    --------      -----
   Total interest bearing liabilities                 583,660      6,663       1.52%             512,674       7,535      1.95%
Noninterest bearing liabilities                        97,522                                     74,939
Stockholders' equity                                   90,599                                     79,888
                                                   ----------                               ------------
Total liabilities and stockholders' equity           $771,781                                   $667,501
                                                   ==========                               ============
Net interest spread                                              $21,472       3.69%                         $18,375      3.55%
                                                                ========                                    ========
Net interest margin                                                            3.98%                                      3.90%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income

Excluding gains and losses on sales of securities for the three- and nine-month periods ended September 30, 2004, noninterest income increased $528,000 and $979,000, respectively, when compared to the same periods last year. Approximately $88,000 and $159,000 of the increase for the three- and nine-month periods ended September 30, 2004 is related to noninterest income of Felton Bank. Excluding amounts attributable to Felton Bank, $146,000 and $297,000 of these increases, respectively, relate to increased service charges on deposit accounts resulting from enhanced services offered to customers as well as to certain fee increases implemented during the first quarter of 2004. Insurance to agency commissions increased 16.5% or $223,000 during the third quarter, resulting in a nine-month increase of 6.4% or $302,000 at September 30, 2004. Other noninterest income of the Company increased $113,000 and $287,000 for the three and nine-month periods, respectively.

Noninterest Expense
Total noninterest expense increased $923,000 and $2,167,000 for the three- and nine-month periods ended September 30, 2004, respectively, from the comparable periods in 2003. Operation of Felton Bank represented $462,000 and $923,000 of these increases, respectively. For the nine months ended September 30, 2004, Salaries and Benefits expense increased $1,047,000, occupancy expense increased $267,000 and other noninterest expense increased $853,000, when compared to the same period in 2003. These increases are due to overall growth of the Company.

Income Taxes
The effective tax rates for the three- and nine-month periods ended September 30, 2004 were 35.7% and 36.2%, respectively, which compare to 36.1% and 36.2% for the same periods last year. Management believes that there have been no changes in tax law or to the Company's tax structure that are likely to have a material impact on the Company's effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $576,069,000 at September 30, 2004, an increase of $101,114,000 or 21.3% since December 31, 2003. Approximately $47,906,000 of the increase is attributable to the acquisition of Felton Bank, with the remaining growth concentrated in real estate lending. Average loans, net of unearned income, increased $90,702,000 or 20.0% for the nine-months ended September 30, 2004 totaling $544,145,000, compared to an increase of $33,943,000 or 8.1% for the same period last year, with a total of $453,443,000 at September 30, 2003.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion above under the caption "Critical Accounting Policies" for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three- and nine-month periods ended September 30, 2004 was $165,000 and $370,000, respectively, compared to $75,000 and $235,000 for the same periods in 2003. Despite an increase in nonaccrual loans, the specific allowance associated with those loans has declined, based on Management's evaluation of each borrower's ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management's assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. The Company continues to maintain strong underwriting guidelines, and Management believes that the local economy remains stable and that collateral values have increased as a result of the strength of the local real estate economy. Each of these factors has had a positive effect on the quality of the Company's loan portfolio. The Company's historical charge-off ratios are much lower than those of similarly sized institutions according to the most recent FDIC quarterly banking profile. During the first nine months of 2004, however, charge-offs have increased. Net charge-offs were $454,000 for the nine-month period ended September 30, 2004, compared to $204,000 for the same period last year.
Nonaccrual loans increased $71,000, totaling $1,073,000 at September 30, 2004, when compared to December 31, 2003. Loans past due 90 days and still accruing decreased $285,000 since December 31, 2003, totaling $843,000 at September 30, 2004. The Company's ratio of nonperforming assets, including other real estate owned remains low. The allowance for credit losses as a percentage of average loans declined from .91% as of September 30, 2003 to .81% as of September 30, 2004. The decline is primarily the result of growth in loans secured by real estate, which Management believes present less risk of loss to the Company than other types of loans. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at September 30, 2004.

The following table presents a summary of the activity in the allowance for credit losses:

                                                Nine months Ended September 30,
(Dollars in thousands)                               2004            2003
- -------------------------------------------------------------------------------
Allowance balance - beginning of year               $  4,060      $  4,117
Charge-offs:
   Commercial and other                                  448           189
   Real estate                                            50             2
   Consumer                                               92            99
                                                    --------     ---------
     Totals                                              590           290
                                                    --------     ---------
Recoveries:
   Commercial                                             64            32
   Real estate                                            19             4
   Consumer                                               53            50
                                                    --------     ---------
     Totals                                              136           86
                                                    --------     ---------
Net charge-offs:                                        454            204
Allowance of acquired institution                        426             -
Provision for credit losses                              370           235
                                                    --------     ---------
Allowance balance-ending                              $4,402       $ 4,148
                                                    ========     =========

Average loans outstanding during period             $544,145      $453,443
                                                    ========     =========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period              .11%          .06%
                                                    ========     =========
Allowance for credit losses at period end as a
   percentage of average loans                          .81%          .91%
                                                    ========     =========

Because the Company's loans are predominately secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values. The Company has a concentration of contruction and land development loans. As of September 30, 2004, the balance of such loans was $91,208,000 or 15.8% of total outstanding loans, compared to $36,639,000 or 7.7% at December 31, 2003. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

                                               September 30,    December 31,
Nonperforming Assets:                               2004              2003
                                                -----------       ----------
   Nonaccrual loans                                 1,073            1,002
   Other real estate owned                            117                -
                                                -----------       ----------
                                                    1,190            1,002
   Past due loans still accruing                      843            1,128
                                                -----------       ----------
   Total nonperforming and past due loans          $2,033           $2,130
                                                ===========       ==========

Investment Securities
Investment securities declined $25,885,000 during the nine-month period ended September 30, 2004 when compared to December 31, 2003. The yields on bonds purchased during 2004 are much lower than the yields on similar bonds that either matured or were called during the first nine months of the year. The average balance of investment securities was $147,584,000 for the nine-months ended September 30, 2004, compared to $126,086,000 for the same period in 2003. The tax equivalent yields on investment securities were 3.67% and 4.02% for the nine-month periods ended September 30, 2004 and 2003, respectively.

Deposits
Total deposits at September 30, 2004 were $648,379,000, compared to $592,409,000 at December 31, 2003. Certificates of deposit of $100,000 or more declined $11,418,000 during the third quarter as a result of the loss of a substantial portion of the accounts of one municipal depositor. Since December 31, 2003, however, certificates of deposit $100,000 or more have increased $7,429,000 or 10.4% totaling $78,814,000. Other certificates of deposit increased $11,136,000 since December 31, 2003. A substantial amount of this growth is attributable to the acquisition of Felton Bank.

Borrowed Funds
Short-term borrowings at September 30, 2004 and 2003 consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at September 30, 2004 and 2003. The advance is due in March 2006 and has a one-time call provision in 2004.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additonal borrowings of up to approximately $59 million at September 30, 2004. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total stockholders' equity was $91.9 million at September 30, 2004, a 10.1% increase since December 31, 2003. Accumulated other comprehensive income, which consists solely of net unrealized losses on investment securities available for sale, decreased $435,000 during this period, resulting in accumulated other comprehensive loss of $125,000 at September 30, 2004 when compared to December 31, 2003.

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

A comparison of the Company's capital ratios as of September 30, 2004 to the minimum regulatory requirements is presented below:

                                                       Minimum
                                        Actual       Requirements
                                        ------       ------------
   Tier 1 risk-based capital            13.59%           4.00%
   Total risk-based capital             14.36%           8.00%
   Leverage ratio                       10.47%           4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's principal market risk exposure is to fluctuating interest rates. The Company utilizes a simulation model to quantify the effect that hypothetical plus or minus 200 and 100 basis point changes in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2004, the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                             Immediate Change in Rates
                                               +200           +100            -100           -200        Policy
                                           Basis Points   Basis Points    Basis Points   Basis Points     Limit
                                           --------------------------------------------------------------------

% Change in Net Interest Income                 9.54%          5.70%          (7.10)%       (15.67)%      + 25%
                                                                                                          -
% Change in Fair Value of Capital               3.58%          2.59%          (4.77)%       (11.86)%      + 15%
                                                                                                          -


Further information regarding market risk and the Company's objectives and strategies in managing market risk is set forth in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management".

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to Management, including the Chief Executive Officer ("CEO") and the Principal Accounting Officer ("PAO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2004 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, Management, including the CEO and the PAO, has concluded that the Company's disclosure controls and procedures are effective.

During the third quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         10.6 Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004).

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

                                 Shore Bancshares, Inc.


Date: November 9, 2004           By: /s/ W. Moorhead Vermilye
                                    -----------------------------------------
                                     W. Moorhead Vermilye
                                     President and Chief Executive Officer


Date: November 9, 2004           By:  /s/ Susan E. Leaverton
                                     ----------------------------------------
                                     Susan E. Leaverton, CPA
                                     Treasurer and Principal Accounting Officer

                                 Exhibit Index

Exhibit No.     Description
- -----------     ------------

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

10.6 Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004).


31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2 Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1 Certifications of the CEO and the Principal Accounting Officer pursuant to 18 U.S.C. ss. 1350 (furnished herewith).

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