Form 10-K
period 2004-12-31
SHORE BANCSHARES INC
filed 2005-03-16
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

Commission File No. 0-22345

SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18 East Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

(410) 822-1400
Registrant’s Telephone Number, Including Area Code

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the Corporation’s voting stock held by non-affiliates of the registrant as of June 30, 2004 was $132,640,822.

The number of shares outstanding of the registrant’s common stock as of March 1, 2005 was 5,515,622.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005.

This Annual Report of Shore Bancshares, Inc. (the “Company”) on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. Exhibit 99.1 to this report, entitled “Risk Factors”, contains a discussion of the risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements.

PART I

Item 1.    Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s primary business is acting as the parent company to three bank subsidiaries, The Centreville National Bank of Maryland (“Centreville National Bank”), The Talbot Bank of Easton, Maryland (“Talbot Bank”), and The Felton Bank (“Felton Bank”) (collectively, the “Banks”), two insurance producer firms, The Avon-Dixon Agency, LLC and Elliott Wilson Insurance, LLC, one insurance premium finance company, Mubell Finance, LLC (together with The Avon-Dixon Agency, LLC and Elliot Wilson Insurance, LLC, the “Insurance Subsidiaries”), and an investment adviser firm, Wye Financial Services, LLC (“Wye Financial”). The Company also has a non-active subsidiary, Shore Pension Services, LLC. Felton Bank was acquired on April 1, 2004 when the Company merged with Midstate Bancorp, Inc., a Delaware bank holding company.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures. Centreville National Bank owns 20% of the issued and outstanding common stock of Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”). Delmarva Data is a Maryland corporation located in Easton, Maryland that provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia, including the Banks.

Banking Products and Services

Centreville National Bank is a national banking association that commenced operations in 1876. Talbot Bank is a Maryland commercial bank and commenced operations in 1885. Felton Bank is a Delaware commercial bank that commenced operations in 1908. The Banks operate fifteen full service branches and seventeen ATMs and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in the Maryland counties of Kent, Queen Anne’s, Caroline, Talbot and Dorchester and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Company provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may be fixed or variable rate. Permanent financing for individuals offered by the Company includes fixed and variable rate loans with three-year or five-year balloons, and one-, three- or five-year adjustable rate mortgages.

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

The Company also originates and sells long-term fixed rate residential mortgage loans on the secondary market. These loans are not typically funded by the Company, but the Company receives a commission upon settlement.

Commercial real estate loans are primarily those secured by office condominiums, retail buildings, warehouses and general purpose business space. Low loan to value ratio standards, as well as the thorough financial analysis performed and the Company’s knowledge of the local economy in which it lends, can reduce the risk associated with these loans.

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

Insurance Activities

The Insurance Subsidiaries were formed as a result of the Company’s acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002. On November 1, 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full-service insurance producer firm located in Centreville, Maryland. The Insurance Subsidiaries offer a full range of insurance products and services to customers, including insurance premium financing.

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

Employees

At March 1, 2005, the Company and its subsidiaries employed 284 persons, of which 246 were employed on a full-time basis.

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

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The primary factors in competing for insurance customers are competitive rates, the quality and range of insurance products offered, and quality, personalized service.

To compete with other financial services providers, the Company relies principally upon local promotional activities, including advertisements in local newspapers, trade journals and other publications and on the radio, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet its customers’ needs. The Company also relies on referrals from satisfied customers. In those instances in which the Company is unable to accommodate a customer’s needs, the Company will arrange for those services to be provided by other financial services providers with which it has relationships.

Current banking laws facilitate interstate branching and merger activity among banks. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Company may be brought into competition with institutions with which it does not presently compete.

The following table sets forth deposit data for Kent, Queen Anne’s, Caroline, Talbot and Dorchester Counties in Maryland and Kent County, Delaware as of June 30, 2004, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$151,157	35.42%
The Chestertown Bank of Maryland	139,383	32.66
Chesapeake Bank and Trust Co.	60,560	14.19
Branch Banking & Trust	32,887	7.71
The Centreville National Bank of Maryland	23,032	5.40
SunTrust Bank	19,711	4.62
Total	$426,730	100.00%

Source: FDIC DataBook

		% of
Queen Anne’s County, Maryand	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$247,925	41.40%
The Centreville National Bank of Maryland	174,370	29.12
Bank of America, National Association	58,161	9.71
The Chestertown Bank of Maryland	45,447	7.59
M&T	35,304	5.90
BankAnnapolis	21,346	3.56
Branch Banking & Trust	16,326	2.72
Total	$598,879	100.00%

Source: FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank of Preston, Maryland	$108,042	32.18%
Peoples Bank of Maryland	90,468	26.95
Branch Banking & Trust	46,572	13.87
The Centreville National Bank of Maryland	38,823	11.57
M& T	28,328	8.44
Bank of America, National Association	16,068	4.79
Easton Bank & Trust	7,390	2.20
Total	$335,691	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$352,887	42.72%
St. Michaels Bank	170,186	20.60
Easton Bank & Trust	83,825	10.15
Bank of America, National Association	79,673	9.65
SunTrust Bank	45,332	5.49
M&T	29,957	3.63
Branch Banking & Trust	25,262	3.06
First Mariner Bank	19,263	2.33
The Queenstown Bank of Maryland	14,836	1.80
Chevy Chase Bank	4,824	0.57
Total	$826,045	100.00%

Source: FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$161,898	32.69%
Bank of the Eastern Shore	146,050	29.49
Hebron Savings Bank	48,137	9.72
Provident State Bank of Preston, Maryland	31,529	6.37
Bank of America, National Association	29,154	5.89
Branch Banking & Trust	26,697	5.39
M&T	23,681	4.78
SunTrust Bank	14,665	2.96
The Talbot Bank of Easton, Maryland	13,371	2.71
Total	$495,182	100.00%

Source: FDIC DataBook

Kent County, Delaware	Deposits	Total
	(in thousands)
Wilmington Trust	$416,313	30.25%
Citizens Bank	271,354	19.72
PNC Bank Delaware	230,623	16.76
First NB of Wyoming	181,573	13.19
Wachovia Bank of Delaware	111,679	8.12
Artisans Bank	56,970	4.14
The Felton Bank	53,280	3.87
County Bank	35,467	2.58
Wilmington Savings Fund Society	12,616	0.92
Fort Sill National Bank	6,275	0.45
Total	$1,376,150	100.00%

Source: FDIC DataBook

SUPERVISION AND REGULATION

The following discussion is a summary of the material regulations and policies applicable to the Company and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Company.

General

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

Talbot Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Centreville National Bank is a national banking association subject to federal banking laws and regulations enforced and/or promulgated by the Office of the Comptroller of the Currency (the “OCC”), which is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the association has assets of $250 million or less and meets certain other conditions). Felton Bank is a Delaware commercial bank subject to the banking laws of Delaware and to regulation by the Delaware Office of the State Bank Commissioner, who is entitled by statute to make examinations of Felton Bank as and when deemed necessary or expedient. The primary federal regulator of both Talbot Bank and Felton Bank is the FDIC, which is also entitled to conduct regular examinations. The deposits of the Banks are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations. In addition to the foregoing, the Banks are subject to numerous state and federal statutes and regulations that affect the business of banking generally.

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Banks, may be subject to examination by the Banks’ regulators from time to time. In addition, the Insurance Subsidiaries are each subject to licensing and regulation by the insurance authorities of the states in which they do business. Retail sales of insurance products by the Insurance Subsidiaries to the Bank’s customers are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB, the OCC, and the Office of Thrift Supervision. Wye Financial Services, LLC is subject to the registration and examination requirements of federal and state laws governing investment advisers.

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLBA”) was signed into law. Effective in pertinent part on March 11, 2000, GLBA revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company” and may thereafter engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. A financial holding company’s expanded activities may be limited or prohibited unless each of the financial holding company’s depository institution subsidiaries, among other things, remains well capitalized and well managed after the election.

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

Banking Regulation

Federal and state banking regulators may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believes are unsafe or unsound banking practices. These banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Company and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its nonbank affiliates by the Banks. Section 23B requires that transactions between any of the Banks and the Company and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, and principal stockholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Banks and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

As part of the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Banks, believes that the Banks meet substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

The Community Reinvestment Act (“CRA”) requires that, in connection with the examination of financial institutions within their jurisdictions, the federal banking regulators evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, each of the Banks had a CRA rating of “Satisfactory.”

Capital Requirements

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well -capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

As of December 31, 2004, Talbot Bank and Centreville National Bank were each deemed to be “well capitalized.” Felton Bank was not deemed to be “well capitalized” due to its total risk based capital ratio falling below 10%. The Company has since made the necessary capital contributions to Felton Bank to increase its total risk based capital ratio. For further information about the capital condition of the Company and the Banks, see Note 17 of the Notes to Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

As FDIC member institutions, the Banks’ deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDIC is required to establish semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the BIF at or above 1.25% of estimated insured deposits or at such higher percentage as the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $34.9 million of the Centreville National Bank’s deposits are insured through the Savings Association Insurance Fund (“SAIF”), also administered by the FDIC, which are determined quarterly. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 included provisions that, among other things, recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

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

Federal Securities Laws

Shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed on the Nasdaq Small Cap Market. The Company is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the listing standards of The Nasdaq Stock Market, Inc. The federal Sarbanes-Oxley Act of 2002 and the new regulations adopted in furtherance thereof made several changes to the Exchange Act and the listing standards of The Nasdaq Stock Market, Inc. These changes impose additional requirements and restrictions on the Company, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that the Company files with the SEC, new director independence requirements, certain Board of Director committee requirements, and other corporate governance requirements.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of the Company and its subsidiaries are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and its subsidiaries.

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

Item 2.    Properties.

The tables below identify the offices of the Company’s subsidiaries. The Company’s main office is the same as Talbot Bank’s main office. The Company owns real property at 28969 Information Lane in Easton, Maryland, which houses the Operations, Information Technology and Finance departments of the Company and its subsidiaries, and certain operations of The Avon Dixon Agency. A portion of the facility is leased to an unaffiliated third party.

The Talbot Bank of Easton, Maryland
Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 210 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Cambridge Branch 2745 Dorchester Square Cambridge, Maryland 21613	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613

ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Sailwinds Amoco 511 Maryland Avenue Cambridge, Maryland 21613	Talbottown 218 North Washington Street Easton, Maryland 21601

The Centreville National Bank of Maryland
Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666

Kent Branch 305 East High Street Chestertown, Maryland 21620	Hillsboro Branch 21913 Shore Highway Hillsboro, Maryland 21641	Denton Branch 850 South 5th Street Denton, Maryland 21629

Chester Branch 300 Castle Marina Road Chester, Maryland 21619		ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Felton Bank
Main Office 120 West Main Street Felton, Delaware 19943	Milford Branch 648 North West Front Street Routes 14 & 113 Milford, Delaware 19963

The Avon-Dixon Agency, LLC
Easton Office 106 North Harrison Street Easton, Maryland 21601	Grasonville Office 301 Saddler Road Grasonville, Maryland 21638	Centreville Office 195 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC	Mubell Finance, LLC	Wye Financial Services, LLC
106 North Harrison Street Easton, Maryland 21601	106 North Harrison Street Easton, Maryland 21601	17 East Dover Street, Suite 101 Easton, Maryland 21601

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its Saint Michaels Branch and its Cambridge Branch. Centreville National Bank owns the real property on which all of its offices are located. The Felton Bank owns the real property on which its main office is located and leases the property on which its Milford branch is located. The Insurance Subsidiaries do not own any real property, but operate under leases. Wye Financial Services, LLC occupies space in Talbot Bank’s main office. For information about rent expense for all leased premises, see Note 6 of the Notes to Consolidated Financial Statements appearing in Item 8 of Part II of this report.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the Nasdaq Small Cap Market under the symbol “SHBI”. As of March 1, 2005, the Company had approximately 1,685 holders of record. The high and low sales prices as reported on the Nasdaq SmallCap Market for the shares of the Company’s common stock, as well as the cash dividends declared on those shares, for each quarterly period of 2004 and 2003 are set forth in the table below.

	2004			2003
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$39.45	$30.37	$.18	$35.74	$23.60	$.15
Second Quarter	32.72	25.15	.18	36.61	28.00	.17
Third Quarter	29.70	25.25	.18	40.59	29.50	.17
Fourth Quarter	37.01	29.05	.18	44.00	35.45	.17
			$.72			$.66

Stockholders received cash dividends totaling $3,948,218 in 2004 and $3,548,410 in 2003. The ratio of dividends per share to net income per share was 38.71% in 2004, compared to 37.29% in 2003. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. For more information regarding these limitations, see the Risk Factors attached to this report as Exhibit 99.1 under the heading “The Company’s Ability to Pay Dividends is Limited”.

Stockholders received cash dividends totaling $3,948,218 in 2004 and $3,548,410 in 2003. The ratio of dividends per share to net income per share was 38.71% in 2004, compared to 37.29% in 2003. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. For more information regarding these limitations, see the Risk Factors attached to this report as Exhibit 99.1 under the heading “The Company’s Ability to Pay Dividends is Limited”.

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

The following table contains information about these equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	85,225	$14.05	74,156
Equity compensation plans not approved by security holders (3)	0	$0	3,491
Total	85,225	$14.05	77,647

(1)	Includes information for the 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan.
(2)	Columns (a) and (b) of this item also include options assumed by the Company under the Talbot Plan in the 2000 merger of Talbot Bancshares into the Company. As of December 31, 2004, outstanding options assumed in the merger represent 52,203 shares of the Company’s common stock, with a weighted-average exercise price of $8.62.
(3)	This item covers options under the Talbot Plan other than those assumed by the Company in the 2000 merger of Talbot Bancshares into the Company.

Item 6.    Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2004 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report. This data should be read in conjunction with the consolidated financial statements and related notes thereto appearing in Item 8 of Part II of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per shares data)	2004	2003	2002	2001	2000

RESULTS OF OPERATIONS:
Interest income	$38,291	$34,339	$36,306	$38,938	$39,480
Interest expense	9,010	9,743	12,438	17,061	17,888
Net interest income	29,281	24,596	23,868	21,877	21,592
Provision for credit losses	931	335	356	226	437
Net interest income after provision for credit losses	28,350	24,261	23,512	21,651	21,155
Noninterest income	10,224	9,845	5,968	2,646	3,104
Noninterest expenses	22,535	19,344	15,960	12,026	11,904
Income before taxes	16,039	14,762	13,520	12,271	12,355
Income taxes	5,841	5,266	4,730	4,277	4,398
NET INCOME	$10,198	$9,496	$8,790	$7,994	$7,957

PER SHARE DATA:
Net income - basic	$1.86	$1.77	$1.64	$1.50	$1.50
Net income - diluted	1.84	1.74	1.62	1.49	1.48
Dividends paid	.72	.66	.60	.60	.52
Book value (at year end)	16.86	15.47	14.52	13.31	12.21
Tangible book value (at year end) (1)	14.29	14.06	13.08	13.03	11.91

FINANCIAL CONDITION (at year end):
Assets	$790,598	$705,379	$654,066	$582,403	$553,097
Deposits	658,672	592,409	545,192	487,470	464,485
Total loans, net of unearned income
and allowance for credit losses	590,766	470,895	435,422	388,516	378,307
Stockholders’ equity	92,976	83,527	78,028	70,971	65,024

PERFORMANCE RATIOS (for the year):
Return on average assets	1.32%	1.40%	1.42%	1.42%	1.52%
Return on average stockholders’ equity	11.17%	11.70%	11.79%	11.70%	12.98%
Net interest margin	4.10%	3.91%	4.12%	4.15%	4.40%
Efficiency ratio(2)	57.04%	56.17%	53.49%	49.04%	48.20%
Dividend payout ratio	38.71%	37.29%	36.59%	40.00%	34.66%
Average stockholders’ equity to average total assets	11.79%	11.96%	12.00%	12.16%	11.68%

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.
(2)	Noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company at December 31, 2004 to the financial condition at December 31, 2003 and the results of operations for the years ended December 31, 2004, 2003, and 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report.

PERFORMANCE OVERVIEW

The Company recorded a 7.4% increase in net income for 2004 over 2003. Net income for the year ended December 31, 2004 was $10,198,000, compared to $9,496,000 and $8,790,000 for the years ended December 31, 2003 and 2002, respectively. Basic net income per share for 2004 was $1.86, an increase of 5.1% over 2003. Basic net income per share was $1.77 and $1.64 for 2003 and 2002, respectively. Diluted net income per share for 2004 was $1.84, an increase of 5.7% over 2003. Diluted net income per share was $1.74 and $1.62 for 2003 and 2002, respectively.

Return on average assets was 1.32% for 2004, compared to 1.40% for 2003 and 1.42% for 2002. Return on stockholders’ equity for 2004 was 11.17%, compared to 11.70% for 2003 and 11.79% for 2002. When compared to 2003, average assets increased 14.2% totaling $774,880,000, average loans increased 21.4% totaling $555,259,000, average deposits increased 14.1% totaling $648,145,000, and average stockholders’ equity increased 12.5% totaling $91,326,000 for the year ended December 31, 2004.

RECENT DEVELOPMENTS

On February 15, 2005, in furtherance of the Company’s acquisition of all of the assets of The Avon-Dixon Agency, Inc. on May 1, 2002, the Company made a $2.8 million deferred payment (earn-out) to The Avon-Dixon Agency, Inc. The deferred payment was required by the acquisition agreement and was based on the acquired business’ satisfaction of certain performance criteria through December 31, 2004. As a result of this payment, the Company recorded $2.8 million in Goodwill on December 31, 2004. For further information about acquisition-related Goodwill recognized during 2004, see Note 2 of the Notes to Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 of the Notes to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant component of the Company’s earnings. It is the excess of interest and fees earned on loans, federal funds sold, and investment securities, over interest paid on deposits and borrowings. Tax equivalent net interest income for 2004 was $29,624,000, representing an 18.6% increase over 2003. Tax equivalent net interest income for 2003 was $24,987,000, a 3.3% increase over 2002. Increased interest income and a reduction in interest expense was the reason for the increased net interest income in 2004. Interest income declined in 2003, but a greater overall reduction of interest expense during that year resulted in an increase in net interest income over 2002. The tax equivalent yield on earning assets was 5.35% for 2004, compared to 5.44% and 6.24% for 2003 and 2002, respectively.

In June of 2004, the FRB began to increase short-term interest rates, but these increases were not enough to increase the overall yields on earning assets that resulted from previous rate reductions. Short-term rates were reduced by 25 basis points in 2003, 50 basis points in 2002, and a record setting eleven reductions totaling 475 basis points in 2001. The federal funds rate was 2.25% at December 31, 2004, compared to 1.0% and 1.25% at December 31, 2003 and 2002, respectively, and the New York Prime rate was 5.25% at December 31, 2004, compared to 4.0% and 4.25% at December 31, 2003 and 2002, respectively.

The rate paid for interest bearing liabilities declined 33 basis points in 2004, from 1.88% for the year ended December 31, 2003 to 1.55% for the year ended December 31, 2004. The average balance of earning assets increased during 2004 totaling $722,490,000, compared to $638,271,000 for 2003. On a tax equivalent basis, net interest income for 2004 was $29,624,000, compared to $24,987,000 for 2003 and $24,184,000 for 2002, representing an increase of 18.6% and 3.3% for 2004 and 2003, respectively.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2004, 2003 and 2002.

(Dollars in thousands)	2004			2003			2002
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate

Earning Assets:
Investment securities:
Taxable	$126,835	$4,359	3.44%	$118,104	$4,332	3.67%	115,012	$5,641	4.91%
Non-taxable	15,593	909	5.83	14,739	914	6.20	11,058	733	6.63
Loans (2)(3)	555,259	33,065	5.95	457,491	28,981	6.33	423,771	29,646	7.00
Interest bearing deposits	4,737	46.98		19,602	202	1.03	9,849	149	1.52
Federal funds sold	20,066	255	1.27	28,335	301	1.06	27,410	453	1.65
Total earning assets	722,490	38,634	5.35%	638,271	34,730	5.44%	587,100	36,622	6.24%
Cash and due from banks	23,190			18,436			16,757
Other assets	33,685			26,130			21,550
Allowance for credit losses	(4,485)			(4,190)			(4,266)
Total assets	$774,880			$678,647			$621,141
Interest bearing liabilities:
Demand	$110,614	$409.37%		$101,227	$504.50%		91,939	$762.83%
Savings	195,842	1,394.71		153,721	1,388.90		126,947	1,809	1.43
Certificates of deposit $100,000 or more	86,450	2,346	2.71	91,194	2,503	2.74	87,761	3,032	3.45
Other time	159,612	4,393	2.75	145,035	4,918	3.39	145,539	6,340	4.36
Interest bearing deposits	552,518	8,542	1.55	491,177	9,313	1.90	452,186	11,943	2.64
Short-term borrowings	25,590	215	0.84	23,071	178	0.77	20,986	243	1.16
Long-term debt	5,000	253	5.05	5,000	252	5.04	5,000	252	5.04
Total interest bearing liabilities	583,108	9,010	1.55%	519,248	9,743	1.88%	478,172	12,438	2.60%
Noninterest bearing deposits	95,627			73,910			65,067
Other liabilities	4,819			4,308			3,357
Stockholders’ equity	91,326			81,181			74,545
Total liabilities and stockholders’ equity	$774,880			$678,647			$621,141
Net interest spread		$29,624	3.80%		$24,987	3.56%		$24,184	3.64%
Net interest margin			4.10%			3.91%			4.12%

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense. The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $343 in 2004, $392 in 2003, and $316 in 2002.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each category and yields are stated to include all.

The Company’s tax equivalent yield on loans continued to decline in 2004 as new loans and loans refinanced with the Company were recorded at lower rates than the year before. An increased volume of loans during 2004 resulted in an increase in interest income for the year when compared to 2003, when the effect of declining rates was much greater than the impact of loan volume on the resultant interest income. In 2004, the increased volume of loans generated $5,866,000 in additional interest income, which was offset by a $1,782,000 decline in interest income due to the reduced yields. Tax equivalent interest income totaled $38,634,000 for 2004, compared to $34,730,000 for 2003 and $36,622,000 for 2002. The primary reason for a $1,892,000 decline in total interest income in 2003 was lower overall yields on loans and other earning assets, which caused interest income declines of $1,421,000 and $2,785,000 for taxable investment securities and loans, respectively, when compared to 2002.

Growth in the average balance of earning assets was $84,219,000 or 13.2% for the year ended December 31, 2004. Average loans increased $33,720,000, or 8.0%, totaling $457,491,000 at December 31, 2004, compared to an increase of $37,610,000, or 9.7%, during 2002. For the year ended December 31, 2004, the average balance of investment securities increased $9,585,000 and federal funds sold and interest bearing deposits in other banks declined $23,134,000 when compared to 2003. In 2003, the average balance of earning assets increased $51,171,000, or 8.7%, when compared to 2002, driven primarily by growth in interest bearing deposits and federal funds sold, with lower overall yields than other earning assets. As a percentage of total average earning assets, loans and investment securities totaled 76.9% and 19.7%, respectively, for 2004, compared to 71.7% and 20.8%, respectively, for 2003.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income, which are attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2004 over (under) 2003			2003 over (under) 2002
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume

Interest income from earning assets:
Interest Bearing Deposits	$(156)	$(15)	$(141)	$53	$(95)	$148
Federal funds sold	(46)	63	(109)	(152)	(161)	9
Taxable investment securities	27	(281)	308	(1,309)	(1,421)	112
Non-taxable investment securities	(5)	(55)	50	181	(52)	233
Loans	4,084	(1,782)	5,866	(665)	(2,785)	2,120
Total interest income	3,904	(2,070)	5,974	(1,892)	(4,514)	2,622

Interest expense on deposits
and borrowed funds:
Interest bearing demand	(95)	(131)	36	(258)	(307)	49
Savings deposits	6	(321)	327	(421)	(697)	276
Time deposits	(682)	(962)	280	(1,951)	(2,030)	79
Short-term borrowings	37	14	23	(65)	(88)	23
Long term debt	1	-	1	-	-	-
Total interest expense	(733)	(1,400)	667	(2,695)	(3,122)	427
Net interest income	$4,637	$(670)	$5,307	$803	$(1,392)	$2,195

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

The Company’s net interest margin (its tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and assets/liability strategies. The Company’s net interest margin increased 19 basis points for 2004 to 4.10%, from 3.91% for 2003, compared to a 21 basis point decline for 2003. The Company’s net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, increased from 3.56% for 2003 to 3.80% for 2004.

Interest expense for 2004 decreased $733,000 when compared to 2003. Lower rates accounted for a $1,400,000 reduction in interest expense, while the increased volume of deposits and other interest bearing liabilities generated additional interest expense of $667,000 for 2004. The average rate paid for certificates of deposit of $100,000 or more remained substantially unchanged, however the rate paid for all other time deposits decreased by 64 basis points. Average interest bearing demand deposits increased $9,387,000 during the year, and the rate paid for those deposits decreased 13 basis points to .37%, compared to .50% for 2003 and ..83% for 2002. The rate paid for short-term borrowings, which consist primarily of securities sold under agreements to repurchase, increased to .84% in 2004 from .77% in 2003.

Noninterest Income

Noninterest income increased $379,000 or 3.8% in 2004, compared to an increase of $3,877,000 or 65% in 2003. Service charges on deposits increased $541,000 during 2004. This increase resulted primarily from new and enhanced overdraft products offered to customers, which generated approximately $330,000 of the increase, and operations of the Felton Bank, which contributed $139,000 toward the increase. Service charges on deposit accounts increased $14,000 and $38,000 for 2003 and 2002, respectively. Other service charges and fees increased $522,000 in 2004 as a result of increased letter of credit fees ($94,000), increases in interchange income relating to bank debit and ATM cards ($232,000), an agency management fee received by one of the Company’s insurance subsidiaries ($67,000) and fee income generated by the Felton Bank ($79,000). In 2003, other service charges and fees increased $66,000 or 11.3% when compared to 2002. The Insurance Subsidiaries generated income of $6,383,000, an increase of $346,000 over 2003 (the first full year of operations since being acquired in April 2002). Insurance commission income for the eight months ended December 31, 2002 was $2,872,000. The Company recognized $41,000 in gains on sales of securities in 2004, compared to $448,000 in 2003. These gains were offset by other-than temporary impairment adjustments of $657,500 and $131,000 in 2004 and 2003, respectively. Other-than-temporary impairment adjustments related to certain Freddie Mac preferred stocks and a U.S. Government bond fund owned by the Company in 2004 and 2003, respectively. Other noninterest income decreased $87,000 in 2004, compared to an increase of $345,000 or 64.7% in 2003. The 2003 increase resulted primarily from income generated from the sale of loans on the secondary market totaling $465,000. Mortgage loans that are to be sold in the secondary market are not generally funded by the Company, but the Company receives a commission upon settlement.

The following table summarizes noninterest income of the Company for the years ended December 31:

	Years Ended			Change from Prior Year
				2004/03		2003/02
(Dollars in thousands)	2004	2003	2002	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$2,470	$1,929	$1,915	$541	28.1%	$14	0.7%
Other service charges and fees	1,170	648	582	522	80.4	66	11.3
Gain on sale of securities	41	448	26	(407)	(90.8)	422	1,623.1
Other than temporary impairment of securities	(657)	(132)	-	(525)	398.1	(132)	(100.0)
Earnings from unconsolidated subsidiaries	26	37	40	(11)	(29.2)	(3)	7.5
Insurance agency commissions	6,383	6,037	2,872	346	5.7	3,165	110.2
Other noninterest income	791	878	533	(87)	(9.9)	345	64.7
Total	$10,224	$9,845	$5,968	$379	3.8%	$3,877	65.0%

Noninterest Expense

Total noninterest expense increased $3,190,000 or 16.5% in 2004, compared to an increase of $3,384,000 or 21.2% in 2003. A significant portion of the overall increase is attributable to the Felton Bank, which was acquired in 2004. Expenses relating to the Felton Bank were: $805,000 in salaries and employee benefits; $171,000 in occupancy and equipment; $85,000 in data processing; $6,000 in directors’ fees; $91,000 in amortization of intangibles; and $270,000 in other noninterest expense. As in 2003, new bank branches were opened in 2004 and the Company experienced increases in all categories of noninterest expense resulting from overall growth. In 2003, the increase in noninterest expense was primarily attributable to the operation of the Insurance Subsidiaries. Expenses related to the operation of the Insurance Subsidiaries in 2003 were: $3,737,000 in salaries and employee benefits; $443,000 in occupancy and equipment expenses; $829,000 in other noninterest expense. For the eight-month period of 2002 during which the Insurance Subsidiaries were operational, noninterest expenses were: $1,949,000 in salaries and employee benefits; $249,000 in occupancy and equipment expense; and $457,000 in other noninterest expense. Salaries attributable to the Insurance Subsidiaries are based in large part on insurance commissions, and, accordingly, these salaries fluctuate with premium revenue fluctuations. Amortization of other intangible assets relate to the Felton Bank and the operation of the Insurance Subsidiaries. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements. The Company had 268 full-time equivalent employees at December 31, 2004, compared to 231 and 222 at December 31, 2003 and 2002, respectively.

The following table summarizes noninterest expense of the Company for the years ended December 31:

	Years Ended			Change from Prior Year
				2004/03		2003/02
(Dollars in thousands)	2004	2003	2002	Amount	Percent	Amount	Percent

Salaries and employee benefits	$13,760	$12,243	$9,573	$1,517	12.4%	$2,670	27.9%
Occupancy and equipment	2,427	2,034	1,758	393	19.3	276	15.7
Data processing	1,310	955	889	355	37.1	66	7.4
Directors’ fees	553	569	472	(16)	(2.8)	97	20.6
Amortization of other intangible assets	306	216	129	90	42.1	87	67.4
Other operating expenses	4,178	3,327	3,139	851	25.6	188	6.0
Total	$22,534	$19,344	$15,960	$3,190	16.5%	$3,384	21.2%

Income Taxes

Income tax expense was $5,841,000 for 2004, compared to $5,266,000 for 2003 and $4,730,000 for 2002. The effective tax rates on earnings during these three years were 36.4%, 35.7% and 35.0%, respectively.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect the Company’s financial condition.

Assets

Total assets increased 12.1% to $790,598,000 at December 31, 2004, compared to an increase of 7.8% for 2003. Average total assets at December 31, 2004 were $774,880,000, an increase of 14.2% over 2003. Average total assets increased 9.3% in 2003, totaling $678,647,000 for the year. The loan portfolio represents 76.9% of average earning assets and is the primary source of income for the Company.

Funding for loans is provided primarily by core deposits and short-term borrowings. Total deposits increased 11.2% to $658,672,000 at December 31, 2004, compared to an 8.7% increase for 2003.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets as of December 31.

	2004	2003	2002	2001	2000
Investment securities	19.71%	20.81%	21.47%	21.42%	24.25%
Loans	76.85	71.68	72.18	72.28	73.66
Interest bearing deposits with other banks	.66	3.07	1.68	2.00	--
Federal funds sold	2.78	4.44	4.67	4.30	2.09
	100.00%	100.00%	100.00%	100.00%	100.00%

Interest Bearing Deposits With Other Banks and Federal Funds Sold

The Company invests excess cash balances in interest bearing accounts and federal funds sold offered by its correspondent banks. These liquid investments are maintained at a level necessary to meet the immediate liquidity needs of the Company. The average balance of interest bearing deposits with other banks and federal funds sold declined $23,134,000 to $24,803,000 during 2004 with the proceeds used to fund loan growth during the year. In 2003, the average balance increased $10,678,000 to $47,937,000.

Investment Securities

The investment portfolio is structured to provide liquidity for the Company and also plays an important role in the overall management of interest rate risk. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company intends and has current ability to hold such securities until maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the Company’s asset/liability strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. During 2003 and again in 2004, the Company recognized losses on securities in the amount of $657,500 and $131,394, respectively, due to declines that were determined to be other than temporary. At December 31, 2004, the Company had classified 87% of the portfolio as available for sale and 13% as held to maturity, compared to 90% and 10%, respectively, at December 31, 2003. The percentage of securities designated as available for sale reflects the amount needed to support the anticipated growth and liquidity needs of the Company. With the exception of municipal securities, it is the general practice of the Company to classify all newly purchased securities as available for sale.

At December 31, 2004, investment securities available for sale were $103,434,000, compared to $144,368,000 at December 31, 2003, which represents a decrease of $40,934,000 or 28.4%. The decline was primarily the result of a $29,795,000 decrease in investments in U.S. Government Agency bonds, which totaled $74,469,000 or 72% of the total available for sale portfolio. At December 31, 2003, U.S. Government Agency securities totaled $104,264,000 or 72.2% of the available for sale portfolio. Mortgage-backed securities at December 31, 2004 and 2003 totaled $24,413,000 and $30,595,000, respectively, or 23.6% and 21.2% of the available for sale portfolio at December 31, 2004 and 2003, respectively. During 2004, proceeds from matured or called bond, which were not used as a funding source for loan growth, were typically reinvested in U.S. Government Agency bonds with maturities less than 5 years. Earnings on certain U.S. Government Agency Bonds are exempt from state income tax, producing higher effective returns without affecting the overall credit risk and liquidity of the portfolio. Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $15,313,000 at December 31, 2004, compared to $13,124,000 at December 31, 2003. The Company does not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2004.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousand)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to Maturity:
Obligations of states and
political subdivisions (1)	$1,010	4.29%	$4,566	3.64%	$7,130	3.97%	$2,952	3.60%
Mortgage backed securities	4	8.81%	-	-	-	-	-	-
Total Held to Maturity	$1,014	4.29%	$4,566	3.64%	$7,130	3.97%	$2,952	3.60%

Available for Sale:
U.S. government agencies	$7,491	2.26%	$63,968	3.14%	$3,010	4.10%	$-	-%
Mortgage backed securities	656	4.57	15,037	3.67	2,050	4.55	6,670	4.37
Equity securities	-	-	- -	-	-	4,552	3.20
Total Available for Sale	$8,147	2.27%	$79,005	3.42%	$5,060	4.23%	$11,222	3.51%

(1)	Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 35%.

Loans

The Company continued to experience strong growth trends in the real estate lending market. Loans increased 25.4% in 2004, compared to 8.1% in 2003 and 11.9% in 2002. Most of the growth in 2004 was concentrated in loans secured by real estate, both construction and other mortgages, which increased $60,381,000 or 164.8% and $49,172,000 or 13.8%, respectively. Commercial, financial and agricultural loans increased $9,338,000 or 14.5% in 2004, compared to an increase of $2,457,000 or 4.0% in 2003. A healthy local real estate market and low interest rates were the driving force behind the growth. The market in which the Company operates has experienced a significant amount of construction and land development activity over the last year, which has also contributed significantly to loan growth. Consumer loans remain a small percentage of the overall loan portfolio and increased $1,612,000 or 9.5% in 2004 when compared to 2003. Loans, net of unearned income, totaled $595,458,000 at December 31, 2004, an increase of $120,503,000 when compared to 2003. The Felton Bank, which was acquired in April 2004, represented approximately $50,364,000 of this growth. Loans, net of unearned income, totaled $474,955,000 at December 31, 2003, an increase of $35,416,000 or 8.1% when compared to 2002. Since 2002, the Company has brokered long-term fixed rate residential mortgage loans for sale on the secondary market.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$73,757	$64,419	$61,962	$58,953	$54,642
Real estate - construction	97,021	36,640	25,354	20,255	18,587
Real estate - mortgage	406,053	356,881	335,037	293,921	291,136
Consumer	18,627	17,015	17,186	19,577	18,141
Total Loans	$595,458	$474,955	$439,539	$392,706	$382,506

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2004.

		Maturing
	Maturing	After one	Maturing
	Within	But Within	After Five
	One Year	Five Years	Years	Total

Commercial, financial and agricultural	$68,461	$92,637	$14,786	$175,884
Real estate - construction	49,858	46,403	760	97,021
Real estate - mortgage	63,248	131,813	108,862	303,923
Consumer	8,693	7,835	2,102	18,630
Total	$190,260	$278,688	$126,510	$595,458

Rate Terms:
Fixed-Interest Rate Loans	$63,529	$152,217	$46,531	$262,277
Adjustable-Interest Rate Loans	126,731	126,471	79,979	333,181
Total	$190,260	$278,688	$126,510	$595,458

Deposits

The Company primarily utilizes core deposits to fund its earning assets. At both December 31, 2004 and 2003, deposits provided funding for approximately 89% of average earning assets. Average deposits increased 14.7% in 2004, compared to a 9.2% increase in 2003. The most significant growth occurred in the average balance of money management account and other savings accounts, which increased $42,121,000 or 27.4%. Low interest rates kept depositors from utilizing long-term deposit products for much of the year, but the Company began to offer higher rates paid for time deposits during the third and fourth quarters of 2004 due to increased competition. Certificates of deposit over $100,000 declined on average as a result of a municipal depositor who sought competitive bids and moved money to other financial institutions. The average balance of other time deposits increased $14,577,000 or 10.1% during 2004. In 2003, the average balance of certificates of deposit increased only $2,929,000 or 1.2%. The average balance of noninterest bearing demand deposits increased $21,717,000 or 29.4% in 2004, compared to an increase of $8,843,000 or 13.5% in 2003. NOW and SuperNOW accounts increased $9,387,000 or 9.3% in 2004 and $9,289,000 or 10.1% in 2003.

The Company has not historically relied on brokered deposits or purchased deposits as funding sources for loans.

The following table sets forth the average balances of deposits and the percentage of each category to total deposits for the years ended December 31.

(Dollars in thousands)	Average Balances
	2004		2003		2002
Noninterest-bearing demand	$95,627	14.75%	$73,910	13.08%	$65,067	12.58%
Interest bearing deposits
NOW and Super NOW	110,614	17.07	101,227	17.91	91,938	17.77
Savings	48,875	7.54	40,726	7.21	35,885	6.93
Money management	146,967	22.68	112,995	20.00	91,063	17.61
Certificates of Deposit and other
time deposits less than $100,000	159,612	24.62	145,035	25.66	145,539	28.14
Certificates of Deposit $100,000 or more	86,450	13.34	91,194	16.14	87,761	16.97
	$648,145	100.00%	$565,087	100.00%	$517,253	100.00%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more on December 31, 2004 (in thousands).

Three months or less	$10,532
Over three through twelve month	41,734
Over twelve months	39,049
$91,315

Short-Term Borrowings

Short-term borrowings consist primarily of securities sold under agreement to repurchase. These short-term obligations are issued in conjunction with cash management services for deposit customers. The Company occasionally borrows from a correspondent bank under a federal funds line of credit arrangement to meet short-term liquidity needs.

The average balance of short-term borrowings increased $2,519,000 or 10.9% in 2004, compared to an increase of $2,085,000 or 9.9% in 2003.

The following table sets forth the Company’s position with respect to short-term borrowings.

(Dollars in thousands)	2004		2003		2002
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased and securities sold
under agreements to repurchase:
Average outstanding for the year	$25,590	0.84%	$23,071	0.77%	$20,986	1.15%
Outstanding at year end	27,106	0.80%	20,957	0.63%	22,008	0.90
Maximum outstanding at any month end	30,845	-	29,781	-	28,585	-

Capital Management

The Company continues to maintain capital at levels in excess of the minimum risk based capital requirements adopted by the federal banking agencies. Total stockholders’ equity was $92,976,000 at December 31, 2004, 11.3% higher than the previous year. Stockholders’ equity was $83,527,000 at December 31, 2003, an increase of 7.0% over December 31, 2002. The increase in stockholders’ equity in 2004 resulted primarily from the Company’s earnings for the year of $10,198,000, reduced by dividends paid on common stock of $3,948,000. An additional $3,208,000 in stockholder’s equity resulted from the issuance of common stock in conjunction with the acquisition of Felton Bank in 2004.

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholder’s equity. As of December 31, 2004, the portion of the Banks’ investment portfolio designated as “available for sale” had net unrealized holding losses, net of tax, of $278,000, compared to unrealized holding gains, net of tax, of $310,000 at December 31, 2003.

The following table compares the Company’s capital ratios as of December 31 to the regulatory requirements.

			Regulatory
(Dollars in thousands)	2004	2003	Requirements
Tier 1 capital	$82,385	$75,421
Tier 2 capital	4,844	4,170
Total capital, less deductions	$87,229	$79,591
Risk-adjusted assets	$629,225	$492,326
Risk-based capital ratios:
Tier 1	13.04%	15.32%	4.0%
Total capital	13.86%	16.17%	8.0%

Total Capital	$82,385	$75,421
Total adjusted assets	$772,140	$703,223
Leverage capital ratio	10.67%	10.73%	4.0%

Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on capital. See Note 17 of the Notes to Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

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

Credit Risk Management

The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection and standard lending policies and underwriting criteria. The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio. Note 1 to Consolidated Financial Statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for credit losses, including both the specific and nonspecific components. Management believes the policies governing nonperforming loans and charge-offs are consistent with regulatory standards. The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

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

While the local economy does not appear to show signs of weakness or the effects of the recent recession exhibited elsewhere in the nation, management is aware that the effects of continued weakness in the national economy and/or a weakness in the local economy could result in future higher loss levels for the Company.

The ratio of net charge-offs to average loans was .13% in 2004, compared to .09% in 2003. At December 31, 2004, the allowance for credit losses was $4,692,000, or .85% of average outstanding loans, and 319% of total nonaccrual loans. This compares to an allowance of $4,060,000, or .89% of average outstanding loans and 406% of nonaccrual loans, at December 31, 2003, and an allowance for credit losses of $4,117,000, or .97% of outstanding loans and 534% of nonaccrual loans, at December 31, 2002.

Management’s decision regarding the amount of the provision is influenced in part by growth in commercial and real estate loan balances. The Company experienced higher levels of charge-offs during 2004 than it had experienced during the prior five years. Charge-offs were $887,000 in 2004, compared to $530,000 in 2003 and $538,000 in 2002. Charge-offs were $335,000 and $378,000 in 2001 and 2000, respectively.

The following table sets forth a summary of the Company’s loan loss experience for the years ended December 31.

(Dollars in thousands)	2004	2003	2002	2001	2000

Balance, beginning of year	$4,060	$4,117	$4,189	$4,199	$3,991

Loans charged off:
Real estate loans	(131)	(7)	(86)	(5)	(61)
Installment loans	(94)	(114)	(170)	(155)	(73)
Commercial and other	(662)	(409)	(282)	(175)	(244)
	(887)	(530)	(538)	(335)	(378)
Recoveries:
Real estate loans	20	35	16	2	18
Installment loans	63	56	76	60	50
Commercial and other	79	47	18	37	81
	162	138	110	99	149
Net losses charged off	(725)	(392)	(428)	(236)	(229)
Allowance of acquired institution	426	-	-	-	-
Provision for credit losses	931	335	356	226	437
Balance, end of year	$4,692	$4,060	$4,117	$4,189	$4,199

Average loans outstanding	$555,259	$457,491	$423,771	$386,161	$367,075

Percentage of net charge-offs to average
loans outstanding during the year	.13%	.09%	.10%	.06%	.06%
Percentage of allowance for loan losses
at year-end to average loans	0.85%	0.89%	0.97%	1.08%	1.14%

Total non-accrual loans of the Company increased in 2004, representing .25% of total loans, net of unearned income at December 31, 2004, compared to .21% one year earlier. Specific valuation allowances totaling $442,000 have been established for these nonaccrual loans. Loans 90 days past due increased from $1,128,000 for 2003 to $2,969,000 for 2004, but $2,881,000 or 97% of those loans were real estate secured and present limited loss exposure to the Company.

The following table summarizes the past due and non-performing assets of the Company as of December 31.

(Dollars in thousands)	2004	2003	2002	2001	2000

Non-performing assets:
Non-accrual loans	$1,469	$1,002	$771	$943	$623
Other real estate and other assets owned	391	-	54	56	14
Total non-performing assets	1,860	1,002	825	999	637
Loans 90 days past due	2,969	1,128	374	1,532	1,333
Total non-performing assets and past due loans	$4,829	$2,130	$1,199	$2,531	$1,970

Non-accrual loans to total loans at period end	.25%	.21%	.18%	.24%	.16%
Non-accrual loans and past due loans,
to total loans at period end	.75%	.45%	.26%	.64%	.51%

During 2004, there was no change in the methods or assumptions affecting the allowance methodology. The provision for credit losses was $931,000 for the year, compared to $335,000 for 2003. The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations. Historically, the Company has experienced the majority of its losses in the commercial loan portfolio, which are typically not secured by real estate. Because the majority of loan growth is in loans secured by real estate, which have experienced minimal losses over the past five years, the required allowance for those type of loans is minimal compared to the amount required for non real estate secured commercial loans.

Net charge-offs during 2004 were $725,000, compared to $392,000 during 2003 and 2002. The increase relates primarily to losses identified in December 2004 attributable to a single commercial loan relationship. The allowance increased $632,000, or 15.6%, of which $426,000 is due to the acquisition of Felton Bank. During 2003, the allowance decreased $57,000, or 1.4%, totaling $4,060,000 or ..89% of total loans at December 31, 2003.

The overall quality of the loan portfolio was strong at December 31, 2004, with nonaccrual loans and delinquencies within acceptable levels for the industry. There was no unallocated portion of the allowance at December 31, 2004, compared to 1.3% of the total allowance at December 31, 2003. The allowance pertaining to commercial, financial and agricultural loans represented 39.7% of the total allowance at December 31, 2004, compared to 33.5% at December 31, 2003. The decline is attributable in part to the improved condition of several large commercial customers, the recognition of previously identified losses, and improved underwriting practices. The amount of the reserve allocated to real estate mortgage loans decreased from 55% at December 31, 2003 to 48.2% at December 31, 2004. Growth in the allowance in 2004 is concentrated in the commercial and construction loan categories as these types of loans have more risk than consumer and commercial real estate secured loans. The Company’s loans are primarily made in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and in Kent County, Delaware.

Real estate mortgage loans represented 68.3% of the portfolio at December 31, 2004, compared to 75.2% at December 31, 2003. The Company has experienced relatively low historical losses with respect to these loans as a result of underlying collateral values, its substantial experience in the markets it serves, and its conservative lending practices. Real estate secured construction and land development loans increased to 16.3% of the total loan portfolio at December 31, 2004, compared to 7.7% one year ago.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31,

	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial, Financial and Agricultural	$1,863	12.3%	$1,362	13.6%	$1,869	14.1%	$1,563	15.0%	$1,694	14.3%
Real Estate-Construction	429	16.3	253	7.7	172	5.8	135	5.2	126	4.9
Real Estate-Mortgage	2,262	68.3	2,231	75.2	1,825	76.2	1,918	74.8	1,807	76.1
Consumer	138	3.1	160	3.5	169	3.9	387	5.0	412	4.7
Unallocated	-	-	54	-	82	-	186	-	160	-
	$4,692	100%	$4,060	100%	$4,117	100%	$4,189	100%	$4,199	100%

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

The Company does not utilize derivative financial or commodity instruments or hedging strategies in its management of interest rate risk. Since the Company is not exposed to market risk from trading activities and does not utilize hedging strategies or off-balance sheet management strategies, the Asset/Liability Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The difference between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. As of December 31, 2004, the Company had a negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $41.8 million, or 5.3% of total assets. Rates paid for interest bearing liabilities reached their theoretical floors during 2004, but currently offered rates for time deposits began to increase during the second half of the year. As of December 31, 2003, the Company likewise had a negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $52.1 million, or 7.4% of total assets.

The following table summarizes the Company’s interest sensitivity at December 31, 2004. Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed-rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year		Non-
	Within	through	through	After	Sensitive
December 31, 2004	3 Months	12 Months	5 Years	5 Years	Funds	Total
(Dollars in Thousands)
ASSETS:
Loans	$316,924	$56,115	$181,350	$41,068	$(4,691)	$590,766
Investment securities	575	7,271	72,736	37,447	1,067	119,096
Interest bearing deposits with other banks	961	-	-	-	-	961
Federal funds sold	20,539	-	-	-	-	20,539
Other assets	-	-	-	-	59,236	59,236
Total Assets	$338,999	$63,386	$254,086	$78,515	$55,612	$790,598
LIABILITIES:
Certificates of deposit $100,000 and over	$10,532	$41,734	$39,049	$-	$-	$91,315
Other time deposits	19,715	36,057	99,835	-	-	155,607
Savings and money market	196,752	-	-	-	-	196,752
NOW and SuperNOW	112,327	-	-	-	-	112,327
Noninterest bearing demand	-	-	-	-	102,672	102,672
Short-term borrowings	27,106	-	-	-	-	27,106
Long-term debt	-	-	5,000	-	-	5,000
Other liabilities	-	-	-	-	6,843	6,843
STOCKHOLDERS’ EQUITY	-	-	-	-	92,976	92,976
Total Liabilities and Stockholders’ Equity	$366,432	$77,791	$143,884	$-	$202,491	$790,598
Excess	$(27,433)	$(14,405)	$110,202	$78,515	$(146,879)	$-
Cumulative Excess	$(27,433)	$(41,838)	$68,364	$146,879	$-	$-
Cumulative Excess as percent of total assets	(3.47)%	(5.29)%	8.76%	18.58%	-	-

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2004 and 2003, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
2004
% Change in Net Interest Income	8.90%	5.19%	(6.41)%	(14.09)%	+ 25%
% Change in Fair Value of Capital	2.49%	1.90%	(4.08)%	(10.31)%	+15%

2003
% Change in Net Interest Income	8.20%	5.07%	(7.39)%	(14.57)%	+ 25%
% Change in Fair Value of Capital	3.42%	2.44%	(5.22)%	(11.17)%	+15%

The slight change in the Company’s interest rate sensitivity profile from 2003 to 2004 resulted from a decline in the Company’s excess liabilities repricing within one year from $52.1 million at December 31, 2003 to $41.8 at December 31, 2004.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further information about these arrangements is provided in Note 20 to Consolidated Financial Statements.

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity Management

Liquidity describes the ability of the Company to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The Company has arrangements with correspondent banks whereby it has $19,500,000 available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by its portfolio of readily marketable investments that can be converted to cash. The Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. At December 31, 2004 the Federal Home Loan Bank had issued a letter of credit in the amount of $20,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits.

At December 31, 2004, the Company’s loan to deposit ratio was 90%, which is approximately 10% higher than one year ago. Investment securities available for sale totaling $103,434,000 were available for the management of liquidity and interest rate risk. Cash and cash equivalents were $43,551,000 at December 31, 2004, which is $3,180,000 less than one year ago. Management is not aware of any demands, commitments, events or uncertainties that will materially affect the Company’s ability to maintain liquidity at satisfactory levels.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

	Within	One to	Three to	Over five
(Dollars in Thousands)	one year	three years	five years	years
Deposits without a stated maturity(a)	$411,751	$-	$-	$-
Certificates of Deposit(a)	108,037	87,305	51,580	-
Short-term borrowings	27,106	-	-	-
Long-term debt	-	5,000	-	-
Operating Leases	243	170	-	-
Purchase obligations	4,796	-	-	-
Contingent earn-out payments	2,913	-	-	-
	$555,476	$92,475	$51,580	$-

(a) Includes accrued interest payable

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item may be found in Item 7 of Part II of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk Management”, which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Stegman and Company
Baltimore, Maryland
March 11, 2005

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

ASSETS
Cash and due from banks	$22,050,846	$19,391,392
Interest bearing deposits with other banks	960,812	9,897,025
Federal funds sold	20,539,412	17,442,889
Investment securities:
Available for sale - at fair value	103,433,819	144,368,198

Held to maturity - at amortized cost - fair value of (2004) $15,802,385 and (2003) $15,584,968	15,662,077	15,313,009
Loans, less allowance for credit losses (2004) $4,692,202 and (2003) $4,059,964	590,765,937	470,894,601
Insurance premiums receivable	385,923	844,576
Premises and equipment, net	13,069,835	11,301,549
Accrued interest receivable on loans and investment securities	3,275,042	3,041,981
Investment in unconsolidated subsidiary	859,133	1,202,786
Goodwill	11,938,714	5,990,132
Other intangible assets	2,242,367	1,580,902
Deferred income taxes	1,542,544	855,640
Other real estate	390,825	-
Other assets	3,480,229	3,254,315
Total assets	$790,597,515	$705,378,995

LIABILITIES
Deposits:
Noninterest bearing demand	$102,671,672	$91,669,053
NOW and Super NOW	112,326,736	103,415,076
Certificates of deposit, $100,000 or more	91,315,421	71,385,479
Other time and savings	352,358,525	325,939,805
	658,672,354	592,409,413

Accrued interest payable	630,062	415,185
Short-term borrowings	27,106,241	20,957,294
Long term debt	5,000,000	5,000,000
Contingent earn-out payments payable	3,312,500	-
Other liabilities	2,900,705	3,069,623
Total liabilities	697,621,862	621,851,515

STOCKHOLDERS’ EQUITY

Common stock, par value $.01, authorized 35,000,000 shares; issued and outstanding
(2004) 5,515,198 shares; (2003) 5,400,793 shares	55,152	54,008
Additional paid in capital	28,016,571	24,231,213
Retained earnings	65,182,004	58,932,021
Accumulated other comprehensive (loss) income	(278,074)	310,238
Total stockholders’ equity	92,975,653	83,527,480
Total liabilities and stockholders’ equity	$790,597,515	$705,378,995

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

INTEREST INCOME
Loans, including fees	$33,034,103	$28,916,967	$29,604,305
Interest and dividends on investment securities:
Taxable	4,353,701	4,314,727	5,615,608
Tax-exempt	601,803	603,421	483,731
Federal funds sold	254,618	301,316	453,458
Other interest	46,568	202,025	149,300
Total interest income	38,290,793	34,338,456	36,306,402

INTEREST EXPENSE
NOW and Super NOW accounts	409,441	503,993	753,898
Certificates of deposit, $100,000 or more	2,345,737	2,503,373	3,031,783
Other time and savings	5,787,514	6,305,204	8,157,742
Interest on short-term borrowings	214,504	178,052	243,001
Interest on long term debt	252,642	251,951	251,952
Total interest expense	9,009,838	9,742,573	12,438,376

NET INTEREST INCOME	29,280,955	24,595,883	23,868,026

PROVISION FOR CREDIT LOSSES	931,345	335,000	356,066

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,349,610	24,260,883	23,511,960

NONINTEREST INCOME
Service charges on deposit accounts	2,470,350	1,928,521	1,915,103
Other service charges and fees	1,169,648	648,251	582,329
Gain on sale of securities	41,440	447,713	26,126
Recognized loss on impairment of securities	(657,500)	(131,394)	-
Insurance agency commissions	6,383,212	6,036,792	2,871,620
Other operating income	816,450	914,839	573,311
	10,223,600	9,844,722	5,968,489
NONINTEREST EXPENSE
Salaries and wages	10,658,637	9,372,409	7,386,228
Employee benefits	3,101,617	2,871,206	2,187,051
Occupancy expense	1,448,320	1,225,476	1,019,380
Furniture and equipment expense	978,635	808,143	738,362
Data processing	1,309,746	955,108	889,329
Directors’ fees	553,249	569,039	471,618
Amortization of other intangible assets	306,533	215,786	129,484
Other operating expenses	4,177,648	3,327,042	3,139,012
	22,534,385	19,344,209	15,960,464

INCOME BEFORE INCOME TAXES	16,038,825	14,761,396	13,519,985
Federal and state income taxes	5,840,624	5,265,701	4,729,841

NET INCOME	$10,198,201	$9,495,695	$8,790,144

Basic earnings per common share	$1.86	$1.77	$1.64

Diluted earnings per common share	$1.84	$1.74	$1.62

Cash dividends paid per common share	$.72	$.66	$.60

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2002	$53,330	$23,039,084	$47,411,873	$466,346	$70,970,633
Comprehensive income:
Net income	-	-	8,790,144	-	8,790,144
Other comprehensive income, net of tax:
Unrealized gain on available for
sale securities, net of reclassification
adjustment of $(416)	-	-	-	685,490	685,490

Total comprehensive income	9,475,634

Shares repurchased and retired	(12)	(20,832)	-	-	(20,844)
Shares issued in purchase accounting acquisitions	390	799,610	-	-	800,000
Shares issued for employee stock
based awards and related tax effects	13	19,746	-	-	19,759
Cash dividends paid $.60 per share	-	-	(3,217,282)	-	(3,217,282)

Balances, December 31, 2002	53,721	23,837,608	52,984,735	1,151,836	78,027,900
Comprehensive income:
Net income	-	-	9,495,695	-	9,495,695
Other comprehensive income, net of tax:
Unrealized loss on available for
sale securities, net of reclassification adjustment
of $(104,509)	-	-	-	(841,598)	(841,598)
Total comprehensive income					8,654,097

Shares issued for employee stock
based awards and related tax effects	287	393,605	-	-	393,892
Cash dividends paid $.66 per share	-	-	(3,548,409)	-	(3,548,409)

Balances, December 31, 2003	54,008	24,231,213	58,932,021	310,238	83,527,480
Comprehensive income:
Net income	-	-	10,198,201	-	10,198,201
Other comprehensive income, net of tax:
Unrealized loss on available for
sale securities, net of reclassification
adjustment of $225,865	-	-	-	(588,312)	(588,312)
Total comprehensive income	-	-	-	-	9,609,889
Shares issued for employee stock
based awards and related tax effects	316	577,805	-	-	578,121
Shares issued for purchase accounting acquisition	828	3,207,553	-	-	3,208,381
Cash dividends paid $.72 per share	-	-	(3,948,218)	-	(3,948,218)
Balances, December 31, 2004	$55,152	$28,016,571	$65,182,004	$(278,074)	$92,975,653

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,198,201	$9,495,695	$8,790,144
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,474,954	1,521,160	1,266,580
Discount accretion on debt securities	(116,838)	(60,236)	(110,316)
Gain on sale of securities	(41,440)	(579,107)	(26,126)
Recognized loss on impairment of securities	657,500	131,394	-
Provision for credit losses, net	931,345	335,000	356,000
Deferred income taxes	(273,569)	75,412	(19,996)
Loss (gain) on disposal of premises and equipment	37,789	-	(1,125)
Loss on other real estate owned	-	2,143	4,000
Net changes in:
Insurance premiums receivable	458,653	774,582	(1,619,158)
Accrued interest receivable	(877)	(83,542)	362,484
Other assets	75,538	(387,710)	(300,028)
Accrued interest payable	46,269	(221,558)	(148,251)
Other liabilities	(314,669)	(132,195)	2,077,457

Net cash provided by operating activities	13,132,856	10,871,038	10,631,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	16,955,388	8,770,500	3,017,109
Proceeds from maturities and principal payments
of securities available for sale	63,612,769	112,185,011	79,132,663
Purchases of securities available for sale	(31,222,203)	(156,031,628)	(77,385,015)
Proceeds from maturities and principal payments
of securities held to maturity	2,155,368	2,836,613	3,991,642
Purchases of securities held to maturity	(2,533,504)	(5,051,827)	(6,223,062)
Net increase in loans	(83,345,923)	(35,807,512)	(47,306,853)
Purchase of premises and equipment	(1,827,159)	(3,469,743)	(1,599,409)
Proceeds from sale of other real estate owned	-	51,973	43,000
Proceed from sale of investment in unconsolidated subsidiary	379,490	-	-
Proceeds from sale of premises and equipment	-	-	22,000
Acquisition, net of stock issued and cash acquired	(234,845)	-	(5,949,073)

Net cash used in investing activities	(36,060,619)	(76,516,613)	(52,256,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW,
money market, and savings deposits	6,901,851	76,290,829	36,418,059
Net increase (decrease) in certificates of deposit	10,365,672	(29,073,330)	21,304,227
Net increase (decrease) in short-term borrowings	6,148,947	(1,050,823)	4,954,253
Proceeds from issuance of common stock	279,275	290,308	17,031
Repurchase of common stock	-	-	(20,844)
Dividends paid	(3,948,218)	(3,548,410)	(3,217,282)

Net cash provided by financing activities	19,747,527	42,908,574	59,455,444

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,180,236)	(22,737,001)	17,830,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,731,306	69,468,307	51,638,196

CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,551,070	$46,731,306	$69,468,307

Supplemental cash flows information:

Interest paid	$8,794,961	$9,964,131	$12,586,627

Income taxes paid	$5,832,108	$5,559,256	$4,680,382

Transfers from loans to other real estate	$390,825	$-	$45,000

Details of acquisitions:
Fair value of assets acquired	$49,538,073	$-	$307,611
Fair value of liabilities acquired	(49,309,778)	-	-
Stock issued for acquisition	(3,208,381)	-	(800,000)
Purchase price in excess of net assets acquired	3,214,931	-	6,441,462
Net cash paid for acquisition	$234,845	$-	$5,949,073

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

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

Nature of Operations
The Company provides commercial banking services from its locations in the Maryland Counties of Talbot, Queen Anne’s, Kent, Caroline, and Dorchester and Kent County in Delaware. Its primary source of revenue is from providing commercial, real estate and consumer loans to customers located on the Delmarva Peninsula. A full range of insurance and investment services are offered through the Company’s nonbank subsidiaries.

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

The allowance for credit losses is a material estimate that is particularly susceptible to significant changes in the near-term. Management believes that the allowance for credit losses is sufficient to address the probable losses in the current portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Investment Securities Available for Sale
Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment Securities Held to Maturity
Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company intends and has the ability to hold such securities until maturity. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to ten years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and ten to forty years for buildings and building improvements. Land improvements are amortized over a period of fifteen years; and leasehold improvements are amortized over the term of the respective lease. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding fifteen years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over fifteen years. Note 8 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the effect of the adoption of SFAS No. 142.

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

Stock-Based Compensation
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the years ended December 31, 2004, 2003, and 2002. If the Company had elected to recognize compensation cost based on fair value of the award on date of grant and recognized cost based upon the vesting dates under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31:

	2004	2003	2002
Net income:
As reported	$10,198,201	$9,495,695	$8,790,144
Less pro forma stock-based compensation expense determined under the fair
value method, net of related tax effects	(49,407)	(32,328)	(29,700)
Pro forma net income	$10,148,794	$9,463,367	$8,760,444

Basic net income per share:
As reported	$1.86	$1.77	$1.64
Pro forma	1.85	1.76	1.64

Diluted earnings per share
As reported	$1.84	$1.74	$1.62
Pro forma	1.83	1.74	1.62

The pro forma amounts are not representative of the effects on reported net income for future years.

Advertising Costs
Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $217,000, $169,000, and $179,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on July 1, 2005. The Company will transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after July 1, 2005. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of July 1, 2005 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. The Company does not expect the impact of utilizing the “modified prospective application” to adopt SFAS No. 123R to be materially different from the pro forma information shown above in this Note 1 under “Stock-Based Compensation.”

In March 2004,FASB Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of the impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-01 were initially effective for periods beginning after June 15, 2004. In September 2004, however, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity. During 2004, the Company recorded a $657,500 write-down relating to its investment in FHLMC preferred stock whose decline in value was determined to be other-than-temporary.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchase’s initial investment and prohibits carrying over valuation allowances from the seller for those-individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchase’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Company’s financial condition, result of operations, or liquidity.

Reclassifications
Certain amounts in the prior year statements have been reclassified to conform to the current year’s presentation.

NOTE 2. ACQUISITIONS

On April 1, 2004, the Company completed its merger with Midstate Bancorp, Inc., a Delaware bank holding company (“Midstate Bancorp”). Pursuant to the merger agreement, each outstanding share of common stock of Midstate Bancorp was converted into the right to receive (i) $31.00 in cash, plus (ii) 0.8732 shares of the common stock of the Company, with cash being paid in lieu of fractional shares at the rate of $33.83 per share. The Company paid $2,953,710 in cash and issued 82,786 shares of common stock to stockholders of Midstate Bancorp in connection with the merger. The Company recorded approximately $2,636,000 of Goodwill and $968,000 of other intangible assets as a result of the acquisition.

On May 1, 2002, the Company acquired certain assets of The Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The acquisition agreement called for a deferred payment (earn-out) to be made on or before February 15, 2005, the exact amount of which would depend upon the acquired business meeting certain performance criteria through December 31, 2004. The Company recorded a deferred payment of $2,800,000 on December 31, 2004 as additional Goodwill. On November 1, 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full service insurance agency located in Centreville, Maryland. The acquisition agreement called for a deferred payment (earn-out) to be made on or before December 16, 2005, the exact amount of which would depend upon the acquired business meeting certain performance criteria through December 31, 2004. The Company has not yet made this payment but recorded a deferred payment of $512,500 on December 31, 2004 as additional Goodwill.

NOTE 3. CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such balances averaged approximately $11,877,000 and $9,276,000 during 2004 and 2003, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for sale securities:	Cost	Gains	Losses	Value
December 31, 2004:
Obligations of U.S. Government agencies and corporations	$74,961,442	$46,913	$539,525	$74,468,830
Other securities:
Mortgage backed securities	24,379,611	199,610	165,979	24,413,242
Federal Home Loan Bank stock	1,614,100	-	-	1,614,100
Federal Reserve Bank stock	302,250	-	-	302,250
Federal Home Loan Mortgage Corporation
Cumulative preferred stock	2,342,500	-	-	2,342,500
Equity securities	284,180	8,717	-	292,897
	$103,884,083	$255,240	$705,504	$103,433,819
December 31, 2003:
Obligations of U.S. Government agencies and corporations	$103,936,791	$542,450	$215,488	$104,263,753
Other securities:
Mortgage backed securities	30,195,164	553,683	153,979	30,594,868
Federal Home Loan Bank stock	2,469,400	-	-	2,469,400
Federal Reserve Bank stock	302,250	-	-	302,250
Federal Home Loan Mortgage Corporation
Cumulative preferred stock	5,972,500	32,500	247,500	5,757,500
Equity securities	978,641	1,786	-	980,427
	$143,854,746	$1,130,419	$616,967	$144,368,198

Held to Maturity securities:
December 31, 2004
Obligations of states and political subdivisions	$15,658,414	$219,019	$79,047	$15,798,386
Mortgage backed securities	3,663	336	-	3,999
	$15,662,077	$219,355	$79,047	$15,802,385
December 31, 2003
Obligations of states and political subdivisions	$15,307,658	$323,029	$51,600	$15,579,087
Mortgage backed securities	5,351	530	-	5,881
	$15,313,009	$323,559	$51,600	$15,584,968

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2004 are as follows:

	Continuous unrealized losses existing for:
		Less than 12	12 Months	Total Unrealized
Available for sale securities:	Fair Value	Months	or More	Losses
Obligations of U.S. Government
Agencies and Corporations	$56,061,108	$420,979	$118,546	$539,525
Mortgage-backed securities	13,138,768	63,857	102,122	165,979
	$69,199,876	$484,836	$220,668	$705,504

The available-for-sale investment portfolio has a fair value of approximately $103 million, of which approximately $69 million have unrealized losses from their purchase price. Of these securities, $56 million or 81% are government agency bonds, and $13 million or 19% are mortgage-backed securities. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal loss (approximately 1.02%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. During 2004, the Company recorded impairment losses in the amount of $657,500 for losses on Freddie Mac Preferred Stock investments that were determined to be other than temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2004 are as follows:

	Continuous unrealized losses existing for:
		Less than 12	12 Months	Total Unrealized
Held-to-Maturity:	Fair Value	Months	or More	Losses

Obligations of states and political subdivisions	$5,770,037	$31,906	$47,141	$79,047

The held-to-maturity investment portfolio has a fair value of approximately $16 million, of which approximately $6 million have some unrealized losses from their purchase price. The securities representing the unrealized losses in the held-to-maturity portfolio are all municipal securities with modest duration risk, low credit risk, and minimal losses (approximately .50%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2004 are as follows:

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,176,846	$8,147,033	$1,013,541	$1,023,037
Due after one year through five years	79,323,330	79,004,649	4,566,629	4,630,620
Due after five years through ten years	5,112,415	5,060,055	7,130,397	7,137,173
Due after ten years	6,728,462	6,670,335	2,951,510	3,011,555
	99,341,053	98,882,072	15,662,077	15,802,385
Equity securities	4,543,030	4,551,747	-	-
	$103,884,083	$103,433,819	$15,662,077	$15,802,385

The maturity date for mortgage-backed securities is determined by its expected maturity. The maturity date for the remaining debt securities is determined using its contractual maturity date.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. All pledged securities are held in the available for sale investment portfolio.

	December 31, 2004		December 31,2003
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available for sale	$77,185,632	$76,863,198	$68,483,332	$68,881,748

There were no obligations of states or political subdivisions whose carrying value, as to any issuer, exceeded 10% of stockholders’ equity at December 31, 2004 or 2003.

Proceeds from sales of investment securities were $16,955,000, $8,771,000, and $3,017,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Gross gains from sales of investment securities were $129,000, $449,000, and $26,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Gross losses were $88,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. There were no gross losses in 2002.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company grants residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware. The principal categories of the loan portfolio at December 31 are summarized as follows:

	2004	2003
Real estate loans:
Construction and land development	$97,010,075	$36,639,173
Secured by farmland	18,740,634	14,401,354
Secured by residential properties	240,594,157	221,309,705
Secured by non-farm, nonresidential properties	147,207,463	121,338,281
Loans to farmers (loans to finance agricultural production and other loans)	4,495,116	3,518,341
Commercial and industrial loans	68,163,985	60,153,828
Loans to individuals for household, family, and other personal expenditures	18,485,816	16,498,761
Obligations of states and political subdivisions in the United States, tax-exempt	1,082,824	1,060,363
All other loans	133,156	159,063
	595,913,226	475,078,869
Net deferred loan fees/costs	(455,087)	(124,304)
	595,458,139	474,954,565
Allowance for credit losses	(4,692,202)	(4,059,964)
	$590,765,937	$470,894,601

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, 2004 and 2003, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $16,384,000, and $12,014,000, respectively. During 2004 and 2003, loan additions were approximately $10,031,000 and $3,149,000, and loan repayments were approximately $5,661,000 and $3,307,000, respectively.

Activity in the allowance for credit losses is summarized as follows:

	2004	2003	2002

Balance, beginning of year	$4,059,964	$4,116,598	$4,189,368

Loans charged off:
Real estate loans	(130,624)	(7,369)	(86,623)
Installment loans	(94,052)	(113,717)	(170,187)
Commercial and other	(662,246)	(409,329)	(282,081)
	(886,922)	(530,415)	(538,891)
Recoveries:
Real estate loans	19,681	35,060	15,541
Installment loans	62,896	56,592	76,177
Commercial and other	79,093	47,129	18,337
	161,670	138,781	110,055

Net loans charged off	(725,252)	(391,634)	(428,836)
Allowance of acquired institution	426,145	-	-
Provision	931,345	335,000	356,066

Balance, end of year	$4,692,202	$4,059,964	$4,116,598

 Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

	2004	2003	2002
Impaired loans with valuation allowance	$1,245,881	$729,340	$433,091
Impaired loans with no valuation allowance	222,784	272,348	379,355

Total impaired loans	$1,468,665	$1,001,688	$812,446

Allowance for loan losses related to impaired loans	$441,930	$349,268	$116,024
Allowance for loan losses related to other than impaired loans	4,250,272	3,710,696	4,000,574

Total allowance for loan losses	$4,692,202	$4,059,964	$4,116,598

Interest income on impaired loans recorded on the cash basis	$11,177	$26,464	$78,312

Average recorded investment in impaired loans for the year	$1,174,632	$826,098	$676,565

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2004	2003
Land	$3,313,344	$2,928,862
Buildings and land improvements	10,628,881	9,279,151
Furniture and equipment	6,013,936	5,403,013
	19,956,161	17,611,026
Accumulated depreciation	(6,886,326)	(6,309,477)
	$13,069,835	$11,301,549

Depreciation expense totaled $846,359, $702,042 and $576,390 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $314,015, $330,927 and $267,418, respectively. Future minimum annual rental payments are approximately as follows:

2005	$243,280
2006	139,690
2007	29,867
2008 and thereafter	-
Total minimum lease payments	$412,837

NOTE 7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At December 31, 2004, the Company owned, through The Centreville National Bank of Maryland (“Centreville National Bank”), 20.00% of the outstanding common stock of the Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”). During 2004, Centreville National Bank sold shares of Delmarva Data to another institution. The investment is carried at cost, adjusted for the Company’s equity in Delmarva Data’s undistributed income.

	December 31
	2004	2003	2002

Balance, beginning of year	$1,202,786	$1,165,567	$1,125,567
Sale of stock	(379,490)	-	-
Equity in net income	35,837	37,219	40,000

Balance, end of year	$859,133	$1,202,786	$1,165,567

Data processing and other expenses paid to Delmarva Data totaled approximately $1,554,000, $1,277,000, and $1,063,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, goodwill is no longer being amortized but rather tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill will continue to be amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

	2004				2003
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$12,605,832	$667,118	$11,938,714	-	$6,657,250	$667,118	$5,990,132	-
Core Deposit Intangible	968,000	90,748	877,252	7.3	-	-	-
Unidentifiable intangible
resulting from branch acquisitions	104,144	89,685	14,459	2.1	104,144	82,742	21,402	3.1
Insurance expirations	1,270,000	216,778	1,053,222	12.4	1,270,000	132,111	1,137,889	13.4
Other identifiable intangibles	620,883	323,449	297,434	2.4	620,883	199,272	421,611	3.4
Total	$15,568,859	$1,387,778	$14,181,081		$8,652,277	$1,081,243	$7,571,034

Future annual estimated annual amortization expense is as follows:

2005	$336,786
2006	336,786
2007	247,632
2008	205,667
2009	205,667

Under the provisions of SFAS No. 142, goodwill was subjected to an annual assessment for impairment during 2004. As a result of annual assessment reviews, the Company determined that there was no impairment of goodwill. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2004 and 2003 was $91,315,000 and $71,385,000, respectively.

The approximate maturities of time deposits at December 31, 2004 are as follows:

Due in one year or less	$108,037,000
Due in one to three years	87,305,000
Due in three to five years	51,580,000
$246,922,000

NOTE 10. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2004 and 2003 consisted of securities sold under agreements to repurchase. These short-term obligations represent securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Treasury Notes or Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities. The Company may periodically borrow from a correspondent federal funds line of credit arrangement or a secured reverse repurchase agreement to meet short-term liquidity needs. The following table summarizes certain information for short-term borrowings:

	2004	2003

Average amount outstanding during the year	$25,590,183	$23,071,327
Weighted average interest rate during the year	.84%	.77%
Amount outstanding at year end	$27,106,241	$20,957,294
Weighted average rate at year end	.80%	.63%
Maximum amount at any month end	$30,845,388	$29,780,959

NOTE 11. LONG-TERM DEBT

As of December 31, 2004 and 2003, the Company had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at an interest rate of 4.97%, due March 29, 2006. The Company has pledged its wholly owned residential real estate mortgage loan portfolio under a blanket floating lien as collateral for this advance.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan
The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $750,260 (2004), $728,812 (2003), and $592,413 (2002).

The Felton Bank has a 401(k) plan covering substantially all full-time employees. The plan calls for matching contributions by the Felton Bank. During 2004, matching contributions totaled $10,244.

NOTE 13. STOCK OPTION PLANS

The Company has two stock option plans whereby incentive and nonqualified stock options may be granted periodically to directors, executive officers, and key employees at the discretion of the Company’s Compensation Committee. The plans provide for both immediate and graduated vesting schedules and originally reserved 194,000 shares of common stock for grant. At December 31, 2004, a total of 53,966 shares remained available for grant under the plans. The plans were adopted in 1998 and 1995 and the options granted have a life not to exceed ten years.

The Company also has an Employee Stock Purchase Plan that was adopted in 1998 and amended in 2003 that allows employees to receive options to purchase common stock at an amount equivalent to 85% of the fair market value of the common stock. As amended, the plan reserved 45,000 shares of common stock for issuance under the plan. There were 23,681 shares available for grant under the plan at December 31, 2004.

Following is a summary of changes in shares under option for all plans for the years indicated:

	Year Ended December 31,
	2004		2003
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	113,084	$12.25	139,534	$11.52
Granted	5,979	24.98	5,401	24.03
Exercised	(32,826)	9.64	(29,309)	10.03
Expired/Cancelled	(1,012)	20.49	(2,542)	22.95
Outstanding at end of year	85,225	$14.05	113,084	$12.25

Weighted average fair value of options granted during the year		$8.26		$7.12

The following summarizes information about options outstanding at December 31, 2004:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life
$ 6.85	4,323	4,323.61
8.78	47,880	47,880	1.95
32.00	4,000	4,000	4.05
21.00	3,570	2,676	5.05
19.75	16,935	5,265	7.42
24.03	3,196	3,196.26
24.98	5,321	5,321	1.68
	85,225	72,661

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options that vest during the years ended December 31, 2004.

	2004	2003
Dividend yield	2.29%	1.70%
Expected volatility	27.60%	20.00%
Risk free interest	4.0%	4.23%
Expected lives (in years)	2.25	2.17

NOTE 14. DEFERRED COMPENSATION

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer. The plan calls for fixed annual payments of $20,000 to be credited to the participant’s account. The participant is 100% vested in amounts credited to his account. Contributions to the plan were $20,000 in 2004, 2003, and 2002.

Centreville National Bank has agreements with certain of its directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by Centreville National Bank, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. Cash surrender values and the accrued benefit obligation included in other assets and other liabilities at December 31 are as follows:

	2004	2003
Cash surrender value	$2,046,706	$1,970,630
Accrued benefit obligations	820,719	697,633

NOTE 15. INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

	2004	2003
Federal income taxes currently (receivable) payable	$263,652	$(25,038)
State income taxes currently payable	86,100	42,666
Deferred income tax benefits	1,542,544	855,640

Components of income tax expense for each of the three years ended December 31 are as follows:

	2004	2003	2002
Currently payable:
Federal	$4,913,929	$4,500,099	$4,091,475
State	918,988	826,384	670,478
	5,832,917	5,326,483	4,761,953
Deferred income tax expense (benefits):
Federal	5,399	(50,635)	(27,431)
State	2,308	(10,147)	(4,681)
	7,707	(60,782)	(32,112)
	$5,840,624	$5,265,701	$4,729,841

A reconciliation of tax computed at the statutory federal tax rates of 35% to the actual tax expense for the three years ended December 31 follows:

	2004	2003	2002
Tax at federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(1.5)	(2.0)	(2.0)
Non-deductible expenses	.2	.1	.1
State income taxes, net of federal benefit	3.7	3.6	3.2
Other	(1.0)	(1.0)	(1.3)
Income tax expense	36.4%	35.7%	35.0%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003
Deferred tax assets:
Allowance for credit losses	$1,735,196	$1,435,285
Provision for off balance sheet commitments	57,850	42,566
Net operating loss carryforward	303,137	-
Unrealized losses on available for sale securities	172,169	-
Recognized loss on impaired securities	304,671	50,744
Loan fees	75,182	24,570
Deferred compensation	313,528	269,455
Total deferred tax assets	2,961,733	1,822,620
Deferred tax liabilities:
Depreciation	363,979	373,039
Purchase accounting adjustments	635,149	-
Federal Home Loan Bank stock dividend	27,613	27,613
Undistributed income of unconsolidated subsidiary	69,345	66,577
Loan origination fees and costs	288,934	258,500
Unrealized gains on available for sale securities	-	195,201
Other	34,169	46,050
Total deferred tax liabilities	1,419,189	966,980
Net deferred tax assets	$1,542,544	$855,640

The Company had unused net operating loss carryforward of approximately $816,000 at December 31, 2004 that resulted from the acquisition of the Felton Bank in 2004. In accordance with current tax laws, the Company is allowed to utilize the loss carryforward over a 20-year period beginning in 2004. The Company expects to utilize the entire loss carryforward.

NOTE 16. EARNINGS PER COMMON SHARE

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For the years ended December 31, 2004 and 2002 options to purchase 4,000 and 5,500 shares of common stock, respectively, were excluded from computing diluted earnings per share because their effects were antidilutive.

	2004	2003	2002
Basic:
Net income (applicable to common stock)	$10,198,201	$9,495,695	$8,790,144
Average common shares outstanding	5,482,928	5,376,618	5,358,969
Basic earnings per share	$1.86	$1.77	$1.64

Diluted:
Net income (applicable to common stock)	$10,198,201	$9,495,695	$8,790,144
Average common shares outstanding	5,482,928	5,376,618	5,358,969
Diluted effect of stock options	47,230	72,303	69,609
Average common shares outstanding - diluted	5,530,158	5,448,921	5,428,578
Diluted earnings per share	$1.84	$1.74	$1.62

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

The Company and each of The Talbot Bank of Easton, Maryland (“Talbot Bank”), Centreville National Bank, and The Felton Bank (“Felton Bank” and together with Talbot Bank and Centreville National Bank, the “Banks”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2004 that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency categorized Talbot Bank and Centreville National Bank, respectively, as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2004, Felton Bank did not meet the minimum total risk-based ratio to be categorized as well capitalized under the framework for prompt corrective action. The Company has since made additional capital contributions to the Felton Bank to achieve the minimum required total risk based capital ratio. Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on the ability of the Company or any of the Banks to remain in the well capitalized category.

Capital levels and ratios for the Company, Talbot Bank, Centreville National Bank and Felton Bank as of December 31, 2004 and 2003, compared with the minimum requirements, are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Company	$87,229,000	13.86%	$50,338,000	8.00%	$62,922,500	10.00%
Talbot Bank	$49,620,000	12.65%	$31,383,040	8.00%	$39,228,800	10.00%
Centreville National Bank	$27,691,000	14.69%	$15,085,280	8.00%	$18,856,600	10.00%
Felton Bank	$4,478,000	9.68%	$3,700,240	8.00%	$4,625,300	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$82,385,000	13.04%	$25,169,000	4.00%
Talbot Bank	$46,857,000	11.94%	$15,691,520	4.00%	$23,537,280	6.00%
Centreville National Bank	$26,121,000	13.85%	$7,542,640	4.00%	$11,313,960	6.00%
Felton Bank	$3,967,000	8.09%	$1,850,000	4.00%	$2,775,180	6.00%
Tier 1 Capital (to Average Assets):
Company	$82,385,000	10.67%	$30,885,600	4.00%
Talbot Bank	$46,857,000	10.76%	$17,411,920	4.00%	$21,764,900	5.00%
Centreville National Bank	$26,121,000	9.61%	$10,871,480	4.00%	$13,589,350	5.00%
Felton Bank	$3,967,000	6.58%	$2,410,200	4.00%	$3,012,750	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Company	$79,591,000	16.17%	$39,386,080	8.00%	$32,967,500	10.00%
Talbot Bank	$48,500,000	14.71%	$26,374,000	8.00%	$32,967,500	10.00%
Centreville National Bank	$26,335,000	16.66%	$12,648,960	8.00%	$15,811,200	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$75,421,000	15.32%	$19,693,040	4.00%
Talbot Bank	$45,688,000	13.86%	$13,187,040	4.00%	$21,857,420	6.00%
Centreville National Bank	$24,977,000	15.80%	$6,324,480	4.00%	$13,068,160	6.00%
Tier 1 Capital (to Average Assets):
Company	$75,421,000	10.73%	$28,128,920	4.00%
Talbot Bank	$45,688,000	10.45%	$17,485,800	4.00%	$21,857,250	5.00%
Centreville National Bank	$24,977,000	9.56%	$10,454,480	4.00%	$13,068,100	5.00%

Bank and holding company regulations, as well as Maryland and Delaware law, impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company. At December 31, 2004, the Banks could have paid dividends to the parent company of approximately $7,899,000 without the prior consent and approval of the regulatory agencies. The Company had no outstanding receivables from subsidiaries at year-end December 31, 2004 and 2003.

NOTE 18. LINES OF CREDIT

The Banks had $19,500,000 in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks. In addition, the Banks have credit availability of approximately $98,494,000 from the Federal Home Loan Bank of Atlanta. The Banks have pledged as collateral, under blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. At December 31, 2004 and 2003, the Federal Home Loan Bank had issued a letter of credit in the amounts of $20,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits.

NOTE 19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
For short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of December 31 are as follows:

	2004		2003
	Estimated	Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$43,551,070	$43,551,000	$46,731,306	$46,731,000
Investment securities	119,095,896	119,236,000	159,681,207	159,953,000
Loans	594,458,139	599,331,000	474,954,565	476,470,000
Less: allowance for loan losses	(4,692,202)	(4,692,000)	(4,059,964)	(4,060,000)
	$752,412,903	$757,426,000	$677,307,114	$679,094,000

Financial liabilities:
Deposits	$658,672,354	$653,693,000	$592,409,413	$595,767,000
Short-term borrowings	27,106,241	27,106,000	20,957,294	20,957,000
Long-term debt	5,000,000	5,114,000	5,000,000	5,284,000
	$690,778,595	$685,913,000	$618,366,707	$622,008,000
Unrecognized financial instruments:
Commitments to extend credit	$181,067,000	$-	$142,813,000	$-
Standby letters of credit	22,021,000	-	9,453,000	-
	$203,088,000	$-	$152,266,000	$-

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Commitments outstanding as of December 31 are as follows:

	2004	2003

Commitments to extend credit	$181,067,000	$142,813,000
Letters of credit	22,021,000	9,453,000
	$203,088,000	$152,266,000

NOTE 21. CONTINGENCIES

In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results, or liquidity.

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets:
Cash	$790,710	$733,612
Investment in subsidiaries	91,967,166	79,782,185
Investment in equity securities	-	100,035
Income taxes receivable	451,254	248,001
Premises and equipment, net	2,882,676	2,842,827
Other assets	83,865	108,359
Total assets	$96,175,671	$83,815,019

Liabilities:
Accounts payable	$112,883	$124,251
Deferred tax liability	287,135	163,288
Earn-out payment payable	2,800,000	-
	3,200,018	287,539
Stockholders’ equity:
Common stock	55,152	54,008
Additional paid in capital	28,016,571	24,231,213
Retained earnings	65,182,004	58,932,021
Accumulated other comprehensive (loss) income	(278,074)	310,238
Total stockholders’ equity	92,975,653	83,527,480
Total liabilities and stockholders’ equity	$96,175,671	$83,815,019

Condensed Statements of Income
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Dividends from subsidiaries	$7,665,535	$6,773,560	$9,096,080
Management and other fees from subsidiaries	2,174,187	1,315,960	-
Gain on sales of securities	-	80,000	-
Rental Income	97,771	33,333	-
Other investment income	-	11,000	11,000
Interest income	5,754	3,033	608
	9,943,247	8,216,886	9,107,688

Salaries and employee benefits	1,572,973	770,933	-
Occupancy expense	202,256	143,164	-
Other operating expenses	513,232	403,089	182,591
	2,288,461	1,317,186	182,591
Income before income tax benefit and
equity in undistributed income of subsidiary	7,654,786	6,899,700	8,925,097

Income tax expense(benefit)	396,717	489,819	(49,134)
Income before equity in undistributed income of subsidiary	7,258,069	6,409,881	8,974,231

Equity in undistributed income (loss) of subsidiary	2,940,132	3,085,814	(184,087)
Net income	$10,198,201	$9,495,695	$8,790,144

Condensed Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$10,198,201	$9,495,695	$8,790,144
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed (income)\loss of subsidiaries	(2,940,132)	(3,085,815)	184,087
Gain on sale of investment securities	-	(80,000)	-
Depreciation	75,098	34,716	-
Net (increase) decrease in other assets	155,059	(30,231)	(55,979)
Net increase (decrease) in other liabilities	112,479	180,871	(20,369)
Net cash provided by operating activities	7,600,705	6,515,236	8,897,883

Cash flows from investing activities:
Proceeds from sale of investment securities	-	360,000	-
Acquisition, net of stock issued	(3,724,645)	-	(5,105,497)
Purchases premises and equipment	(150,019)	(2,877,543)	-
Investment in subsidiaries	-	(53,711)	(550,000)
Net cash used by investing activities	(3,874,664)	(2,571,254)	(5,655,497)

Cash flows from financing activities:
Proceeds from issuance of common stock	279,275	290,308	17,031
Repurchase of common stock	-	-	(20,844)
Dividends paid	(3,948,218)	(3,548,410)	(3,217,282)
Net cash used by financing activities	(3,668,943)	(3,258,102)	(3,221,095)

Net increase in cash and cash equivalents	57,098	685,880	21,291
Cash and cash equivalents at beginning of year	733,612	47,732	26,441
Cash and cash equivalents at end of year	$790,710	$733,612	$47,732

NOTE 23. QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2004 is reported as follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2004
Interest income	$8,550	$9,345	$9,981	$10,415
Net interest income	6,422	7,087	7,704	8,068
Provision for credit losses	105	100	165	561
Income before income taxes	3,982	4,053	4,569	3,435
Net Income	2,516	2,600	2,935	2,147

Basic earnings per common share	$0.47	$0.47	$0.53	$0.39
Diluted earnings per common share	$0.46	$0.47	$0.53	$0.39

2003
Interest income	$8,628	$8,642	$8,339	$8,729
Net interest income	5,972	6,114	5,988	6,522
Provision for credit losses	90	70	75	100
Income before income taxes	3,999	3,794	3,442	3,526
Net Income	2,521	2,456	2,195	2,324

Basic earnings per common share	$0.47	$0.46	$0.40	$0.43
Diluted earnings per common share	$0.46	$0.45	$0.40	$0.43

Earnings per share are based upon quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 24. LINE OF BUSINESS RESULTS

The Company operates two primary businesses: Community Banking and Insurance Products and Services. The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland through its fifteen branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

A full range of insurance products and services are available to businesses and consumers in the Company’s market. Products include property and casualty, life, marine, individual health and long term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business is included in the following table:

	Community	Insurance products	Parent	Intercompany	Consolidated
(In thousands)	banking	and services	Company	Transactions	Total

2004
Net Interest income	$29,275	$-	$5	$-	$29,280
Provision for credit losses	931	-	-	-	931
Net interest income after provision	28,344	-	5	-	28,349

Noninterest income	3,586	6,617	2,272	(2,251)	10,224
Noninterest expense	16,875	5,622	2,288	(2,251)	22,534
Income before taxes	15,055	995	(11)	-	16,039
Income tax expense(benefit)	5,452	393	(4)	-	5,841
Net income	$9,603	$602	$(7)	$-	$10,198

Average assets	$764,000	$7,610	$3,270	$-	$774,880

2003
Net Interest income	$24,610	$(14)	$-	$-	$24,596
Provision for credit losses	335	-	-	-	335
Net interest income after provision	24,275	(14)	-	-	24,261

Noninterest income	3,695	6,037	1,430	(1,317)	9,845
Noninterest expense	14,324	5,020	1,317	(1,317)	19,344
Income before taxes	13,646	1,003	113	-	14,762
Income tax expense	4,868	358	40	-	5,266
Net income	$8,778	$645	$73	-	$9,496

Average assets	$670,022	$7,324	$1,301	-	$678,647

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2004 was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

During the fourth quarter of 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2004. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s registered public accounting firm are included on the following pages.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatement due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrity Framework. In performing this assessment, management excluded Felton Bank’s internal control over financial reporting associated with total assets of $63,213,000 and total revenues of $2,777,000 included in the Company’s consolidated financial statements as of and for the year ended December 31, 2004. Felton Bank was acquired in April 2004 and the excluded assets and revenues constitute 8% of the Company’s consolidated assets at December 31, 2004 and 5.7% of its revenues for the year ended December 31, 2004.

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Stegman and Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report, which is included herein on page 59.

March 11, 2005

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton

W. Moorhead Vermilye President and Chief Executive Officer	Susan E. Leaverton Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Shore Bancshares, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired The Felton Bank during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The Felton Bank’s internal control over financial reporting associated with total assets of $63,213,000 and total revenues of $2,777,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of The Felton Bank.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman and Company

Baltimore, Maryland
March 11, 2005

Item 9B.    Other Information

The Company intends to offer trust services to customers beginning in the second quarter of 2005. These services will be offered through Centreville National Bank, which must first apply for and receive authority from the OCC to exercise fiduciary powers. Although the Company believes that the OCC will approve Centreville National Bank’s request, there can be no assurance that the OCC will do so.

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The information provided in Item 5 of Part II of this report under the heading “EQUITY COMPENSATION PLAN INFORMATION” is incorporated herein by reference. All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1),(2) Financial statements and schedules:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income -- Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity -- Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows -- Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002

(3)  Exhibits required to be filed by Item 601 of Regulation S-K:

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

10.6
Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.7	Employment Agreement between The Felton Bank and Thomas H. Evans (filed herewith).

10.8
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.9	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.10	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Stegman & Company (filed herewith).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certification of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).

99.1	Risk Factors (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: March 16, 2005	By:	/s/ W. Moorhead Vermilye

W. Moorhead Vermilye President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	Director	March 16, 2005
Herbert L. Andrew, III

/s/ Blenda W. Armistead	Director	March 16, 2005
Blenda W. Armistead

/s/ Lloyd L. Beatty, Jr.	Director	March 16, 2005
Lloyd L. Beatty, Jr.

/s/ Paul M. Bowman	Director	March 16, 2005
Paul M. Bowman

/s/ David C. Bryan	Director	March 16, 2005
David C. Bryan

/s/ Daniel T. Cannon	Director	March 16, 2005
Daniel T. Cannon

/s/ Thomas H. Evans	Director	March 16, 2005
Thomas H. Evans

	Director	March 16, 2005
Steven F. Fulwood

/s/ Richard C. Granville	Director	March 16, 2005
Richard C. Granville

/s/ W. Edwin Kee, Jr.	Director	March 16, 2005
W. Edwin Kee

/s/ Neil R. LeCompte	Director	March 16, 2005
Neil R. Le Compte

/s/ Jerry F. Pierson	Director	March 16, 2005
Jerry F. Pierson

/s/ Christopher F. Spurry	Director	March 16, 2005
Christopher F. Spurry

/s/ W. Moorhead Vermilye	Director	March 16, 2005
W. Moorhead Vermilye	President/CEO

/s/ Susan E. Leaverton	Treasurer/	March 16, 2005
Susan E. Leaverton	Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

Exhibit 3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 14, 2000).

Exhibit 10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

Exhibit 10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

Exhibit 10.6
Employment Agreement between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

Exhibit 10.7	Employment Agreement between The Felton Bank and Thomas H. Evans (filed herewith).

Exhibit 10.8
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

Exhibit 10.9	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

Exhibit 10.10	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

Exhibit 21	Subsidiaries of the Company (filed herewith).

Exhibit 23	Consent of Stegman & Company (filed herewith).

Exhibit 31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

Exhibit 32.2	Certification of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).

Exhibit 99.1	Risk Factors (filed herewith).

63