Form 10-Q
period 2005-03-31
SHORE BANCSHARES INC
filed 2005-05-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X   No ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,527,145 issued and outstanding shares of common stock as of April 30, 2005.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
ASSETS:	2005	2004
	(unaudited)
Cash and due from banks	$22,495	$22,051
Interest bearing deposits with other banks	898	961
Federal funds sold	34,939	20,539
Investment securities:
Held-to-maturity, at amortized cost (fair value of, $15,374 and $15,802, respectively)	15,391	15,662
Available for sale, at fair value	108,499	103,434
Loans, less allowance for credit losses ($4,758, $4,692, respectively)	591,509	590,766
Insurance premiums receivable	540	386
Premises and equipment, net	13,595	13,070
Accrued interest receivable on loans and investment securities	3,561	3,275
Investment in unconsolidated subsidiary	859	859
Goodwill	11,939	11,939
Other intangible assets	2,158	2,242
Deferred income taxes	2,028	1,543
Other real estate owned	391	391
Other assets	3,689	3,480
TOTAL ASSETS	$812,491	$790,598

LIABILITIES:
Deposits:
Noninterest bearing demand	$103,414	$102,672
NOW and Super NOW	109,222	112,327
Certificates of deposit $100,000 or more	98,810	91,315
Other time and savings	367,336	352,358
Total Deposits	678,782	658,672
Accrued Interest Payable	812	630
Short term borrowings	28,331	27,106
Long term debt	5,000	5,000
Contingent earn-out payments payable	513	3,313
Income taxes payable	1,225	-
Other liabilities	3,188	2,901
TOTAL LIABILITIES	717,851	697,622

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares; issued and outstanding:
March 31, 2005 5,527,120 December 31, 2004 5,515,198	55	55
Additional paid in capital	28,426	28,017
Retained earnings	67,240	65,182
Accumulated other comprehensive loss	(1,081)	(278)
TOTAL STOCKHOLDERS’ EQUITY	94,640	92,976
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$812,491	$790,598

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
INTEREST INCOME
Loans, including fees	$9,599	$7,149
Interest and dividends on investment securities:
Taxable	870	1,193
Tax-exempt	149	154
Other interest income	189	54
Total interest income	10,807	8,550

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	725	557
Other deposits	1,654	1,471
Other interest	151	100

Total interest expense	2,530	2,128

NET INTEREST INCOME	8,277	6,422
PROVISION FOR CREDIT LOSSES	180	105

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,097	6,317

NONINTEREST INCOME
Service charges on deposit accounts	562	495
Gain on sale of securities	58	16
Insurance agency commissions	2,084	1,909
Other noninterest income	458	458

Total noninterest income	3,162	2,878

NONINTEREST EXPENSE
Salaries and employee benefits	3,979	3,118
Expenses of premises and equipment	655	589
Other noninterest expense	1,659	1,506

Total noninterest expense	6,293	5,213

INCOME BEFORE TAXES ON INCOME	4,966	3,982
Federal and state income tax expense	1,860	1,466

NET INCOME	$3,106	$2,516

Basic earnings per common share	$.56	$.47
Diluted earnings per common share	$.56	$.46
Dividends declared per common share	$.19	$.18

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(loss)	Equity

Balances, January 1, 2004	$54	$24,231	$58,932	$310	$83,527

Comprehensive income:
Net income	-	-	2,516	-	2,516

Other comprehensive income, net of tax: Unrealized loss on available for sale securities, net of reclassification adjustment of $242	-	-	-	327	327

Total comprehensive income					2,843

Shares issued	-	189	-	-	189

Cash dividends paid $0.18 per share	-	-	(974)	-	(974)

Balances, March 31, 2004	$54	$24,420	$60,474	$637	$85,585

Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	$92,976

Comprehensive income:
Net income	-	-	3,106	-	3,106

Other comprehensive income, net of tax: Unrealized loss on available for sale securities, net of reclassification adjustment of $56	-	-	-	(803)	(803)

Total comprehensive income					2,303

Shares issued	-	409	-	-	409

Cash dividends paid $0.19 per share	-	-	(1,048)	-	(1,048)

Balances, March 31, 2005 $	55	$28,426	$67,240	$(1,081)	$94,640

See accompanying Notes to Condensed Consolidated Financial Statements

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,106	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367	334
Discount accretion on debt securities	(23)	(30)
Provision for credit losses	180	105
Gain on sale of securities	(58)	(16)
Net changes in:
Insurance premiums receivable	(144)	199
Accrued interest receivable	(286)	70
Other assets	(207)	(1,189)
Accrued interest payable on deposits	182	12
Accrued expenses	1,512	947
Net cash provided by operating activities	4,629	2,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	6,656	21,906
Proceeds from sale of investment securities available for sale	2,010	7,867
Purchase of securities available for sale	(15,002)	(5,521)
Proceeds from maturities and principal payments of securities held to maturity	271	453
Purchase of securities held to maturity	-	(1,340)
Net increase in loans	(923)	(18,066)
Purchase of premises and equipment	(757)	(137)
Purchase of other real estate owned	-	(60)
Deferred earn out payment, net of stock issued	(2,400)	-
Net cash (used in) provided by investing activities	(10,145)	5,102

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market and savings deposits	4,811	(18,432)
Net increase in certificates of deposit	15,299	15,206
Net increase in securities sold under agreement to repurchase	1,225	6,296
Proceeds from issuance of common stock	10	189
Dividends paid	(1,048)	(974)
Net cash provided by financing activities	20,297	2,285

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,781	10,335
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,551	46,731
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,332	$57,066

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

1)
The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2005, the results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2004 were derived from audited financial statements. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Net Income	$3,106	$2,516

Weighted Average Shares Outstanding - Basic	5,520	5,408

Dilutive securities	50	66

Weighted Average Shares Outstanding - Dilutive	5,570	5,474

Net income per common share - Basic	$0.56	$0.47

Net income per common share - Dilutive	$0.56	$0.46

There were no antidilutive stock options excluded from the calculation of earnings per share for the three months ended March 31, 2005 and 2004.

3)
Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Impaired loans with valuation allowance	$1,116	$1,246
Impaired loans with no valuation allowance	-	223
Total impaired loans	$1,116	$1,469

Allowance for credit losses applicable to impaired loans	$456	$442
Allowance for credit losses applicable to other than impaired loans	4,302	4,250
Total allowance for credit losses	$4,758	$4,692

Interest income on impaired loans recorded on the cash basis	$98	$11

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4)
In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2005, total commitments to extend credit were approximately $165,957,000. Outstanding letters of credit were approximately $20,093,000 at March 31, 2005.

5)
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and related interpretations in accounting for its stock compensation plans. No compensation expense related to the plans was recorded during the three-month periods ended March 31, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (dollars in thousands, except per share data):

	Three-month period Ended March 31,
	2005	2004
Net income:
As reported	$3,106	$2,516
Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(29)	(32)
Pro forma net income	$3,077	$2,484

Basic net income per share:
As reported	$.56	$.47
Pro forma	.56	.46

Diluted earnings per share
As reported	.56	$.46
Pro forma	.55	.45

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

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business for the three months ended March 31 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
(In thousands)	banking	and services	Company(a)	Transactions	Total
2005
Net Interest income	$8,276	$-	$1	$-	$8,277
Provision for credit losses	180	-	-	-	180
Net interest income after provision	8,096	-	1	-	8,097

Noninterest income	1,055	2,150	704	(747)	3,162
Noninterest expense	4,725	1,630	685	(747)	6,293
Income before taxes	4,426	520	20	-	4,966
Income tax expense	1,647	206	7	-	1,860
Net income	$2,779	$314	$13	$-	$3,106

Intersegment revenue(expense)	$(648)	$(32)	$680	$-	$-
Average assets	$785,264	$7,713	$3,514	$-	$796,491

2004
Net Interest income	$6,421	$-	$1	$-	$6,422
Provision for credit losses	105	-	-	-	105
Net interest income after provision	6,316	-	1	-	6,317

Noninterest income	856	1,998	514	(490)	2,878
Noninterest expense	3,817	1,335	551	(490)	5,213
Income before taxes	3,355	663	(36)	-	3,982
Income tax expense	1,224	256	(14)	-	1,466
Net income	$2,131	$407	(22)	-	$2,516

Intersegment revenue(expense)	$(440)	$(50)	$490	$-	$-
Average assets	$692,476	$7,492	$3,392	$-	$703,360

(a)  Amount included in Parent Company relates to services provided to subsidiaries by the Company and rental income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities
Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in Exhibit 99.1 “Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2004. Unless the context clearly suggests otherwise, references to the Company in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 14 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of the Company. The shares of the Company’s common stock are listed on the Nasdaq SmallCap Market under the symbol “SHBI.”

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Critical Accounting Policies
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning of income, recognizing an expense, recovering an asset or relieving a liability.

The Company believes its most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and internal loan processes of the Company in determining the inherent loss that may be present in the Company’s loan portfolio. Actual losses could differ significantly from Management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on Management’s continuing assessment of the totality of all factors, including, but not limited to, as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in Management’s perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

Three basic components comprise the Company’s allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific allowance is established based on the Company’s assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management’s estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to Management’s concerns regarding collectibility or Management’s knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the quarter ended March 31, 2005 was $3,106,000, or diluted earnings per share of $.56, compared to $2,516,000, or diluted earnings per share of $.46, for the first quarter of 2004. Annualized return on average assets was 1.56% for the first three months of 2005, compared to 1.43% for the same period in 2004. Annualized return on average stockholders’ equity was 13.29% and 11.87% for the three months ended March 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the quarter ended March 31, 2005 was $8,277,000, compared to $6,422,000 for the same period last year, representing a 28.9% increase. This increase is attributable primarily to increases in earning assets, mostly loans, and increases in yields on earning assets for the period, which resulted in increased interest income. Total interest income increased by $2,257,000 for the three-month period ended March 31, 2005 when compared to the same period last year. Approximately $966,000 of the increase in the Company’s total interest income represents interest income of Felton Bank, which the Company acquired on April 1, 2004.

The Company’s net interest margin was 4.51% for the three months ended March 31, 2005, which is 56 basis points higher than one year ago. The Company continued to increase its volume of earning assets, which averaged $741,417,000 for the three months ended March 31, 2005, compared to $659,929,000 for the same period in 2004. Approximately $60,699,000 of the growth resulted from the acquisition of Felton Bank. Average loans totaled $593,013,000 for the three-month period ended March 31, 2005, a $107,583,000 increase over the same period in 2004. The yield on earning assets increased 64 basis points from 5.24% to 5.88% for the three-month period ended March 31, 2005 when compared to the same period in 2004.

The overall yield on loans for the three months ended March 31, 2005 was 6.48%, compared to 5.90% for the same period in 2004. The yield on investment securities for the first quarter of 2005 declined to 3.74% from 3.77% for the same period in 2004, and the average balance of investment securities for the first quarter of 2005 decreased by $34,243,000 to $117,138,000 when compared to the first quarter of 2004.

Total interest expense for the three months ended March 31, 2005 was $2,530,000, an increase of $402,000 or 18.9% over the three-month period ended March 31, 2004. An increased volume of interest bearing deposits is the primary reason for the increased expense. The Felton Bank contributed $48,296,000 toward the increased volume of interest bearing liabilities, generating approximately $239,000 in interest expense for the three-month period ended March 31, 2005. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. The average balance of interest bearing deposits increased by $58,486,000 for the three months ended March 31, 2005 when compared to the same period in 2004. The overall rate paid for interest bearing deposits increased 8 basis points to 1.68% as a result of higher rates paid for certificates of deposit. For the three months ended March 31, 2005, the average balance of certificates of deposits, including those $100,000 or more, increased by $24,963,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 10 basis points to 2.93%. Comparing the first quarter of 2005 to the same period in 2004, interest bearing demand deposits increased by approximately $7,883,000 and money management and savings deposits increased by $25,640,000. In addition to the volume of deposits attributable to the Felton Bank, the Company’s growth was achieved through normal operations.

Loans comprised 78% and 73.6% of total average earning assets at March 31, 2005 and 2004, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first quarter of 2005:

	March 31, 2005			March 31, 2004
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$117,138	$1,094	3.74%	$151,381	$1,427	3.77%
Loans	593,013	9,608	6.48%	485,430	7,157	5.90%
Interest bearing deposits	988	5	2.03%	9,375	21	0.88%
Federal funds sold	30,278	184	2.43%	13,743	34	0.98%
Total earning assets	741,417	10,891	5.88%	659,929	8,639	5.24%
Noninterest earning assets	55,074			43,431
Total Assets	$796,491			$703,360

Interest bearing liabilities
Interest bearing deposits	$566,086	2,379	1.68%	$507,600	2,027	1.60%
Short term borrowing	23,928	88	1.48%	22,445	38	0.67%
Long term debt	5,000	63	5.03%	5,000	63	5.03%
Total interest bearing liabilities	595,014	2,530	1.70%	535,045	2,128	1.59%
Noninterest bearing liabilities	108,013			83,518
Stockholders’ equity	93,464			84,797
Total liabilities and stockholders’ equity	$796,491			$703,360

Net interest spread		$8,361	4.18%		$6,511	3.65%
Net interest margin			4.51%			3.95%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the three months ended March 31, 2005 increased by $284,000 when compared to the same period last year to $3,162,000. Approximately $80,000 of this increase relates to noninterest income of Felton Bank and $175,000 relates to an increase in insurance agency commissions. The Company recognized gains on sales of securities of $58,000 during the first three months of 2005, compared to a gain of $16,000 for the same period in 2004.

Noninterest Expense
Total noninterest expense for the first quarter of 2005 was $6,293,000, an increase of $1,080,000 when compared to the same period in 2004. The operation of Felton Bank represented $504,000 of this increase, with the remainder attributable to the overall growth of the Company. For the three months ended March 31, 2005, salaries and benefits expense increased by $861,000, occupancy expense increased by $66,000 and other noninterest expense increased by $153,000, when compared to the same period in 2004.

Income Taxes
The effective tax rate for the three months ended March 31, 2005 was 37.5%, compared to 36.8% for the same period last year. Management believes that there have been no changes in tax law or to the Company’s tax structure that are likely to have a future material impact on the Company’s effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $596,267,000 at March 31, 2005, an increase of $809,000 since December 31, 2004. Average loans, net of unearned income, increased by $107,583,000 or 22.2% since December 31, 2004 to $593,013,000, compared to an increase of $38,179,000 or 8.5% for the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three-month period ended March 31, 2005 was $180,000 compared to $105,000 for the same period in 2004. Despite a decline in nonaccrual loans, Management did not decrease the specific allowance associated with those loans, based on its evaluation of each borrower’s ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management’s assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. The Company continues to maintain strong underwriting guidelines, and Management believes that the local economy remains stable and that collateral values have increased as a result of the strength of the local real estate economy. Each of these factors has had a positive effect on the quality of the Company’s loan portfolio. The Company’s historical charge-off ratios are much lower than those of similarly sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $114,000 for the three-month period ended March 31, 2005, compared to $225,000 for the same period last year. Since December 31, 2004, nonaccrual loans have declined by $353,000 to $1,116,000. Loans past due 90 days and still accruing decreased by $1,823,000 since December 31, 2004, totaling $1,146,000 at March 31, 2005. The decline in loans past due is primarily attributable to a real estate loan which was paid in full during the first quarter of 2005. The Company’s ratio of nonperforming assets, including other real estate owned, remains low. The allowance for credit losses as a percentage of average loans was .80% at March 31, 2005, compared to .81% at March 31, 2004. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2005.

The following table presents a summary of the activity in the allowance for credit losses:
	Three months Ended March 31,
(Dollars in thousands)	2005	2004
Allowance balance - beginning of year	$4,692	$4,060
Charge-offs:
Commercial and other	94	271
Real estate	-	-
Consumer	35	14
Totals	129	285
Recoveries:
Commercial	6	9
Real estate	1	19
Consumer	8	32
Totals	15	60
Net charge-offs	114	225
Provision for credit losses	180	105
Allowance balance-ending	$4,758	$3,940

Average loans outstanding during period	$593,013	$485,430
Net charge-offs (annualized) as a percentage of average loans outstanding during period	.08%	.19%
Allowance for credit losses at period end as a percentage of average loans	.80%	.81%

Because the Company’s loans are predominately secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values. The Company has a concentration of construction and land development loans. At March 31, 2005, the balance of such loans was $109,836,000 or 18.4% of total outstanding loans, compared to $97,021,000 or 16.3% at December 31, 2004. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

	March 31,	December 31,
Nonperforming Assets:	2005	2004
Nonaccrual loans	$1,116	$1,469
Other real estate owned	391	391
	1,507	1,860
Past due loans still accruing	1,146	2,969
Total nonperforming and past due loans	$2,653	$4,829

Investment Securities
Investment securities increased by $4,794,000 during the three-month period ended March 31, 2005 when compared to December 31, 2004 to $123,890,000. The yields on bonds purchased during the first quarter of 2005 are similar to the yields on bonds that either matured or were called during this period. The average balance of investment securities was $117,138,000 for the three-months ended March 31, 2005, compared to $151,381,000 for the same period in 2004. The tax equivalent yields on investment securities were 3.74% and 3.77% for the three-month periods ended March 31, 2005 and 2004, respectively.

Deposits
Total deposits at March 31, 2005 were $678,782,000, compared to $658,672,000 at December 31, 2004. Certificates of deposit of $100,000 or more increased by $7,495,000 during the first quarter of 2005, primarily as a result of increased deposits of one municipal depositor. Since December 31, 2004, money market and savings deposits have increased by $7,173,000 and other certificates of deposit have increased by $7,804,000.

Borrowed Funds
Short-term borrowings at March 31, 2005 and 2004 consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at March 31, 2005 and 2004. The advance is due in March 2006.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additional borrowing of up to approximately $59 million at March 31, 2005. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect the Company’s future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $94.6 million at March 31, 2005, which represents an increase of 1.8% since December 31, 2004. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, increased by $803,000 during the first quarter of 2005, resulting in accumulated other comprehensive loss of $1,081,000 at March 31, 2005.

Bank regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions’ assets and off-balance sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

A comparison of the Company’s capital ratios as of March 31, 2005 to the minimum regulatory requirements is presented below:

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	12.97%	4.00%
Total risk-based capital	13.75%	8.00%
Leverage ratio	10.47%	4.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal market risk exposure is to fluctuating interest rates. The Company utilizes a simulation model to quantify the effect that hypothetical plus or minus 200 and 100 basis point changes in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2005 and December 31, 2004, the model produced the following sensitivity profile for net interest income and the fair value capital:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
March 31, 2005
% Change in Net Interest Income	9.93%	5.55%	(6.26)%	(14.02)%	+ 25%
% Change in Fair Value of Capital	4.10%	2.72%	(4.26)%	(10.73)%	+ 15%

December 31, 2004
% Change in Net Interest Income	8.90%	5.19%	(6.41)%	(14.09)%	+ 25%
% Change in Fair Value of Capital	2.49%	1.90%	(4.08)%	(10.31)%	+ 15%

Further information regarding market risk and the Company’s objectives and strategies in managing market risk is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to Management, including the Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2005 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

During the first quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2005, the Company issued 11,448 unregistered shares of its common stock, par value $.01 per share (the “Shares”), to The Avon-Dixon Agency, Inc. (“ADA”) as part of the deferred payment (earn-out) required by that certain Asset Purchase Agreement dated December 21, 2001 between the Company and ADA (the “Agreement”). Under the Agreement, the Company purchased substantially all of the assets of ADA and its subsidiaries on May 1, 2002 and agreed to make the deferred payment to ADA, the exact amount of which was to be based on the performance of the purchased assets through December 31, 2004. The Company was required to pay 85.71% of the deferred payment in cash and 14.29% in shares of the Company’s common stock. Based on the performance of the purchased assets, the deferred payment totaled $2,800,000. The Shares represented $400,120 of the deferred payment, based on a per share price of $34.95 calculated by reference to the average of the daily last reported trades in shares of the Company’s common tock during the 60 calendar day period ending on February 14, 2005. The deferred payment was allocated entirely to goodwill. The offer and sale of the Shares to ADA were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

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

10.7	Employment Agreement between The Felton Bank and Thomas H. Evans (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.9	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.10	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.11	Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (filed herewith).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certification of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shore Bancshares, Inc.

Date: May 9, 2005	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 14, 2000).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.7	Employment Agreement between The Felton Bank and Thomas H. Evans (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.9	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.10	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.11	Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (filed herewith).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certification of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).