Form 10-Q
period 2005-06-30
SHORE BANCSHARES INC
filed 2005-08-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,544,396 issued and outstanding shares of common stock as of August 1, 2005.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets -
	June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Income -
	For the three and six months ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity -
	For the six months ended June 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2005 and 2004 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

Exhibit List

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS:	(unaudited)

Cash and due from banks	$25,202	$22,051
Interest bearing deposits with other banks	848	961
Federal funds sold	22,630	20,539
Investment securities:
Held-to-maturity, at amortized cost (fair value of, $15,052 and
$15,802, respectively)	14,871	15,662
Available for sale, at fair value	105,838	103,434
Loans, less allowance for credit losses ($4,860 and
$4,692, respectively)	610,974	590,766
Insurance premiums receivable	863	386
Premises and equipment, net	14,310	13,070
Accrued interest receivable on loans and investment securities	3,599	3,275
Investment in unconsolidated subsidiary	899	859
Goodwill	11,939	11,939
Other intangible assets	2,074	2,242
Deferred income taxes	1,663	1,543
Other real estate owned	391	391
Other assets	3,694	3,480
TOTAL ASSETS	$819,795	$790,598

LIABILITIES:
Deposits:
Noninterest bearing demand	$104,831	$102,672
NOW and Super NOW	110,049	112,327
Certificates of deposit $100,000 or more	93,786	91,315
Other time and savings	374,748	352,358
Total Deposits	683,414	658,672
Accrued Interest Payable	833	630
Short term borrowings	28,757	27,106
Long term debt	5,000	5,000
Contingent earn-out payments payable	513	3,313
Other liabilities	3,350	2,901
TOTAL LIABILITIES	721,867	697,622

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares;
issued and outstanding:
June 30, 2005 5,541,193
December 31, 2004 5,515,198	55	55
Additional paid in capital	28,689	28,017
Retained earnings	69,690	65,182
Accumulated other comprehensive loss	(506)	(278)
TOTAL STOCKHOLDERS’ EQUITY	97,928	92,976
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$819,795	$790,598

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$10,195	$8,013	$19,794	$15,162
Interest and dividends on investment securities:
Taxable	939	1,099	1,809	2,292
Tax-exempt	144	150	293	304
Other interest income	212	83	401	137
Total interest income	11,490	9,345	22,297	17,895

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	787	584	1,512	1,141
Other deposits	1,792	1,569	3,446	3,040
Other interest	181	105	332	205

Total interest expense	2,760	2,258	5,290	4,386

NET INTEREST INCOME	8,730	7,087	17,007	13,509
PROVISION FOR CREDIT LOSSES	180	100	360	205

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	8,550	6,987	16,647	13,304

NONINTEREST INCOME
Service charges on deposit accounts	727	658	1,289	1,153
Gain on sale of securities	—	(2)	58	14
Insurance agency commissions	1,704	1,499	3,788	3,408
Other noninterest income	607	497	1,065	955

Total noninterest income	3,038	2,652	6,200	5,530

NONINTEREST EXPENSE
Salaries and employee benefits	3,736	3,530	7,715	6,648
Expenses of premises and equipment	637	574	1,292	1,163
Other noninterest expense	1,706	1,482	3,365	2,988

Total noninterest expense	6,079	5,586	12,372	10,799

INCOME BEFORE TAXES ON INCOME	5,509	4,053	10,475	8,035
Federal and state income tax expense	2,008	1,453	3,868	2,919

NET INCOME	$3,501	$2,600	$6,607	$5,116

Basic earnings per common share	$.63	$.47	$1.20	$.94
Diluted earnings per common share	$.63	$.47	$1.19	$.93
Dividends declared per common share	$.19	$.18	$.38	$.36

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(loss)	Equity

Balances, January 1, 2004	$54	$24,231	$58,932	$310	$83,527

Comprehensive income:
Net income	—	—	5,116	—	5,116

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities , net of reclassification
adjustment of $242	—	—	—	(1,541)	(1,541)

Total comprehensive income	3,575

Shares issued	1	3,719	—	—	3,720

Cash dividends paid $0.36 per share	—	—	(1,964)	—	(1,964)

Balances, June 30, 2004	$55	$27,950	$62,084	$(1,231)	$88,858

Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	$92,976

Comprehensive income:
Net income	—	—	6,607	—	6,607

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $56	—	—	—	(228)	(228)

Total comprehensive income					6,379

Shares issued	—	672	—	—	672

Cash dividends paid $0.38 per share	—	—	(2,099)	—	(2,099)

Balances, June 30, 2005	$55	$28,689	$69,690	$(506)	$97,928

See accompanying Notes to Condensed Consolidated Financial Statements

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,607	$5,116
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	729	717
Discount accretion on debt securities	(54)	(51)
Provision for credit losses	360	205
Gain on sale of securities	(58)	(14)
Equity in earnings of unconsolidated subsidiary	(40)	(20)
Net changes in:
Insurance premiums receivable	(467)	202
Accrued interest receivable	(324)	232
Other assets	(200)	(689)
Accrued interest payable on deposits	203	25
Accrued expenses	449	274
Net cash provided by operating activities	7,205	5,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities
available for sale	10,270	39,360
Proceeds from sale of investment securities available for sale	2,010	7,867
Purchase of securities available for sale	(15,028)	(17,682)
Proceeds from maturities and principal payments of securities
held to maturity	778	1,287
Purchase of securities held to maturity	—	(1,340)
Net increase in loans	(20,567)	(38,627)
Purchase of premises and equipment	(1,705)	(697)
Purchase of other real estate owned	—	(60)
Proceeds from sale of investment in unconsolidated subsidiary	—	380
Acquisition net of stock issued	—	(235)
Deferred earn out payment, net of stock issued	(2,400)	—
Net cash used in investing activities	(26,642)	(9,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market and
savings deposits	8,004	872
Net increase in certificates of deposit	16,737	11,017
Net increase in securities sold under agreement to repurchase	1,651	7,768
Proceeds from issuance of common stock	273	511
Dividends paid	(2,099)	(1,964)
Net cash provided by financing activities	24,566	18,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,129	14,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,551	46,731
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,680	$61,185

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Month Periods Ended June 30, 2005 and 2004
(Unaudited)

1)
The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004, the changes in stockholders’ equity for the six-months ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2004 were derived from audited financial statements. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2)
Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding stock options. Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net Income	$3,501	$2,600	$6,607	$5,116

Weighted Average Shares Outstanding - Basic	5,531	5,496	5,525	5,452

Dilutive securities	35	43	37	46

Weighted Average Shares Outstanding - Diluted	5,566	5,539	5,562	5,498

Net income per common share - Basic	$0.63	$0.47	$1.20	$.94

Net income per common share - Diluted	$0.63	$0.47	$1.19	$.93

As of June 30, 2005 and 2004, there were 4,000 shares excluded from the diluted net income per share computations because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Impaired loans with valuation allowance	$846	$1,246
Impaired loans with no valuation allowance	94	223
Total impaired loans	$940	$1,469

Allowance for credit losses applicable to impaired loans	$346	$442
Allowance for credit losses applicable to other than impaired loans	4,514	4,250
Total allowance for credit losses	$4,860	$4,692

Interest income on impaired loans recorded on the cash basis	$102	$11

Interest income on impaired loans recorded on the cash basis $ 102 $ 11

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4)
In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2005, total commitments to extend credit were approximately $164,209,000. Outstanding letters of credit were approximately $19,521,000 at June 30, 2005.

5)
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and related interpretations in accounting for its stock compensation plans. No compensation expense related to the plans was recorded during the three- and six-month periods ended June 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (dollars in thousands, except per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$3,501	$2,600	$6,607	$5,116
Less pro forma stock-based compensation
expense determined under the fair value
method, net of related tax effects	(7)	(5)	(36)	(11)
Pro forma net income	$3,494	$2,595	$6,571	$5,105

Basic net income per share:
As reported	$.63	$.47	$1.20	$.94
Pro forma	.63	.47	1.19	.94

Diluted earnings per share
As reported	$.63	$.47	$1.19	$.93
Pro forma	.63	.47	1.18	.93

6)
The Company operates two primary businesses: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and in Delaware through its 15-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the six months ended June 30 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
(In thousands)	banking	and services	Company(a)	Transactions	Total
2005

Net Interest income	$17,005	$—	$2	$—	$17,007
Provision for credit losses	360	—	—	—	360
Net interest income after provision	16,645	—	2	—	16,647
Noninterest income	2,359	3,908	1,376	(1,443)	6,200
Noninterest expense	9,361	3,002	1,452	(1,443)	12,372
Income before taxes	9,643	906	(74)	—	10,475
Income tax expense	3,539	358	(29)	—	3,868
Net income	$6,104	$548	$(45)	$—	$6,607

Intersegment revenue(expense)	$(1,221)	$(86)	$1,307	$—	$—
Average assets	$792,963	$8,892	$3,471	$—	$805,326

2004

Net Interest income	$13,508	$—	$1	$—	$13,509
Provision for credit losses	205	—	—	—	205
Net interest income after provision	13,303	—	1	—	13,304
Noninterest income	1,956	3,537	1,132	(1,095)	5,530
Noninterest expense	8,011	2,766	1,117	(1,095)	10,799
Income before taxes	7,248	771	16	—	8,035
Income tax expense	2,608	305	6	—	2,919
Net income	$4,640	$466	10	—	$5,116

Intersegment revenue(expense)	$(978)	$(102)	$1,080	$—	$—
Average assets	$755,625	$6,830	$3,289	$—	$765,744

(a)	Amount included in Parent Company relates to services provided to subsidiaries by the Company and rental income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate,”“estimate,”“should,” expect,”“believe,”“intend,” and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in Exhibit 99.1 “Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Unless the context clearly suggests otherwise, references to the Company in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”), and The Felton Bank located in Felton, Delaware (“Felton Bank” and collectively with Talbot Bank and Centreville National Bank, the “Banks”). The Banks operate 15 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of the Company. The shares of the Company’s common stock are listed on the Nasdaq SmallCap Market under the symbol “SHBI.”

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Critical Accounting Policies
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

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

OVERVIEW

Net income for the quarter ended June 30, 2005 was $3,501,000, or diluted earnings per share of $.63, compared to $2,600,000, or diluted earnings per share of $.47, for the second quarter of 2004. Net income for the six months ended June 30, 2005 was $6,607,000, a $1,491,000 increase over the same period in 2004. On a per share basis, diluted earnings for the six months ended June 30, 2005 were $1.19, compared to $.93 for the same period last year. Annualized return on average assets was 1.64% for the six months ended June 30, 2005, compared to 1.34% for the same period in 2004. Annualized return on average stockholders’ equity was 13.88% and 11.29% for the six months ended June 30, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three- and six-month periods ended June 30, 2005 was $8,730,000 and $17,007,000, respectively, an increase of $1,643,000, or 23.2%, and $3,498,000, or 25.9%, respectively, when compared to the same periods last year. These increases are attributable to a $31,705,000 increase in average earning assets, concentrated in loans, and an overall increase in yields on earning assets. Total interest income increased by $2,145,000 and $4,402,000 for the three- and six-month periods ended June 30, 2005, respectively, when compared to the same periods last year.

The Company’s net interest margin was 4.60% for the six months ended June 30, 2005, which is 77 basis points higher than the net interest margin for the same period last year. The Company continued to increase its volume of earning assets, which averaged $746,990,000 for the six months ended June 30, 2005, compared to $715,285,000 for the same period in 2004. Average loans totaled $598,290,000 for the six-month period ended June 30, 2005, a $64,293,000 increase over the same period in 2004. The yield on earning assets for the six-month period ended June 30, 2005 increased 97 basis points to 6.02% from 5.05% for the same period last year.

The overall yield on loans for the six months ended June 30, 2005 was 6.62%, compared to 5.68% for the same period in 2004. The yield on investment securities for the first six months of 2005 increased slightly to 3.77% from 3.63% for the same period in 2004, and the average balance of investment securities for the six-month period ended June 30, 2005 decreased by $32,101,000 to $119,455,000 when compared to the same period in 2004.

Total interest expense for the three and six months ended June 30, 2005 was $2,760,000 and $5,290,000, respectively, an increase of $502,000 and $904,000, respectively, over the same periods in 2004. An increased volume of interest bearing deposits is the primary reason for the increased expense. The average balance of interest bearing deposits increased by $20,172,000 for the six months ended June 30, 2005 when compared to the same period in 2004. The overall rate paid for interest bearing deposits increased 22 basis points to 1.74% as a result of higher rates paid for certificates of deposit. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. For the six months ended June 30, 2005, the average balance of certificates of deposits, including those $100,000 or more, increased by $7,795,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 39 basis points to 3.03%. Comparing the first six months of 2005 to the same period in 2004, average interest bearing demand deposits increased by approximately $3,309,000 and average money management and savings deposits increased by $9,068,000.

Loans comprised 80.1% and 74.7% of total average earning assets for the six-months ended June 30, 2005 and 2004, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first six months of 2005:

	Six Months ended June 30, 2005			Six Months ended June 30, 2004
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$119,455	$2,253	3.77%	$151,556	$2,752	3.63%
Loans	598,290	19,812	6.62%	533,997	15,178	5.68%
Interest bearing deposits	951	11	2.39%	7,589	34	0.90%
Federal funds sold	28,294	390	2.75%	22,143	103	0.93%
Total earning assets	746,990	22,466	6.02%	715,285	18,067	5.05%
Noninterest earning assets	58,336			50,459
Total Assets	$805,326			$765,744
Interest bearing liabilities
Interest bearing deposits	$570,778	4,958	1.74%	$550,606	4,181	1.52%
Short term borrowing	24,416	207	1.70%	24,187	80	0.66%
Long term debt	5,000	125	5.00%	5,000	125	5.03%
Total interest bearing liabilities	600,194	5,290	1.76%	579,793	4,386	1.51%
Noninterest bearing liabilities	109,949			95,288
Stockholders’ equity	95,183			90,663
Total liabilities and stockholders’ equity	$805,326			$765,744
Net interest spread		$17,176	4.26%		$13,681	3.54%
Net interest margin			4.60%			3.83%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate, exclusive of the alternative minimum tax rate, of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income increased $386,000 and $670,000 for the three- and six-month periods ended June 30, 2005, respectively, when compared to the same periods in 2004. The three- and six-month increases are attributable to increased service charges on deposit accounts of $69,000 and $136,000, respectively, and increases in insurance agency commissions of $205,000 and $380,000, respectively. The Company recognized gains on sales of securities of $58,000 during the first six months of 2005, compared to a gain of $14,000 for the same period in 2004.

Noninterest Expense
Total noninterest expense for the three-month period ended June 30, 2005 was $6,079,000, compared to $5,586,000 for the same period last year. For the six months ended June 30, 2005, total noninterest expense was $12,372,000, an increase of $1,573,000 over the same period last year. Approximately $504,000 of the six-month increase relates to the operation of Felton Bank, which was acquired on April 1, 2004, and the remainder relates to increases in salaries and benefits expense of $767,000, premises and equipment expense of $76,000 and other operating expense $226,000 associated with a new branch opened in the fourth quarter of 2004 and overall growth of the Company.

Income Taxes
The effective tax rate for the three- and six-month periods ended June 30, 2005 was 36.5% and 36.9%, respectively, compared to 35.8% and 36.3%, respectively, for the same periods last year. Management believes that there have been no changes in tax law or to the Company’s tax structure that are likely to have a future material impact on the Company’s effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $615,834,000 at June 30, 2005, an increase of $20,376,000 since December 31, 2004. Average loans, net of unearned income, totaled $598,290,000 for the six months ended June 30, 2005, a $64,293,000 increase when compared to the same period last year.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology that Management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three- and six-month periods ended June 30, 2005 was $180,000 and $360,000, respectively, compared to $100,000 and $205,000, respectively, for the same periods of 2004. The Company has experienced a decline in nonaccrual and past due loans since December 31, 2004; however, Management decided to not significantly decrease the specific allowance associated with those loans because of its evaluation of each borrower’s ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management’s assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. The Company continues to maintain strong underwriting guidelines, and Management believes that the local economy remains stable and that collateral values have increased as a result of the strength of the local real estate economy. Each of these factors has had a positive effect on the quality of the Company’s loan portfolio. The Company’s historical charge-off ratios are much lower than those of similarly sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $78,000 and $192,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to $135,000 and $360,000, respectively, for the same periods in 2004. Since December 31, 2004, nonaccrual loans have declined by $529,000 to $940,000. Loans past due 90 days and still accruing decreased by $2,174,000 since December 31, 2004, totaling $795,000 at June 30, 2005. The decline in loans past due is primarily attributable to a real estate loan which was paid in full during the first quarter of 2005. The Company’s ratio of nonperforming assets to total loans, including other real estate owned, remains low. The allowance for credit losses as a percentage of average loans was .81% at June 30, 2005 and December 31, 2004. Based on its quarterly evaluation of the adequacy of the allowance for credit losses, Management believes that the allowance for credit losses and the related provision are adequate at June 30, 2005.

The following table presents a summary of the activity in the allowance for credit losses:

	Six months Ended June 30,
(Dollars in thousands)	2005	2004
Allowance balance - beginning of year	$4,692	$4,060
Charge-offs:
Commercial and other	169	404
Real estate	—	—
Consumer	59	52
Totals	228	456
Recoveries:
Commercial	12	37
Real estate	1	19
Consumer	23	40
Totals	36	96
Net charge-offs	192	360
Allowance of acquired institution	—	426
Provision for credit losses	360	205
Allowance balance - end of period	$4,860	$4,331

Average loans outstanding during period	$598,290	$533,997
Net charge-offs (annualized) as a percentage of
average loans outstanding during period	.02%	.13%
Allowance for credit losses at period end as a
percentage of average loans	.81%	.81%

Because the Company’s loans are predominately secured by real estate, weaknesses in the local real estate markets relevant to the Company may have a material adverse effect on collateral values. The Company has a concentration of construction and land development loans in its market areas. At June 30, 2005, the balance of such loans was $121,708,000 or 19.8% of total outstanding loans, compared to $97,021,000 or 16.3% at December 31, 2004. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

	June 30,	December 31,
Nonperforming Assets:	2005	2004
Nonaccrual loans	$940	$1,469
Other real estate owned	391	391
	1,331	1,860
Past due loans still accruing	795	2,969
Total nonperforming and past due loans	$2,126	$4,829

Investment Securities
Investment securities totaled $120,709,000 at June 30, 2005, an increase of $1,613,000 when compared to December 31, 2004. The yields on bonds purchased during the six-month period ended June 30, 2005 were higher that the yields on bonds that either matured or were called during this period. The average balance of investment securities was $119,455,000 for the six months ended June 30, 2005, compared to $151,556,000 for the same period in 2004. The tax equivalent yields on investment securities for the six-month periods ended June 30, 2005 and 2004 were 3.77% and 3.63%, respectively.

Deposits
Total deposits at June 30, 2005 were $683,414,000, compared to $658,672,000 at December 31, 2004. Certificates of deposit of $100,000 or more declined $5,024,000 during the second quarter of 2005 after an increase of $7,495,000 during the first quarter of 2005. These fluctuations are primarily the result of deposit activities of a single municipal depositor. Since December 31, 2004, money market and savings deposits have increased by $8,123,000 and other certificates of deposit have increased by $14,267,000.

Borrowed Funds
Short-term borrowings at June 30, 2005 and 2004 consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at June 30, 2005 and 2004. The advance is due in March 2006.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additional borrowing of up to approximately $45 million at June 30, 2005. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect the Company’s future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $97.9 million at June 30, 2005, which represents an increase of 5.3% since December 31, 2004. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, increased by $228,000 during the first six months of 2005, resulting in accumulated other comprehensive loss of $506,000 at June 30, 2005.

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

A comparison of the Company’s capital ratios as of June 30, 2005 to the minimum regulatory requirements is presented below:

	Actual	Minimum Requirements
Tier 1 risk-based capital	13.23%	4.00%
Total risk-based capital	14.01%	8.00%
Leverage ratio	10.72%	4.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal market risk exposure is to fluctuating interest rates. The Company utilizes a simulation model to quantify the effect that hypothetical plus or minus 200 and 100 basis point changes in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2005 and December 31, 2004, the model produced the following sensitivity profile for net interest income and the fair value capital:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
June 30, 2005
% Change in Net Interest Income	9.25%	5.21%	(5.96)%	(12.90)%	± 25%
% Change in Fair Value of Capital	3.42%	2.31%	(3.75)%	(9.32)%	± 15%

December 31, 2004
% Change in Net Interest Income	8.90%	5.19%	(6.41)%	(14.09)%	± 25%
% Change in Fair Value of Capital	2.49%	1.90%	(4.08)%	(10.31)%	± 15%

The Company’s objectives and strategies in managing market risk have not materially changed since December 31, 2004 and are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2005 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

During the second quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on April 27, 2005, the stockholders elected one individual to serve as Director until the 2007 Annual Meeting of Stockholders, four individuals to serve as Director until the 2008 Annual Meeting of Stockholders, and one individual to serve until the 2006 Annual Meeting of Stockholders. The Company submitted these matters to a vote through the solicitation of proxies. The results of the elections are as follows:

Class I Nominee (Term expires 2007)	For	Withheld	Abstain	Broker Non-Votes
Thomas H. Evans	4,206,463	9,436	—	—

Class II Nominees (Term expires 2008)

Herbert L. Andrew, III	4,209,219	6,680	—	—
Blenda W. Armistead	4,204,279	11,620	—	—
Mark M. Freestate	4,207,341	8,558	—	—
Neil R. LeCompte	4,207,196	8,703	—	—

Class III Nominees ( Term expires 2006)
W. Edwin Kee, Jr.	4,186,446	29,453	—	—

Item 5. Other Information.

On June 1, 2005, the Office of the Comptroller of the Currency authorized Centreville National Bank’s to exercise trust powers.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 14, 2000).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.11
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

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

Shore Bancshares, Inc.

Date: August 9, 2005	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 14, 2000).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.11
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certification of the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).