Form 10-Q
period 2005-09-30
SHORE BANCSHARES INC
filed 2005-11-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,546,494 issued and outstanding shares of common stock as of November 1, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
ASSETS:	2005	2004
	(unaudited)
Cash and due from banks	$27,329	$22,051
Interest bearing deposits with other banks	4,418	961
Federal funds sold	36,814	20,539
Investment securities:
Held-to-maturity, at amortized cost (fair value of, $14,889 and $15,802, respectively)	14,852	15,662
Available for sale, at fair value	111,912	103,434
Loans, less allowance for credit losses ($4,980 and $4,692, respectively)	606,859	590,766
Insurance premiums receivable	372	386
Premises and equipment, net	14,200	13,070
Accrued interest receivable on loans and investment securities	3,993	3,275
Investment in unconsolidated subsidiary	915	859
Goodwill	11,939	11,939
Other intangible assets	1,990	2,242
Deferred income taxes	1,724	1,543
Other real estate owned	337	391
Other assets	3,998	3,480
TOTAL ASSETS	$841,652	$790,598

LIABILITIES:
Deposits:
Noninterest bearing demand	$110,538	$102,672
NOW and Super NOW	110,909	112,327
Certificates of deposit $100,000 or more	105,841	91,315
Other time and savings	374,683	352,358
Total Deposits	701,971	658,672
Accrued Interest Payable	951	630
Short term borrowings	29,832	27,106
Long term debt	5,000	5,000
Contingent earn-out payments payable	513	3,313
Other liabilities	3,705	2,901
TOTAL LIABILITIES	741,972	697,622

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares; issued and outstanding:
September 30, 2005 5,546,446
December 31, 2004 5,515,198	55	55
Additional paid in capital	28,789	28,017
Retained earnings	71,668	65,182
Accumulated other comprehensive loss	(832)	(278)
TOTAL STOCKHOLDERS’ EQUITY	99,680	92,976
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$841,652	$790,598

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$10,779	$8,657	$30,573	$23,819
Interest and dividends on investment securities:
Taxable	979	1,088	2,788	3,380
Tax-exempt	142	146	435	450
Other interest income	336	90	737	227
Total interest income	12,236	9,981	34,533	27,876

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	935	589	2,447	1,730
Other deposits	2,034	1,568	5,480	4,608
Other interest	202	120	534	325
Total interest expense	3,171	2,277	8,461	6,663

NET INTEREST INCOME	9,065	7,704	26,072	21,213
PROVISION FOR CREDIT LOSSES	220	165	580	370

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,845	7,539	25,492	20,843

NONINTEREST INCOME
Service charges on deposit accounts	788	658	2,077	1,811
Gain on sale of securities	–	(13)	58	1
Insurance agency commissions	1,206	1,577	4,994	4,985
Other noninterest income	564	492	1,629	1,447
Total noninterest income	2,558	2,714	8,758	8,244

NONINTEREST EXPENSE
Salaries and employee benefits	3,965	3,519	11,680	10,167
Expenses of premises and equipment	695	594	1,986	1,757
Other noninterest expense	1,733	1,571	5,099	4,559
Total noninterest expense	6,393	5,684	18,765	16,483

INCOME BEFORE TAXES	5,010	4,569	15,485	12,604
Federal and state income tax expense	1,868	1,634	5,736	4,553
NET INCOME	$3,142	$2,935	$9,749	$8,051

Basic earnings per common share	$0.57	$0.53	$1.76	$1.47
Diluted earnings per common share	$0.56	$0.53	$1.75	$1.46
Dividends declared per common share	$0.21	$0.18	$0.59	$0.54

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(loss)	Equity

Balances, January 1, 2004	$54	$24,231	$58,932	$310	$83,527

Comprehensive income:
Net income	–	–	8,051	–	8,051

Other comprehensive income, net of tax:
Unrealized loss on available for sale securities , net of reclassification adjustment of $242	–	–	–	(435)	(435)
Total comprehensive income					7,616

Shares issued	1	3,740	–	–	3,741
Cash dividends paid $0.54 per share	–	–	(2,955)	–	(2,955)
Balances, September 30, 2004	$55	$27,971	$64,028	$(125)	$91,929

Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	$92,976

Comprehensive income:
Net income	–	–	9,749	–	9,749

Other comprehensive income, net of tax:
Unrealized loss on available for sale securities, net of reclassification adjustment of $56	–	–	–	(554)	(554)
Total comprehensive income					9,195

Shares issued	–	772	–	–	772
Cash dividends paid $0.59 per share	–	–	(3,263)	–	(3,263)
Balances, September 30, 2005	$55	$28,789	$71,668	$(832)	$99,680

See accompanying Notes to Condensed Consolidated Financial Statements

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,749	$8,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,076	1,092
Discount accretion on debt securities	(91)	(90)
Provision for credit losses	580	370
Deferred income taxes	167	–
Gain on sale of securities	(58)	(1)
Deferred gain on sale of premise and equipment	(176)	–
Valuation on other real estate owned	54	–
Equity in earnings of unconsolidated subsidiary	(56)	(20)
Net changes in:
Insurance premiums receivable	24	649
Accrued interest receivable	(718)	(21)
Other assets	(527)	(23)
Accrued interest payable on deposits	321	(47)
Accrued expenses	805	69
Net cash provided by operating activities	11,150	10,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	13,724	52,607
Proceeds from sale of investment securities available for sale	2,010	13,931
Purchase of securities available for sale	(25,080)	(31,224)
Proceeds from maturities and principal payments of securities held to maturity	792	1,911
Purchase of securities held to maturity	–	(2,056)
Net increase in loans	(16,673)	(63,295)
Proceeds from sale of premise and equipment	912	–
Purchase of premises and equipment	(2,559)	(1,113)
Purchase of other real estate owned	–	(117)
Proceeds from sale of investment in unconsolidated subsidiary	–	380
Acquisition net of stock issued	–	(235)
Deferred earn out payment, net of stock issued	(2,400)	–
Net cash used in investing activities	(29,274)	(29,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market and savings deposits	6,444	9,887
Net increase in certificates of deposit	36,854	(2,914)
Net increase in short term borrowings	2,726	9,867
Proceeds from issuance of common stock	373	533
Dividends paid	(3,263)	(2,955)
Net cash provided by financing activities	43,134	14,418

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,010	(4,764)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,551	46,731
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,561	$41,967

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine Month Periods Ended September 30, 2005 and 2004
(Unaudited)

1)
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”) with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, the changes in stockholders’ equity for the nine-months ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2004 were derived from audited financial statements. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net Income	$3,142	$2,935	$9,749	$8,051

Weighted Average Shares Outstanding - Basic	5,545	5,513	5,532	5,472
Dilutive securities	33	44	34	45
Weighted Average Shares Outstanding - Diluted	5,578	5,557	5,566	5,517

Net income per common share – Basic	$0.57	$0.53	$1.76	$1.47

Net income per common share – Diluted	$0.56	$0.53	$1.75	$1.46

As of September 30, 2005 and 2004, there were 4,000 shares excluded from the diluted earnings per share computations because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Impaired loans with valuation allowance	$880	$1,246
Impaired loans with no valuation allowance	4	223
Total impaired loans	$884	$1,469

Allowance for credit losses applicable to impaired loans	$495	$442
Allowance for credit losses applicable to other than impaired loans	4,485	4,250
Total allowance for credit losses	$4,980	$4,692

Interest income on impaired loans recorded on the cash basis	$102	$11

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4)
In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2005, total commitments to extend credit were approximately $196,529,000. Outstanding letters of credit were approximately $17,786,000 at September 30, 2005.

5)
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and related interpretations in accounting for its stock compensation plans. No compensation expense related to the plans was recorded during the three- and nine-month periods ended September 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (dollars in thousands, except per share data):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$3,142	$2,935	$9,749	$8,051
Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(8)	–	(44)	(29)
Pro forma net income	$3,134	$2,935	$9,705	$8,022

Basic earnings per share:
As reported	$0.57	$0.53	$1.76	$1.47
Pro forma	0.57	0.53	1.75	1.47

Diluted earnings per share
As reported	$0.56	$0.53	$1.75	$1.46
Pro forma	0.56	0.53	1.74	1.45

6)
The Company operates two primary businesses: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and in Delaware through its 16-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the nine months ended September 30 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
(In thousands)	banking	and services	Company(a)	Transactions	Total

2005

Net Interest income	$26,069	$–	$3	$–	$26,072
Provision for credit losses	580	–	–	–	580
Net interest income after provision	25,489	–	3	–	25,492
Noninterest income	3,687	5,155	2,014	(2,098)	8,758
Noninterest expense	14,300	4,433	2,130	(2,098)	18,765
Income before taxes	14,876	722	(113)	–	15,485
Income tax expense	5,495	286	(45)	–	5,736
Net income	$9,381	$436	$(68)	$–	$9,749

Intersegment revenue(expense)	$(1,776)	$(86)	$1,862	$–	$–
Average assets	$802,086	$9,683	$3,456	$–	$815,225

2004

Net Interest income	$21,212	–	$1	$–	$21,213
Provision for credit losses	370	–	–	–	370
Net interest income after provision	20,842	–	1	–	20,843
Noninterest income	3,055	5,148	1,679	(1,638)	8,244
Noninterest expense	12,254	4,182	1,685	(1,638)	16,483
Income before taxes	11,643	966	(5)	–	12,604
Income tax expense	4,173	382	(2)	–	4,553
Net income	$7,470	$584	(3)	–	$8,051

Intersegment revenue(expense)	$(1,461)	$(138)	$1,599	$–	$–
Average assets	$761,981	$6,527	$3,273	$–	$771,781

(a)	Amount included in Parent Company relates to services provided to subsidiaries by the Company and rental income.

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

8)
On September 23, 2005, the Company finalized a Sale-Leaseback transaction with an unrelated third party in respect of the property located in Felton, Delaware that is used by Felton Bank for its main office location. As part of this transaction, the Company entered into a 20-year leaseback calling for annual rent of $84,525. The gain on the sale portion of the transaction of approximately $176,000 has been deferred and will be recognized over the life of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate,”“estimate,”“should,” expect,”“believe,”“intend,” and similar expressions, are expressions about Management’s confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which Shore Bancshares, Inc. and its subsidiaries operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in Exhibit 99.1 “Risk Factors” to the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2004. Actual results may differ materially from such forward-looking statements, and Management assumes no obligation to update forward-looking statements at any time.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Unless the context clearly suggests otherwise, references to the “Company” in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”), and The Felton Bank located in Felton, Delaware (“Felton Bank” and collectively with Talbot Bank and Centreville National Bank, the “Banks”). The Banks operate 16 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and in Kent County, Delaware. During the third quarter of 2005, Centreville National Bank established a trust department and now offers various fiduciary services to the Company’s customers. The Company additionally offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of the Company. The shares of the Company’s common stock are listed on the Nasdaq Capital Market under the symbol “SHBI”.

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

OVERVIEW

Net income for the quarter ended September 30, 2005 was $3,142,000, or diluted earnings per share of $.56, compared to $2,935,000, or diluted earnings per share of $.53, for the third quarter of 2004. Net income for the nine months ended September 30, 2005 was $9,749,000, a $1,698,000 increase over the same period in 2004. On a per share basis, diluted earnings for the nine months ended September 30, 2005 were $1.75, compared to $1.46 for the same period last year. Annualized return on average assets was 1.59% for the nine months ended September 30, 2005, compared to 1.39% for the same period in 2004. Annualized return on average stockholders’ equity was 13.06% and 11.85% for the nine months ended September 30, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three- and nine-month periods ended September 30, 2005 was $9,065,000 and $26,072,000, respectively, an increase of $1,361,000, or 17.7%, and $4,859,000, or 22.9%, respectively, when compared to the same periods last year. These increases are attributable to a $35,664,000 increase in average earning assets, concentrated in loans, and an overall increase in yields on earning assets. Total interest income increased by $2,255,000 and $6,657,000 for the three- and nine-month periods ended September 30, 2005, respectively, when compared to the same periods last year.

The Company’s net interest margin was 4.65% for the nine months ended September 30, 2005, which is 67 basis points higher than the net interest margin for the same period last year. The Company continued to increase its volume of earning assets, which averaged $755,586,000 for the nine months ended September 30, 2005, compared to $719,922,000 for the same period in 2004. Average loans totaled $602,836,000 for the nine-month period ended September 30, 2005, a $58,691,000 increase over the same period in 2004. This growth was funded with maturities in the investment portfolio and increased customer deposits. The yield on earning assets for the nine-month period ended September 30, 2005 increased 93 basis points to 6.14% from 5.21% for the same period last year. Increasing short term interest rates and a shift in the mix of earning assets from investment securities, which have lower overall yields than loans, to loans is the reason for this increase.

The overall yield on loans for the nine months ended September 30, 2005 was 6.77%, compared to 5.84% for the same period in 2004. The yield on investment securities for the first nine months of 2005 increased slightly to 3.80% from 3.67% for the same period in 2004, and the average balance of investment securities for the nine-month period ended September 30, 2005 decreased by $26,605,000 to $120,979,000 when compared to the same period in 2004. Investment portfolio maturities during the first nine months of 2005 were used primarily to fund loan growth, so growth in the overall portfolio yield has been small.

Total interest expense for the three and nine months ended September 30, 2005 was $3,171,000 and $8,461,000, respectively, an increase of $894,000 and $1,798,000, respectively, over the same periods in 2004. The increase in interest expense resulted primarily from an increased volume of interest bearing deposits during the period and increases in the rates paid on interest bearing liabilities. The market for deposits is very competitive and the Company has responded by offering higher overall rates for deposits, especially time deposits. The average balance of interest bearing deposits increased by $24,137,000 for the nine months ended September 30, 2005 when compared to the same period in 2004. The overall rate paid for interest bearing deposits increased 30 basis points to 1.83% as a result of higher rates paid for certificates of deposit. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. For the nine months ended September 30, 2005, the average balance of certificates of deposits, including those $100,000 or more, increased by $9,854,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 71 basis points to 3.32%. Comparing the first nine months of 2005 to the same period in 2004, average interest bearing demand deposits increased by approximately $905,000 and average money management and savings deposits increased by $6,717,000.

Loans comprised 79.8% and 75.6% of total average earning assets for the nine-months ended September 30, 2005 and 2004, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first nine months of 2005:

	Nine Months ended September 30, 2005			Nine Months ended September 30, 2004
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$120,979	$3,446	3.80%	$147,584	$4,065	3.67%
Loans	602,836	30,602	6.77%	544,145	23,842	5.84%
Interest bearing deposits	961	20	2.71%	6,229	46	0.98%
Federal funds sold	30,810	716	3.10%	21,964	182	1.11%
Total earning assets	755,586	34,784	6.14%	719,922	28,135	5.21%
Noninterest earning assets	59,638			51,859
Total Assets	$815,224			$771,781

Interest bearing liabilities
Interest bearing deposits	$577,546	7,927	1.83%	$553,409	6,338	1.53%
Short term borrowing	24,736	345	1.86%	25,251	137	0.72%
Long term debt	5,000	189	5.03%	5,000	188	5.04%
Total interest bearing liabilities	607,282	8,461	1.86%	583,660	6,663	1.52%
Noninterest bearing liabilities	111,444			97,522
Stockholders’ equity	96,498			90,599
Total liabilities and stockholders’ equity	$815,224			$771,781
Net interest spread		$26,323	4.28%		$21,472	3.69%
Net interest margin			4.65%			3.98%

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate, exclusive of the alternative minimum tax rate, of 35% and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income declined $156,000 in the third quarter of 2005 when compared to the same period in 2004. The primary reason for the decline is a reduction in insurance agency commissions. During the third quarter of 2004 the Insurance Agency recognized a one-time commission of approximately $135,000, which contributed to the decline in insurance agency commissions when compared to 2005. Also, the Company converted its billing system during the third quarter of 2005 and customers are now billed directly by the insurance company providing coverage. Under this converted system, the Company receives commission income after the insurance company completes the billing process. The effect of this new system is that commission income is now recognized later than it was recognized a year ago. Service charges on deposit accounts continue to grow as a result of enhanced product offerings to customers. For the nine-month period ended September 30, 2005, noninterest income increased $514,000 as a result of a $266,000 increased service charges on deposit accounts, a gain on sale of securities of $57,000 and increased income from mortgage originations and sales of investment products.

Noninterest Expense
Total noninterest expense for the three-month period ended September 30, 2005 was $6,393,000, compared to $5,684,000 for the same period last year. For the nine months ended September 30, 2005, total noninterest expense was $18,765,000, an increase of $2,282,000 over the same period last year. Increases in salaries and benefits expense for the quarter ($446,000) and nine months ($1,513,000) relate to an increase in the number of employees, an increase in incentive compensation cost and overall salary and benefit cost increases for the year. Increases in premises and equipment expense for the quarter ($101,000) and nine months ($229,000) as well as other noninterest expense for the quarter ($162,000) and nine months ($540,000) relate to the operation of new branch facilities opened in 2004, a new branch facility opening in the fourth quarter of 2005, and overall growth of the Company, including the start-up costs associated with the establishment of Centreville National Bank’s trust department, which began operations during the third quarter of 2005.

Income Taxes

The effective tax rate for the three- and nine-month periods ended September 30, 2005 was 37.3% and 37.0%, respectively, compared to 35.8% and 36.1%, respectively, for the same periods last year. Management believes that there have been no changes in applicable tax laws or to the Company’s tax structure that are likely to have a future material impact on the Company’s effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $611,839,000 at September 30, 2005, an increase of $16,381,000 since December 31, 2004. The growth in loans since year end is attributable to an increase in real estate mortgage loans of $20,512,000 or 4.3%. Average loans, net of unearned income, totaled $602,836,000 for the nine months ended September 30, 2005, a $58,691,000 increase when compared to the same period last year. The Company's market demand for loans remained strong through the third quarter of 2005.

Allowance for Credit Losses
The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. An overview of the methodology employed by Management on a quarterly basis to maintain the allowance is found above under the caption “Critical Accounting Policies”.

The provision for credit losses for the three- and nine-month periods ended September 30, 2005 was $220,000 and $580,000, respectively, compared to $165,000 and $370,000, respectively, for the same periods of 2004. The Company has experienced a decline in nonaccrual and past due loans since December 31, 2004; however, the specific allowance associated with those loans has increased slightly as a result of Management’s evaluation of each borrower’s ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management’s assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. The Company continues to maintain strong underwriting guidelines, and Management believes that the local economy remains stable and that collateral values have appreciated as a result of the strength of the local real estate economy. Each of these factors has had a positive effect on the quality of the Company’s loan portfolio. The Company’s historical charge-off ratios are much lower than those of similarly sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $99,000 and $292,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $95,000 and $454,000, respectively, for the same periods in 2004. Since December 31, 2004, nonaccrual loans have declined by $585,000 to $884,000. Loans past due 90 days and still accruing decreased by $2,310,000 since December 31, 2004, totaling $659,000 at September 30, 2005. The decline in loans past due is primarily attributable to a real estate loan which was paid in full during the first quarter of 2005. The Company’s ratio of nonperforming assets to total loans, including other real estate owned, remains low. The allowance for credit losses as a percentage of average loans was .83% at September 30, 2005 and .85% at December 31, 2004. Based on its quarterly evaluation of the adequacy of the allowance for credit losses, Management believes that the allowance for credit losses and the related provision are adequate at September 30, 2005.

The following table presents a summary of the activity in the allowance for credit losses:

	Nine months Ended
	September 30,
(Dollars in thousands)	2005	2004

Allowance balance - beginning of year	$4,692	$4,060
Charge-offs:
Commercial and other	254	448
Real estate	–	50
Consumer	110	92
Totals	364	590
Recoveries:
Commercial	15	64
Real estate	1	19
Consumer	56	53
Totals	72	136
Net charge-offs	292	454
Allowance of acquired institution	–	426
Provision for credit losses	580	370
Allowance balance – end of period	$4,980	$4,402

Average loans outstanding during period	$602,836	$544,145

Net charge-offs (annualized) as a percentage of average loans outstanding during period	0.02%	0.11%

Allowance for credit losses at period end as a percentage of average loans	0.83%	0.81%

Because the Company’s loans are predominately secured by real estate, weaknesses in the local real estate markets relevant to the Company may have a material adverse effect on collateral values. The Company has a concentration of construction and land development loans in its market areas. At September 30, 2005, the balance of such loans was $127,249,000 or 20.8% of total outstanding loans, compared to $97,021,000 or 16.3% at December 31, 2004. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

	September 30,	December 31,
Nonperforming Assets:	2005	2004
Nonaccrual loans	$884	$1,469
Other real estate owned	337	391
	1,221	1,860
Past due loans still accruing	659	2,969
Total nonperforming and past due loans	$1,880	$4,829

Investment Securities
Investment securities totaled $126,764,000 at September 30, 2005, an increase of $7,668,000 when compared to December 31, 2004. The tax equivalent yield on investment securities for the nine-month period ended September 30, 2005 increased to 3.80% from 3.67% for the same period last year. This slight increase was the result of yields on bonds purchased during the nine-month period ended September 30, 2005 that were higher than those on bonds that matured during the period.

Deposits
Total deposits at September 30, 2005 were $701,971,000, an increase of $43,299,000 when compared to total deposits at December 31, 2004. Noninterest bearing demand account balances increased approximately $7,867,000, certificates of deposit $100,000 or more increased $14,526,000, and other time deposits increased $22,329,000 during the first nine months of 2005 when compared to the same period last year, while NOW and SuperNOW accounts declined $1,418,000.

Borrowed Funds
Short-term borrowings at September 30, 2005 were $29,832,000 and consisted of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2004, short-term borrowings were $27,106,000 and consisted of securities sold under agreements to repurchase. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at September 30, 2005 and 2004. The advance is due in March 2006.

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additional borrowing of up to approximately $80 million at September 30, 2005. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect the Company’s future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $99.7 million at September 30, 2005, which represents an increase of 7.2% since December 31, 2004. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, increased by $554,000 during the first nine months of 2005, resulting in accumulated other comprehensive loss of $832,000 at September 30, 2005.

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

A comparison of the Company’s capital ratios as of September 30, 2005 to the minimum regulatory requirements is presented below:

		Minimum	Required to be
	Actual	Requirements	Well Capitalized
Tier 1 risk-based capital	13.57%	4.00%	6.00%
Total risk-based capital	14.37%	8.00%	10.00%
Leverage ratio	10.71%	3.00%	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s principal market risk exposure is to fluctuating interest rates. The Company utilizes a simulation model to quantify the effect that hypothetical plus or minus 200 and 100 basis point changes in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2005 and December 31, 2004, the model produced the following sensitivity profile for net interest income and the fair value capital:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

September 30, 2005
% Change in Net Interest Income	8.88%	5.03%	(5.23%)	(11.64%)	+25%
% Change in Fair Value of Capital	3.29%	2.27%	(3.00%)	(7.76%)	+15%

December 31, 2004
% Change in Net Interest Income	8.90%	5.19%	(6.41%)	(14.09%)	+25%
% Change in Fair Value of Capital	2.49%	1.90%	(4.08%)	(10.31%)	+15%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2005 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

During the third quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.3	Form of Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to the Company’s Form 8-K filed on November 9, 2005).

10.4
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.5
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

10.7	Form of Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (filed herewith).

10.8	Form of Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (filed herewith).

10.9
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.11	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the Periodic Report by the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certification of the Periodic Report by the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: November 8, 2005	By:	/s/ W. Moorhead Vermilye

W. Moorhead Vermilye President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Susan E. Leaverton

Susan E. Leaverton Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.3	Form of Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to the Company’s Form 8-K filed on November 9, 2005).

10.4
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.5
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

10.7	Form of Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (filed herewith).

10.8	Form of Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (filed herewith).

10.9
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.11	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the Periodic Report by the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith).

32.2	Certification of the Periodic Report by the PAO pursuant to 18 U.S.C. § 1350 (furnished herewith).