Form 10-K
period 2005-12-31
SHORE BANCSHARES INC
filed 2006-03-16
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 16(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):
Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $133,451,892.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 5,559,850 as of March 1, 2006.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on April 26, 2006.

-i-

This Annual Report of Shore Bancshares, Inc. on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company and its subsidiaries operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise.

Except as expressly provided otherwise, the term “Company” as used in this report refers to Shore Bancshares, Inc. and the terms “we”, “us” and “our” refer collectively to Shore Bancshares, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is registered as a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s primary business is acting as the parent company to three bank subsidiaries, The Centreville National Bank of Maryland (“Centreville National Bank”), The Talbot Bank of Easton, Maryland (“Talbot Bank”), and The Felton Bank (“Felton Bank”) (collectively, the “Banks”), two insurance producer firms, The Avon-Dixon Agency, LLC and Elliott Wilson Insurance, LLC, one insurance premium finance company, Mubell Finance, LLC (together with The Avon-Dixon Agency, LLC and Elliot Wilson Insurance, LLC, the “Insurance Subsidiaries”), and an investment adviser firm, Wye Financial Services, LLC (“Wye Financial”). The Company also has an inactive subsidiary, Shore Pension Services, LLC.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures. Centreville National Bank owns 20% of the issued and outstanding common stock of Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”), a Maryland corporation that provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia, including Centreville National Bank and Talbot Bank.

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the three years ended December 31, 2005 is provided in Note 24 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this report.

Banking Products and Services

Centreville National Bank is a national banking association that commenced operations in 1876. Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. (“Talbot Bancshares”). Felton Bank is a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc. The Banks operate 16 full service branches and 20 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in the Maryland counties of Kent, Queen Anne’s, Caroline, Talbot and Dorchester and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Lending Activities

The Banks originate secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory equipment and/or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Bank’s provide residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have fixed or variable rate features. Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans. The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Banks originate fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Underwriting standards recommend loan to value ratios not to exceed 80% based on appraisals performed by approved appraisers. The Banks rely on title insurance to protect their lien priorities and protect the property securing the loans by requiring fire and casualty insurance.

The Banks also originate and sell long-term fixed rate residential mortgage loans on the secondary market. The Banks do not typically fund these loans, but they do receive commissions upon settlement.

Commercial real estate loans are primarily those secured by office condominiums, retail buildings, warehouses and general purpose business space. Low loan to value ratio standards, as well as the thorough financial analysis performed and the Banks’ knowledge of the local economy in which they lend are employed to help reduce the risk associated with these loans.

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

Deposit Activities

The Banks offer a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, and Christmas Savings accounts. The Banks also offers the CDARS program, providing up to $20 million of FDIC insurance to our customers. In addition, we offer our commercial customers packages which include Cash Management services and various checking opportunities.

Trust Services

Centreville National Bank established a trust department during the second quarter of 2005 and markets trust, asset management and financial planning services to customers within our market areas.

Insurance Activities

The Insurance Subsidiaries were formed as a result of the Company’s acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002. In November 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full-service insurance producer firm located in Centreville, Maryland. The Insurance Subsidiaries offer a full range of insurance products and services to customers, including insurance premium financing.

Seasonality

Management does not believe that our business activities are seasonal in nature. Deposits may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

At February 11, 2006, we employed 308 persons, of which 272 were employed on a full-time basis.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our market areas, we compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with money market and mutual funds and other investment alternatives for deposits, with consumer finance companies for loans, with insurance companies, agents and brokers for insurance products, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas.

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

To compete with other financial services providers, we rely principally upon local promotional activities, including advertisements in local newspapers, trade journals and other publications and on the radio, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet its customers’ needs. In those instances in which we are unable to accommodate the needs of a customer, we will arrange for those services to be provided by other financial services providers with which we have a relationship. We additionally rely on referrals from satisfied customers.

The following tables set forth deposit data for Kent, Queen Anne’s, Caroline, Talbot and Dorchester Counties in Maryland and for Kent County in Delaware as of June 30, 2005, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$162,921	36.91%
Mercantile Shore Bank	138,682	31.42
Chesapeake Bank and Trust Co.	63,159	14.31
Branch Banking & Trust	33,231	7.53
The Centreville National Bank of Maryland	21,748	4.93
SunTrust Bank	21,646	4.90
Total	$441,387	100.00%

Source: FDIC DataBook

		% of
Queen Anne’s County, Maryand	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$260,791	40.25%
The Centreville National Bank of Maryland	182,068	28.10
Bank of America, National Association	66,535	10.27
Mercantile Shore Bank	49,981	7.71
M&T	39,882	6.16
BankAnnapolis	32,647	5.04
Branch Banking & Trust	16,042	2.47
Total	$647,946	100.00%

Source: FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank of Preston, Maryland	$118,298	33.17%
Mercantile Shore Bank	92,387	25.90
Branch Banking & Trust	44,197	12.39
The Centreville National Bank of Maryland	42,651	11.96
M& T	31,578	8.85
Bank of America, National Association	17,922	5.03
Easton Bank & Trust	9,621	2.70
Total	$356,654	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$363,607	42.47%
Mercantile Shore Bank	157,513	18.40
Bank of America, National Association	90,542	10.58
Easton Bank & Trust	86,841	10.14
SunTrust Bank	45,684	5.34
The Queenstown Bank of Maryland	30,278	3.54
Branch Banking & Trust	28,859	3.37
M&T	27,605	3.22
First Mariner Bank	18,704	2.18
Chevy Chase Bank	6,551	0.76
Total	$856,184	100.00%

Source: FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$166,305	31.42%
Bank of the Eastern Shore	157,879	29.83
Hebron Savings Bank	51,337	9.70
Provident State Bank of Preston, Maryland	38,083	7.19
Branch Banking & Trust	30,237	5.71
Bank of America, National Association	29,913	5.65
M&T	22,579	4.27
SunTrust Bank	17,548	3.31
The Talbot Bank of Easton, Maryland	15,460	2.92
Total	$529,341	100.00%

Source: FDIC DataBook

Kent County, Delaware	Deposits	Total
	(in thousands)
Wilmington Trust	$386,150	27.50%
Citizens Bank	247,271	17.61
PNC Bank Delaware	244,629	17.42
First NB of Wyoming	196,125	13.97
Wachovia Bank of Delaware	129,689	9.24
Artisans Bank	62,204	4.43
The Felton Bank	60,134	4.28
County Bank	35,203	2.51
Wilmington Savings Fund Society	22,939	1.64
Commerce Bank National Assn	13,206	0.94
Fort Sill National Bank	6,500	0.46
Total	$1,404,050	100.00%

Source: FDIC DataBook

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to us and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on our business, financial condition and results of operation.

General

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

Talbot Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year. Centreville National Bank is a national banking association subject to federal banking laws and regulations enforced and/or promulgated by the Office of the Comptroller of the Currency (the “OCC”), which is required by statute to make at least one examination in each calendar year. Felton Bank is a Delaware commercial bank subject to the banking laws of Delaware and to regulation by the Delaware Office of the State Bank Commissioner (the “Delaware Commissioner”), who is entitled by statute to make examinations of Felton Bank as and when deemed necessary or expedient. The primary federal regulator of both Talbot Bank and Felton Bank is the FDIC, which is also entitled to conduct regular examinations. The deposits of the Banks are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations. In addition to the foregoing, the Banks are subject to numerous state and federal statutes and regulations that affect the business of banking generally.

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Banks, may be subject to examination by the Banks’ regulators from time to time. In addition, the Insurance Subsidiaries are each subject to licensing and regulation by the insurance authorities of the states in which they do business. Retail sales of insurance products by the Insurance Subsidiaries to customers of the Banks are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB, the OCC, and the Office of Thrift Supervision. Wye Financial Services, LLC is subject to the registration and examination requirements of federal and state laws governing investment advisers.

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

Regulation of Banks

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

Capital Requirements

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well -capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1).

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

As of December 31, 2005, the Banks were each deemed to be “well capitalized.” For more information regarding the capital condition of the Company, see Note 17 of Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

As FDIC member institutions, the Banks’ deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In addition, as a result of the April 1997 merger of Kent Savings and Loan Association, F.A. into Centreville National Bank, approximately $37 million of the Centreville National Bank’s deposits are insured through the Savings Association Insurance Fund (“SAIF”), also administered by the FDIC, which are determined quarterly. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 included provisions that, among other things, recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations.

Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006: (i) the BIF and the SAIF will be merged into a new combined fund, to be called the Deposit Insurance Fund effective July 1, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts will be increased to $250,000 per participant subject to adjustment for inflation. The FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

Federal Securities Laws

Shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are listed on the Nasdaq Capital Market (formerly designated by Nasdaq as the “SmallCap Market”). The Company is subject to information reporting and proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act. The federal Sarbanes-Oxley Act of 2002 and its implementing regulations made several changes to the Exchange Act and to the listing standards of The Nasdaq Stock Market, Inc. to which the Company is subject. These changes impose additional requirements and restrictions on the Company, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that the Company files with the SEC, new director independence requirements, certain Board of Director committee requirements, and other corporate governance requirements.

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

Item 1A. RISK FACTORS

The following factors may impact our business, financial condition and results of operations and should be considered carefully in evaluating an investment in shares of common stock of the Company.

The Company’s future depends on the successful growth of its subsidiaries

The Company’s primary business activity for the foreseeable future will be to act as the holding company of Talbot Bank, Centreville National Bank, Felton Bank, and its other subsidiaries. Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Company’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

A majority of our business is concentrated in Maryland and Delaware; a significant amount of our business is concentrated in real estate lending

A majority of our customers reside in Maryland and Delaware. Therefore, a decline in local economic conditions may have a greater impact on our earnings and capital than on the earnings and capital of larger financial institutions whose customer bases are geographically diverse. Further, the Banks make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Additionally, the market values of the real estate securing the Banks’ loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property.

Interest rates and other economic conditions will impact our results of operation

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of such changes.

The Banks may experience loan losses in excess of their allowances

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management of each of the Banks bases that Bank’s allowance for loan losses upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities, as a part of their examination process, require our bank subsidiaries to increase their respective allowance for loan losses, our earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ non-performing or performing loans. Material additions to the allowance for loan losses of one of the Banks would result in a decrease in that Bank’s net income and capital and could have a material adverse effect on our financial condition.

The market value of our investments might decline

As of December 31, 2005, we had classified 88% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115 and are stated at amortized cost.

In the past, gains on sales of investment securities have not been a significant source of income for us. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the FRB; Talbot Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC; Centreville National Bank is subject to supervision and periodic examination by the OCC and the FDIC; and Felton Bank is subject to supervision and periodic examination by the Delaware Commissioner and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Company and the Banks are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that those institutions are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

We operation in a highly competitive market

We operate in a competitive environment, competing for loans, deposits, insurance products and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in our market areas. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those offered by us. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete. Moreover, as discussed above, the GLBA revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. These laws will likely increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

The Company’s Ability to Pay Dividends is Limited

The Company’s stockholders are entitled to dividends on their shares of common stock if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose. The Company’s current ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from the Banks. Both federal and state laws impose restrictions on the ability of the Banks to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. National banking associations are generally limited, subject to certain exceptions, to paying dividends out of undivided profits. For a Delaware state-chartered bank, dividends may be paid out of net profits, but only if its surplus fund is equal to or greater than 50% of its required capital stock. If a Delaware bank’s surplus is less than 100% of capital stock when it declares a dividend, then it must carry 25% of its net profits of the preceding period for which the dividend is paid to its surplus fund until the surplus amounts to 100% of its capital stock. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

The loss of key personnel could disrupt our operations and result in reduced earnings

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry. Due to the intense competition for financial professionals, these key personnel would be difficult to replace and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

We may be subject to claims

We may from time to time be subject to claims from customers for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate the Company or our subsidiaries from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce our profitability and hurt our financial condition.

The shares of the Company’s common stock are not heavily traded

The shares of common stock of the Company are listed on the Nasdaq Capital Market and are not heavily traded. Stock that is not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares our common stock. Management cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, the Company’s stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Shares of the Company’s common stock are not insured

Investments in the shares of the common stock of the Company are not deposits and are not insured against loss by the government.

We may be adversely affected by recent legislation

As discussed above, the GLBA repeals restrictions on banks affiliating with securities firms and permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. Although the Company is a financial holding company, this law may increase the competition we face from larger banks and other companies. It is not possible to predict the full effect that this law will have on us.

The Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform an annual assessment of their internal controls over financial reporting and to report on whether the system is effective as of the end of the Company’s fiscal year. Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to shareholder value by affecting the market value of our stock.

The Patriot Act reinforced the importance of implementing and following procedures required by the Bank Secrecy Act and money laundering issues. Non-compliance with this act or failure to file timely and accurate documentation could expose the company to adverse publicity as well as fines and penalties assessed by regulatory agencies.

We may not be able to keep pace with developments in technology

We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other banks and non-bank entities may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

The Company’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover

The Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of the Board into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Company. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by the board of directors, but pursuant to which stockholders might receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. As a result of the foregoing, such provisions could potentially adversely affect the market price of the shares of common stock of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our offices are listed in the tables below. The Company’s main office is the same as Talbot Bank’s main office. The Company owns real property at 28969 Information Lane in Easton, Maryland, which houses the Operations, Information Technology and Finance departments of the Company and its subsidiaries, and certain operations of The Avon-Dixon Agency, LLC. A portion of the facility is leased to an unaffiliated third party.

The Talbot Bank of Easton, Maryland
Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 210 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Cambridge Branch 2745 Dorchester Square Cambridge, Maryland 21613	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613

ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Sailwinds Amoco 511 Maryland Avenue Cambridge, Maryland 21613	Talbottown 218 North Washington Street Easton, Maryland 21601

The Centreville National Bank of Maryland
Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Office 2609 Centreville Road Centreville, Maryland 21617	Stevensville Office 408 Thompson Creek Road Stevensville, Maryland 21666

Kent Office 305 East High Street Chestertown, Maryland 21620	Hillsboro Office 21913 Shore Highway Hillsboro, Maryland 21641	Denton Office 850 South 5th Street Denton, Maryland 21629
Chester Office 300 Castle Marina Road Chester, Maryland 21619	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Felton Bank
Main Office 120 West Main Street Felton, Delaware 19943	Milford Office 698 A North Dupont Highway Milford, Delaware 19963

The Avon-Dixon Agency, LLC
Easton Office 28969 Information Lane Easton, Maryland 21601	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Centreville Office 195 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC	Mubell Finance, LLC	Wye Financial Services, LLC
106 North Harrison Street Easton, Maryland 21601	106 North Harrison Street Easton, Maryland 21601	17 East Dover Street, Suite 101 Easton, Maryland 21601

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its Saint Michaels Branch and its Cambridge Branch. Centreville National Bank owns the real property on which all of its offices are located, and also owns real property in Chestertown, Maryland the site of a future branch location. Felton Bank leases the real property on which its main office is located and owns its Milford branch location subject to a land lease. The Insurance Subsidiaries do not own any real property, but operate under leases. Wye Financial occupies space in Talbot Bank’s main office. For information about rent expense for all leased premises, see Note 6 to Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Item 3. Legal Proceedings

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the common stock of the Company are listed on the Nasdaq Capital Market under the symbol “SHBI”. As of March 1, 2006, the Company had approximately 1,661 holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the Nasdaq Capital Market, and the cash dividends declared on those shares for each quarterly period of 2005 and 2004 are set forth in the table below.

	2005			2004
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$35.81	$31.10	$.19	$39.45	$30.37	$.18
Second Quarter	31.80	26.28	.19	32.72	25.15	.18
Third Quarter	33.00	28.50	.21	29.70	25.25	.18
Fourth Quarter	33.08	30.53	.21	37.01	29.05	.18
			$.80			$.72

Stockholders received cash dividends totaling $4,428,335 in 2005 and $3,948,218 in 2004. The ratio of dividends per share to net income per share was 34.33% in 2005 compared to 38.71% in 2004. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this report under the heading “The Company’s ability to pay dividends is limited”.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations: 1-800-368-5948
E-mail for investor inquiries: info@rtco.com.

ISSUER REPURCHASES

The Company did not repurchase any shares of its common stock during the fourth quarter of 2005. On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months. Shares may be repurchased in the open market or in privately negotiated transactions at such times and in such amounts per transaction as the President of the Company determines to be appropriate, subject to Board oversight. The Company intends to use the repurchased shares to fund the Company’s employee benefit plans and for other general corporate purposes.

EQUITY COMPENSATION PLAN INFORMATION

The Company has three equity compensation plans under which it may issue shares of the common stock of the Company to employees, officers, and/or directors of the Company and its subsidiaries. These plans are: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Stock Option Plan”); the (ii) the Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan (the “1998 Stock Purchase Plan”); and (iii) the Talbot Bancshares, Inc. Employee Stock Option Plan (the “Talbot Plan”).

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

The following table contains information about these equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	51,600	$16.03	75,619
Equity compensation plans not approved by security holders (3)	0	$0	3,491
Total	51,600	$16.03	79,110

(1)	Includes information for the 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan.
(2)
Columns (a) and (b) of this item also include options assumed by the Company under the Talbot Plan in the 2000 merger of Talbot Bancshares into the Company. As of December 31, 2005, outstanding options assumed in the merger represent 24,495 shares of the Company’s Common Stock, with a weighted-average exercise price of $8.78.

(3)	This item covers options under the Talbot Plan other than those assumed by the Company in the 2000 merger of Talbot Bancshares into the Company.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2005 and is qualified in its entirety by the detailed statistical and other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report and the financial statements and notes thereto appearing in Item 8 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per shares data)	2005	2004	2003	2002	2001

RESULTS OF OPERATIONS:
Interest income	$47,384	$38,291	$34,339	$36,306	$38,938
Interest expense	11,899	9,010	9,743	12,438	17,061
Net interest income	35,485	29,281	24,596	23,868	21,877
Provision for credit losses	810	931	335	356	226
Net interest income after provision for credit losses	34,675	28,350	24,261	23,512	21,651
Noninterest income	11,498	10,224	9,845	5,968	2,646
Noninterest expenses	25,431	22,535	19,344	15,960	12,026
Income before taxes	20,742	16,039	14,762	13,520	12,271
Income taxes	7,854	5,841	5,266	4,730	4,277
NET INCOME	$12,888	$10,198	$9,496	$8,790	$7,994

PER SHARE DATA:
Net income - basic	$2.33	$1.86	$1.77	$1.64	$1.50
Net income - diluted	2.32	1.84	1.74	1.62	1.49
Dividends paid	.80	.72	.66	.60	.60
Book value (at year end)	18.26	16.86	15.47	14.52	13.31
Tangible book value (at year end) (1)	15.76	14.29	14.06	13.08	13.03

FINANCIAL CONDITION (at year end):
Assets	$851,638	$790,598	$705,379	$654,066	$582,403
Deposits	704,958	658,672	592,409	545,192	487,470
Total loans, net of unearned income and allowance for credit losses	622,227	590,766	470,895	435,422	388,516
Stockholders’ equity	101,448	92,976	83,527	78,028	70,971

PERFORMANCE RATIOS (for the year):
Return on average assets	1.51%	1.32%	1.40%	1.42%	1.42%
Return on average stockholders’ equity	13.20%	11.17%	11.70%	11.79%	11.70%
Net interest margin	4.69%	4.10%	3.91%	4.12%	4.15%
Efficiency ratio(2)	54.13%	57.04%	56.17%	53.49%	49.04%
Dividend payout ratio	34.33%	38.71%	37.29%	36.59%	40.00%
Average stockholders’ equity to average total assets	11.86%	11.79%	11.96%	12.00%	12.16%

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.
(2)	Noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company at December 31, 2005 to the financial condition at December 31, 2004 and the results of operations for the years ended December 31, 2005, 2004, and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report. As used in this Item 7, the term “Company” refers to Shore Bancshares, Inc. and, as the context requires, its consolidated subsidiaries.

PERFORMANCE OVERVIEW

The Company recorded a 26.1% increase in net income for 2005 over 2004. Net income for the year ended December 31, 2005 was $12,888,000, compared to $10,198,000 and $9,496,000 for the years ended December 31, 2004 and 2003, respectively. Basic net income per share for 2005 was $2.33, an increase of 25.3% over 2004. Basic net income per share was $1.86 and $1.77 for 2004 and 2003, respectively. Diluted net income per share for 2005 was $2.32, an increase of 26.1% over 2004. Diluted net income per share was $1.84 and $1.74 for 2004 and 2003, respectively.

Return on average assets was 1.51% for 2005, compared to 1.32% for 2004 and 1.40% for 2003. Return on stockholders’ equity for 2005 was 13.20%, compared to 11.17% for 2004 and 11.70% for 2003. When compared to 2004, average assets increased 6.3% to $823,320,000, average loans increased 9.3% to $607,017,000, average deposits increased 6.2% to $688,064,000, and average stockholders’ equity increased 6.9% to $97,657,000 for the year ended December 31, 2005.

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

The most significant accounting policies followed by the Company are presented in Note 1 to Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available. Accordingly, the allowance for credit losses is considered to be a critical accounting policy, as discussed below.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this discussion.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this discussion and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant component of the Company’s earnings. It is the excess of interest and fees earned on loans, federal funds sold, and investment securities over interest paid on deposits and borrowings. Tax equivalent net interest income for 2005 was $35,812,000, representing a 20.9% increase over 2004. Tax equivalent net interest income for 2004 was $29,624,000, a 18.6% increase over 2003. An increase in the volume and overall yield on earning assets were the reasons for the 2005 growth. Increased interest income, primarily from increased loan volume, and a reduction in interest expense resulted in the increase in net interest income in 2004 over 2003. The tax equivalent yield on earning assets was 6.25% for 2005, compared to 5.35% and 5.44% for 2004 and 2003, respectively. The average balance of earning assets increased during 2005, totaling $763,187,000, compared to $722,490,000 and $638,271,000 for 2004 and 2003, respectively.

The FRB raised short-term interest rates throughout 2005. The Federal Funds rate increased 200 basis points from 2.25% to 4.25%. This increase had a direct impact on the Company’s yield on interest bearing deposits and federal funds sold. The New York Prime rate, the primary index used for variable rate loans, also increased 200 basis points to 7.25% at December 31, 2005. This increase had a direct impact  on the Company’s overall loan yield. Although the FRB increased short-term rates in 2004, they were not enough to have a significant impact on overall yields for the year.

The rate paid for interest bearing liabilities was 1.94% for the year ended December 31, 2005, representing an increase of 39 basis points over the 1.55% for the year ended December 31, 2004. In 2004, the overall rate paid for interest bearing liabilities declined 33 basis points when compared to the rate paid for the year ended December 31, 2003.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2005, 2004 and 2003.

(Dollars in thousands)	2005			2004			2003
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate

Earning Assets:
Investment securities:
Taxable	$106,523	$3,796	3.56%	$126,835	$4,359	3.44%	118,104	$4,332	3.67%
Non-taxable	15,074	879	5.83	15,593	909	5.83	14,739	914	6.20
Loans (2)(3)	607,017	41,866	6.90	555,259	33,065	5.95	457,491	28,981	6.33
Interest bearing deposits	3,002	111	3.69	4,737	46.98		19,602	202	1.03
Federal funds sold	31,571	1,058	3.35	20,066	255	1.27	28,335	301	1.06
Total earning assets	763,187	47,710	6.25%	722,490	38,634	5.35%	638,271	34,730	5.44%
Cash and due from banks	25,231			23,190			18,436
Other assets	39,821			33,685			26,130
Allowance for credit losses	(4,919)			(4,485)			(4,190)
Total assets	$823,320			$774,880			$678,647
Interest bearing liabilities:
Demand	$110,977	552.50%		$110,614	409.37%		$101,227	504.50%
Savings	200,980	1,760.88		195,842	1,394.71		153,721	1,388.90
Certificates of deposit $100,000 or more	96,077	3,444	3.59	86,450	2,346	2.71	91,194	2,503	2.74
Other time	172,724	5,346	3.10	159,612	4,393	2.75	145,035	4,918	3.39
Interest bearing deposits	580,758	11,102	1.91	552,518	8,542	1.55	491,177	9,313	1.90
Short-term borrowings	28,794	692	2.40	25,590	215	0.84	23,071	178.77
Long-term debt	2,207	104	4.71	5,000	253	5.05	5,000	252	5.04
Total interest bearing liabilities	611,759	11,898	1.94%	583,108	9,010	1.55%	519,248	9,743	1.88%
Noninterest bearing deposits	107,306			95,627			73,910
Other liabilities	6,598			4,819			4,308
Stockholders’ equity	97,657			91,326			81,181
Total liabilities and stockholders’ equity	$823,320			$774,880			$678,647
Net interest spread		$35,812	4.31%		$29,624	3.80%		$24,987	3.56%
Net interest margin			4.69%			4.10%			3.91%

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense. The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $326 in 2005, $343 in 2004, and $392 in 2003.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each category and yields are stated to include all.

The Company’s tax equivalent yield on loans increased to 6.90% for 2005, compared to 5.95% for 2004. In 2004, the tax equivalent yield on loans declined as new loans and loans refinanced with the Company were recorded at lower rates than the year before. On a tax equivalent basis, interest income totaled $47,710,000 for 2005, compared to $38,634,000 for 2004. An increase in both the volume and yield on loans was the primary reason for the increase in 2005. An increased volume of loans during 2004 resulted in an increase in interest income for that year when compared to 2003. The effect of declining rates in 2003 on interest income was much greater than the effect of loan volume in that year. In 2005, the increase in yields on earning assets generated $6,215,000 in additional interest income. Of that amount, $5,376,000 was attributable to loans. The increased volume of loans generated an additional $3,425,000 in interest income.

Interest expense for 2005 increased $2,888,000 when compared to 2004. Higher rates paid for interest bearing liabilities, primarily deposits, resulted in a $2,178,000 increase in interest expense for 2005. The increased volume of deposits and other interest bearing liabilities in 2005 also resulted in additional interest expense of $710,000. The average rate paid for certificates of deposit of $100,000 or more increased 88 basis points to 3.59% for 2005 from 2.71% for 2004. The rate paid for all other time deposits also increased to 3.10% for 2005, compared to 2.75% for 2004. In 2004, the average rate paid for certificates of deposit $100,000 or more remained relatively unchanged over 2003, while the average rate paid for all other time deposits decreased by 64 basis points. The rate paid for short-term borrowings, which consist primarily of securities sold under agreements to repurchase, was 2.40% for 2005, compared to.84% and .77% in 2004 and 2003, respectively.

Growth in the average balance of earning assets was $40,697,000 or 5.6% for the year ended December 31, 2005. Average loans increased $51,758,000 or 9.3%, totaling $607,017,000 for the year ended December 31, 2005, compared to an increase of $97,768,000 or 21.4% for 2004. For the year ended December 31, 2005, the average balance of investment securities decreased $20,831,000 and federal funds sold and interest bearing deposits in other banks increased $9,770,000 when compared to 2004. In 2004, the average balance of earning assets increased $84,219,000 or 13.2% when compared to 2003, driven primarily by growth in loans. As a percentage of total average earning assets, loans and investment securities totaled 79.5% and 15.9%, respectively, for 2005, compared to 76.9% and 19.7%, respectively, for 2004.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2005 over (under) 2004			2004 over (under) 2003
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume

Interest income from earning assets:
Interest Bearing Deposits	$65	$87	$(22)	$(156)	$(15)	$(141)
Federal funds sold	803	595	208	(46)	63	(109)
Taxable investment securities	(563)	157	(720)	27	(281)	308
Non-taxable investment securities	(30)	—	(30)	(5)	(55)	50
Loans	8,801	5,376	3,425	4,084	(1,782)	5,866
Total interest income	9,076	6,215	2,861	3,904	(2,070)	5,974

Interest expense on deposits and borrowed funds:
Interest bearing demand	143	141	2	(95)	(131)	36
Savings deposits	366	332	34	6	(321)	327
Time deposits	2,051	1,390	661	(682)	(962)	280
Short-term borrowings	477	332	145	37	14	23
Long term debt	(149)	(17)	(132)	1	—	1
Total interest expense	2,888	2,178	710	(733)	(1,400)	667
Net interest income	$6,188	$4,037	$2,151	$4,637	$(670)	$5,307

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

The Company’s net interest margin (i.e., tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and assets/liability strategies. The Company’s net interest margin increased 59 basis points to 4.69% for 2005 from 4.10% for 2004. This compares to a 19 basis point increase for 2004 over 2003. The Company’s net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, increased from 3.80% for 2004 to 4.31% for 2005.

Noninterest Income

Noninterest income increased $1,274,000 or 12.5% in 2005, compared to an increase of $379,000 or 3.8% in 2004. Service charges on deposit accounts increased 16.5% or $408,000 in 2005, compared to an increase of 28.1% or $541,000 in 2004. These increases resulted primarily from new and enhanced overdraft products offered to customers, which generated additional income of $400,000 and $330,000 in 2005 and 2004, respectively. Felton Bank, which was acquired in 2004, contributed $139,000 toward the increase for that year. Other service charges and fees increased $23,000 in 2005 following an increase of $522,000 in 2004. The 2004 increase was the result of increased letter of credit fees ($94,000), increases in interchange income relating to bank debit and ATM cards ($232,000), an agency management fee received by one of the Company’s insurance subsidiaries ($67,000) and fee income generated by the Felton Bank ($79,000). The Insurance Subsidiaries generated income of $6,384,000 for 2005, compared to $6,383,000 and $6,037,000 for 2004 and 2003, respectively. The Company recognized $4,000 in gains on sales of securities in 2005, compared to $41,000 in 2004 and $448,000 in 2003. The Company recognized losses on securities relating to other-than temporary impairment of $658,000 and $132,000 in 2004 and 2003, respectively. These losses related to certain Freddie Mac preferred stocks and a U.S. Government bond fund owned by the Company in 2004 and 2003, respectively. The Company did not recognize any loss in 2005 that was other than temporary. Other noninterest income increased $198,000 or 25% in 2005, following a decline of $87,000 in 2004. The 2005 increase and 2004 declines were both attributable to fluctuations in income generated from the sale of loans on the secondary market, which totaled $494,000, $310,000, and $465,000, for 2005, 2004 and 2003, respectively.

The following table summarizes noninterest income of the Company for the years ended December 31:

	Years Ended			Change from Prior Year
				2005/04		2004/03
(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent

Service charges on deposit accounts	$2,878	$2,470	$1,929	$408	16.5%	$541	28.1%
Other service charges and fees	1,193	1,170	648	23	2.0	522	80.4
Gain on sale of securities	4	41	448	(37)	(90.2)	(407)	(90.8)
Other than temporary impairment of securities	—	(657)	(132)	657	(100.0)	(525)	398.1
Earnings from unconsolidated subsidiaries	50	26	37	24	92.3	(11)	(29.2)
Insurance agency commissions	6,384	6,383	6,037	1	—	346	5.7
Other noninterest income	989	791	878	198	25.0	(87)	(9.9)
Total	$11,498	$10,224	$9,845	$1,274	12.5%	$379	3.8%

Noninterest Expense

Total noninterest expense increased $2,897,000 or 12.9% in 2005, compared to an increase of $3,190,000 or 16.5% in 2004. The majority of the noninterest expense increase in 2005 is related to salaries and employee benefits expense. In 2005 the Company felt the effects of two additional bank branches, one opened in late 2004 and the other opened in 2005, as well as the full year impact of the Felton Bank, which was acquired in the second quarter of 2004. A portion of the increase relates to incentive compensation paid during the year. Increases in occupancy and equipment expense, data processing and other noninterest expenses in 2005 and 2004 were attributable to overall growth of the Company. A significant portion of the overall increase in 2004 over 2003 was attributable to the Felton Bank. In 2004, expenses relating to the Felton Bank were: $805,000 in salaries and employee benefits; $171,000 in occupancy and equipment; $85,000 in data processing; $6,000 in directors’ fees; $91,000 in amortization of intangibles; and $270,000 in other noninterest expense. A significant portion of the 2005, 2004 and 2003 salaries attributable to the Insurance Subsidiaries is based on commissions, which fluctuate with premium revenues. Amortization of other intangible assets relate to Felton Bank and the operation of the Insurance Subsidiaries. See Note 8 to Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements. The Company had 276 full-time equivalent employees at December 31, 2005, compared to 268 and 231 at December 31, 2004 and 2003, respectively.

The following table summarizes noninterest expense of the Company for the years ended December 31:

	Years Ended			Change from Prior Year
				2005/04		2004/03
(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent

Salaries and employee benefits	$15,755	$13,760	$12,243	$1,995	14.5%	$1,517	12.4%
Occupancy and equipment	2,652	2,427	2,034	225	9.3	393	19.3
Data processing	1,414	1,310	955	104	8.0	355	37.1
Directors’ fees	590	553	569	37	6.6	(16)	(2.8)
Amortization of other intangible assets	337	306	216	31	10.1	90	42.1
Other operating expenses	4,683	4,178	3,327	505	12.1	851	25.6
Total	$25,431	$22,534	$19,344	$2,897	12.9%	$3,190	16.5%

Income Taxes

Income tax expense was $7,854,000 for 2005, compared to $5,841,000 for 2004 and $5,266,000 for 2003. The effective tax rates on earnings were 37.9%, 36.4% and 35.7%, respectively.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect the Company’s financial condition.

Assets

Total assets increased 7.7% to $851,638,000 at December 31, 2005, compared to an increase of 12.1% for 2004. Average total assets at December 31, 2005 were $823,320,000, an increase of 6.3% over 2004. Average total assets increased 14.2% in 2004, totaling $774,880,000 for the year. The loan portfolio is the primary source of income for the Company and it represented 79.5% and 76.85% of average earning assets at December 31, 2005 and 2004, respectively.

Funding for loans is provided primarily by core deposits and short-term borrowings. Total deposits increased 7.0% to $704,958,000 at December 31, 2005, compared to an 11.2% increase for 2004.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets as of December 31.

	2005	2004	2003	2002	2001
Investment securities	15.93%	19.71%	20.81%	21.47%	21.42%
Loans	79.54	76.85	71.68	72.18	72.28
Interest bearing deposits with other banks	0.39	0.66	3.07	1.68	2.00
Federal funds sold	4.14	2.78	4.44	4.67	4.30
	100.00%	100.00%	100.00%	100.00%	100.00%

Interest Bearing Deposits With Other Banks and Federal Funds Sold

The Company invests excess cash balances in interest bearing accounts and federal funds sold offered by its correspondent banks. These liquid investments are maintained at a level necessary to meet the immediate liquidity needs of the Company. The average balance of interest bearing deposits with other banks and federal funds sold increased $9,770,000 to $34,573,000 at December 31, 2005, compared to a $23,134,000 decline in 2004 as a result of liquidity needs to fund loan growth.

Investment Securities

The investment portfolio is structured to provide liquidity for the Company and also plays an important role in the overall management of interest rate risk. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company has the intent and current ability to hold such securities until maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the Company’s asset/liability strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. During 2004, the Company recognized losses on securities in the amount of $658,000 due to declines that were determined to be other than temporary. There were no impairment losses recognized during 2005. At December 31, 2005, the Company had classified 88% of the portfolio as available for sale and 12% as held to maturity, compared to 89% and 13%, respectively, at December 31, 2004. The percentage of securities designated as available for sale reflects the amount needed to support the anticipated growth and liquidity needs of the Company. With the exception of municipal securities, it is the general practice of the Company to classify all newly purchased securities as available for sale.

Investment securities available for sale increased $2,726,000 or 2.6% in 2005, totaling $106,160,000 at December 31, 2005, compared to $103,434,000 at December 31, 2004. In 2004, investment securities available for sale declined $40,934,000 or 28.4% due primarily to maturities in the portfolio which were used to fund loan growth.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $14,911,000 at December 31, 2005, compared to $15,662,000 at December 31, 2004. The Company does not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2005.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousand)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to Maturity:
Obligations of states and
political subdivisions (1)	$—	—%	$5,862	5.64%	$6,094	5.41%	$2,952	6.39%
Mortgage backed securities	3	7.89	—	—	—	—	—	—
Total Held to Maturity	$3	7.89%	$5,862	5.64%	$6,094	5.41%	$2,952	6.39%

Available for Sale:
U.S. government agencies	$20,425	2.94%	$66,356	3.81%	$2,451	4.04%	$—	—%
Mortgage backed securities	576	9.44	8,126	4.14	609	4.95	4,780	4.14
Equity securities	—	—	—	—	—	—	2,837	3.48
Total Available for Sale	$21,001	3.11%	$74,482	3.84%	$3,060	4.22%	$7,617	3.90%

(1)	Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 35%.

Loans

During 2005, the Company continued to experience strong growth trends in real estate lending. The markets in which the Company operate have experienced a significant amount of construction and land development activity over the last several years, which has been a significant factor behind overall loan growth Loans increased 5.4% in 2005, compared to 25.4% in 2004. Real estate construction loans increased $37,359,000 or 38.5% in 2005, compared to an increase of $60,381,000 or 16.8% in 2004. Other real estate secured mortgage loans declined slightly to $400,629,000 at December 31, 2005, compared to $406,053,000 at December 31, 2004. Increases in short-term interest rates in 2005 contributed to the decline of the real estate mortgage portfolio. Many residential real estate customers obtained longer term fixed rate financing from the secondary market in both 2005 and 2004. Commercial, financial and agricultural loans increased $1,770,000 or 2.4% in 2005 compared to a $9,338,000 or 14.5% increase in 2004. Consumer loans remain a small percentage of the overall loan portfolio and declined $1,700,000 in 2005, compared to an increase of $1,612,000 or 9.5% in 2004 . Loans, net of unearned income, totaled $627,463,000 at December 31, 2005, an increase of $32,005,000 when compared to 2004. Loans increased $120,503,000 in 2004 in part due to the acquisition of Felton Bank, which represented approximately $50,364,000 of this growth. The Company has brokered long-term fixed rate residential mortgage loans for sale on the secondary market since 2002.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$75,527	$73,757	$64,419	$61,962	$58,953
Real estate - construction	134,380	97,021	36,640	25,354	20,255
Real estate - mortgage	400,629	406,053	356,881	335,037	293,921
Consumer	16,927	18,627	17,015	17,186	19,577
Total Loans	$627,463	$595,458	$474,955	$439,539	$392,706

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2005.

		Maturing
	Maturing	After one	Maturing
	Within	But Within	After Five
	One Year	Five Years	Years	Total

Commercial, financial and agricultural	$39,683	$27,862	$7,982	$75,527
Real estate - construction	77,210	53,518	3,652	134,380
Real estate - mortgage	84,271	203,852	112,506	400,629
Consumer	7,149	7,914	1,864	16,927
Total	$208,313	$293,146	$126,004	$627,463

Rate Terms:
Fixed-Interest Rate Loans	$77,529	$198,128	$49,427	$325,084
Adjustable-Interest Rate Loans	130,784	95,018	76,577	302,379
Total	$208,313	$293,146	$126,004	$627,463

Deposits

The Company primarily uses core deposits primarily to fund loans and to purchase investment securities. At both December 31, 2005 and 2004, deposits provided funding for approximately 90% of average earning assets. Average deposits increased $39,919,000 or 6.2% in 2005, compared to a 14.7% increase in 2004. The Company experienced the majority of its deposit growth in certificates of deposit during 2005. Certificates of deposit less than $100,00 increased $13,112,000 or 8.2% and certificates of deposit $100,000 or more increased $9,627,000 or 11.1% when compared to 2004. The average balance of other time deposits increased $14,577,000 or 10.1% during 2004. The average balance of noninterest bearing demand deposits increased $11,679,000 or 12.2% in 2005, compared to an increase of $21,717,000 or 29.4% in 2004. NOW and SuperNOW accounts increased $363,000 in 2005, compared to an increase of $9,387,000 in 2004. In 2004 the most significant growth occurred in the average balance of money management account and other savings accounts, which increased $42,121,000 or 27.4%. Low interest rates kept depositors from utilizing long-term deposit products for much of the year, but the Company began to offer higher rates paid for time deposits during the third and fourth quarters of 2004 due to increased competition. Certificates of deposit over $100,000 declined on average in 2004 as a result of a municipal depositor who sought competitive bids and moved money to other financial institutions.

The Company has not historically relied on brokered deposits or purchased deposits as funding sources for loans.

The following table sets forth the average balances of deposits and the percentage of each category to total deposits for the years ended December 31.

(Dollars in thousands)	Average Balances
	2005		2004		2003
Noninterest-bearing demand	$107,306	15.60%	$95,627	14.75%	$73,910	13.08%
Interest bearing deposits
NOW and Super NOW	110,977	16.13	110,614	17.07	101,227	17.91
Savings	51,528	7.49	48,875	7.54	40,726	7.21
Money management	149,452	21.72	146,967	22.68	112,995	20.00
Certificates of Deposit and other time deposits less than $100,000	172,724	25.10	159,612	24.62	145,035	25.66
Certificates of Deposit $100,000 or more	96,077	13.96	86,450	13.34	91,194	16.14
	$688,064	100.00%	$648,145	100.00%	$565,087	100.00%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more on December 31, 2005 (in thousands).

Three months or less	$14,407
Over three through twelve month	31,784
Over twelve months	60,350
$106,541

Short-Term Borrowings

Short-term borrowings consist primarily of securities sold under agreement to repurchase. These short-term obligations are issued in conjunction with cash management services for deposit customers. The Company occasionally borrows from the Federal Home Loan Bank or from a correspondent bank under a federal funds line of credit arrangement to meet short-term liquidity needs.

The average balance of short-term borrowings increased $3,204,000 or 12.5% in 2005, compared to an increase of $2,519,000 or 10.9% in 2004.

The following table sets forth the Company’s position with respect to short-term borrowings.

(Dollars in thousands)	2005		2004		2003
	Interest	Interest	Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased and securities sold
under agreements to repurchase:
Average outstanding for the year	$28,794	2.40%	$25,590	0.84%	$23,071	0.77%
Outstanding at year end	35,848	3.05%	27,106	0.80%	20,957	0.63
Maximum outstanding at any month end	35,848	—	30,845	—	29,781	—

Capital Management

The Company and the Banks continue to maintain capital at levels in excess of the risk based capital guidelines adopted by the federal banking agencies. Total stockholders’ equity for the Company was $101,448,000 at December 31, 2005, 9.1% higher than the previous year. Stockholders’ equity at December 31, 2004 increased 11.3% over December 31, 2003. The increase in stockholders’ equity in 2005 and 2004 was due primarily to increases in earnings for those years, reduced by dividends paid on shares of the common stock of the Company.

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholder’s equity. As of December 31, 2005, the portion of the Company’s investment portfolio designated as “available for sale” had net unrealized holding losses, net of tax, of $1,263,000, compared to unrealized holding gains, net of tax, of $278,000 at December 31, 2004.

The following table compares the Company’s capital ratios as of December 31 to the regulatory requirements.

			Regulatory
(Dollars in thousands)	2005	2004	Requirements

Tier 1 capital	$89,104	$82,385
Tier 2 capital	5,527	4,844
Total capital, less deductions	$94,631	$87,229
Risk-adjusted assets	$683,422	$629,225
Risk-based capital ratios:
Tier 1	13.04%	13.04%	4.0%
Total capital	13.85%	13.86%	8.0%

Total Capital	$89,104	$82,385
Total adjusted assets	$834,041	$772,140
Leverage capital ratio	10.68%	10.67%	3.0%

Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on capital. See Note 17 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

Provision for Credit Losses and Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company’s Board of Directors demands accountability of management, keeping the interests of stockholders’ in focus. Through its Asset/Liability and Audit Committee, the Board actively reviews critical risk positions, including market, credit, liquidity and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Committee and internal audit function. The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

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

Each of the Banks maintains a separate allowance for credit losses, which is only available to absorb losses from their respective loan portfolios. The allowance set by each of the Banks is subject to regulatory examination and determination as to its adequacy.

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

The specific allowance is based on each the Banks’ quarterly analysis of its loan portfolio and is determined based upon the analysis of collateral values, cash flows and guarantor’s financial capacity, whichever are applicable. In addition, allowance factors are applied to internally classified loans for which specific allowances have not been determined and historical loss factors are applied to homogenous pools of unclassified loans. Historical loss factors may be adjusted by management in situations where no historical losses have occurred or where current conditions are not reflective of the specific history of the Company.

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

Although the local economy does not appear to show the same signs of weakness that exist in other parts of the nation, management acknowledges that the effects of continued weakness in the national economy and/or a weakness in the local economy could result in higher loss levels for the Company in the future.

The ratio of net charge-offs to average loans was .04% in 2005, compared to .13% in 2004. At December 31, 2005, the allowance for credit losses was $5,236,000, or .86% of average outstanding loans, and 619% of total nonaccrual loans. This compares to an allowance of $4,692,000, or .85% of average outstanding loans and 319% of nonaccrual loans, at December 31, 2004, and an allowance for credit losses of $4,060,000, or .89% of outstanding loans and 406% of nonaccrual loans, at December 31, 2003.

Management’s decision regarding the amount of the provision is influenced in part by growth in commercial and real estate loan balances. Loan charge-offs totaled $449,000 for 2005, a significant decline when compared to $887,000 in loan charge-offs for 2004. In 2004, the Company experienced a significant loss related to a single commercial customer. Charge-offs were $530,000, $538,000 and $335,000 in 2003, 2002 and 2001, respectively.

The following table sets forth a summary of the Company's loan loss experience for the years ended December 31.

(Dollars in thousands)	2005	2004	2003	2002	2001

Balance, beginning of year	$4,692	$4,060	$4,117	$4,189	$4,199

Loans charged off:
Real estate loans	—	(131)	(7)	(86)	(5)
Installment loans	(183)	(94)	(114)	(170)	(155)
Commercial and other	(266)	(662)	(409)	(282)	(175)
	(449)	(887)	(530)	(538)	(335)
Recoveries:
Real estate loans	2	20	35	16	2
Installment loans	71	63	56	76	60
Commercial and other	110	79	47	18	37
	183	162	138	110	99
Net losses charged off	(266)	(725)	(392)	(428)	(236)
Allowance of acquired institution	—	426	—	—
Provision for credit losses	810	931	335	356	226
Balance, end of year	$5,236	$4,692	$4,060	$4,117	$4,189

Average loans outstanding	$607,017	$555,259	$457,491	$423,771	$386,161

Percentage of net charge-offs to average loans outstanding during the year	.04%	.13%	.09%	.10%	.06%
Percentage of allowance for loan losses at year-end to average loans	0.86%	0.85%	0.89%	0.97%	1.08%

Total non-accrual loans declined to.13% of total loans, net of unearned income, at December 31, 2005, compared to .25% at December 31, 2004. Specific valuation allowances totaling $555,000 have been established for to address current nonaccrual loans. Loans 90 days past due declined from $2,969,000 for 2004 to $818,000 for 2005. In 2004, $2,881,000 or 97% of loans 90 days past due were real estate secured and present limited loss exposure to the Company.

The following table summarizes the past due and non-performing assets of the Company as of December 31.

(Dollars in thousands)	2005	2004	2003	2002	2001

Non-performing assets:
Non-accrual loans	$846	$1,469	$1,002	$771	$943
Other real estate and other assets owned	302	391	—	54	56
Total non-performing assets	1,148	1,860	1,002	825	999
Loans 90 days past due	818	2,969	1,128	374	1,532
Total non-performing assets and past due loans	$1,966	$4,829	$2,130	$1,199	$2,531

Non-accrual loans to total loans at period end	.13%	.25%	.21%	.18%	.24%
Non-accrual loans and past due loans, to total loans at period end	.27%	.75%	.45%	.26%	.64%

During 2005, there was no change in the methods or assumptions affecting the allowance methodology. The provision for credit losses was $810,000 for the year, compared to $931,000 for 2004. The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations. Historically, the Company has experienced the majority of its losses in the commercial loan portfolio, which are typically not secured by real estate. Because the majority of loan growth is in loans secured by real estate, which have experienced minimal losses over the past five years, the required allowance for those type of loans is minimal compared to the amount required for non real estate secured commercial loans.

Net charge-offs during 2005 were $266,000, compared to $725,000 and $392,000 for 2004 and 2003, respectively. The increase in 2004 was primarily related to losses of a single commercial loan customer. The allowance increased $544,000 or 11.6% in 2005 as a result of the provision for credit losses less net charge-offs. In 2004, the allowance increased $632,000, of which $426,000 was due to the acquisition of Felton Bank.

The overall quality of the loan portfolio was strong at December 31, 2005, as nonaccrual loans and delinquencies were within acceptable levels for the industry. There was no unallocated portion of the allowance at December 31, 2005 and 2004, compared to 1.3% of the total allowance at December 31, 2003. The majority of loans made by the Company are real estate secured. At December 31, 2005, 63.9% and 21.4% of the Company’s total loans were real estate mortgage loans and real estate construction and land development loans, respectively, compared to 68.3% and 16.3% at December 31, 2004.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31,

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, Financial and
Agricultural	$1,780	12.0%	$1,863	12.3%	$1,362	13.6%	$1,869	14.1%	$1,563	15.0%
Real Estate-Construction	945	21.4	429	16.3	253	7.7	172	5.8	135	5.2
Real Estate-Mortgage	2,299	63.9	2,262	68.3	2,231	75.2	1,825	76.2	1,918	74.8
Consumer	212	2.7	138	3.1	160	3.5	169	3.9	387	5.0
Unallocated	—	—	—	—	54	—	82	—	186	—
	$5,236	100%	$4,692	100%	$4,060	100%	$4,117	100%	$4,189	100%

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

The Company does not utilize derivative financial or commodity instruments or hedging strategies in its management of interest rate risk. Because the Company is not exposed to market risk from trading activities and does not utilize hedging strategies or off-balance sheet management strategies, the Asset/Liability Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The difference between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. As of December 31, 2005, the Company had a negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $41.8 million, or 4.9% of total assets. This was essentially unchanged from the negative gap position within the one-year interval at December 31, 2004, which totaled $41.8 million, or 5.29% of total assets.

The following table summarizes the Company’s interest sensitivity at December 31, 2005. Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed-rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

	3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2005	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in Thousands)
ASSETS:
Loans	$279,216	$69,199	$178,574	$59,847	$40,627	$(5,236)	$622,227
Investment securities	—	21,004	61,531	18,812	19,724	—	121,071
Interest bearing deposits with other banks	13,068	—	—	—	—	—	13,068
Federal funds sold	25,401	—	—	—	—	—	25,401
Other assets	—	—	—	—	—	69,871	69,871
Total Assets	$317,685	$90,203	$240,105	$78,659	$60,351	$64,635	$851,638
LIABILITIES:
Certificates of deposit $100,000 and over	$14,407	$31,784	$29,454	$30,896	$—	$—	$106,541
Other time deposits	20,994	39,023	76,077	41,398	—	—	177,492
Savings and money market	195,883	—	—	—	—	—	195,883
NOW and SuperNOW	111,798	—	—	—	—	—	111,798
Noninterest bearing demand	—	—	—	—	—	113,244	113,244
Short-term borrowings	35,848	—	—	—	—	—	35,848
Long-term debt	—	—	4,000	—	—	—	4,000
Other liabilities	—	—	—	—	—	5,384	5,384
STOCKHOLDERS’ EQUITY	—	—	—	—	—	101,448	101,448
Total Liabilities and Stockholders’ Equity	$378,930	$70,807	$109,531	$72,294	$—	$220,076	$851,638
Excess	$(61,245)	$19,396	$130,574	$6,365	$60,351	$(155,441)	$—
Cumulative Excess	$(61,245)	$(41,849)	$88,725	$95,090	$155,441	$—	$—
Cumulative Excess as percent of total assets	(7.19)%	(4.91)%	10.42%	11.17%	18.25%	—	—

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on their net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2005 and 2004, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

2005
% Change in Net Interest Income	9.04%	5.11%	(5.34)%	(11.83)%	±25%
% Change in Fair Value of Capital	3.78%	2.51%	(3.21)%	(8.24)%	±15%

2004
% Change in Net Interest Income	8.90%	5.19%	(6.41)%	(14.09)%	±25%
% Change in Fair Value of Capital	2.49%	1.90%	(4.08)%	(10.31)%	±15%

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Banks’ exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Banks use the same credit policies in making commitments and conditional obligations as they use for on-balance sheet instruments. The Banks generally require collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Banks evaluate each customer’s creditworthiness on a case-by-case basis.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further information about these arrangements is provided in Note 20 to Consolidated Financial Statements.

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity Management

Liquidity describes the ability of the Company to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The Company has arrangements with correspondent banks whereby it has $20,500,000 available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by its portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the Federal Home Loan Bank, which provides another source of liquidity. At December 31, 2005 the Federal Home Loan Bank had issued a letter of credit in the amount of $20,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits.

At December 31, 2005, the Company’s loan to deposit ratio was 89% approximately the same as one year ago. Investment securities available for sale totaling $106,160,000 were available for the management of liquidity and interest rate risk. Cash and cash equivalents were $67,459,000 at December 31, 2005, $23,908,000 higher than one year ago. Management is not aware of any demands, commitments, events or uncertainties that will materially affect the Company’s ability to maintain liquidity at satisfactory levels.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

	Within	One to	Three to	Over five
Contractual Obligations	one year	three years	five years	years
Deposits without a stated maturity(a)	$420,870	$—	$—	$—
Certificates of Deposit(a)	107,477	105,530	72,294	—
Short-term borrowings	35,848	—	—	—
Long-term debt	—	4,000	—	—
Operating Leases	284	296	175	1,411
Purchase obligations	2,563	—	—	—
	$567,042	$109,826	$72,469	$1,411

(a)	Includes accrued interest payable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item may be found in Item 7 of Part II of this report under the caption “Market Risk Management”, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stegman and Company

Baltimore, Maryland
March 7, 2006

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
Cash and due from banks	$28,989,716	$22,050,846
Interest bearing deposits with other banks	13,068,316	960,812
Federal funds sold	25,400,992	20,539,412
Investment securities:
Available for sale - at fair value	106,159,559	103,433,819
Held to maturity - at amortized cost - fair value of (2005) $14,826,249 and (2004) $15,802,385	14,910,580	15,662,077
Loans, less allowance for credit losses (2005) $5,235,670 and (2004) $4,692,202	622,227,459	590,765,937
Insurance premiums receivable	1,089,982	385,923
Premises and equipment, net	15,186,866	13,069,835
Accrued interest receivable on loans and investment securities	3,897,182	3,275,042
Investment in unconsolidated subsidiary	909,133	859,133
Goodwill	11,938,714	11,938,714
Other intangible assets	1,905,585	2,242,367
Deferred income taxes	1,991,114	1,542,544
Other real estate	301,525	390,825
Other assets	3,661,423	3,480,229
Total assets	$851,638,146	$790,597,515

LIABILITIES
Deposits:
Noninterest bearing demand	$113,244,399	$102,671,672
NOW and Super NOW	111,798,486	112,326,736
Certificates of deposit, $100,000 or more	106,541,050	91,315,421
Other time and savings	373,374,451	352,358,525
	704,958,386	658,672,354

Accrued interest payable	1,213,500	630,062
Short-term borrowings	35,847,600	27,106,241
Long term debt	4,000,000	5,000,000
Contingent earn-out payments payable	—	3,312,500
Other liabilities	4,170,486	2,900,705
Total liabilities	750,189,972	697,621,862

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; issued and outstanding (2005) 5,556,985 shares; (2004) 5,515,198 shares	55,570	55,152
Additional paid in capital	29,013,841	28,016,571
Retained earnings	73,641,882	65,182,004
Accumulated other comprehensive loss	(1,263,119)	(278,074)
Total stockholders’ equity	101,448,174	92,975,653
Total liabilities and stockholders’ equity	$851,638,146	$790,597,515

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

INTEREST INCOME
Loans, including fees	$41,848,475	$33,034,103	$28,916,967
Interest and dividends on investment securities:
Taxable	3,789,797	4,353,701	4,314,727
Tax-exempt	576,522	601,803	603,421
Federal funds sold	1,058,190	254,618	301,316
Other interest	110,878	46,568	202,025
Total interest income	47,383,862	38,290,793	34,338,456

INTEREST EXPENSE
NOW and Super NOW accounts	552,088	409,441	503,993
Certificates of deposit, $100,000 or more	3,444,424	2,345,737	2,503,373
Other time and savings	7,106,616	5,787,514	6,305,204
Interest on short-term borrowings	691,723	214,504	178,052
Interest on long term debt	103,807	252,642	251,951
Total interest expense	11,898,658	9,009,838	9,742,573

NET INTEREST INCOME	35,485,204	29,280,955	24,595,883

PROVISION FOR CREDIT LOSSES	810,000	931,345	335,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	34,675,204	28,349,610	24,260,883

NONINTEREST INCOME
Service charges on deposit accounts	2,878,120	2,470,350	1,928,521
Other service charges and fees	1,192,931	1,169,648	648,251
Gain on sale of securities	4,071	41,440	447,713
Recognized loss on impairment of securities	—	(657,500)	(131,394)
Insurance agency commissions	6,384,315	6,383,212	6,036,792
Other operating income	1,038,750	816,450	914,839
	11,498,187	10,223,600	9,844,722
NONINTEREST EXPENSE
Salaries and wages	12,578,602	10,658,637	9,372,409
Employee benefits	3,176,005	3,101,617	2,871,206
Occupancy expense	1,542,186	1,448,320	1,225,476
Furniture and equipment expense	1,110,117	978,635	808,143
Data processing	1,414,478	1,309,746	955,108
Directors’ fees	589,794	553,249	569,039
Amortization of other intangible assets	336,782	306,533	215,786
Other operating expenses	4,682,904	4,177,648	3,327,042
	25,430,868	22,534,385	19,344,209

INCOME BEFORE INCOME TAXES	20,742,523	16,038,825	14,761,396
Federal and state income taxes	7,854,310	5,840,624	5,265,701

NET INCOME	$12,888,213	$10,198,201	$9,495,695

Basic earnings per common share	$2.33	$1.86	$1.77

Diluted earnings per common share	$2.32	$1.84	$1.74

Cash dividends paid per common share	$.80	$.72	$.66

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

				Accumulated
	Additional			Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2003	$53,721	$23,837,608	$52,984,735	$1,151,836	$78,027,900
Comprehensive income:
Net income	—	—	9,495,695	—	9,495,695
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net of reclassification adjustment of ($104,509)	—	—	—	(841,598)	(841,598)
Total comprehensive income					8,654,097

Shares issued for employee stock based awards and related tax effects	287	393,605	—	—	393,892
Cash dividends paid $.66 per share	—	—	(3,548,409)	—	(3,548,409)
Balances, December 31, 2003	54,008	24,231,213	58,932,021	310,238	83,527,480
Comprehensive income:
Net income	—	—	10,198,201	—	10,198,201
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities, net of reclassification adjustment of $225,865	—	—	—	(588,312)	(588,312)
Total comprehensive income					9,609,889

Shares issued for employee stock based awards and related tax effects	316	577,805	—	—	578,121
Shares issued for purchase accounting acquisition	828	3,207,553	—	—	3,208,381
Cash dividends paid $.72 per share	—	—	(3,948,218)	—	(3,948,218)
Balances, December 31, 2004	55,152	28,016,571	65,182,004	(278,074)	92,975,653

Comprehensive income:
Net income	—	—	12,888,213	—	12,888,213
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities, net of reclassification adjustment of ($105,344)	—	—	—	(985,045)	(985,045)
Total comprehensive income	—	—	—	—	11,903,168

Shares issued for employee stock based awards and related tax effects	304	597,384	—	—	597,688
Shares issued for contingent earn out	114	399,886	—	—	400,000
Cash dividends paid $.80 per share	—	—	(4,428,335)	—	(4,428,335)
Balances, December 31, 2005	$55,570	$29,013,841	$73,641,882	$(1,263,119)	$101,448,174

The notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,888,213	$10,198,201	$9,495,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,410,369	1,474,954	1,521,160
Discount accretion on debt securities	(136,394)	(116,838)	(60,236)
Gain on sale of securities	(4,071)	(41,440)	(579,107)
Recognized loss on impairment of securities	—	657,500	131,394
Provision for credit losses, net	810,000	931,345	335,000
Deferred income taxes	168,583	(273,569)	75,412
Deferred gain on sale of premises	(175,993)	—	—
Loss on disposal of premises and equipment	16,729	37,789	—
Loss on other real estate owned	89,300	—	2,143
Net changes in:
Insurance premiums receivable	(704,059)	458,653	774,582
Accrued interest receivable	(622,140)	(877)	(83,542)
Other assets	(231,196)	75,538	(387,710)
Accrued interest payable	583,438	46,269	(221,558)
Other liabilities	1,269,782	(314,669)	(132,195)
Net cash provided by operating activities	15,362,561	13,132,856	10,871,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	9,743,709	16,955,388	8,770,500
Proceeds from maturities and principal payments of securities available for sale	21,284,766	63,612,769	112,185,011
Purchases of securities available for sale	(35,350,170)	(31,222,203)	(156,031,628)
Proceeds from maturities and principal payments of securities held to maturity	1,062,202	2,155,368	2,836,613
Purchases of securities held to maturity	(332,864)	(2,533,504)	(5,051,827)
Net increase in loans	(32,271,521)	(83,345,923)	(35,807,512)
Purchase of premises and equipment	(3,787,108)	(1,827,159)	(3,469,743)
Proceeds from sale of other real estate owned	—	—	51,973
Proceeds from sale of investment in unconsolidated subsidiary	—	379,490	—
Proceeds from sale of premises and equipment	912,135	—	—
Deferred earn out payment, net of stock issued	(2,912,500)	(234,845)	—
Net cash used in investing activities	(41,651,351)	(36,060,619)	(76,516,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings deposits	9,175,445	6,901,851	76,290,829
Net increase (decrease) in certificates of deposit	37,110,587	10,365,672	(29,073,330)
Net increase (decrease) in short-term borrowings	8,741,359	6,148,947	(1,050,823)
Net decrease in long term debt	(1,000,000)	—	—
Proceeds from issuance of common stock	597,688	279,275	290,308
Dividends paid	(4,428,335)	(3,948,218)	(3,548,410)
Net cash provided by financing activities	50,196,744	19,747,527	42,908,574

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,907,954	(3,180,236)	(22,737,001)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,551,070	46,731,306	69,468,307

CASH AND CASH EQUIVALENTS AT END OF YEAR	$67,459,024	$43,551,070	$46,731,306

Supplemental cash flows information:

Interest paid	$11,315,220	$8,794,961	$9,964,131

Income taxes paid	$7,426,775	$5,832,108	$5,559,256

Transfers from loans to other real estate	$—	$390,825	$—

Details of acquisitions:
Fair value of assets acquired	$—	$49,538,073	$—
Fair value of liabilities acquired	—	(49,309,778)	—
Stock issued for acquisition	—	(3,208,381)	—
Purchase price in excess of net assets acquired	—	3,214,931	—
Net cash paid for acquisition	$—	$234,845	$—

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

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

Nature of Operations
The Company provides commercial banking services from its locations in the Maryland Counties of Talbot, Queen Anne’s, Kent, Caroline, and Dorchester and in Kent County, Delaware. Its primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula. A full range of insurance and investment services are offered through the Company’s nonbank subsidiaries.

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

The Company’s systematic methodology for assessing the appropriateness of the allowance includes the two following components: (1) the formula allowance component reflecting historical losses, as adjusted, by credit category; and (2) the specific allowance component for risk rated credits on an individual or portfolio basis. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding fifteen years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over fifteen years. Note 8 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the effect of the adoption of SFAS No. 142.

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

Stock-Based Compensation
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, and applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense related to the plans was recorded during the years ended December 31, 2005, 2004, and 2003. If the Company had elected to recognize compensation cost based on fair value of the award on date of grant and recognized cost based upon the vesting dates under the plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31:

	2005	2004	2003
Net income:
As reported	$12,888,213	$10,198,201	$9,495,695
Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(49,850)	(49,407)	(32,328)
Pro forma net income	$12,838,363	$10,148,794	$9,463,367

Basic net income per share:
As reported	$2.33	$1.86	$1.77
Pro forma	2.32	1.85	1.76

Diluted earnings per share
As reported	$2.32	$1.84	$1.74
Pro forma	2.31	1.83	1.74

The pro forma amounts are not representative of the effects on reported net income for future years.

Advertising Costs
Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $385,000, $217,000, and $169,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

New Accounting Pronouncements

In January 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment (Revised 2004)”, which establishes standards for accounting for transaction in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on ant entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board (“APB”) No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. SFAS 123R is effective for fiscal periods beginning after December 15, 2005. The Company will transition to fair value-based compensation using a modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R will apply to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006. Additionally, compensation cost for awards for which requisite service has not been rendered (non-vested options and stock grants) that are outstanding as of December 31, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The determination of compensation cost for awards granted prior to January 1, 2006 will be based on the same methods an on the same fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service has not been fully rendered, the Company expects to record an additional compensation expense of approximately $33,430 for each of the years ended December 31, 2006 and 2007 as a result of adopting SFAS 123R. Future levels of compensation expense related to stock-based compensation may be impacted by new awards, or modifications, repurchases, or cancellations of existing awards, both before and after the adoption of this standard.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.

In March 2004, FASB Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of the impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-01 were initially effective for periods beginning after June 15, 2004. In September 2004, however, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity. During 2004, the Company recorded a $657,500 write-down relating to its investment in FHLMC preferred stock whose decline in value was determined to be other-than-temporary.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchase’s initial investment and prohibits carrying over valuation allowances from the seller for those-individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchase’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on the Company’s financial condition, result of operations, or liquidity.

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

On May 1, 2002, the Company acquired certain assets of The Avon-Dixon Agency, Inc., a full service insurance agency, and its subsidiaries, all located in Easton, Maryland. The acquisition agreement called for a deferred payment (earn-out) to be made on or before February 15, 2005, the exact amount of which would depend upon the acquired business meeting certain performance criteria through December 31, 2004. The Company recorded a deferred payment of $2,800,000 on December 31, 2004 as additional goodwill. In February 2005, the Company paid $2,400,000 in cash and $400,000 in stock to liquidate the obligation.

On November 1, 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full service insurance agency located in Centreville, Maryland. The acquisition agreement called for a deferred payment (earn-out) to be made on or before December 16, 2005, the exact amount of which would depend upon the acquired business meeting certain performance criteria through December 31, 2004. The Company recorded a deferred payment of $512,500 on December 31, 2004 as additional goodwill and made the payment during 2005.

NOTE 3. CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires the banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks. Such balances for the Company’s bank subsidiaries averaged approximately $13,141,000 and $11,877,000 during 2005 and 2004, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for sale securities:	Cost	Gains	Losses	Value
December 31, 2005:
Obligations of U.S. Government agencies and corporations	$90,872,189	$1,043	$1,640,342	$89,232,890
Other securities:
Mortgage backed securities	14,517,990	677	428,980	14,089,687
Federal Home Loan Bank stock	2,088,300	—	—	2,088,300
Federal Reserve Bank stock	302,250	—	—	302,250
Federal Home Loan Mortgage Corporation Cumulative preferred stock	388,500	21,500	—	410,000
Equity securities	35,000	1,432	—	36,432
	$108,204,229	$24,652	$2,069,322	$106,159,559
December 31, 2004:
Obligations of U.S. Government agencies and corporations	$74,961,442	$46,913	$539,525	$74,468,830
Other securities:
Mortgage backed securities	24,379,611	199,610	165,979	24,413,242
Federal Home Loan Bank stock	1,614,100	—	—	1,614,100
Federal Reserve Bank stock	302,250	—	—	302,250
Federal Home Loan Mortgage Corporation Cumulative preferred stock	2,342,500	—	—	2,342,500
Equity securities	284,180	8,717	—	292,897
	$103,884,083	$255,240	$705,504	$103,433,819

Held to Maturity securities:
December 31, 2005
Obligations of states and political subdivisions	$14,908,105	$93,895	$178,365	$14,823,635
Mortgage backed securities	2,475	139	—	2,614
	$14,910,580	$94,034	$178,365	$14,826,249
December 31, 2004
Obligations of states and political subdivisions	$15,658,414	$219,019	$79,047	$15,798,386
Mortgage backed securities	3,663	336	—	3,999
	$15,662,077	$219,355	$79,047	$15,802,385

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2005 are as follows:

	Continuous unrealized losses existing for:
		Less than 12	More than 12	Total Unrealized
Available for sale securities:	Fair Value	Months	Months	Losses
Obligations of U.S. Government Agencies and Corporations	$88,230,373	$483,824	$1,156,519	$1,640,343
Mortgage-backed securities	13,760,201	198,262	230,717	428,979
	$101,990,574	$682,086	$1,387,236	$2,069,322

The available-for-sale investment portfolio has a fair value of approximately $106 million, of which approximately $102 million have unrealized losses from their purchase price. Of these securities, $88 million or 86% are government agency bonds, and $14 million or 14% are mortgage-backed securities. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal loss (approximately 1.95%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors, coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary. During 2004, the Company recorded impairment losses in the amount of $657,500 for losses on Freddie Mac Preferred Stock investments that were determined to be other than temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2005 are as follows:

	Continuous unrealized losses existing for:
		Less than 12	More than 12	Total Unrealized
Held-to-Maturity	Fair Value	Months	Months	Losses
Obligations of states and political subdivisions	$7,591,313	$77,893	$100,472	$178,365

The held-to-maturity investment portfolio has a fair value of approximately $15 million, of which approximately $8 million have some unrealized losses from their purchase price. The securities representing the unrealized losses in the held-to-maturity portfolio are all municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 1.20%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2005 are as follows:

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,237,642	$21,000,910	$2,475	$2,614
Due after one year through five years	76,048,038	74,481,451	5,861,526	5,861,123
Due after five years through ten years	3,154,317	3,060,562	6,094,358	5,978,834
Due after ten years	4,950,182	4,779,654	2,952,221	2,983,678
	105,390,179	103,322,577	14,910,580	14,826,249
Equity securities	2,814,050	2,836,982	—	—
	$108,204,229	$106,159,559	$14,910,580	$14,826,249

The maturity date for mortgage-backed securities is determined by its expected maturity. The maturity date for the remaining debt securities is determined using its contractual maturity date.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. All pledged securities are in the available for sale investment portfolio.

	December 31, 2005		December 31,2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale	$87,321,908	$85,612,506	$77,185,632	$76,863,198

There were no obligations of states or political subdivisions whose carrying value, as to any issuer, exceeded 10% of stockholders’ equity at December 31, 2005 or 2004.

Proceeds from sales of investment securities were $9,744,000, $16,955,000, and $8,771,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Gross gains from sales of investment securities were $118,000, $129,000, and $580,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Gross losses were $114,000, $88,000 and $1,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company grants residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware. The principal categories of the loan portfolio at December 31 are summarized as follows:

	2005	2004
Real estate loans:
Construction and land development	$134,379,796	$97,010,075
Secured by farmland	16,835,853	18,740,634
Secured by residential properties	212,856,978	240,594,157
Secured by non-farm, nonresidential properties	171,747,457	147,207,463
Loans to farmers (loans to finance agricultural production and other loans)	4,058,520	4,495,116
Commercial and industrial loans	66,856,135	68,163,985
Loans to individuals for household, family, and other personal expenditures	15,396,741	18,485,816
Obligations of states and political subdivisions in the United States, tax-exempt	2,003,815	1,082,824
All other loans	4,038,723	133,156
	628,174,018	595,913,226
Net deferred loan fees/costs	(710,889)	(455,087)
	627,463,129	595,458,139
Allowance for credit losses	(5,235,670)	(4,692,202)
	$622,227,459	$590,765,937

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, 2005 and 2004, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $13,106,000, and $16,384,000, respectively. During 2005 and 2004, loan additions were approximately $4,482,000 and $10,031,000 and loan repayments were approximately $7,760,000 and $5,661,000, respectively.

Activity in the allowance for credit losses is summarized as follows:

	2005	2004	2003

Balance, beginning of year	$4,692,202	$4,059,964	$4,116,598

Loans charged off:
Real estate loans	—	(130,624)	(7,369)
Installment loans	(182,712)	(94,052)	(113,717)
Commercial and other	(266,434)	(662,246)	(409,329)
	(449,146)	(886,922)	(530,415)
Recoveries:
Real estate loans	1,437	19,681	35,060
Installment loans	71,295	62,896	56,592
Commercial and other	109,882	79,093	47,129
	182,614	161,670	138,781

Net loans charged off	(266,532)	(725,252)	(391,634)
Allowance of acquired institution	—	426,145	—
Provision	810,000	931,345	335,000
Balance, end of year	$5,235,670	$4,692,202	$4,059,964

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

	2005	2004	2003
Impaired loans with valuation allowance	$604,471	$1,245,881	$729,340
Impaired loans with no valuation allowance	241,726	222,784	272,348

Total impaired loans	$846,197	$1,468,665	$1,001,688

Allowance for loan losses related to impaired loans	$554,992	$441,930	$349,268
Allowance for loan losses related to other than impaired loans	4,680,678	4,250,272	3,710,696

Total allowance for loan losses	$5,235,670	$4,692,202	$4,059,964

Interest income on impaired loans recorded on the cash basis	$90	$11,177	$26,464

Average recorded investment in impaired loans for the year	$1,156,261	$1,174,632	$826,098

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2005	2004
Land	$4,228,249	$3,313,344
Buildings and land improvements	11,330,891	10,628,881
Furniture and equipment	6,708,379	6,013,936
	22,267,519	19,956,161
Accumulated depreciation	(7,080,653)	(6,886,326)
	$15,186,866	$13,069,835

Depreciation expense totaled $919,550, $846,359 and $702,042 for the years ended December 31, 2005, 2004 and 2003, respectively.

On June 14, 2005, the Company entered into a sale-leaseback agreement with First Oxford Corporation. Under the agreement, the Company conveyed title to the land, including buildings, structures and other improvements of its banking facility in Felton, Delaware on September 23, 2005. The Company has leased back the facility for a period of 20 years under an operating lease arrangement. Rental expense under the agreement was $30,253 for 2005.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $327,059, $314,015 and $330,927, respectively. Future minimum annual rental payments are approximately as follows:

2006	$283,846
2007	173,455
2008	122,873
2009	85,931
2010	88,742
Thereafter	1,411,630
Total minimum lease payments	$2,166,477

NOTE 7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At December 31, 2005, the Company owned, through The Centreville National Bank of Maryland (“Centreville National Bank”), 20.00% of the outstanding common stock of the Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”). This investment is carried at cost, adjusted for the Company’s equity in Delmarva Data’s undistributed income. During 2004, Centreville National Bank sold shares of Delmarva Data to another institution.

	December 31
	2005	2004	2003
Balance, beginning of year	$859,133	$1,202,786	$1,165,567
Sale of stock	—	(379,490)	—
Equity in net income	50,000	35,837	37,219
Balance, end of year	$909,133	$859,133	$1,202,786

Data processing and other expenses paid to Delmarva Data totaled approximately $1,722,000, $1,554,000, and $1,277,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, goodwill is no longer being amortized but rather tested for impairment under the provisions of SFAS No. 142. The acquired intangible assets apart from goodwill will continue to be amortized over their remaining estimated lives.

The significant components of goodwill and acquired intangible assets are as follows:

	2005				2004
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$12,605,832	$667,118	$11,938,714	—	$12,605,832	$667,118	$11,938,714	—
Core Deposit Intangible	968,000	211,744	756,256	6.3	968,000	90,748	877,252	7.3
Unidentifiable intangible resulting from branch acquisitions	104,144	96,628	7,516	1.1	104,144	89,685	14,459	2.1
Insurance expirations	1,270,000	301,445	968,555	11.4	1,270,000	216,778	1,053,222	12.4
Other identifiable intangibles	620,883	447,625	173,258	1.4	620,883	323,449	297,434	2.4
Total	$15,568,859	$1,724,560	$13,844,299		$15,568,859	$1,387,778	$14,181,081

Future annual estimated annual amortization expense is as follows:

2006	$336,786
2007	247,632
2008	205,667
2009	205,667
2010	205,667

Under the provisions of SFAS No. 142, goodwill was subjected to an annual assessment for impairment during 2005. As a result of annual assessment reviews, the Company determined that there was no impairment of goodwill. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2005 and 2004 was $106,541,000 and $91,315,000, respectively.

The approximate maturities of time deposits at December 31, are as follows:

	2005	2004

Due in one year or less	$106,209,000	$108,037,000
Due in one to three years	105,534,000	87,305,000
Due in three to five years	72,290,000	51,580,000
	$284,033,000	$246,922,000

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31:

	2005		2004
	Amount	Rate	Amount	Rate
At Year End:
Federal Home Loan Bank advances	$8,725,000	4.71%	$—
Retail repurchase agreements	27,122,600	2.51	27,106,241.80%
Total	$35,847,600	3.05%	$27,106,241.80%

Average for the Year:
Federal Home Loan Bank advances	$3,990,474	4.92%	$—	—
Retail repurchase agreements	24,803,383	2.00%	25,107,183	0.82%
Other short-term borrowings	—	—	483,000	1.62%

Maximum Month-end Balance:
Federal Home Loan Bank advances	$8,725,000		$—
Retail repurchase agreements	27,122,600		30,845,388
Other short-term borrowings	—		—

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank to meet short-term liquidity needs.

NOTE 11. LONG-TERM DEBT

As of December 31, the Company had long-term borrowings from the Federal Home Loan Bank as follows:

	2005	2004
FHLB 4.67% Advance due in 2007	$4,000,000	$—
FHLB 4.97% Advance due in 2006	—	5,000,000

The Company has pledged its wholly-owned residential real estate mortgage loan portfolio under a blanket floating lien as collateral for these advances.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan
The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $968,914 (2005), $750,260 (2004), and $728,812 (2003).

The Felton Bank 401(k) plan, covering substantially all full-time employees, was merged into the Company’s 401(k) and profit sharing plan during 2005. No contributions were made to the Felton Bank 401(k) plan in 2005; matching contributions in 2004 totaled $10,244.

NOTE 13. STOCK OPTION PLANS

The Company has two stock option plans whereby incentive and nonqualified stock options may be granted periodically to directors, executive officers, and key employees at the discretion of the Company’s Personnel Committee. The plans provide for both immediate and graduated vesting schedules and originally reserved 194,000 shares of common stock for grant. At December 31, 2005, a total of 53,966 shares remained available for grant under the plans. The plans were adopted in 1998 and 1997 and the options granted have a life not to exceed ten years.

The Company also has an Employee Stock Purchase Plan that was adopted in 1998 and amended in 2003 that allows employees to receive options to purchase common stock at an amount equivalent to 85% of the fair market value of the common stock. As amended, the plan reserved 45,000 shares of common stock for issuance under the plan. There were 25,144 shares available for grant under the plan at December 31, 2005.

Following is a summary of changes in shares under option for all plans for the years indicated:

	Year Ended December 31,
	2005		2004
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	85,225	$14.05	113,084	$12.25
Granted	—	—	5,979	24.98
Exercised	(30,339)	10.14	(32,826)	9.64
Expired/Cancelled	(3,286)	18.87	(1,012)	20.49
Outstanding at end of year	51,600	$16.03	85,225	$14.05

Weighted average fair value of options granted during the year		$—		$8.26

The following summarizes information about options outstanding at December 31, 2005:

		Options Outstanding and Exercisable
			Weighted Average
Options Outstanding			Remaining
Exercise Price	Number	Number	Contract Life
$ 8.78	24,495	24,495.95
32.00	4,000	4,000	3.05
21.00	3,470	3,470	4.05
19.75	15,110	7,360	6.42
24.98	4,525	4,525.68
	51,600	43,850

The fair value of stock options issued is measured on the date of grant and recognized over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2004 and 2003, there were no options granted in 2005:

	2004	2003
Dividend yield	2.29%	1.70%
Expected volatility	27.60%	20.00%
Risk free interest	4.0%	4.23%
Expected lives (in years)	2.25	2.17

The weighted average fair value of options granted was $8.26 per share in 2004 and $7.12 per share in 2003.

NOTE 14. DEFERRED COMPENSATION

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer. The plan calls for fixed annual payments of $20,000 to be credited to the participant’s account. The participant is 100% vested in amounts credited to his account. Contributions to the plan were $20,000 in 2005, 2004, and 2003.

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

	2005	2004
Cash surrender value	$2,142,006	$2,046,706
Accrued benefit obligations	895,021	820,719

NOTE 15. INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

	2005	2004
Federal income taxes currently (receivable) payable	$(105,328)	$263,652
State income taxes currently payable	144,155	86,100
Deferred income tax benefits	1,991,114	1,542,544

Components of income tax expense for each of the three years ended December 31 are as follows:

	2005	2004	2003
Currently payable:
Federal	$6,331,379	$4,913,929	$4,500,099
State	1,158,737	918,988	826,384
	7,490,116	5,832,917	5,326,483
Deferred income tax benefits:
Federal	286,945	5,399	(50,635)
State	77,249	2,308	(10,147)
	364,194	7,707	(60,782)
	$7,854,310	$5,840,624	$5,265,701

A reconciliation of tax computed at the statutory federal tax rates of 35% to the actual tax expense for the three years ended December 31 follows:

	2005	2004	2003
Tax at federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(1.0)	(1.5)	(2.0)
Non-deductible expenses	.1	.2	.1
State income taxes, net of federal benefit	3.8	3.7	3.6
Other	—	(1.0)	(1.0)
Income tax expense	37.9%	36.4%	35.7%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
Deferred tax assets:
Allowance for credit losses	$2,001,691	$1,735,196
Provision for off balance sheet commitments	108,063	57,850
Net operating loss carryforward	92,315	303,137
Deferred gain on sale leaseback	60,741	-
Unrealized losses on available for sale securities	781,534	172,169
Recognized loss on impaired securities	44,043	304,671
Recognized loss on other real estate owned	37,249	-
Loan fees	155,187	75,182
Deferred compensation	349,607	313,528
Total deferred tax assets	3,630,430	2,961,733
Deferred tax liabilities:
Depreciation	423,488	363,979
Purchase accounting adjustments	584,097	635,149
Federal Home Loan Bank stock dividend	28,243	27,613
Undistributed income of unconsolidated subsidiary	74,875	69,345
Loan origination fees and costs	464,264	288,934
Other	64,349	34,169
Total deferred tax liabilities	1,639,316	1,419,189
Net deferred tax assets	$1,991,114	$1,542,544

The Company had unused net operating loss carryforward of approximately $264,134 and $816,000 at December 31, 2005 and 2004, respectively, that resulted from the acquisition of The Felton Bank in 2004. In accordance with current tax laws, the Company is allowed to utilize the loss carryforward over a 20-year period beginning in 2004. The Company expects to utilize the entire loss carryforward.

NOTE 16. EARNINGS PER COMMON SHARE

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For the years ended December 31, 2005 and 2004, options to purchase 4,000 shares of common stock were excluded from computing diluted earnings per share because their effects were antidilutive.

	2005	2004	2003
Basic:
Net income (applicable to common stock)	$12,888,213	$10,198,201	$9,495,695
Average common shares outstanding	5,536,401	5,482,928	5,376,618
Basic earnings per share	$2.33	$1.86	$1.77

Diluted:
Net income (applicable to common stock)	$12,888,213	$10,198,201	$9,495,695
Average common shares outstanding	5,536,401	5,482,928	5,376,618
Diluted effect of stock options	25,355	47,230	72,303
Average common shares outstanding - diluted	5,561,756	5,530,158	5,448,921
Diluted earnings per share	$2.32	$1.84	$1.74

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

The Company and each of The Talbot Bank of Easton, Maryland (“Talbot Bank”), Centreville National Bank, and The Felton Bank (Talbot Bank, Centreville National Bank and The Felton Bank are collectively referred to in this Note as the “Banks”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2005 that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2004, The Felton Bank did not meet the minimum total risk-based ratio to be categorized as well capitalized under the framework for prompt corrective action. The Company has made additional capital contributions to The Felton Bank to achieve the minimum required total risk based capital ratio. Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on the ability of the Company or any of the Banks to remain in the well capitalized category.

Capital levels and ratios for Shore Bancshares, Inc., Talbot Bank, Centreville National Bank and The Felton Bank as of December 31, 2005 and 2004, compared with the minimum requirements, are presented below:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Company	$94,631,000	13.85%	$54,675,360	8.00%	$68,344,200	10.00%
Talbot Bank	$53,659,000	12.92%	$33,231,280	8.00%	$41,539,100	10.00%
The Centreville National Bank	$29,653,000	14.49%	$16,366,400	8.00%	$20,458,000	10.00%
The Felton Bank	$6,067,000	10.02%	$4,846,000	8.00%	$6,057,500	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$89,104,000	13.04%	$27,336,680	4.00%
Talbot Bank	$50,374,000	12.13%	$16,615,640	4.00%	$24,923,460	6.00%
Centreville National Bank	$27,988,000	13.68%	$8,183,200	4.00%	$12,274,800	6.00%
The Felton Bank	$5,490,000	9.06%	$2,423,000	4.00%	$3,634,500	6.00%
Tier 1 Capital (to Average Assets):
Company	$89,104,000	10.68%	$33,361,640	3.00%
Talbot Bank	$50,374,000	10.85%	$18,575,360	3.00%	$23,219,200	5.00%
Centreville National Bank	$27,988,000	9.56%	$11,707,160	3.00%	$14,633,950	5.00%
The Felton Bank	$5,490,000	7.67%	$2,861,400	4.00%	$3,576,750	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Company	$87,229,000	13.86%	$50,338,000	8.00%	$62,922,500	10.00%
Talbot Bank	$49,620,000	12.65%	$31,383,040	8.00%	$39,228,800	10.00%
Centreville National Bank	$27,691,000	14.69%	$15,085,280	8.00%	$18,856,600	10.00%
The Felton Bank	$4,478,000	9.68%	$3,700,240	8.00%	$4,625,300	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$82,385,000	13.04%	$25,169,000	4.00%
Talbot Bank	$46,857,000	11.94%	$15,691,520	4.00%	$23,537,280	6.00%
Centreville National Bank	$26,121,000	13.85%	$7,542,640	4.00%	$11,313,960	6.00%
The Felton Bank	$3,967,000	8.09%	$1,850,000	4.00%	$2,775,180	6.00%
Tier 1 Capital (to Average Assets):
Company	$82,385,000	10.67%	$30,885,600	3.00%
Talbot Bank	$46,857,000	10.76%	$17,411,920	3.00%	$21,764,900	5.00%
Centreville National Bank	$26,121,000	9.61%	$10,871,480	3.00%	$13,589,350	5.00%
The Felton Bank	$3,967,000	6.58%	$2,410,200	4.00%	$3,012,750	5.00%

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company. At December 31, 2005, the Banks could have paid dividends to the Company of approximately $10,978,000 without the prior consent and approval of the regulatory agencies. The Company had no outstanding receivables from subsidiaries at December 31, 2005 or 2004.

NOTE 18. LINES OF CREDIT

The Banks had $20,500,000 in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2005. In addition, the Banks have credit availability of approximately $128,907,000 from the Federal Home Loan Bank. The Banks have pledged as collateral, under blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. At December 31, 2005 and 2004, the Federal Home Loan Bank had issued a letter of credit in the amounts of $20,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits. The Banks had short-term borrowings from the Federal Home Loan Bank of $8,725,000 at December 31, 2005. There were no short-term advances outstanding from the Federal Home Loan Bank at December 31, 2004.

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

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of December 31 are as follows:

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$67,459,024	$67,459,000	$43,551,070	$43,551,000
Investment securities	121,070,139	120,986,000	119,095,896	119,236,000
Loans	627,463,129	627,493,000	594,458,139	599,331,000
Less: allowance for loan losses	(5,235,670)	(5,236,000)	(4,692,202)	(4,692,000)
	$810,756,622	$810,702,000	$752,412,903	$757,426,000

Financial liabilities:
Deposits	$704,958,386	$694,600,000	$658,672,354	$653,693,000
Short-term borrowings	35,847,600	35,855,000	27,106,241	27,106,000
Long-term debt	4,000,000	3,970,000	5,000,000	5,114,000

	$744,805,986	$734,425,000	$690,778,595	$685,913,000
Unrecognized financial instruments:
Commitments to extend credit	$199,569,000	$—	$181,067,000	$—
Standby letters of credit	14,594,000	—	22,021,000	—
	$214,163,000	$—	$203,088,000	$—

NOTE 20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet the financing needs of its customers, the Banks are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Banks’ exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Banks generally require collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Banks evaluate each customer’s creditworthiness on a case-by-case basis.

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

Commitments outstanding as of December 31 are as follows:

	2005	2004

Commitments to extend credit	$199,569,000	$181,067,000
Letters of credit	14,594,000	22,021,000
	$214,163,000	$203,088,000

NOTE 21. CONTINGENCIES

In the normal course of business, the Company and its subsidiaries may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets:
Cash	$813,274	$790,710
Investment in subsidiaries	97,817,595	91,967,166
Income taxes receivable	516,989	451,254
Premises and equipment, net	2,873,795	2,882,676
Other assets	149,421	83,865
Total assets	$102,171,074	$96,175,671

Liabilities:
Accounts payable	$335,147	$112,883
Deferred tax liability	387,752	287,135
Earn-out payment payable	—	2,800,000
	722,899	3,200,018
Stockholders’ equity:
Common stock	55,570	55,152
Additional paid in capital	29,013,842	28,016,571
Retained earnings	73,641,882	65,182,004
Accumulated other comprehensive loss	(1,263,119)	(278,074)
Total stockholders’ equity	101,448,175	92,975,653
Total liabilities and stockholders’ equity	$102,171,074	$96,175,671

Condensed Statements of Income
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Dividends from subsidiaries	$6,928,207	$7,665,535	$6,773,560
Management and other fees from subsidiaries	2,577,344	2,174,187	1,315,960
Gain on sales of securities	—	—	80,000
Rental Income	124,530	97,771	33,333
Other investment income	—	—	11,000
Interest income	4,471	5,754	3,033
	9,634,552	9,943,247	8,216,886

Salaries and employee benefits	2,033,298	1,572,973	770,933
Occupancy expense	223,322	202,256	143,164
Other operating expenses	797,786	513,232	403,089
	3,054,406	2,288,461	1,317,186
Income before income tax benefit and
equity in undistributed income of subsidiary	6,580,146	7,654,786	6,899,700
Income tax expense	177,407	396,717	489,819
Income before equity in undistributed income of subsidiary	6,402,739	7,258,069	6,409,881

Equity in undistributed income of subsidiary	6,485,474	2,940,132	3,085,814
Net income	$12,888,213	$10,198,201	$9,495,695

Condensed Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$12,888,213	$10,198,201	$9,495,695
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed (income)\loss of subsidiaries	(6,485,474)	(2,940,132)	(3,085,815)
Gain on sale of investment securities	—	—	(80,000)
Depreciation	91,348	75,098	34,716
Net (increase) decrease in other assets	(131,291)	155,059	(30,231)
Net increase (decrease) in other liabilities	222,881	112,479	180,871
Net cash provided by operating activities	6,585,677	7,600,705	6,515,236

Cash flows from investing activities:
Proceeds from sale of investment securities	—	—	360,000
Acquisition, net of stock issued	—	(3,724,645)	—
Purchase of premises and equipment	(82,466)	(150,019)	(2,877,543)
Deferred earn out payment, net of stock issued	(2,400,000)	—	—
Investment in subsidiaries	(250,000)	—	(53,711)
Net cash used by investing activities	(2,732,466)	(3,874,664)	(2,571,254)

Cash flows from financing activities:
Proceeds from issuance of common stock	597,688	279,275	290,308
Dividends paid	(4,428,335)	(3,948,218)	(3,548,410)
Net cash used by financing activities	(3,830,647)	(3,668,943)	(3,258,102)

Net increase in cash and cash equivalents	22,564	57,098	685,880
Cash and cash equivalents at beginning of year	790,710	733,612	47,732
Cash and cash equivalents at end of year	$813,274	$790,710	$733,612

NOTE 23. QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2005 is reported as follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2005
Interest income	$10,807	$11,490	$12,236	$12,851
Net interest income	8,277	8,730	9,065	9,413
Provision for credit losses	180	180	220	230
Income before income taxes	4,966	5,509	5,010	5,258
Net Income	$3,106	$3,501	$3,142	$3,139

Basic earnings per common share	$0.56	$0.63	$0.57	$0.57
Diluted earnings per common share	$0.56	$0.63	$0.56	$0.57

2004
Interest income	$8,550	$9,345	$9,981	$10,415
Net interest income	6,422	7,087	7,704	8,068
Provision for credit losses	105	100	165	561
Income before income taxes	3,982	4,053	4,569	3,435
Net Income	$2,516	$2,600	$2,935	$2,147

Basic earnings per common share	$0.47	$0.47	$0.53	$0.39
Diluted earnings per common share	$0.46	$0.47	$0.53	$0.39

Earnings per share are based upon quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 24. LINE OF BUSINESS RESULTS

The Company operates two primary businesses: Community Banking and Insurance Products and Services. The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland through its fifteen branch network. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

A full range of insurance products and services are available to businesses and consumers in the Company’s market. Products include property and casualty, life, marine, individual health and long term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business is included in the following table:

	Community	Insurance products	Parent	Intercompany	Consolidated
(In thousands)	banking	and services	Company	Transactions	Total
2005
Net Interest income	$35,481	$—	$4	$—	$35,485
Provision for credit losses	810	—	—	—	810
Net interest income after provision	34,671	—	4	—	34,675

Noninterest income	5,011	6,620	2,702	(2,835)	11,498
Noninterest expense	19,386	5,826	3,054	(2,835)	25,431
Income before taxes	20,296	794	(348)	—	20,742
Income tax expense(benefit)	7,678	314	(138)	—	7,854
Net income	$12,618	$480	$(210)	$—	$12,888

Average assets	$809,987	$9,857	$3,476	$—	$823,320

2004
Net Interest income	$29,275	$—	$5	$—	$29,280
Provision for credit losses	931	—	—	—	931
Net interest income after provision	28,344	—	5	—	28,349

Noninterest income	3,586	6,617	2,272	(2,251)	10,224
Noninterest expense	16,875	5,622	2,288	(2,251)	22,534
Income before taxes	15,055	995	(11)	—	16,039
Income tax expense	5,452	393	(4)	—	5,841
Net income	$9,603	$602	$(7)	—	$10,198

Average assets	$764,000	$7,610	$3,270	—	$774,880

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

An evaluation of the effectiveness of these disclosure controls, as of December 31, 2005, was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

During the fourth quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2005. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included on the following pages.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatement due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. Stegman and Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on the following page.

March 7, 2006

/s/ W. Moorhead Vermilye	/s/Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton
President and Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited management's assessment, included in the preceding Management's Report on Internal Control Over Financial Reporting, that Shore Bancshares, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman and Company

Baltimore, Maryland
March 7, 2006

Item 9B. Other Information

None.
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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The information provided in Item 5 of Part II of this report under the heading “EQUITY COMPENSATION PLAN INFORMATION” is incorporated herein by reference. All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1),(2) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Income -- Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Stockholders’ Equity -- Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows -- Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003

(3) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).
10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).
10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).
10.3	Form of Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2005).
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

10.7
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.8
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.9
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).
10.11	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).
21	Subsidiaries of the Company (incorporated by reference to the “BUSINESS—General” section of Item 1 of Part I of this report).
23	Consent of Stegman & Company (filed herewith).
31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: March 15, 2006	By:	/s/ W. MOORHEAD VERMILYE

Name: W. Moorhead Vermilye Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	Director	March 15, 2006
Herbert L. Andrew, III

/s/ Blenda W. Armistead	Director	March 15, 2006
Blenda W. Armistead

/s/ Lloyd L. Beatty, Jr.	Director	March 15, 2006
Lloyd L. Beatty, Jr.

/s/ Paul M. Bowman	Director	March 15, 2006
Paul M. Bowman

/s/ Daniel T. Cannon	Director	March 15, 2006
Daniel T. Cannon

/s/ Thomas H. Evans	Director	March 15, 2006
Thomas H. Evans

/s/ Mark Freestate	Director	March 15, 2006
Mark Freestate

/s/ Richard C. Granville	Director	March 15, 2006
Richard C. Granville

/s/ W. Edwin Kee, Jr.	Director	March 15, 2006
W. Edwin Kee

/s/ Neil R. LeCompte	Director	March 15, 2006
Neil R. Le Compte

/s/ Jerry F. Pierson	Director	March 15, 2006
Jerry F. Pierson

/s/ Christopher F. Spurry	Director	March 15, 2006
Christopher F. Spurry

/s/ W. Moorhead Vermilye	Director	March 15, 2006
W. Moorhead Vermilye	President/CEO

/s/ Susan E. Leaverton	Treasurer/Principal Accounting Officer	March 15, 2006
Susan E. Leaverton

EXHIBIT LIST

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).
Exhibit 3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).
Exhibit 10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).
Exhibit 10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).
Exhibit 10.3	Form of Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2005).
Exhibit 10.4
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

Exhibit 10.5
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

Exhibit 10.7
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit 10.8
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement ((incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit 10.9
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

Exhibit 10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).
Exhibit 10.11	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).
Exhibit 21	Subsidiaries of the Company ((incorporated by reference to the “BUSINESS—General” section of Item 1 of Part I of this report).
Exhibit 23	Consent of Stegman & Company (filed herewith).
Exhibit 31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
Exhibit 31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
Exhibit 32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
Exhibit 32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).