Form 10-Q
period 2006-03-31
SHORE BANCSHARES INC
filed 2006-05-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_ |	Accelerated filer |X|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,577,465 shares of common stock as of April 30, 2006.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
ASSETS:	2006	2005
	(unaudited)
Cash and due from banks	$27,231	$28,990
Interest bearing deposits with other banks	5,501	13,068
Federal funds sold	21,908	25,401
Investment securities:
Held-to-maturity, at amortized cost (fair value of, $14,798 and
$14,826, respectively)	14,879	14,911
Available for sale, at fair value	108,391	106,160
Loans, less allowance for credit losses ($5,417,
$5,236, respectively)	636,496	622,227
Insurance premiums receivable	504	1,089
Premises and equipment, net	15,560	15,187
Accrued interest receivable on loans and investment securities	4,109	3,897
Investment in unconsolidated subsidiary	909	909
Goodwill	11,939	11,939
Other intangible assets	1,821	1,906
Deferred income taxes	2,024	1,991
Other real estate owned	47	302
Other assets	4,103	3,661
TOTAL ASSETS	$855,422	$851,638

LIABILITIES:
Deposits:
Noninterest bearing demand	$110,748	$113,244
NOW and Super NOW	104,637	111,799
Certificates of deposit $100,000 or more	116,601	106,541
Other time and savings	376,737	373,374
Total Deposits	708,723	704,958
Accrued interest payable	1,390	1,214
Short term borrowings	27,281	35,848
Income taxes payable	1,487	-
Long term debt	9,000	4,000
Other liabilities	3,416	4,170
TOTAL LIABILITIES	751,297	750,190

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares;
issued and outstanding:
March 31, 2006 5,577,435
December 31, 2005 5,556,985	56	55
Additional paid in capital	29,411	29,014
Retained earnings	76,025	73,642
Accumulated other comprehensive loss	(1,367)	(1,263)
TOTAL STOCKHOLDERS’ EQUITY	104,125	101,448
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$855,422	$851,638

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
INTEREST INCOME
Loans, including fees	$11,455	$9,599
Interest and dividends on investment securities:
Taxable	1,020	870
Tax-exempt	143	149
Other interest income	447	189
Total interest income	13,065	10,807

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	1,080	725
Other deposits	2,238	1,654
Other interest	333	151

Total interest expense	3,651	2,530

NET INTEREST INCOME	9,414	8,277
PROVISION FOR CREDIT LOSSES	311	180

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	9,103	8,097

NONINTEREST INCOME
Service charges on deposit accounts	744	562
Gain on sale of securities	-	58
Insurance agency commissions	2,331	2,084
Other noninterest income	631	458

Total noninterest income	3,706	3,162

NONINTEREST EXPENSE
Salaries and employee benefits	4,468	3,979
Premises and equipment expense	732	655
Other noninterest expense	1,891	1,659

Total noninterest expense	7,091	6,293

INCOME BEFORE INCOME TAXES	5,718	4,966
Federal and state income tax expense	2,167	1,860

NET INCOME	$3,551	$3,106

Basic earnings per common share	$.64	$.56
Diluted earnings per common share	$.64	$.56
Dividends declared per common share	$.21	$.19

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Month Periods Ended March 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

Balances, January 1, 2006	$55	$29,014	$73,642	$(1,263)	$101,448

Comprehensive income:
Net income	-	-	3,551	-	3,551

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $0	-	-	-	(104)	(104)

Total comprehensive income					3,447

Shares issued	1	385	-	-	386

Stock-based compensation expense	-	12	-	-	12

Cash dividends paid $0.21 per share	-	-	(1,168)	-	(1,168)

Balances, March 31, 2006	$56	$29,411	$76,025	$(1,367)	$104,125

Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	92,976

Comprehensive income:
Net income	-	-	3,106	-	3,106

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $56	-	-	-	(803)	(803)

Total comprehensive income					2,303

Shares issued	-	409	-	-	409

Cash dividends paid $0.19 per share	-	-	(1,048)	-	(1,048)

Balances, March 31, 2005	$55	$28,426	$67,240	$(1,081)	$94,640

See accompanying Notes to Condensed Consolidated Financial Statements

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,551	$3,106
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	348	367
Stock based compensation expense	12	-
Discount accretion on debt securities	(27)	(23)
Provision for credit losses	311	180
Gain on sale of securities	-	(58)
Net changes in:
Insurance premiums receivable	585	(144)
Accrued interest receivable	(212)	(286)
Other assets	(388)	(207)
Accrued interest payable on deposits	176	182
Accrued expenses	733	1,512
Net cash provided by operating activities	5,089	4,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities
available for sale	748	6,656
Proceeds from sale of investment securities available for sale	-	2,010
Purchase of securities available for sale	(3,148)	(15,002)
Proceeds from maturities and principal payments of securities
held to maturity	229	271
Purchase of securities held to maturity	(203)	-
Net increase in loans	(14,580)	(923)
Purchase of premises and equipment	(625)	(757)
Proceeds from sale of other real estate owned	255	-
Deferred earn out payment, net of stock issued	-	(2,400)
Net cash used in investing activities	(17,324)	(10,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market and
savings deposits	(9,855)	4,811
Net increase in certificates of deposit	13,620	15,299
Net (decrease) increase in short term borrowings	(8,567)	1,225
Net increase in long-term borrowings	5,000	-
Proceeds from issuance of common stock	386	10
Dividends paid	(1,168)	(1,048)
Net cash (used in) provided by financing activities	(584)	20,297

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,819)	14,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,459	43,551
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,640	$58,332

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2006, the results of operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2005 were derived from audited financial statements. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Earnings Per Share

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

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)

Net Income	$3,551	$3,106

Weighted Average Shares Outstanding - Basic	5,563	5,520

Dilutive securities	24	50

Weighted Average Shares Outstanding - Dilutive	5,587	5,570

Earnings per common share - Basic	$0.64	$0.56

Earnings per common share - Dilutive	$0.64	$0.56

There were no antidilutive stock options excluded from the calculation of earnings per share for the three months ended March 31, 2006 and 2005.

Note 3 - Significant Accounting Policy

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Impaired loans with valuation allowance	$981	$604
Impaired loans with no valuation allowance	-	242
Total impaired loans	$981	$846

Allowance for credit losses applicable to impaired loans	$574	$555
Allowance for credit losses applicable to other than impaired loans	4,843	4,681
Total allowance for credit losses	$5,417	$5,236

Interest income on impaired loans recorded on the cash basis	$-	$-

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 - Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2006, total commitments to extend credit were approximately $210,842,000. Outstanding letters of credit were approximately $16,094,000 at March 31, 2006.

Note 5 - Stock-Based Compensation

At March 31, 2006, the Company had two Stock Option Plans and an Employee Stock Purchase Plan (“ESPP”), which are more fully described in Note 13 to the audited financial statements contained in the Company’s 2005 Annual Report on Form 10-K. Stock options are generally time-based, vesting 20% on each anniversary of the grant date over five years and expiring 10 years from the grant date. ESPP grants allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month exercise period.

On January 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS No. 123R”) which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at January 1, 2006 is recognized over the requisite period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the quarter ended March 31, 2006, the Company recognized pre-tax stock-based compensation expense of $12,000 as a result of adopting SFAS 123R. Such expense includes compensation expense for stock-based compensation awards granted prior but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock based compensation for all stock based compensation awards granted subsequent to January 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Basic and diluted net income per share for the three months ended March 31, 2006, were not affected as a result of adopting SFAS 123R.

Prior to adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, which allowed companies to apply existing accounting rules under APB 25. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation expense was recognized in our net income from periods prior to the adoption of SFAS 123R. As required by SFAS 123 and 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock based awards as if the fair-value method defined in SFAS 123 had been applied.

SFAS 123R requires the Company to present pro forma information for the comparative period to the adoption as if we had accounted for all employee stock options and ESPP under the fair value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ending March 31, 2005 (in thousands, except per share amounts).

Three-month period
ended March 31,
2005
Net income:
As reported	$3,106
Less pro forma stock-based compensation
expense determined under the fair value
method, net of related tax effects	(29)
Pro forma net income	$3,077

Basic net income per share:
As reported	$.56
Pro forma	.56

Diluted earnings per share
As reported	$.56
Pro forma	.55

The Company granted options pursuant to its ESPP on January 31, 2006. The fair value of these options was estimated using the Black-Scholes valuation model using the following weighted average assumptions:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest	4.53%
Expected lives (in years)	2.25

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the ESPP grant date. For valuation of the ESPP, the Company used the risk free interest rate on the date of grant. The expected life of the options represents the period of time that the Company expects the awards will be outstanding based on historical experience with similar awards. The computation of expected volatility for the ESPP awards is based on historical volatility of the underlying securities. The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. Stock-based compensation expense recognized in the consolidated statement of operation in the first quarter of 2006 reflects forfeitures as they occur.

The following is a summary of changes in shares under option for all plans for the three-month period ended March 31, 2006:

	Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	51,600	$16.03
Granted	8,051	8.87
Exercised	(20,450)	9.11
Expired/Cancelled	(250)	19.50
Outstanding at end of period	38,951	$22.06	$511,530

Exercisable at the end of period	31,526	$22.60	$414,020

Weighted average fair value of options
granted during the year	$8.87

The following summarizes information about options outstanding at March 31, 2006:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life
$ 8.78	4,535	4,535.70
32.00	4,000	4,000	2.80
21.00	3,470	3,470	3.80
19.75	14,635	7,210	6.17
24.98	4,260	4,260.43
27.70	8,051	8,051	2.08
	38,951	31,526

The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was approximately $507,000 and $6,000, respectively. Cash received upon exercise of options during the first quarter of 2006 and 2005 was approximately $186,000 and $10,000, respectively.

Note 6 - Segment Reporting

The Company operates two primary businesses: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 16-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the three months ended March 31 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
(In thousands)	banking	and services	Company(a)	Transactions	Total
2006
Net Interest income	$9,413	$-	$1	$-	$9,414
Provision for credit losses	311	-	-	-	311
Net interest income after provision	9,102	-	1	-	9,103

Noninterest income	1,353	2,369	1,099	(1,115)	3,706
Noninterest expense	5,620	1,493	1,093	(1,115)	7,091
Income before taxes	4,835	876	7	-	5,718
Income tax expense	1,805	359	3	-	2,167
Net income	$3,030	$517	$4	$-	$3,551

Intersegment revenue(expense)	$(985)	$(74)	$1,059	$-	$-
Average assets	$838,922	$10,143	$3,784	$-	$852,849

2005
Net Interest income	$8,276	$-	$1	$-	$8,277
Provision for credit losses	180	-	-	-	180
Net interest income after provision	8,096	-	1	-	8,097

Noninterest income	1,055	2,150	704	(747)	3,162
Noninterest expense	4,725	1,630	685	(747)	6,293
Income before taxes	4,426	520	20	-	4,966
Income tax expense	1,647	206	7	-	1,860
Net income	$2,779	$314	$13	$-	$3,106

Intersegment revenue (expense)	$(648)	$(32)	$680	$-	$-
Average assets	$785,264	$7,713	$3,514	$-	$796,491

(a) Amount included in Parent Company relates to services provided to subsidiaries by the Company and rental income.

Note 7 - Subsequent Events

At the Annual Meeting of Stockholders of the Company held on April 26, 2006, the Company’s stockholders approved the adoption of the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “Plan”). The form of the Plan was approved by the Company’s Board of Directors on March 13, 2006, but was not effective unless and until it was also approved by stockholders. The effective date of the Plan is April 26, 2006. The material terms of the Plan were discussed in detail in “Proposal 2”, beginning on Page 16, of the Company’s 2006 definitive proxy statement filed with the Securities and Exchange Commission on March 24, 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company” in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities
Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 16 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc. The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Capital Market under the symbol “SHBI.”

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

OVERVIEW

Net income for the quarter ended March 31, 2006 was $3,551,000, or diluted earnings per share of $.64, compared to $3,106,000, or diluted earnings per share of $.56, for the first quarter of 2005. Annualized return on average assets was 1.67% for the first three months of 2006, compared to 1.56% for the same period in 2005. Annualized return on average stockholders’ equity was 13.70% and 13.29% for the three months ended March 31, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the quarter ended March 31, 2006 was $9,414,000, compared to $8,277,000 for the same period last year, representing a 13.7% increase. This increase is attributable primarily to increases in earning assets, mostly loans, and increases in yields on earning assets for the period, which resulted in increased interest income. Total interest income increased by $2,258,000 for the three-month period ended March 31, 2006 when compared to the same period last year.

The Company’s net interest margin was 4.80% for the three months ended March 31, 2006, which is 29 basis points higher than one year ago. The Company continued to increase its volume of earning assets, which averaged $791,701,000 for the three months ended March 31, 2006, compared to $741,417,000 for the same period in 2005. Average loans totaled $629,172,000 for the three-month period ended March 31, 2006, a $36,159,000 increase over the same period in 2005. The yield on earning assets increased 76 basis points from 5.88% to 6.64% for the three-month period ended March 31, 2006 when compared to the same period in 2005.

The overall yield on loans for the three months ended March 31, 2006 was 7.29%, compared to 6.48% for the same period in 2005. The yield on investment securities for the first quarter of 2006 increased to 4.05% from 3.74% for the same period in 2005, and the average balance of investment securities for the first quarter of 2006 increased by $4,716,000 to $121,854,000 when compared to the first quarter of 2005.

Total interest expense for the three months ended March 31, 2006 was $3,651,000, an increase of $1,121,000 or 44.3% over the three-month period ended March 31, 2005. An increase in the rate paid for interest bearing deposits is the primary reason for the increased expense. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. The average balance of interest bearing deposits increased by $29,049,000 for the three months ended March 31, 2006 when compared to the same period in 2005. The overall rate paid for interest bearing deposits increased 55 basis points to 2.23% as a result of higher rates paid for certificates of deposit. For the three months ended March 31, 2006, the average balance of certificates of deposits, including those $100,000 or more, increased by $16,002,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 97 basis points to 3.90%. Other certificates of deposit increased $19,107,000 when compared to the same period last year, and the average rate paid for those deposits increased 68 basis points to 3.53%. Comparing the first quarter of 2006 to the same period in 2005, interest bearing demand deposits decreased by approximately $1,408,000 and money management and savings deposits declined by $4,652,000.

Loans comprised 79.5% and 80% of total average earning assets at March 31, 2006 and 2005, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through March 31, 2006 and 2005:

	March 31, 2006			March 31, 2005
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$121,854	$1,234	4.05%	$117,138	$1,094	3.74%
Loans	629,172	11,466	7.29%	593,013	9,608	6.48%
Interest bearing deposits	15,748	171	4.35%	988	5	2.03%
Federal funds sold	24,927	276	4.43%	30,278	184	2.43%
Total earning assets	791,701	13,147	6.64%	741,417	10,891	5.88%
Noninterest earning assets	61,148			55,074
Total Assets	$852,849			$796,491

Interest bearing liabilities
Interest bearing deposits	$595,135	3,318	2.23%	$566,086	2,379	1.68%
Short term borrowing	33,518	264	3.16%	23,928	88	1.48%
Long term debt	5,722	69	4.84%	5,000	63	5.03%
Total interest bearing liabilities	634,375	3,651	2.30%	595,014	2,530	1.70%
Noninterest bearing liabilities	114,787			108,013
Stockholders’ equity	103,687			93,464
Total liabilities and stockholders’ equity	$852,849			$796,491

Net interest spread		$9,496	4.34%		$8,361	4.18%
Net interest margin			4.80%			4.51%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the three months ended March 31, 2006 increased to $3,706,000, which represents an increase of $544,000 when compared to the same period last year. Approximately $247,000 of this increase relates to an increase in insurance agency commissions, with the balance attributable to increases in income from nondeposit product sales and trust services of approximately $47,000, from the origination and sale of loans on the secondary market of approximately $38,000, an increase in letter of credit fees of approximately $29,000 and other service charges and non interest income of the Company. The Company recognized gains on sales of securities of $58,000 during the first three months of 2005, but there were no gains or losses from sales of securities during the first quarter of 2006.

Noninterest Expense
Total noninterest expense for the first quarter of 2006 was $7,091,000, an increase of $798,000 when compared to the same period in 2005. For the three months ended March 31, 2006, salaries and benefits expense increased by $489,000, occupancy expense increased by $77,000 and other noninterest expense increased by $232,000, when compared to the same period in 2005. The increases are primarily related to the growth of the Company and costs associated with new and expanded product offerings.

Income Taxes
The effective tax rate for the three months ended March 31, 2006 was 37.9%, compared to 37.5% for the same period last year. Management believes that there have been no changes in tax laws or to the Company’s tax structure that are likely to have a future material impact on the Company’s effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $641,913,000 at March 31, 2006, an increase of $14,450,000 since December 31, 2005. Average loans, net of unearned income, increased by $36,159,000 or 6.1% when compared to the same period last year.

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

The provision for credit losses for the three-month period ended March 31, 2006 was $311,000, compared to $180,000 for the same period in 2005. Despite a decline in nonaccrual loans, Management did not decrease the specific allowance associated with those loans, based on its evaluation of each borrower’s ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management’s assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. The Company continues to maintain strong underwriting guidelines, and Management believes that the local economy remains stable and that collateral values have increased as a result of the strength of the local real estate economy. Each of these factors has had a positive effect on the quality of the Company’s loan portfolio. The Company’s historical charge-off ratios are much lower than those of similarly sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $130,000 for the three-month period ended March 31, 2006, compared to $114,000 for the same period last year. Since December 31, 2005, nonaccrual loans have increased $135,000 to $981,000. Loans past due 90 days and still accruing decreased by $368,000 since December 31, 2005, totaling $450,000 at March 31, 2006. The Company’s ratio of nonperforming assets, including other real estate owned, remains low. The allowance for credit losses as a percentage of average loans was .86% at March 31, 2006, compared to .80% at March 31, 2005. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2006.

The following table presents a summary of the activity in the allowance for credit losses:

	Three months Ended March 31,
(Dollars in thousands)	2006	2005

Allowance balance - beginning of period	$5,236	$4,692
Charge-offs:
Commercial and other	1	94
Real estate	107	-
Consumer	68	35
Totals	176	129
Recoveries:
Commercial	-	6
Real estate	29	1
Consumer	17	8
Totals	46	15
Net charge-offs	130	114
Provision for credit losses	311	180
Allowance balance-end of period	$5,417	$4,758

Average loans outstanding during period	$629,172	$593,013
Net charge-offs (annualized) as a percentage of
average loans outstanding during period	.08%	.08%
Allowance for credit losses at period end as a
percentage of average loans	.86%	.80%

Because the Company’s loans are predominately secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values. The Company has a concentration of construction and land development loans. At March 31, 2006, the balance of such loans was $148,717,000 or 23.2% of total outstanding loans, compared to $134,380,000 or 21.4% at December 31, 2005. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

	March 31,	December 31,
Nonperforming Assets:	2006	2005
Nonaccrual loans	$981	$846
Other real estate owned	47	302
	1,028	1,148
Past due loans still accruing	450	818
Total nonperforming and past due loans	$1,478	$1,966

Investment Securities
Investment securities increased to $123,270,000, an increase of $2,199,000 when compared to investments at December 31, 2005. The yields on bonds purchased during the first quarter of 2006 are much higher that the yields on bonds that either matured or were called during this period. The average balance of investment securities was $121,854,000 for the three-months ended March 31, 2006, compared to $117,138,000 for the same period in 2005. The tax equivalent yields on investment securities were 4.05% and 3.74% for the three-month periods ended March 31, 2006 and 2005, respectively.

Deposits
Total deposits at March 31, 2006 were $708,723,000, compared to $704,958,000 at December 31, 2005. Certificates of deposit of $100,000 or more increased by $10,060,000 during the first quarter of 2006. Since December 31, 2005, interest bearing and noninterest bearing demand deposits have declined by $9,658,000 and other time and savings deposits have increased by $3,363,000.

Borrowed Funds
Short-term borrowings at March 31, 2006 and December 31, 2005 consisted of securities sold under agreements to repurchase and short-term borrowing from the Federal Home Loan Bank. The Company also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at December 31, 2005 that matured and was repaid in March 2006.

Long Term Debt
At March 31, 2006, the Company had two advances from the Federal Home Loan Bank of Pittsburgh totaling $9,000,000, which mature in October 2007 ($4,000,000) and February 2008 ($5,000,000).

Liquidity and Capital Resources
The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additional borrowing of up to approximately $74 million at March 31, 2006. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect the Company’s future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $104.1 million at March 31, 2006, an increase of 3% since December 31, 2005. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, increased by $104,000 during the first quarter of 2006, resulting in accumulated other comprehensive loss of $1,367,000 at March 31, 2006.

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

A comparison of the Company’s capital ratios as of March 31, 2006 to the minimum regulatory requirements is presented below:

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	12.96%	4.00%
Total risk-based capital	13.77%	8.00%
Leverage ratio	10.96%	3.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is to interest rate fluctuation and Management has procedures in place to evaluate and mitigate this risks. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005 under the caption “Market Risk Management”. Management believes that there have been no material changes in the Company’s market risks, the procedures used to evaluate and mitigate these risks, or the Company’s actual and simulated sensitivity positions since December 31, 2005.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2006 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are effective.

During the first quarter of 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors.

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005. Management does not believe that any material changes in these risk factors have occurred since December 31, 2005.

Item 6.  Exhibits.

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

Exhibit 10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

Exhibit 10.11	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

Exhibit 10.12	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

Exhibit 10.13	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006)

Exhibit 31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

Exhibit 32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shore Bancshares, Inc.

Date: May 9, 2006	By: /s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: May 9, 2006	By: /s/ Susan E. Leaverton
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

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.11	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.12	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.13	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).