Form 10-Q
period 2006-06-30
SHORE BANCSHARES INC
filed 2006-08-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,376,393 shares of common stock as of July 31, 2006.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
ASSETS:	2006	2005
	(unaudited)
Cash and due from banks	$16,061	$28,990
Interest bearing deposits with other banks	12,543	13,068
Federal funds sold	29,385	25,401
Investment securities:
Held-to-maturity, at amortized cost (fair value of, $14,096 and
$14,826, respectively)	14,359	14,911
Available for sale, at fair value	103,440	106,160
Loans, less allowance for credit losses ($5,562,
$5,236, respectively)	670,210	622,227
Insurance premiums receivable	504	1,089
Premises and equipment, net	15,946	15,187
Accrued interest receivable on loans and investment securities	4,270	3,897
Investment in unconsolidated subsidiary	909	909
Goodwill	11,939	11,939
Other intangible assets	1,737	1,906
Deferred income taxes	2,286	1,991
Other real estate owned	46	302
Other assets	3,950	3,661
TOTAL ASSETS	$887,585	$851,638

LIABILITIES:
Deposits:
Noninterest bearing demand	$112,659	$113,244
NOW and Super NOW	98,052	111,799
Certificates of deposit $100,000 or more	129,496	106,541
Other time and savings	375,355	373,374
Total Deposits	715,562	704,958
Accrued interest payable	1,478	1,214
Short term borrowings	35,426	35,848
Long term debt	25,000	4,000
Other liabilities	3,888	4,170
TOTAL LIABILITIES	781,354	750,190

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares;
issued and outstanding:
June 30, 2006 8,367,974
December 31, 2005 5,556,985	84	55
Additional paid in capital	29,423	29,014
Retained earnings	78,540	73,642
Accumulated other comprehensive loss	(1,816)	(1,263)
TOTAL STOCKHOLDERS’ EQUITY	106,231	101,448
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$887,585	$851,638

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$12,481	$10,195	$23,936	$19,794
Interest and dividends on investment securities:
Taxable	1,045	939	2,065	1,809
Tax-exempt	135	144	278	293
Other interest income	282	212	729	401
Total interest income	13,943	11,490	27,008	22,297

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	1,215	787	2,295	1,512
Other deposits	2,427	1,792	4,665	3,446
Other interest	392	181	725	332

Total interest expense	4,034	2,760	7,685	5,290

NET INTEREST INCOME	9,909	8,730	19,323	17,007
PROVISION FOR CREDIT LOSSES	240	180	551	360

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	9,669	8,550	18,772	16,647

NONINTEREST INCOME
Service charges on deposit accounts	779	727	1,523	1,289
Gain on sale of securities	-	-	-	58
Insurance agency commissions	1,661	1,704	3,992	3,788
Other noninterest income	879	607	1,510	1,065

Total noninterest income	3,319	3,038	7,025	6,200

NONINTEREST EXPENSE
Salaries and employee benefits	4,395	3,736	8,863	7,715
Expenses of premises and equipment	708	637	1,440	1,292
Other noninterest expense	1,944	1,706	3,835	3,365

Total noninterest expense	7,047	6,079	14,138	12,372

INCOME BEFORE TAXES ON INCOME	5,941	5,509	11,659	10,475
Federal and state income tax expense	2,190	2,008	4,357	3,868

NET INCOME	$3,751	$3,501	$7,302	$6,607

Basic earnings per common share	$.45	$.42	$.87	$.80
Diluted earnings per common share	$.45	$.42	$.87	$.79
Dividends declared per common share	$.15	$.13	$.29	$.25

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Month Periods Ended June 30, 2006 and 2005
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

Balances, January 1, 2006	$55	$29,014	$73,642	$(1,263)	$101,448

Comprehensive income:
Net income	-	-	7,302	-	7,302

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $0	-	-	-	(553)	(553)

Total comprehensive income					6,749

Shares issued	1	413	-	-	414

Stock-based compensation expense	-	24	-	-	24

Stock dividend paid	28	(28)	(9)	-	(9)

Cash dividends paid $0.29 per share	-	-	(2,395)	-	(2,395)

Balances, June 30, 2006	$84	$29,423	$78,540	$(1,816)	$106,231

Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	$92,976

Comprehensive income:
Net income	-	-	6,607	-	6,607

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $56	-	-	-	(228)	(228)

Total comprehensive income					6,379

Shares issued	-	672	-	-	672

Cash dividends paid $0.25 per share	-	-	(2,099)	-	(2,099)

Balances, June 30, 2005	$55	$28,689	$69,690	$(506)	$97,928

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,302	$6,607
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	712	729
Stock based compensation expense	24	-
Discount accretion on debt securities	(47)	(54)
Provision for credit losses	551	360
Gain on sale of securities	-	(58)
Gain on sale of premise and equipment	4	-
Equity in earnings of unconsolidated subsidiary	-	(40)
Net changes in:
Insurance premiums receivable	586	(467)
Accrued interest receivable	(373)	(324)
Other assets	(215)	(200)
Accrued interest payable	265	203
Other liabilities	(282)	449
Net cash provided by operating activities	8,527	7,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities
available for sale	7,632	10,270
Proceeds from sale of investment securities available for sale	52	2,010
Purchase of securities available for sale	(5,852)	(15,028)
Proceeds from maturities and principal payments of securities
held to maturity	743	778
Purchase of securities held to maturity	(203)	-
Net increase in loans	(48,533)	(20,567)
Purchase of premises and equipment	(1,283)	(1,705)
Proceeds from sale of other real estate owned	255	-
Deferred earn out payment, net of stock issued	-	(2,400)
Net cash used in investing activities	(47,189)	(26,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market and
savings deposits	(24,743)	8,004
Net increase in certificates of deposit	35,347	16,737
Net (decrease) increase in short term borrowings	(422)	1,651
Net increase in long-term borrowings	21,000	-
Proceeds from issuance of common stock	414	273
Dividends paid	(2,404)	(2,099)
Net cash provided by financing activities	29,192	24,566

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,470)	5,129
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,459	43,551
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,989	$48,680

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2006, the results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2005 were derived from audited financial statements. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Earnings Per Share

Year to date basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation is derived by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding options. On June 5, 2006 the Company paid a 50% stock dividend to stockholders of record as of May 22, 2006. All share data and per share amounts have been adjusted to give retroactive effect to that dividend. Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net Income	$3,751	$3,501	$7,302	$6,607

Weighted Average Shares Outstanding - Basic	8,367	8,296	8,356	8,288

Dilutive securities	26	53	34	56

Weighted Average Shares Outstanding - Diluted	8,393	8,349	8,390	8,344

Earnings per common share - Basic	$0.45	$0.42	$0.87	$0.80

Earnings per common share - Diluted	$0.45	$0.42	$0.87	$0.79

There were no antidilutive stock options excluded from the calculation of earnings per share for the three- and six-month periods ended June 30, 2006 and 2005.

Note 3 - Significant Accounting Policy

Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan”, a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Impaired loans with valuation allowance	$734	$604
Impaired loans with no valuation allowance	-	242
Total impaired loans	$734	$846

Allowance for credit losses applicable to impaired loans	$448	$555
Allowance for credit losses applicable to other than impaired loans	5,114	4,681
Total allowance for credit losses	$5,562	$5,236

Interest income on impaired loans recorded on the cash basis	$-	$-

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 - Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2006, total commitments to extend credit were approximately $195,728,000. Outstanding letters of credit were approximately $20,207,000 at June 30, 2006.

Note 5 - Stock-Based Compensation

At June 30, 2006, the Company had four equity compensation plans: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan; (ii) the Talbot Bancshares, Inc. Employee Stock Option Plan; (iii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (vi) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan. The first three plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The fourth plan, which contemplates the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units, is described in detail in the Company’s 2006 definitive proxy statement. No awards have been granted under the fourth plan. Stock options granted to date are generally time-based, vesting 20% on each anniversary of the grant date over five years and expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month exercise period.

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

During the three- and six-month periods ended June 30, 2006, the Company recognized pre-tax stock-based compensation expense of $12,000 and $24,000, respectively, as a result of adopting SFAS 123R. Such expense includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation for all stock based compensation awards granted subsequent to January 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Basic and diluted net income per share for the three and six months ended June 30, 2006, were not affected as a result of adopting SFAS 123R.

Prior to adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which allowed companies to apply existing accounting rules under APB 25. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation expense was recognized in our net income from periods prior to the adoption of SFAS 123R. As required by SFAS 123 and 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock based awards as if the fair-value method defined in SFAS 123 had been applied.

SFAS 123R requires the Company to present pro forma information for the comparative period to the adoption as if the Company had accounted for all employee stock options and ESPP awards under the fair-value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three- and six-month periods ended June 30, 2005 (in thousands, except per share amounts).

	Three-month period	Six-month period
	ended June 30,	ended June 30,
	2005	2005
Net income:
As reported	$3,501	$6,607
Less pro forma stock-based compensation
expense determined under the fair value
method, net of related tax effects	(7)	(36)
Pro forma net income	$3,494	$6,571

Basic net income per share:
As reported	$.42	$.80
Pro forma	.42	.79

Diluted earnings per share
As reported	$.42	$.79
Pro forma	.42	.79

The Company granted options pursuant to its ESPP on January 31, 2006. The fair value of these options was estimated using the Black-Scholes valuation model using the following weighted average assumptions:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest	4.53%
Expected lives (in years)	2.25

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the ESPP grant date. For valuation of the ESPP awards, the Company used the risk free interest rate on the date of grant. The expected life of the options represents the period of time that the Company expects the awards will be outstanding based on historical experience with similar awards. The computation of expected volatility for the ESPP awards is based on historical volatility of the underlying securities. The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. Stock-based compensation expense recognized in the consolidated statement of operation in the first quarter of 2006 reflects forfeitures as they occur.

The following is a summary of changes in shares under option for all plans for the six-month period ended June 30, 2006. Pursuant to the anti-dilution provisions of the Company’s equity compensation plans, all amounts in the following table have been adjusted to give effect to the 50% stock dividend that was paid on June 5, 2006 to stockholders of record as of May 22, 2006.

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	77,364	$16.03
Granted	11,972	18.47
Exercised	(33,112)	6.71
Expired/Cancelled	(703)	13.31
Outstanding at end of period	55,521	$14.71	$689,806

Exercisable at the end of period	49,934	$14.88	$611,812

Weighted average fair value of options
granted during the year	$5.91

The following summarizes information about options outstanding at June 30, 2006:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life
$5.85	6,802	6,802.43
21.33	6,000	6,000	2.55
14.00	5,055	5,055	3.55
13.17	20,317	14,730	5.92
16.65	5,515	5,515.18
18.47	11,832	11,832	1.83
	55,521	49,934

The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2006 and 2005 was approximately $537,000 and $243,000, respectively. Cash received upon exercise of options during the six month periods ended June 30, 2006 and 2005 was approximately $222,000 and $165,000, respectively.

Note 6 - Segment Reporting

The Company operates two primary businesses: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 17-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the three months ended June 30 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
(In thousands)	banking	and services	Company(a)	Transactions	Total
2006
Net Interest income	$19,321	$-	$2	$-	$19,323
Provision for credit losses	551	-	-	-	551
Net interest income after provision	18,770	-	2	-	18,772

Noninterest income	2,993	4,104	2,102	(2,174)	7,025
Noninterest expense	11,096	3,062	2,154	(2,174)	14,138
Income before taxes	10,667	1,042	(50)	-	11,659
Income tax expense	3,949	427	(19)	-	4,357
Net income	$6,718	$615	$(31)	$-	$7,302

Intersegment revenue(expense)	$(1,872)	$(113)	$1,985	$-	$-
Average assets	$843,765	$10,240	$3,709	$-	$857,714

2005
Net Interest income	$17,005	$-	$2	$-	$17,007
Provision for credit losses	360	-	-	-	360
Net interest income after provision	16,645	-	2	-	16,647
Noninterest income	2,359	3,908	1,376	(1,443)	6,200
Noninterest expense	9,361	3,002	1,452	(1,443)	12,372
Income before taxes	9,643	906	(74)	-	10,475
Income tax expense	3,539	358	(29)	-	3,868
Net income	$6,104	$548	$(45)	$-	$6,607

Intersegment revenue(expense)	$(1,221)	$(86)	$1,307	$-	$-
Average assets	$792,963	$8,892	$3,471	$-	$805,326

(a) Amount included in Parent Company relates to services provided to subsidiaries by the Company and rental income.

Note 7 - New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities
Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005, as updated in Item 1A of Part II of this report. Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 17 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc. The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Capital Market under the symbol “SHBI”.

The Company maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning of income, recognizing an expense, recovering an asset or relieving a liability.

We believe that our most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from Management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific allowance is established based on the Company’s assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management’s estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to Management’s concerns regarding collectibility or Management’s knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the second quarter of 2006 was $3,751,000, or diluted earnings per share of $.45, compared to $3,501,000, or diluted earnings per share of $.42, for the first quarter of 2005. Annualized return on average assets was 1.75% for the second quarter of 2006, compared to 1.73% for the same period in 2005. Annualized return on average stockholders’ equity was 14.57% for the second quarter of June 30, 2006, compared to 14.86% for the same period in 2005.

Net income for the six-months ended June 30, 2006 was $7,302,000, or diluted earnings per share of $.87, compared to $6,607,000, or diluted earnings per share of $.79, for the six months ended June 30, 2005. Annualized return on average assets was 1.70% for the six months ended June 30, 2006, compared to 1.64% for the same period in 2005. Annualized return on average stockholder’s equity was 13.93% for the six months ended June 30, 2006, compared to 13.88% for the same period in 2005.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three- and six-month periods ended June 30, 2006 was $9,909,000 and $19,323,000, respectively, an increase of $1,179,000 or 13.5% and $2,316,000 and 13.6%, respectively, when compared to the same periods last year. These increases are attributable to increases in earning assets, mostly loans, and increased yields on earning assets. Total interest income increased by $2,453,000 and $4,711,000 for the three- and six-month periods ended June 30, 2006, respectively, when compared to the same periods last year.

Our net interest margin was 5.00% for the three months ended June 30, 2006, compared to 4.69% for the same period in 2005. Our net interest margin for the six months ended June 30, 2006 was 4.90%, compared to 4.60% for the same period in 2005. We continued to increase the volume of our earning assets, which averaged $796,380,000 for the six months ended June 30, 2006, compared to $746,990,000 for the same period in 2005. Average loans totaled $643,335,000 for the six-month period ended June 30, 2006, a $45,045,000 increase over the same period in 2005. The yield on earning assets increased 81 basis points from 6.02% to 6.83% for the six-month period ended June 30, 2006 when compared to the same period in 2005.

The overall yield on loans for the six months ended June 30, 2006 was 7.45%, compared to 6.62% for the same period in 2005. The yield on investment securities for the first six months of 2006 increased to 4.09% from 3.77% for the same period in 2005, and the average balance of investment securities for the six-months ended June 30, 2006 increased by $2,083,000 to $121,538,000 when compared to the same period in 2005.

Total interest expense increased $1,274,000 and $2,395,000 for the three and six-month periods ended June 30, 2006, respectively, when compared to the same periods last year. An increase in the rate paid for interest bearing deposits is the primary reason for the increased expense. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. The average balance of interest bearing deposits increased by $24,812,000 for the six months ended June 30, 2006 when compared to the same period in 2005. The overall rate paid for interest bearing deposits increased 60 basis points to 2.34% as a result of higher rates paid for all deposits. For the six months ended June 30, 2006, the average balance of certificates of deposits, including those $100,000 or more, increased by $19,161,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 84 basis points to 4.01%. Other certificates of deposit increased $17,883,000 when compared to the same period last year, and the average rate paid for those deposits increased 72 basis points to 3.66%. Comparing the first six months of 2006 to the same period in 2005, interest bearing demand deposits decreased by approximately $3,154,000 and money management and savings deposits declined by $9,078,000.

Loans comprised 80.8% and 80.1% of total average earning assets at June 30, 2006 and 2005, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through June 30, 2006 and 2005:

	June 30, 2006			June 30, 2005
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$121,538	$2,488	4.09%	$119,455	$2,253	3.77%
Loans	643,335	23,962	7.45%	598,290	19,812	6.62%
Interest bearing deposits	10,748	242	4.50%	951	11	2.39%
Federal funds sold	20,759	487	4.69%	28,294	390	2.75%
Total earning assets	796,380	27,179	6.83%	746,990	22,466	6.02%
Noninterest earning assets	61,334			58,336
Total Assets	$857,714			$805,326

Interest bearing liabilities
Interest bearing deposits	$595,590	6,960	2.34%	$570,778	4,958	1.74%
Short term borrowing	30,417	502	3.30%	24,416	207	1.70%
Long term debt	10,684	223	4.18%	5,000	125	5.00%
Total interest bearing liabilities	636,691	7,685	2.41%	600,194	5,290	1.76%
Noninterest bearing liabilities	116,202			109,949
Stockholders’ equity	104,821			95,183
Total liabilities and stockholders’ equity	$857,714			$805,326

Net interest spread		$19,494	4.42%		$17,176	4.26%
Net interest margin			4.90%			4.60%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the three months ended June 30, 2006 increased by $281,000 to $3,319,000 when compared to the same period in 2005. Increases in service charges and other noninterest income all contributed to the growth. Noninterest income for the six months ended June 30, 2006 totaled $7,025,000, an increase of $825,000 or 13.3% when compared to the same period in 2005. Approximately $204,000 of this increase relates to an increase in insurance agency commissions, with the balance primarily attributable to increases in income from nondeposit product sales and trust services of approximately $108,000, from the origination and sale of loans on the secondary market of approximately $45,000, an increase in letter of credit fees of approximately $61,000, and gains on life insurance policies of $174,000 relating to a deferred compensation plan. We recognized gains on sales of securities of $58,000 during the first three months of 2005, but there were no gains or losses from sales of securities during the first six months of 2006.

Noninterest Expense
Total noninterest expense for the three and six months ended June 30, 2006 was $7,047,000 and $14,138,000, respectively, which represents increases of $968,000 and $1,766,000, respectively, when compared to the same periods in 2005. The increases are primarily attributable to increased salaries and benefits cost of $659,000 and $1,148,000 for the three and six-month periods ended June 30, 2006, respectively, that resulted from higher incentive compensation cost and increased staffing associated with Centreville National Bank’s trust operations that began in the third quarter of 2005, as well as a new branch location and expansion of the secondary market mortgage division during the second quarter of 2006. For the three and six months ended June 30, 2006, occupancy expense increased by $71,000 and $148,000, respectively, and other noninterest expense increased by $238,000 and $470,000, respectively, when compared to the same periods in 2005. These increases are primarily related to the growth of the Company and costs associated with new and expanded product offerings.

Income Taxes
The effective tax rate for the six months ended June 30, 2006 was 37.4%, compared to 36.9% for the same period last year. Management believes that there have been no changes in tax laws or to our tax structure that are likely to have a future material impact on our effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $670,210,000 at June 30, 2006, an increase of $47,983,000 since December 31, 2005. Average loans, net of unearned income, increased by $45,045,000 or 7.5% when compared to the same period last year.

Allowance for Credit Losses
We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three and six-month periods ended June 30, 2006 was $240,000 and $551,000, respectively, compared to $180,000 and $360,000, respectively, for the same periods in 2005. Despite a decline in nonaccrual loans, Management did not significantly decrease the specific allowance associated with those loans, based on its evaluation of each borrower’s ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in both the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management’s assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. We continue to maintain strong underwriting guidelines, and Management believes that the local economy remains stable and that collateral values have increased as a result of the strength of the local real estate economy. Each of these factors has had a positive effect on the quality of our loan portfolio. Our historical charge-off ratios are much lower than those of similarly sized institutions according to the most recent FDIC quarterly banking profile. Net charge-offs were $225,000 for the six-month period ended June 30, 2006, compared to $192,000 for the same period last year. Since December 31, 2005, nonaccrual loans have decreased by $112,000 to $734,000. Loans past due 90 days and still accruing decreased by $389,000 since December 31, 2005, totaling $429,000 at June 30, 2006. Our ratio of nonperforming assets, including other real estate owned, remains low. The allowance for credit losses as a percentage of average loans was .86% at June 30, 2006, compared to .81% at June 30, 2005. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at June 30, 2006.

The following table presents a summary of the activity in the allowance for credit losses:

	Six months Ended June 30,
(Dollars in thousands)	2006	2005

Allowance balance - beginning of period	$5,236	$4,692
Charge-offs:
Commercial and other	162	169
Real estate	1	-
Consumer	144	59
Totals	307	228
Recoveries:
Commercial	34	12
Real estate	1	1
Consumer	47	23
Totals	82	36
Net charge-offs	225	192
Provision for credit losses	551	360
Allowance balance-end of period	$5,562	$4,860

Average loans outstanding during period	$643,335	$598,290
Net charge-offs (annualized) as a percentage of
average loans outstanding during period	.07%	.02%
Allowance for credit losses at period end as a
percentage of average loans	.86%	.81%

Because our loans are predominately secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values. We have a concentration of commercial real estate loans. Commercial real estate loans at June 30, 2006 were $352,363,000 or 52.1% of total loans, compared to $317,542,000 or 50.6% of total loans at December 31, 2005. Construction and land development loans at June 30, 2006, were $136,785,000 or 20.2% of total outstanding loans, compared to $134,380,000 or 21.4% of total loans at December 31, 2005. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

	June 30,	December 31,
Nonperforming Assets:	2006	2005
Nonaccrual loans	$734	$846
Other real estate owned	46	302
	780	1,148
Past due loans still accruing	429	818
Total nonperforming and past due loans	$1,209	$1,966

Investment Securities
Investment securities decreased by $3,272,000 to $117,799,000 at June 30, 2006 when compared to investments at December 31, 2005. The yields on bonds purchased during the first six months of 2006 are much higher that the yields on bonds that either matured or were called during this period. The average balance of investment securities was $121,534,000 for the six months ended June30, 2006, compared to $119,455,000 for the same period in 2005. The tax equivalent yields on investment securities were 4.09% and 3.77% for the six month periods ended June 30, 2006 and 2005, respectively.

Deposits
Total deposits at June 30, 2006 were $715,562,000, compared to $704,958,000 at December 31, 2005. Certificates of deposit of $100,000 or more increased by $22,955,000 during the first six months of 2006. Since December 31, 2005, interest bearing and noninterest bearing demand deposits have declined by $9,658,000 and other time and savings deposits have increased by $1,981,000.

Borrowed Funds
Short-term borrowings at June 30, 2006 and December 31, 2005 consisted of securities sold under agreements to repurchase and short-term borrowing from the Federal Home Loan Bank. We also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at December 31, 2005 that matured and was repaid in March 2006.

Long Term Debt
At June 30, 2006, we had advances from the Federal Home Loan Bank totaling $25,000,000. Maturities of outstanding advances are as follows:

July 2007	$3,000,000
October 2007	4,000,000
November 2007	6,000,000
February 2008	5,000,000
June 2008	7,000,000

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additional borrowing of up to approximately $61 million at June 30, 2006. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $106.2 million at June 30, 2006, an increase of 4.7% since December 31, 2005. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, increased by $553,000 during the first six months of 2006, resulting in accumulated other comprehensive loss of $1,816,000 at June 30, 2006.

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

A comparison of our capital ratios as of June 30, 2006 to the minimum regulatory requirements is presented below:

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	12.87%	4.00%
Total risk-based capital	13.67%	8.00%
Leverage ratio	11.18%	3.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and Management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2005.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to Management, including the Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2006 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are effective.

During the second quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005. The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K to reflect the recent issuance of proposed regulatory guidance.

A majority of our business is concentrated in Maryland and Delaware; a significant amount of our business is concentrated in real estate lending.

A majority of our customers reside in Maryland and Delaware. Therefore, a decline in local economic conditions may have a greater impact on our earnings and capital than on the earnings and capital of larger financial institutions whose customer bases are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, along with the other federal banking regulators, issued proposed guidance on January 13, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of June 30, 2006, we would be subject to the heightened risk management requirements of the guidance if it were currently in effect. The comment period ended on April 13, 2006. Although we are working to implement the risk management practices required by the guidance, many of which are already in place, and will continue to evaluate our concentration and risk management strategies, we cannot guarantee that any heightened risk management practices we implement will be effective to prevent losses in our commercial real estate portfolio. In addition, we may be subject to additional regulatory requirements and scrutiny, including, without limitation, increased capital requirements, if and when this proposed guidance becomes final. Management cannot predict the extent to which this guidance, if it becomes final, will impact our operations or capital requirements.

Other than as discussed above, Management does not believe that any material changes in our risk factors have occurred since December 31, 2005.

Item 4. Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 26, 2006, the stockholders of Shore Bancshares, Inc. elected five individuals to serve as Class III Directors until the 2009 Annual Meeting of Stockholders and approved the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan. The Board of Directors submitted these matters to a vote through the solicitation of proxies. The results of the votes were as follows:

	For	Withheld	Abstain	Broker Non-Votes
Election of Directors:
Lloyd L. Beatty, Jr.	4,362,957	37,269	-	-
Paul M. Bowman	4,385,977	14,249	-	-
W. Edwin Kee, Jr.	4,385,577	14,649	-	-
Jerry F. Pierson	4,385,977	14,249	-	-
W. Mooorhead Vermilye	4,384,449	15,777	-	-

	For	Against	Abstain	Broker Non-Votes

Approval of 2006 Stock and Incentive Compensation Plan	2,853,801	168,053	38,326	1,340,046

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

Exhibit 3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

Exhibit 10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

Exhibit 10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

Exhibit 10.3	Form of Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2005).

Exhibit 10.4	Summary of Compensation Arrangement for Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2006).

Exhibit 10.5	Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 1, 2006).

Exhibit 10.6
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

Exhibit 10.7
Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

Exhibit 10.8
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

Exhibit 10.9
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit 10.10
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement ((incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit 10.11
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

Exhibit 10.12	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

Exhibit 10.13	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

Exhibit 10.14	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

Exhibit 10.15	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

Exhibit 31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

Exhibit 32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shore Bancshares, Inc.

Date: August 9, 2006	By: /s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: August 9, 2006	By: /s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Form of Employment Agreement with Daniel T. Cannon (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.3	Form of Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2005).

10.4	Summary of Compensation Arrangement for Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2006).

10.5	Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 1, 2006).

10.6
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.7
Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.8
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.9
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.10
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement ((incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.11
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.12	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.13	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.14	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.15	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).