Form 10-Q
period 2006-09-30
SHORE BANCSHARES INC
filed 2006-11-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,378,173 shares of common stock as of October 31, 2006.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS:	2006	2005
	(unaudited)
Cash and due from banks	$19,170	$28,990
Interest bearing deposits with other banks	21,482	13,068
Federal funds sold	46,423	25,401
Investment securities:
Held-to-maturity, at amortized cost (fair value of, $14,008 and
$14,826, respectively)	13,991	14,911
Available for sale, at fair value	111,400	106,160
Loans, less allowance for credit losses ($5,843,
$5,236, respectively)	679,816	622,227
Insurance premiums receivable	175	1,089
Premises and equipment, net	15,945	15,187
Accrued interest receivable on loans and investment securities	5,225	3,897
Investment in unconsolidated subsidiary	938	909
Goodwill	11,939	11,939
Other intangible assets	1,653	1,906
Deferred income taxes	1,886	1,991
Other real estate owned	47	302
Other assets	4,247	3,661
TOTAL ASSETS	$934,337	$851,638

LIABILITIES:
Deposits:
Noninterest bearing demand	$115,785	$113,244
NOW and Super NOW	106,294	111,799
Certificates of deposit $100,000 or more	158,347	106,541
Other time and savings	386,514	373,374
Total Deposits	766,940	704,958
Accrued interest payable	1,820	1,214
Short term borrowings	27,314	35,848
Long term debt	25,000	4,000
Other liabilities	4,056	4,170
TOTAL LIABILITIES	825,130	750,190

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares;
issued and outstanding:
September 30, 2006 8,376,537
December 31, 2005 5,556,985	84	55
Additional paid in capital	29,560	29,014
Retained earnings	80,483	73,642
Accumulated other comprehensive loss	(920)	(1,263)
TOTAL STOCKHOLDERS’ EQUITY	109,207	101,448
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$934,337	$851,638

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$13,375	$10,779	$37,311	$30,573
Interest and dividends on investment securities:
Taxable	1,160	979	3,225	2,788
Tax-exempt	138	142	416	435
Other interest income	695	336	1,424	737
Total interest income	15,368	12,236	42,376	34,533

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	1,752	935	4,047	2,447
Other deposits	3,106	2,034	7,771	5,480
Other interest	608	202	1,333	534

Total interest expense	5,466	3,171	13,151	8,461

NET INTEREST INCOME	9,902	9,065	29,225	26,072
PROVISION FOR CREDIT LOSSES	416	220	967	580

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	9,486	8,845	28,258	25,492

NONINTEREST INCOME
Service charges on deposit accounts	799	788	2,322	2,077
Gain on sale of securities	3	-	3	58
Insurance agency commissions	1,423	1,206	5,415	4,994
Other noninterest income	663	564	2,173	1,629

Total noninterest income	2,888	2,558	9,913	8,758

NONINTEREST EXPENSE
Salaries and employee benefits	4,466	3,965	13,329	11,680
Expenses of premises and equipment	802	695	2,242	1,987
Other noninterest expense	1,939	1,733	5,774	5,098

Total noninterest expense	7,207	6,393	21,345	18,765

INCOME BEFORE TAXES ON INCOME	5,167	5,010	16,826	15,485
Federal and state income tax expense	1,968	1,868	6,325	5,736

NET INCOME	$3,199	$3,142	$10,501	$9,749

Basic earnings per common share	$.38	$.38	$1.26	$1.17
Diluted earnings per common share	$.38	$.37	$1.25	$1.17
Dividends declared per common share	$.15	$.14	$.44	$.39

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Month Periods Ended September 30, 2006 and 2005
(Dollars in thousands, except per share amounts)

				Accumulated
			Additional	other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

Balances, January 1, 2006	$55	$29,014	$73,642	$(1,263)	$101,448

Comprehensive income:
Net income	-	-	10,501	-	10,501

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $14	-	-	-	343	343

Total comprehensive income					10,844

Shares issued	1	538	-	-	539

Stock-based compensation expense	-	36	-	-	36

Stock dividend and cash in lieu
of fractional shares paid	28	(28)	(9)	-	(9)

Cash dividends paid $0.44 per share	-	-	(3,651)	-	(3,651)

Balances, September 30, 2006	$84	$29,560	$80,483	$(920)	$109,207

Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	$92,976

Comprehensive income:
Net income	-	-	9,749	-	9,749

Other comprehensive income, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $56	-	-	-	(554)	(554)

Total comprehensive income	-	-	-	-	9,195

Shares issued	-	772	-	-	772

Cash dividends paid $0.39 per share	-	-	(3,263)	-	(3,263)

Balances, September 30, 2005	$55	$28,789	$71,668	$(832)	$99,680

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,501	$9,749
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,095	1,076
Stock based compensation expense	36	-
Discount accretion on debt securities	(115)	(91)
Provision for credit losses	967	580
Deferred income taxes	(88)	167
Gain on sale of securities	(3)	(58)
Deferred gain on sale of premise and equipment	-	(176)
Valuation of other real estate owned	-	54
Gain on sale of premise and equipment	(8)	-
Equity in earnings of unconsolidated subsidiary	(29)	(56)
Net changes in:
Insurance premiums receivable	915	24
Accrued interest receivable	(1,328)	(718)
Other assets	(586)	(527)
Accrued interest payable	606	321
Other liabilities	(114)	805
Net cash provided by operating activities	11,849	11,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities
available for sale	43,331	13,724
Proceeds from sale of investment securities available for sale	52	2,010
Purchase of securities available for sale	(47,993)	(25,080)
Proceeds from maturities and principal payments of securities
held to maturity	1,112	792
Purchase of securities held to maturity	(203)	-
Net increase in loans	(58,555)	(16,673)
Proceeds from sale of premises and equipment	25	912
Purchase of premises and equipment	(1,584)	(2,559)
Proceeds from sale of other real estate owned	255	-
Deferred earn out payment, net of stock issued	-	(2,400)
Net cash used in investing activities	(63,560)	(29,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market and
savings deposits	(20,228)	6,444
Net increase in certificates of deposit	82,210	36,854
Net (decrease) increase in short term borrowings	(8,534)	2,726
Net increase in long-term borrowings	21,000	-
Proceeds from issuance of common stock	539	373
Dividends paid	(3,660)	(3,263)
Net cash provided by financing activities	71,327	43,134

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,616	25,010
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,459	43,551
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,075	$68,561

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2006, the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005, changes in stockholders’ equity for the nine months ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2005 were derived from audited financial statements. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Earnings Per Share

Year to date basic earnings per share are derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are derived by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding options. On June 5, 2006 the Company paid a 50% stock dividend to stockholders of record as of May 22, 2006. All share data and per share amounts have been adjusted to give retroactive effect to that dividend. Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net Income	$3,199	$3,142	$10,501	$9,749

Weighted Average Shares Outstanding - Basic	8,374	8,317	8,362	8,298

Dilutive securities	22	50	30	51

Weighted Average Shares Outstanding - Diluted	8,396	8,367	8,392	8,349

Earnings per common share - Basic	$0.38	$0.38	$1.26	$1.17

Earnings per common share - Diluted	$0.38	$0.37	$1.25	$1.17

There were no stock options excluded from the calculation of earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Impaired loans with valuation allowance	$3,521	$604
Impaired loans with no valuation allowance	87	242
Total impaired loans	$3,608	$846

Allowance for credit losses applicable to impaired loans	$787	$555
Allowance for credit losses applicable to other than impaired loans	5,056	4,681
Total allowance for credit losses	$5,843	$5,236

Interest income on impaired loans recorded on the cash basis	$-	$-

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 - Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2006, total commitments to extend credit were approximately $182,314,000. Outstanding letters of credit were approximately $20,377,000 at September 30, 2006.

Note 5 - Stock-Based Compensation

At September 30, 2006, the Company had four equity compensation plans: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan; (ii) the Talbot Bancshares, Inc. Employee Stock Option Plan; (iii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (vi) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan. The first three plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The fourth plan, which contemplates the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units, is described in detail in the Company’s 2006 definitive proxy statement. No awards have been granted under the fourth plan. Stock options granted to date are generally time-based, vesting 20% on each anniversary of the grant date over five years and expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

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

During the three- and nine-month periods ended September 30, 2006, the Company recognized pre-tax stock-based compensation expense of $12,000 and $36,000, respectively, as a result of adopting SFAS 123R. Such expense includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation for all stock based compensation awards granted subsequent to January 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Basic and diluted net income per share for the three and nine months ended September 30, 2006, were not affected as a result of adopting SFAS 123R.

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

SFAS 123R requires the Company to present pro forma information for the comparative period to the adoption as if the Company had accounted for all employee stock options and ESPP awards under the fair-value method of the original SFAS 123. The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three- and nine-month periods ended September 30, 2005 (in thousands, except per share amounts).

	Three-month period	Nine-month period
	ended September 30,	ended September 30,
	2005	2005
Net income:
As reported	$3,142	$9,749
Less pro forma stock-based compensation
expense determined under the fair value
method, net of related tax effects	(8)	(44)
Pro forma net income	$3,134	$9,705

Basic net income per share:
As reported	$.38	$1.17
Pro forma	.38	1.17

Diluted earnings per share
As reported	$.37	$1.17
Pro forma	.37	1.16

The Company granted options pursuant to its ESPP on January 31, 2006. There were no options granted under the ESPP during 2005. The fair value of these options was estimated using the Black-Scholes valuation model using the following weighted average assumptions:

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

The following is a summary of changes in shares under option for all plans for the nine-month period ended September 30, 2006. Pursuant to the anti-dilution provisions of the Company’s equity compensation plans, all amounts in the following table have been adjusted to give effect to the 50% stock dividend that was paid on June 5, 2006 to stockholders of record as of May 22, 2006.

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	77,364	$10.77
Granted	11,972	18.47
Exercised	(43,118)	8.44
Expired/Cancelled	(1,501)	15.28
Outstanding at end of period	44,717	$14.78	$624,738

Exercisable at the end of period	39,130	$15.01	$537,693

Weighted average fair value of options
granted during the year	$5.91

The following summarizes information about options outstanding at September 30, 2006:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life
$ 5.85	4,802	4,802.18
21.33	5,925	5,925	2.30
14.00	4,980	4,980	3.30
13.17	18,704	13,117	4.67
18.47	10,306	10,306	1.58
	44,717	39,130

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005 was approximately $659,000 and $353,000, respectively. Cash received upon exercise of options during the nine month periods ended September 30, 2006 and 2005 was approximately $338,000 and $214,000, respectively.

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

Selected financial information by line of business for the nine months ended September 30 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
	banking	and services	Company(a)	Transactions	Total
(In thousands)
2006
Net Interest income	$29,211	$8	$6	$-	$29,225
Provision for credit losses	967	-	-	-	967
Net interest income after provision	28,244	8	6	-	28,258

Noninterest income	4,448	5,577	3,079	(3,191)	9,913
Noninterest expense	16,723	4,540	3,273	(3,191)	21,345
Income before taxes	15,969	1,045	(188)	-	16,826
Income tax expense	5,971	412	(59)	-	6,325
Net income	$9,998	$633	$(129)	$-	$10,501

Intersegment revenue(expense)	$(2,722)	$(179)	$2,901	$-	$-
Average assets	$863,275	$10,117	$3,706	$-	$877,098

2005
Net Interest income	$26,069	$-	$3	$-	$26,072
Provision for credit losses	580	-	-	-	580
Net interest income after provision	25,489	-	3	-	25,492
Noninterest income	3,687	5,155	2,014	(2,098)	8,758
Noninterest expense	14,300	4,433	2,130	(2,098)	18,765
Income before taxes	14,876	722	(113)	-	15,485
Income tax expense	5,495	286	(45)	-	5,736
Net income	$9,381	$436	$(68)	$-	$9,749

Intersegment revenue(expense)	$(1,776)	$(86)	$1,862	$-	$-
Average assets	$802,086	$9,683	$3,456	$-	$815,225

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, which provided guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans” (an amendment of FASB Statements 87, 88, 106 and 132R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize on its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognizes changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income as a separate component of stockholder’s equity.  SFAS 158 is effective for us in the fourth quarter of fiscal 2007. The Company has a supplemental executive retirement plan and deferred compensation plan but does not offer any defined benefit retirement plans. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial condition or results of operations.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities
Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission entitled “Risk Factors” (see Item 1A of Part II of this report). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

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

OVERVIEW

Net income for the third quarter of 2006 was $3,199,000, or diluted earnings per share of $.38, compared to $3,142,000, or diluted earnings per share of $.37, for the third quarter of 2005.

Net income for the nine-months ended September 30, 2006 was $10,501,000, or diluted earnings per share of $1.25, compared to $9,749,000, or diluted earnings per share of $1.17, for the nine months ended September 30, 2005. Annualized return on average assets was 1.60% for the nine months ended September 30, 2006, compared to 1.59% for the same period in 2005. Annualized return on average stockholders’ equity was 13.22% for the nine-month period ended September 30, 2006, compared to 13.47% for the same period in 2005.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three- and nine-month periods ended September 30, 2006 was $9,902,000 and $29,225,000, respectively, an increase of $837,000 or 9.2% and $3,153,000 or 12.1%, respectively, when compared to the same periods last year. These increases are attributable to increases in earning assets, mostly loans, and increased yields on earning assets. Total interest income increased by $3,132,000 and $7,843,000 for the three- and nine-month periods ended September 30, 2006, respectively, when compared to the same periods last year.

Our net interest margin was 4.62% for the three months ended September 30, 2006, compared to 4.74% for the same period in 2005. Our net interest margin for the nine months ended September 30, 2006 was 4.80%, compared to 4.65% for the same period in 2005. We continued to increase the volume of our earning assets, which averaged $817,749,000 for the nine months ended September 30, 2006, compared to $755,586,000 for the same period in 2005. Average loans totaled $656,725,000 for the nine-month period ended September 30, 2006, a $53,889,000 increase over the same period in 2005. The yield on earning assets increased 80 basis points from 6.14% to 6.94% for the nine-month period ended September 30, 2006 when compared to the same period in 2005.

The overall yield on loans for the nine months ended September 30, 2006 was 7.57%, compared to 6.77% for the same period in 2005. The yield on investment securities for the first nine months of 2006 increased to 4.20% from 3.80% for the same period in 2005, and the average balance of investment securities for the nine-months ended September 30, 2006 increased by $1,567,000 to $122,546,000 when compared to the same period in 2005.

Total interest expense increased $2,295,000 and $4,690,000 for the three- and nine-month periods ended September 30, 2006, respectively, when compared to the same periods last year. An increase in the rate paid for interest bearing deposits is the primary reason for the increased expense. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. The average balance of interest bearing deposits increased by $31,095,000 for the nine months ended September 30, 2006 when compared to the same period in 2005. The overall rate paid for interest bearing deposits increased 76 basis points to 2.59% as a result of higher rates paid for all deposits. For the nine months ended September 30, 2006, the average balance of certificates of deposits, including those $100,000 or more, increased by $27,711,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 96 basis points to 4.28%. Other certificates of deposit increased $20,331,000 when compared to the same period last year, and the average rate paid for those deposits increased 80 basis points to 3.85%. Comparing the first nine months of 2006 to the same period in 2005, interest bearing demand deposits decreased by approximately $6,049,000 and money management and savings deposits declined by $10,898,000.

Loans comprised 80.3% and 79.8% of total average earning assets at September 30, 2006 and 2005, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$122,546	$3,856	4.20%	$120,979	$3,446	3.80%
Loans	656,725	37,292	7.57%	602,836	30,602	6.77%
Interest bearing deposits	13,587	494	4.85%	961	20	2.71%
Federal funds sold	24,891	930	4.98%	30,810	716	3.10%
Total earning assets	817,749	42,572	6.94%	755,586	34,784	6.14%
Noninterest earning assets	59,349			59,638
Total Assets	$877,098			$815,224
Interest bearing liabilities
Interest bearing deposits	$608,641	11,818	2.59%	$577,546	7,927	1.83%
Short term borrowing	29,650	769	3.46%	24,736	345	1.86%
Long term debt	15,508	564	4.85%	5,000	189	5.03%
Total interest bearing liabilities	653,799	13,151	2.68%	607,282	8,461	1.86%
Noninterest bearing liabilities	117,387			111,444
Stockholders’ equity	105,912			96,498
Total liabilities and stockholders’ equity	$877,098			$815,224
Net interest spread		$29,421	4.26%		$26,323	4.28%
Net interest margin			4.80%			4.65%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the three months ended September 30, 2006 increased by $330,000 to $2,888,000 when compared to the same period in 2005. Increases in service charges, insurance agency commissions and other noninterest income all contributed to the growth. Noninterest income for the nine months ended September 30, 2006 totaled $9,913,000, an increase of $1,155,000 or 13.2% when compared to the same period in 2005. Approximately $421,000 of this increase relates to an increase in insurance agency commissions, with the balance primarily attributable to increases in income from nondeposit product sales and trust services of approximately $221,000, from the origination and sale of loans on the secondary market of approximately $102,000 and gains on life insurance policies of $174,000 relating to a deferred compensation plan. We recognized gains on sales of securities of $58,000 during the first nine months of 2005, compared to $3,000 during the first nine months of 2006.

Noninterest Expense
Total noninterest expense for the three and nine months ended September 30, 2006 was $7,207,000 and $21,345,000, respectively, which represents increases of $814,000 and $2,580,000, respectively, when compared to the same periods in 2005. The increases are primarily attributable to increased salaries and benefits cost of $501,000 and $1,649,000 for the three and nine-month periods ended September 30, 2006, respectively, that resulted from higher incentive compensation cost and increased staffing associated with Centreville National Bank’s trust operations that began in the third quarter of 2005, as well as a new branch location and expansion of the secondary market mortgage division during the second quarter of 2006. During the third quarter of 2006, Talbot Bank hired a new CEO, which also contributed to the third quarter increase. For the three and nine months ended September 30, 2006, occupancy expense increased by $107,000 and $255,000, respectively, and other noninterest expense increased by $206,000 and $676,000, respectively, when compared to the same periods in 2005. These increases are primarily related to the growth of the Company and costs associated with new and expanded product offerings.

Income Taxes
The effective tax rate for the nine months ended September 30, 2006 was 37.6%, compared to 37.0% for the same period last year. Management believes that there have been no changes in tax laws or to our tax structure that are likely to have a future material impact on our effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $685,659,000 at September 30, 2006, an increase of $58,196,000 since December 31, 2005. Average loans, net of unearned income, increased by $53,889,000 or 8.9% for the nine months ended September 30, 2006 when compared to the same period last of year.

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

The provision for credit losses for the three- and nine-month periods ended September 30, 2006 was $416,000 and $967,000, respectively, compared to $220,000 and $580,000, respectively, for the same periods in 2005. Nonaccrual loans increased $2,762,000 since December 31, 2005 totaling $3,608,000 at September 30, 2006. The increase is primarily attributable to a single borrower. Management has increased the specific allowance associated with that borrower based on its evaluation of the borrower’s ability to repay and the value of the underlying loan collateral. The increased provision is the result of increases in the specific allowance, the formula allowance and nonspecific allowance components. Growth of the loan portfolio and Management’s assessment of factors used in calculating the nonspecific allowance contributed to the increased provision. Management believes that we continue to maintain strong underwriting guidelines. In addition, Management believes that the local economy, including the local real estate economy, remains stable and that, as a result, collateral values remain stable. Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $360,000 for the nine-month period ended September 30, 2006, compared to $292,000 for the same period last year. The allowance for credit losses as a percentage of average loans was .89% at September 30, 2006, compared to .81% at September 30, 2005. Loans past due 90 days and still accruing increased from $818,000 at December 31, 2005 to $4,820,000 at September 30, 2006. One loan totaling $4,500,000 is the reason for the increase. Management does not believe there is any significant loss exposure in the loan, which is real estate secured. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at September 30, 2006.

The following table presents a summary of the activity in the allowance for credit losses:

	Nine months Ended September 30,
(Dollars in thousands)	2006	2005

Allowance balance - beginning of period	$5,236	$4,692
Charge-offs:
Commercial and other	293	254
Real estate	1	-
Consumer	225	110
Totals	519	364
Recoveries:
Commercial	91	15
Real estate	1	1
Consumer	67	56
Totals	159	72
Net charge-offs	360	292
Provision for credit losses	967	580
Allowance balance-end of period	$5,843	$4,980

Average loans outstanding during period	$656,725	$602,836
Net charge-offs (annualized) as a percentage of
average loans outstanding during period	.03%	.02%
Allowance for credit losses at period end as a
percentage of average loans	.89%	.83%

Because our loans are predominately secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values. We have a concentration of commercial real estate loans. Commercial real estate loans at September 30, 2006 were $361,014,000 or 52.7% of total loans, compared to $317,542,000 or 50.6% of total loans at December 31, 2005. Construction and land development loans at September 30, 2006 were $141,664,000 or 20.7% of total outstanding loans, compared to $134,380,000 or 21.4% of total loans at December 31, 2005. The Company does not engage in foreign lending activities.

Nonperforming Assets
The following table summarizes past due and nonperforming assets of the Company (in thousands):

	September 30,	December 31,
Nonperforming Assets:	2006	2005
Nonaccrual loans	$3,608	$846
Other real estate owned	47	302
	3,655	1,148
Past due loans still accruing	4,820	818
Total nonperforming and past due loans	$8,475	$1,966

Investment Securities
Investment securities increased by $4,320,000 to $125,391,000 at September 30, 2006 when compared to investments at December 31, 2005. The yields on bonds purchased during the first nine months of 2006 are much higher that the yields on bonds that either matured or were called during this period. The average balance of investment securities was $122,546,000 for the nine months ended September 30, 2006, compared to $120,979,000 for the same period in 2005. The tax equivalent yields on investment securities were 4.20% and 3.80% for the nine month periods ended September 30, 2006 and 2005, respectively.

Deposits
Total deposits at September 30, 2006 were $766,940,000, compared to $704,958,000 at December 31, 2005. Certificates of deposit of $100,000 or more increased by $51,806,000 during the first nine months of 2006. Since December 31, 2005, interest bearing and noninterest bearing demand deposits have declined by $2,964,000 and other time and savings deposits have increased by $13,140,000.

Borrowed Funds
Short-term borrowings at September 30, 2006 consisted of securities sold under agreements to repurchase. At December 31, 2005 short-term borrowings consisted of securities sold under agreements to repurchase and short-term borrowing from the Federal Home Loan Bank. We also had a convertible advance from the Federal Home Loan Bank of Atlanta in the amount of $5,000,000 at December 31, 2005 that matured and was repaid in March 2006.

Long Term Debt
At September 30, 2006, we had advances from the Federal Home Loan Bank totaling $25,000,000. Maturities of outstanding advances are as follows:

July 2007	$3,000,000
October 2007	4,000,000
November 2007	6,000,000
February 2008	5,000,000
June 2008	7,000,000

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta to which they have pledged collateral sufficient to permit additional borrowing of up to approximately $107 million at September 30, 2006. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $109.2 million at September 30, 2006, an increase of 7.7% since December 31, 2005. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, declined by $343,000 during the first nine months of 2006, resulting in accumulated other comprehensive loss of $920,000 at September 30, 2006.

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

A comparison of our capital ratios as of September 30, 2006 to the minimum regulatory requirements is presented below:

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	12.86%	4.00%
Total risk-based capital	13.68%	8.00%
Leverage ratio	10.73%	3.00%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2006 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are effective.

During the second quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2005 and were updated in the Quarterly Report of Shore Bancshares, Inc. on Form 10-Q for the quarter ended June 30, 2006. Management does not believe that any material changes in our risk factors have occurred since they were last updated.

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

Exhibit 10.16
Shore Bancshares, Inc. Executive Deferred Compensation Plan and related Deferral Election, Investment Designation, and Beneficiary Designation Forms (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 2, 2006).

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

Shore Bancshares, Inc.

Date: November 9, 2006	By: /s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: November 9, 2006	By: /s/ Susan E. Leaverton
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

10.16
Shore Bancshares, Inc. Executive Deferred Compensation Plan and related Deferral Election, Investment Designation, and Beneficiary Designation Forms (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 2, 2006).

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