Form 10-K
period 2006-12-31
SHORE BANCSHARES INC
filed 2007-03-16
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

Commission File No. 0-22345

SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 East Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

(410) 822-1400
Registrant’s Telephone Number, Including Area Code

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $.01 per share	Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 16(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $213,253,981.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,384,794 as of March 1, 2007.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on April 25, 2007.

This Annual Report of Shore Bancshares, Inc. on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company and its subsidiaries operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report. Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

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

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the two years ended December 31, 2006 is provided in Note 24 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this report.

Banking Products and Services

Centreville National Bank is a national banking association that commenced operations in 1876. Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. (“Talbot Bancshares”). Felton Bank is a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc. The Banks operate 17 full service branches and 21 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in the Maryland counties of Kent, Queen Anne’s, Caroline, Talbot and Dorchester and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Banks provide residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have fixed or variable rate features. Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans. The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

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

Seasonality

Management does not believe that our business activities are seasonal in nature. Demand for our products and services may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

At February 27, 2007, we employed 323 persons, of which 285 were employed on a full-time basis.

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

The following tables set forth deposit data for Kent, Queen Anne’s, Caroline, Talbot and Dorchester Counties in Maryland and for Kent County in Delaware as of June 30, 2006, the most recent date for which comparative information is available.

Kent County, Maryland	Deposits	% of Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$159,981	35.04%
Mercantile Shore Bank	153,025	33.52
Chesapeake Bank and Trust Co.	59,257	12.98
Branch Banking & Trust	37,668	8.25
The Centreville National Bank of Maryland	23,743	5.20
SunTrust Bank	22,886	5.01
Total	$456,560	100.00%

Source: FDIC DataBook

Queen Anne’s County, Maryand	Deposits	% of Total
	(in thousands)
The Queenstown Bank of Maryland	$274,668	40.0%
The Centreville National Bank of Maryland	196,517	28.62
Bank of America, National Association	61,000	8.89
Mercantile Shore Bank	56,924	8.29
M&T	45,312	6.60
BankAnnapolis	32,076	4.67
Branch Banking & Trust	20,123	2.93
Total	$686,620	100.00%

Source: FDIC DataBook

Caroline County, Maryland	Deposits	% of Total
	(in thousands)
Provident State Bank of Preston, Maryland	$129,860	33.95%
Mercantile Shore Bank	100,673	26.32
Branch Banking & Trust	47,164	12.33
The Centreville National Bank of Maryland	46,141	12.06
M& T	30,716	8.03
Bank of America, National Association	18,770	4.91
Easton Bank & Trust	9,191	2.40
Total	$382,515	100.00%

Source: FDIC DataBook

Talbot County, Maryland	Deposits	% of Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$373,336	40.74%
Mercantile Shore Bank	178,181	19.44
Bank of America, National Association	96,829	10.57
Easton Bank & Trust	94,809	10.34
SunTrust Bank	49,302	5.38
Branch Banking & Trust	42,451	4.63
M&T	28,979	3.16
The Queenstown Bank of Maryland	27,108	2.96
First Mariner Bank	15,898	1.73
Chevy Chase Bank	9,603	1.05
Total	$916,496	100.00%

Source: FDIC DataBook
		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$170,095	30.27%
Bank of the Eastern Shore	165,271	29.42
Hebron Savings Bank	55,940	9.96
Branch Banking & Trust	41,447	7.38
Provident State Bank of Preston, Maryland	37,478	6.67
Bank of America, National Association	30,774	5.48
M&T	23,121	4.11
SunTrust Bank	20,954	3.73
The Talbot Bank of Easton, Maryland	16,749	2.98
Total	$561,829	100.00%

Source: FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
Wilmington Trust	$573,896	33.28%
PNC Bank Delaware	266,867	15.48
Citizens Bank	249,539	14.47
First NB of Wyoming	232,825	13.50
Wachovia Bank of Delaware	151,671	8.80
Artisans Bank	68,641	3.98
The Felton Bank	60,855	3.53
Wilmington Savings Fund Society	44,810	2.60
County Bank	39,516	2.29
Commerce Bank National Assn	29,881	1.73
Fort Sill National Bank	5,880	0.34
Total	$1,724,381	100.00%

Source: FDIC DataBook

For further information about competition in our market areas, see the Risk Factor entitled “We operate in a highly competitive market” in Item 1A of Part I of this annual report.

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

As of December 31, 2006, the Banks were each deemed to be “well capitalized.” For more information regarding the capital condition of the Company, see Note 17 of Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

The deposits of the Banks are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The Banks paid a total of $87,878 in FDIC premiums during 2006. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

Federal Securities Laws

The shares of the Company’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq Stock Market’s Capital Market. The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

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

Risks Relating to the Business of the Company and its Affiliates

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

A majority of our business is concentrated in Maryland and Delaware; a significant amount of our business is concentrated in real estate lending

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2006, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

The market value of our investments might decline

As of December 31, 2006, we had classified 89% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115 and are stated at amortized cost.

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

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities. Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete. Moreover, as discussed above, the GLBA revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC-insured financial institution. These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

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

We may be adversely affected by recent legislation

As discussed above, the GLBA repealed restrictions on banks affiliating with securities firms and permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. Although the Company is a financial holding company, this law may increase the competition we face from larger banks and other companies. It is not possible to predict the full effect that this law will have on us.

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

Risks Relating to the Company’s Common Stock

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

The Company’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover

The Company’s Amended and Restated Articles of Incorporation (the “Charter”) and Amended and Restated Bylaws contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These Charter and Bylaws provide for the classification of the Board into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes. The Charter gives the Board certain powers in respect of the Company’s securities. First, the Board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. Second, a majority of the Board, without action by the stockholders, may amend the Charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class that the Company has authority to issue. The Board could use these powers, along with its authority to authorize the issuance of securities of any class or series, to issue securities having terms favorable to management to persons affiliated with or otherwise friendly to management. In addition to the foregoing, Maryland law contains anti-takeover provisions governing acquisitions of the Company’s securities by and business combinations with certain “interested” stockholders.

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

The Talbot Bank of Easton, Maryland

Branches
Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Cambridge Branch 2745 Dorchester Square Cambridge, Maryland 21613	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613

ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Sailwinds Amoco 511 Maryland Avenue Cambridge, Maryland 21613	Talbottown 218 North Washington Street Easton, Maryland 21601

The Centreville National Bank of Maryland

Branches
Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Office 2609 Centreville Road Centreville, Maryland 21617	Stevensville Office 408 Thompson Creek Road Stevensville, Maryland 21666

Chestertown Office 305 East High Street Chestertown, Maryland 21620	Hillsboro Office 21913 Shore Highway Hillsboro, Maryland 21641	Denton Office 850 South 5th Street Denton, Maryland 21629

Chester Office 300 Castle Marina Road Chester, Maryland 21619	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Washington Square Office 899 Washington Avenue Chestertown, Maryland 21620

ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Felton Bank
Main Office 120 West Main Street Felton, Delaware 19943	Milford Office 698 A North Dupont Highway Milford, Delaware 19963

The Avon-Dixon Agency, LLC
Easton Office 28969 Information Lane Easton, Maryland 21601	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC	Mubell Finance, LLC	Wye Financial Services, LLC
106 North Harrison Street Easton, Maryland 21601	106 North Harrison Street Easton, Maryland 21601	17 East Dover Street, Suite 101 Easton, Maryland 21601

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the common stock of the Company are listed on the Nasdaq Capital Market under the symbol “SHBI”. As of March 1, 2007, the Company had approximately 1,681 holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the Nasdaq Capital Market, and the cash dividends declared on those shares for each quarterly period of 2006 and 2005 are set forth in the table below.

	2006			2005
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$23.67	$20.67	$.14	$23.87	$20.73	$.13
Second Quarter	29.96	23.36	.15	21.20	17.52	.13
Third Quarter	29.20	25.51	.15	22.00	19.00	.14
Fourth Quarter	31.00	27.70	.15	22.05	20.35	.14
			$.59			$.54

On March 1, 2007, the closing sales price for the shares of common stock was $25.75 per share.

Stockholders received cash dividends totaling $4,908,212 in 2006 and $4,428,335 in 2005. The ratio of dividends per share to net income per share was 36.65% in 2006 compared to 34.33% in 2005. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this report under the heading “The Company’s ability to pay dividends is limited”.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations: 1-800-368-5948
E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total shareholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2001 and reinvestment of dividends as of the end of the Company’s fiscal years. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
On $100 Investment Made on December 31, 2001

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Shore Bancshares, Inc.*	100.00	134.07	222.01	216.49	193.96	282.89
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank	100.00	106.95	142.29	161.73	158.61	180.53
SNL Small Cap Bank Index	100.00	115.02	161.19	197.52	194.54	222.05

* Restated for a 3 for 2 stock split in the form of a stock dividend in 2006.

ISSUER REPURCHASES

On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months. Shares may be repurchased in the open market or in privately negotiated transactions at such times and in such amounts per transaction as the President of the Company determines to be appropriate, subject to Board oversight. The Company intends to use the repurchased shares to fund the Company’s employee benefit plans and for other general corporate purposes. The Company did not repurchase any shares of its common stock during the fourth quarter of 2006.

EQUITY COMPENSATION PLAN INFORMATION

The Company has four equity compensation plans under which it may issue shares of the common stock of the Company to employees, officers, and/or directors of the Company and its subsidiaries: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Stock and Incentive Compensation Plan”); (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Stock Option Plan”); (iii) the Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan (the “1998 Stock Purchase Plan”); and (iv) the Talbot Bancshares, Inc. Employee Stock Option Plan (the “Talbot Plan”).

The 2006 Stock and Incentive Compensation Plan, the 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan were approved by the Company’s Board of Directors and its stockholders. In connection with the Company’s merger with Talbot Bancshares, the Company assumed options previously granted under, and subject to all terms of, the Talbot Plan. The Company subsequently registered the Talbot Plan with the SEC, and this plan authorizes the grant of options to purchase up to 171,000 shares of the Company’s common stock (subject to adjustment for capital adjustments, stock dividends, and similar changes in the common stock). The Talbot Plan was previously approved by both the Board of Directors and the stockholders of Talbot Bancshares, but it was not specifically approved by the stockholders of the combined companies. Thus, only non-qualified stock options may be granted under the Talbot Plan.

The Talbot Plan is administered by the Compensation Committee of the Company’s Board of Directors and will expire on April 9, 2007 unless sooner terminated. Generally, key management employees of the Company and its subsidiaries are eligible to receive option grants. An option granted under the plan vests according to the terms of the related stock option agreements and can generally be exercised for 10 years after grant, unless the Board provides otherwise. The option exercise price will generally be the fair market value of the shares on the date the option is granted. Upon exercise of options granted under the plan, the plan obligates the Company to pay the optionee a tax benefit payment in an amount of U.S. dollars equal to the number of shares as to which the option is being exercised, multiplied by (i) the “tax rate” and (ii) the difference between the per share fair market value at the time of exercise and the per share option price. The tax rate shall be a percentage designated by the Company to result in compensating the optionee for the federal, state and local income tax liability incurred by the optionee by virtue of his exercise of the option and the payment to him of the tax benefit payment. Options are not transferable other than by will or the laws of descent and distribution. All unexercised options will lapse upon termination of employment other than because of death, disability or approved retirement. If employment is terminated because of disability or approved retirement, the options will lapse one year or three months after termination, respectively. Upon a “change in control” as defined in the plan, all unexercised options will immediately vest and become exercisable. No options have been granted under the Talbot Plan since the merger with Talbot.

The following table contains information about these equity compensation plans as of December 31, 2006 and reflects the 3 for 2 stock split in the form of a stock dividend that was declared in May 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	37,515	$15.82	703,252
Equity compensation plans not approved by security holders (2)	0	$0	5,236
Total	37,515	$15.82	708,488

(1) Includes information for the 2006 Stock and Incentive Compensation Plan, the 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan.

(2) This item covers options under the Talbot Plan other than those assumed by the Company in the 2000 merger of Talbot Bancshares into the Company.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2006 and is qualified in its entirety by the detailed statistical and other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report and the financial statements and notes thereto appearing in Item 8 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per shares data)	2006	2005	2004	2003	2002

RESULTS OF OPERATIONS:
Interest income	$57,971	$47,384	$38,291	$34,339	$36,306
Interest expense	19,075	11,899	9,010	9,743	12,438
Net interest income	38,896	35,485	29,281	24,596	23,868
Provision for credit losses	1,493	810	931	335	356
Net interest income after provision for credit losses	37,403	34,675	28,350	24,261	23,512
Noninterest income	12,839	11,498	10,224	9,845	5,968
Noninterest expenses	28,534	25,431	22,535	19,344	15,960
Income before taxes	21,708	20,742	16,039	14,762	13,520
Income taxes	8,154	7,854	5,841	5,266	4,730
NET INCOME	$13,554	$12,888	$10,198	$9,496	$8,790

PER SHARE DATA: (1)
Net income - basic	$1.62	$1.55	$1.24	$1.18	$1.09
Net income - diluted	1.61	1.55	1.23	1.16	1.08
Dividends paid	.59	.54	.48	.44	.40
Book value (at year end)	13.28	12.17	11.24	10.31	9.68
Tangible book value (at year end) (2)	11.67	10.51	9.53	9.37	8.72

FINANCIAL CONDITION (at year end):
Assets	$945,649	$851,638	$790,598	$705,379	$654,066
Deposits	774,182	704,958	658,672	592,409	545,192
Total loans, net of unearned income and allowance for credit losses	693,419	622,227	590,766	470,895	435,422
Stockholders’ equity	111,327	101,448	92,976	83,527	78,028

PERFORMANCE RATIOS (for the year):
Return on average assets	1.52%	1.51%	1.32%	1.40%	1.42%
Return on average stockholders’ equity	12.66%	13.20%	11.17%	11.70%	11.79%
Net interest margin	4.70%	4.69%	4.10%	3.91%	4.12%
Efficiency ratio(3)	55.15%	54.13%	57.04%	56.17%	53.49%
Dividend payout ratio	36.65%	34.33%	38.71%	37.29%	36.59%
Average stockholders’ equity to average total assets	11.98%	11.86%	11.79%	11.96%	12.00%

(1)	Per share data is adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend that was payable to stockholders of record as of May 12, 2006.

(2)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.

(3)	Noninterest expenses as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares our financial condition at December 31, 2006 to our financial condition at December 31, 2005 and the results of operations for the years ended December 31, 2006, 2005, and 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report.

PERFORMANCE OVERVIEW

We recorded a 5.2% increase in net income for 2006 over 2005. Net income for the year ended December 31, 2006 was $13,554,000, compared to $12,888,000 and $10,198,000 for the years ended December 31, 2005 and 2004, respectively. Basic net income per share for 2006 was $1.62, an increase of 4.5% over 2005. Basic net income per share was $1.55 and $1.24 for 2005 and 2004, respectively. Diluted net income per share for 2006 was $1.61, an increase of 4% over 2005. Diluted net income per share was $1.55 and $1.23 for 2005 and 2004, respectively.

Return on average assets was 1.52% for 2006, compared to 1.51% for 2005 and 1.32% for 2004. Return on stockholders’ equity for 2006 was 12.66%, compared to 13.20% for 2005 and 11.17% for 2004. Comparing the year ended December 31, 2006 to the year ended December 31, 2005, average assets increased 8.5% to $893,417,000, average loans increased 9.4% to $664,244,000, average deposits increased 6.3% to $731,529,000, and average stockholders’ equity increased 9.6% to $107,046,000.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies that we follow are presented in Note 1 to Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available. Accordingly, the allowance for credit losses is considered to be a critical accounting policy, as discussed below.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this discussion.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that we adopted during 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant component of our earnings. It is the excess of interest and fees earned on loans, federal funds sold, and investment securities over interest paid on deposits and borrowings. Tax equivalent net interest income for 2006 was $39,234,000, representing a 9.6% increase over 2005. Tax equivalent net interest income for 2005 was $35,812,000, a 20.9% increase over 2004. An increase in the volume and overall yield on earning assets were the reasons for the growth in 2006 and 2005. The tax equivalent yield on earning assets was 6.98% for 2006, compared to 6.25% and 5.35% for 2005 and 2004, respectively. The average balance of earning assets increased to $835,519,000 during 2006, compared to $763,187,000 and $722,490,000 for 2005 and 2004, respectively.

The FRB raised short-term interest rates by 100 basis points during the first half of 2006 to 5.25%. During 2005, the FRB raised short-term interest rates 200 basis points from 2.25% to 4.25%. These increases had a direct impact on our yield on interest bearing deposits and federal funds sold. The New York Prime rate, the primary index used for variable rate loans, also increased by 100 and 200 basis points during the years ended December 31, 2006 and 2005, respectively. These increases had a direct impact on our overall loan yield. Although the FRB increased short-term rates in 2004, they were not large enough to have a significant impact on overall yields for the year.

The rate paid for interest bearing liabilities was 2.86% for the year ended December 31, 2006, representing an increase of 92 basis points over the 1.94% for the year ended December 31, 2005. In 2005, the overall rate paid for interest bearing liabilities increased 39 basis points when compared to the rate paid for the year ended December 31, 2004.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2006, 2005 and 2004.

(Dollars in thousands)	2006			2005			2004
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate
Earning Assets:
Investment securities:
Taxable	$110,354	$4,486	4.07%	$106,523	$3,796	3.56% $126,835		$4,359	3.44%
Non-taxable	13,593	791	5.82	15,074	879	5.83	15,593	909	5.83
Loans (2)(3)	664,244	50,633	7.62	607,017	41,866	6.90	555,259	33,065	5.95
Interest bearing deposits	18,665	939	5.03	3,002	111	3.69	4,737	46.98
Federal funds sold	28,663	1,459	5.09	31,571	1,058	3.35	20,066	255	1.27
Total earning assets	835,519	58,308	6.98%	763,187	47,710	6.25%	722,490	38,634	5.35%
Cash and due from banks	20,589			25,231			23,190
Other assets	42,962			39,821			33,685
Allowance for credit losses	(5,653)			(4,919)			(4,485)
Total assets	$893,417			$823,320			$774,880
Interest bearing liabilities:
Demand	$104,371	703.67%		$110,977	552.50%		$110,614	409.37%
Savings	189,699	2,724	1.44	200,980	1,760.88		195,842	1,394.71
Certificates of deposit
$100,000 or more	135,568	5,988	4.42	96,077	3,444	3.59	86,450	2,346	2.71
Other time	191,234	7,713	4.03	172,724	5,346	3.10	159,612	4,393	2.75
Interest bearing deposits	620,872	17,128	2.76	580,758	11,102	1.91	552,518	8,542	1.55
Short-term borrowings	29,302	1,002	3.42	28,794	692	2.40	25,590	215	0.84
Long term debt	17,831	944	5.29	2,207	104	4.71	5,000	253	5.05
Total interest bearing
liabilities	668,005	19,074	2.86%	611,759	11,898	1.94%	583,108	9,010	1.55%
Noninterest bearing deposits	110,657			107,306			95,627
Other liabilities	7,709			6,598			4,819
Stockholders’ equity	107,046			97,657			91,326
Total liabilities and
stockholders’ equity	$893,417			$823,320			$774,880
Net interest spread		$39,234	4.12%		$35,812	4.31%		$29,624	3.80%
Net interest margin			4.70%			4.69%			4.10%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense. The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $337 in 2006, $326 in 2005, and $343 in 2004.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, for each category and yields are stated to include all.

Our tax equivalent yield on loans increased to 7.62% for 2006, compared to 6.90% for 2005. On a tax equivalent basis, interest income totaled $58,308,000 for 2006, compared to $47,710,000 for 2005. An increase in both the volume and yield on loans was the primary reason for the increases in both 2006 and 2005. Yields on investment securities, interest bearing deposits and federal funds sold all increased during 2006 and 2005 when compared to the previous year. In 2006, increased volumes and yields on earning assets generated $10,598,000 in additional interest income. Of that amount, $8,767,000 was attributable to loans. The increased yield on loans in 2006 generated an additional $4,624,000 in interest income, while $4,143,000 was attributable to increased loan volume in 2006.

Interest expense for 2006 increased $7,176,000 when compared to 2005, compared to an increase of $2,888,000 in 2005 over 2004. Higher rates paid for interest bearing liabilities, primarily deposits, resulted in a $4,289,000 increase in interest expense for 2006 when compared to 2005. In 2005, higher rates paid for interest bearing liabilities resulted in a $2,178,000 increase in interest expense when compared to 2004. The increased volume of deposits and other interest bearing liabilities in 2006 resulted in additional interest expense of $2,887,000, compared to an increase in interest expense of $710,000 in 2005 resulting from increased volume of deposits and other interest bearing liabilities over 2004. The average rate paid for certificates of deposit of $100,000 or more increased 83 basis points to 4.42% for 2006 from 3.59% for 2005. The rate paid for all other time deposits also increased to 4.03% for 2006, compared to 3.10% for 2005. The rate paid for short-term borrowings, which consist primarily of securities sold under agreements to repurchase, was 3.42% for 2006, compared to 2.40% and .84% in 2005 and 2004, respectively.

Growth in the average balance of earning assets was $72,332,000 or 9.5% for the year ended December 31, 2006. Average loans increased $57,227,000 or 9.4%, totaling $664,244,000 for the year ended December 31, 2006, compared to an increase of $51,758,000 or 9.3% for 2005. For the year ended December 31, 2006, the average balance of investment securities increased $2,350,000 and federal funds sold and interest bearing deposits in other banks increased $12,755,000 when compared to 2005. In 2005, the average balance of earning assets increased $40,697,000 or 5.6% when compared to 2004, driven primarily by growth in loans. As a percentage of total average earning assets, loans and investment securities totaled 79.5% and 14.8%, respectively, for 2006, compared to 79.5% and 15.9%, respectively, for 2005.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2006 over (under) 2005			2005 over (under) 2004
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Interest Bearing Deposits	$828	$54	$774	$65	$87	$(22)
Federal funds sold	401	506	(105)	803	595	208
Taxable investment securities	690	546	144	(563)	157	(720)
Non-taxable investment securities	(88)	(2)	(86)	(30)	-	(30)
Loans	8,767	4,624	4,143	8,801	5,376	3,425
Total interest income	10,598	5,728	4,870	9,076	6,215	2,861
Interest expense on deposits
and borrowed funds:
Interest bearing demand	151	185	(34)	143	141	2
Savings deposits	964	1,060	(96)	366	332	34
Time deposits	4,910	2,666	2,244	2,051	1,390	661
Short-term borrowings	311	363	(52)	477	332	145
Long term debt	840	15	825	(149)	(17)	(132)
Total interest expense	7,176	4,289	2,887	2,888	2,178	710
Net interest income	$3,422	$1,439	$1,983	$6,188	$4,037	$2,151

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Our net interest margin (i.e., tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and assets/liability strategies. Our net interest margin was 4.70% for 2006 compared to 4.69% for 2005 and 4.10% for 2004. The increased cost of interest bearing liabilities in 2006 held the net interest margin at approximately the same level as the prior year. Our net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, decreased from 4.31% for 2005 to 4.12% for 2006.

Noninterest Income

Noninterest income increased $1,341,000 or 11.7% in 2006, compared to an increase of $1,274,000 or 12.5% in 2005. Service charges on deposit accounts increased 9% or $259,000 in 2006, compared to an increase of 16.5% or $408,000 in 2005. These increases resulted primarily from new and enhanced overdraft products offered to customers, which generated additional income of $293,000 and $400,000 in 2006 and 2005, respectively. Other service charges and fees increased $325,000 in 2006 following an increase of $23,000 in 2005. The 2006 increase was the result of an increase in interchange income relating to bank debit and ATM cards ($105,000), and fee income generated by the trust division ($196,000). The Insurance Subsidiaries generated income of $6,744,000 in 2006, compared to $6,384,000 and $6,383,000 in 2005 and 2004, respectively. We recognized $3,000 in gains on sales of securities in 2006, compared to $4,000 in 2005 and $41,000 in 2004. We recognized losses on securities relating to other-than temporary impairment of $658,000 in 2004, which related to certain Freddie Mac preferred stocks and a U.S. Government bond fund that we owned. We did not recognize any losses in 2006 or 2005 that were other than temporary. Other noninterest income increased $421,000 or 42.6% in 2006, following an increase of $198,000 or 25% in 2005. The 2006 and 2005 the increases were both attributable in part to increased income generated from the sale of loans on the secondary market, which totaled $691,000, $494,000, and $310,000, for 2006, 2005 and 2004, respectively. We also recorded gains on life insurance policies of $174,000 in 2006 related to a deferred compensation plan.

The following table summarizes our noninterest income for the years ended December 31:

	Years Ended			Change from Prior Year
				2006/05		2005/04
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,137	$2,878	$2,470	$259	9.0%	$408	16.5%
Other service charges and fees	1,518	1,193	1,170	325	27.2	23	2.0
Gain on sale of securities	3	4	41	(1)	(25.0)	(37)	(90.2)
Other than temporary impairment of securities	-	-	(657)	-	-	657	(100.0)
Earnings from unconsolidated subsidiaries	27	50	26	(23)	(46.0)	24	92.3
Insurance agency commissions	6,744	6,384	6,383	360	5.6	1	-
Other noninterest income	1,410	989	791	421	42.6	198	25.0
Total	$12,839	$11,498	$10,224	$1,341	11.7%	$1,274	12.5%

Noninterest Expense

Total noninterest expense increased $3,103,000 or 12.2% in 2006, compared to an increase of $2,897,000 or 12.9% in 2005. The majority of the noninterest expense increases in 2006 and 2005 were related to salaries and employee benefits expense. In 2006, we added one bank branch in Kent County, Maryland and hired a new CEO for the Talbot Bank, a position that was previously held by the Company’s President and CEO. This increase in the number of full-time equivalent employees of the Company, as well as annual increases in salaries and rising benefit costs caused the increase in 2006 cost when compared to 2005. The 2005 increase in salaries and employee benefits resulted from the addition of two bank branches, one of which opened in late 2004 and one of which opened in 2005, as well as the full year impact of the Felton Bank, which was acquired in the second quarter of 2004. A portion of the increase relates to incentive compensation paid during the year. Increases in occupancy and equipment expense, data processing and other operating expenses in 2006 and 2005 were attributable to our overall growth. In 2006, the Company experienced a significant increase in professional fees associated with new services and execution of strategic initiatives as well as increases in other operating costs associated with marketing, travel and training associated with growth of the Company. A significant portion of the overall increase in 2005 over 2004 was attributable to a full year operation of the Felton Bank. A significant portion of the salaries expense attributable to the Insurance Subsidiaries is based on commissions, which fluctuate with premium revenues. Amortization of other intangible assets relate to Felton Bank and the operation of the Insurance Subsidiaries. See Note 8 to Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements. We had 292 full-time equivalent employees at December 31, 2006, compared to 276 and 268 at December 31, 2005 and 2004, respectively.

The following table summarizes our noninterest expense for the years ended December 31:

	Years Ended			Change from Prior Year
				2006/05		2005/04
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent
Salaries and employee benefits	$17,692	$15,755	$13,760	$1,937	12.3%	$1,995	14.5%
Occupancy and equipment	2,949	2,652	2,427	297	11.2	225	9.3
Data processing	1,559	1,414	1,310	145	10.3	104	8.0
Directors’ fees	536	590	553	(54)	(9.2)	37	6.6
Amortization of other intangible assets	337	337	306	-	-	31	10.1
Other operating expenses	5,461	4,683	4,178	778	16.6	505	12.1
Total	$28,534	$25,431	$22,534	$3,103	12.2%	$2,897	12.9%

Income Taxes

Income tax expense was $8,154,000 for 2006, compared to $7,854,000 for 2005 and $5,841,000 for 2004. The effective tax rates on earnings were 37.6%, 37.9% and 36.4%, respectively.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect our financial condition.

Assets

Total assets increased 11% to $945,649,000 at December 31, 2006, compared to an increase of 7.7% for 2005. Average total assets for the year ended December 31, 2006 were $893,417,000, an increase of 8.5% over 2005. Average total assets increased 6.3% in 2005, totaling $823,320,000 for the year. The loan portfolio is the primary source of our income, and it represented 79.5% of average earning assets at December 31, 2006 and 2005.

Funding for loans is provided primarily by core deposits. Additional funding is obtained through short-term and long-term borrowings. Total deposits increased 9.8% during 2006 to $774,182,000 at December 31, 2006, compared to a 7.0% increase for 2005.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets as of December 31.

	2006	2005	2004	2003	2002
Investment securities	14.84%	15.93%	19.71%	20.81%	21.47%
Loans	79.50	79.54	76.85	71.68	72.18
Interest bearing deposits
with other banks	2.23	0.39	0.66	3.07	1.68
Federal funds sold	3.43	4.14	2.78	4.44	4.67
	100.00%	100.00%	100.00%	100.00%	100.00%

Interest Bearing Deposits With Other Banks and Federal Funds Sold

We invest excess cash balances in interest bearing accounts and federal funds sold offered by its correspondent banks. These liquid investments are maintained at a level necessary to meet our immediate liquidity needs. The average balance of interest bearing deposits with other banks and federal funds sold increased $12,755,000 to $47,328,000 for the year ended December 31, 2006, compared to an increase of $9,770,000 in 2005.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the our asset/liability strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. During 2004, we recognized losses on securities in the amount of $658,000 due to declines that were determined to be other than temporary. There were no impairment losses recognized during 2005 or 2006. At December 31, 2006, we had classified 89% of the portfolio as available for sale and 11% as held to maturity, compared to 88% and 12%, respectively, at December 31, 2005. The percentage of securities designated as available for sale reflects the amount needed to support the anticipated growth and liquidity needs of the Company. With the exception of municipal securities, our general practice is to classify all newly purchased securities as available for sale.

Investment securities available for sale increased $10,115,000 or 9.5% in 2006, totaling $116,275,000 at December 31, 2006, compared to $106,160,000 at December 31, 2005. In 2005, investment securities available for sale increased $2,726,000 or 2.6%.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $13,971,000 at December 31, 2006, compared to $14,911,000 at December 31, 2005. We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the investment portfolio as of  December 31, 2006.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousand)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Obligations of states and
political subdivisions (1)	$2,780	6.00%	$4,569	5.38%	$6,620	5.60%	$-	-%
Mortgage backed securities	2	7.74	-	-	-	-	-	-
Total Held to Maturity	$2,782	6.00%	$4,569	5.38%	$6,620	5.60%	$-	-%

Available for Sale:
U.S. government agencies	$28,421	3.60%	$64,554	4.50%	$1,973	4.45%	$-	-%
Mortgage backed securities	211	2.49	7,586	4.60	2,152	5.32	7,671	4.70
Equity securities	-	-	-	-	-	-	3,707	4.84
Total Available for Sale	$28,632	3.60%	$72,140	4.51%	$4,125	4.90%	$11,378	4.75%

(1) Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 35%.

Loans

During 2006, we continued to experience strong growth trends in real estate lending. The markets in which we operate have experienced a significant amount of construction and land development activity over the last several years, which has been a significant factor behind our overall loan growth. Loans increased 11.5% in 2006, compared to 5.4% in 2005. Real estate construction loans increased $24,563,000 or 18.3% in 2006, compared to an increase of $37,359,000 or 38.5% in 2005. Other real estate secured mortgage loans increased $39,839,000 or 9.9% in 2006, compared to a decline of $5,424,000 or 1.3% in 2005. Increases in short-term interest rates in 2005 contributed to the decline of the real estate mortgage portfolio. In addition, many residential real estate customers obtained longer term fixed rate financing from the secondary market in 2005. Commercial, financial and agricultural loans increased $4,659,000 or 6.2% in 2006, compared to a $1,770,000 or 2.4% increase in 2005. Consumer loans, a small percentage of the overall loan portfolio, increased $3,195,000 in 2006 following a decline of $1,700,000 in 2005. Loans, net of unearned income, totaled $699,719,000 at December 31, 2006, an increase of $72,256,000 over 2005. Loans increased $32,005,000 in 2005 when compared to 2004. We have brokered long-term fixed rate residential mortgage loans for sale on the secondary market since 2002. At December 31, 2006 and 2005 we had no loans held for sale.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$80,186	$75,527	$73,757	$64,419	$61,962
Real estate - construction	158,943	134,380	97,021	36,640	25,354
Real estate - mortgage	440,468	400,629	406,053	356,881	335,037
Consumer	20,122	16,927	18,627	17,015	17,186
Total Loans	$699,719	$627,463	$595,458	$474,955	$439,539

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2006.

		Maturing
	Maturing	After one	Maturing
	Within	But Within	After Five
	One Year	Five Years	Years	Total

Commercial, financial and agricultural	$46,493	$28,792	$4,901	$80,186
Real estate - construction	93,468	60,953	4,522	158,943
Real estate - mortgage	114,827	221,150	104,491	440,468
Consumer	8,999	9,201	1,922	20,122
Total	$263,787	$320,096	$115,836	$699,719

Rate Terms:
Fixed-Interest Rate Loans	$150,803	$221,285	$41,972	$414,060
Adjustable-Interest Rate Loans	112,984	98,811	73,864	285,659
Total	$263,787	$320,096	$115,836	$699,719

Deposits

We use core deposits primarily to fund loans and to purchase investment securities. Deposits provided funding for approximately 88% and 90% of average earning assets at December 31, 2006 and 2005, respectively. Average deposits increased $43,465,000 or 6.3% in 2006, compared to a 6.2% increase in 2005. We experienced the majority of our deposit growth in certificates of deposit during 2006 and 2005. Certificates of deposit less than $100,000 increased $18,510,000 in 2006, compared to an increase of $13,112,000 in 2005. Certificates of deposit $100,000 or more increased $39,491,000 in 2006, compared to an increase of $9,627,000 in 2005. The average balance of certificates of deposit less than $100,000 and other time deposits increased $18,510,000 or 10.7% during 2006. The average balance of noninterest bearing demand deposits increased $3,351,000 or 3.12% in 2006, compared to an increase of $11,679,000 or 12.2% in 2005. NOW and SuperNOW accounts declined $6,606,000 in 2006, compared to an increase of $363,000 in 2005. In 2006 the average balance of money management account and other savings accounts declined $7,326,000, compared to an increase of $13,112,000 or 8.2% in 2005. The competitive environment and high rates offered for certificates of deposit caused a shifting of balances from money market to certificates of deposit in 2006 and 2005.

We have not historically relied on brokered deposits or purchased deposits as funding sources for loans.

The following table sets forth the average balances of deposits and the percentage of each category to total deposits for the years ended December 31.

(Dollars in thousands)	Average Balances
	2006		2005		2004
Noninterest-bearing demand	$110,657	15.13%	$107,306	15.60%	$95,627	14.75%
Interest bearing deposits
NOW and Super NOW	104,371	14.27	110,977	16.13	110,614	17.07
Savings	47,573	6.50	51,528	7.49	48,875	7.54
Money management	142,126	19.43	149,452	21.72	146,967	22.68
Certificates of Deposit and other
time deposits less than $100,000	191,234	26.14	172,724	25.10	159,612	24.62
Certificates of Deposit $100,000 or more	135,568	18.53	96,077	13.96	86,450	13.34
	$731,529	100.00%	$688,064	100.00%	$648,145	100.00%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2006 (in thousands).

Three months or less	$28,577
Over three through twelve month	82,477
Over twelve months	42,677
$153,731

Short-Term Borrowings

Short-term borrowings consist primarily of securities sold under agreement to repurchase. These short-term obligations are issued in conjunction with cash management services for deposit customers. We occasionally borrow from the Federal Home Loan Bank or from a correspondent bank under a federal funds line of credit arrangement to meet short-term liquidity needs.

The average balance of short-term borrowings increased $508,000 or 1.8% in 2006, compared to an increase of $3,204,000 or 12.5% in 2005.

The following table sets forth our position with respect to short-term borrowings.

(Dollars in thousands)	2006		2005		2004
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased and securities sold
under agreements to repurchase:
Average outstanding for the year	$29,302	3.42%	$28,794	2.40%	$25,590	0.84%
Outstanding at year end	28,524	3.97%	35,848	3.05%	27,106	0.80%
Maximum outstanding at any month end	42,273	-	35,848	-	30,845	-

Long Term Debt

We use long term borrowings from the Federal Home Loan Bank to meet longer term liquidity needs, specifically to fund loan growth where deposit growth is not sufficient. At December 31, 2006 the Company’s long term debt was $25,000,000, an increase of $21,000,000 when compared to December 31, 2005.

Capital Management

The Company and the Banks continue to maintain capital at levels in excess of the risk based capital guidelines adopted by the federal banking agencies. Total stockholders’ equity for the Company was $111,327,000 at December 31, 2006, 9.7% higher than the previous year. Stockholders’ equity at December 31, 2005 increased 9.1% over December 31, 2004. The increases in stockholders’ equity in 2006 and 2005 were due primarily to increases in earnings for those years, reduced by dividends paid on shares of the common stock of the Company.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholder’s equity. As of December 31, 2006, the portion of our investment portfolio designated as “available for sale” had net unrealized holding losses, net of tax, of $724,000, compared to $1,263,000 at December 31, 2005.

The following table compares the Company’s capital ratios as of December 31 to the regulatory requirements.

			Regulatory
(Dollars in thousands)	2006	2005	Requirements
Tier 1 capital	$98,766	$89,104
Tier 2 capital	6,636	5,527
Total capital, less deductions	$105,402	$94,631
Risk-adjusted assets	$750,471	$683,422
Risk-based capital ratios:
Tier 1	13.16%	13.04%	4.0%
Total capital	14.04%	13.85%	8.0%

Total Capital	$98,766	$89,104
Total adjusted assets	$928,551	$834,041
Leverage capital ratio	10.64%	10.68%	3.0%

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

The allowance for credit losses is comprised of two parts: the specific allowance and the formula allowance. The specific allowance is the portion of the allowance that results from management’s evaluation of specific loss allocations for identified problem loans and pooled reserves based on historical loss experience for each loan category. The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.

The specific allowance is based on each the Banks’ quarterly analysis of its loan portfolio and is determined based upon the analysis of collateral values, cash flows and guarantor’s financial capacity, whichever are applicable. In addition, allowance factors are applied to internally classified loans for which specific allowances have not been determined and historical loss factors are applied to homogenous pools of unclassified loans. Historical loss factors may be adjusted by management in situations where no historical losses have occurred or where current conditions do not reflect our specific history.

The formula allowance is based upon management’s evaluation of external conditions, the effects of which are not directly measured in the determination of the specific allowance. The conditions evaluated in connection with the formula allowance include: general economic and business conditions affecting our primary lending area; credit quality trends; collateral values; loan values; loan volumes and concentrations; seasoning of the loan portfolio; specific industry conditions within the portfolio segments; recent loss experience; duration of the current business cycle; bank regulatory examination results; and findings of internal loan review personnel. Management reviews the conditions which impact the formula allowance quarterly and to the extent any of these conditions relate to specifically identifiable loans may reflect the adjustment in the specific allowance. Where any of these conditions is not related to a specific loan or loan category, management’s evaluation of the probable loss related to the condition is reflected in the formula allowance.

Although the local economy does not appear to show the same signs of weakness that exist in other parts of the nation, management acknowledges that the effects of continued weakness in the national economy and/or a weakness in the local economy could result in higher loss levels for us in the future.

The ratio of net charge-offs to average loans was .06% in 2006, compared to .04% in 2005. At December 31, 2006, the allowance for credit losses was $6,300,000, or .90% of average outstanding loans, and 82% of total nonaccrual loans. This compares to an allowance of $5,236,000, or .86% of average outstanding loans and 619% of nonaccrual loans, at December 31, 2005, and an allowance for credit losses of $4,692,000, or .85% of outstanding loans and 319% of nonaccrual loans, at December 31, 2004. Nonaccrual loans at December 31, 2006 are represented primarily by real estate loans that are secured by collateral that management believes is more than adequate to ensure that the Company does not realize any significant losses.

Management’s decision regarding the amount of the provision is influenced in part by growth in commercial and real estate loan balances. Loan charge-offs totaled $678,000 for 2006, a 51% increase when compared to $449,000 in loan charge-offs for 2005. Charge-offs were $887,000, $530,000 and $538,000 in 2004, 2003 and 2002, respectively.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2006	2005	2004	2003	2002
Balance, beginning of year	$5,236	$4,692	$4,060	$4,117	$4,189

Loans charged off:
Real estate loans	(2)	-	(131)	(7)	(86)
Installment loans	(137)	(183)	(94)	(114)	(170)
Commercial and other	(539)	(266)	(662)	(409)	(282)
	(678)	(449)	(887)	(530)	(538)
Recoveries:
Real estate loans	46	2	20	35	16
Installment loans	80	71	63	56	76
Commercial and other	123	110	79	47	18
	249	183	162	138	110
Net losses charged off	(429)	(266)	(725)	(392)	(428)
Allowance of acquired institution	-	-	426	-	-
Provision for credit losses	1,493	810	931	335	356
Balance, end of year	$6,300	$5,236	$4,692	$4,060	$4,117

Average loans outstanding	$664,244	$607,017	$555,259	$457,491	$423,771

Percentage of net charge-offs to average
loans outstanding during the year	.06%	.04%	.13%	.09%	.10%
Percentage of allowance for loan losses
at year-end to average loans	0.90%	0.86%	0.85%	0.89%	0.97%

Total non-accrual loans increased to 1.09% of total loans, net of unearned income at December 31, 2006 compared to .13% at December 31, 2005 and .25% at December 31, 2004. Specific valuation allowances totaling $883,000 and $555,000 were established to address nonaccrual loans at December 31, 2006 and 2005, respectively. Loans 90 days past due declined from $818,000 for 2005 to $641,000 for 2006. At December 31, 2006, approximately $5,898,000 or 77% of the total nonaccrual loans were real estate secured. The Company believes that its exposure to losses relating to the real estate secured nonaccrual loans is minimal and has been adequately reserved at December 31, 2006. In 2004 $2,881,000 or 97% of loans 90 days past due were real estate secured and present limited loss exposure to the Company.

The following table summarizes our past due and non-performing assets as of December 31.

(Dollars in thousands)	2006	2005	2004	2003	2002
Non-performing assets:
Non-accrual loans	$7,658	$846	$1,469	$1,002	$771
Other real estate and other assets owned	398	302	391	-	54
Total non-performing assets	8,056	1,148	1,860	1,002	825
Loans 90 days past due	641	818	2,969	1,128	374
Total non-performing assets and past due loans	$8,697	$1,966	$4,829	$2,130	$1,199

Non-accrual loans to total loans at period end	1.09%	.13%	.25%	.21%	.18%
Non-accrual loans and past due loans,
to total loans at period end	1.19%	.27%	.75%	.45%	.26%

During 2006, there was no change in the methods or assumptions affecting the allowance methodology. The provision for credit losses was $1,493,000 for the year, compared to $810,000 for 2005. The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations. Historically, we have experienced the majority of our losses in the commercial loan portfolio, which are typically not secured by real estate. Because the majority of loan growth is in loans secured by real estate, which have experienced minimal losses over the past five years, the required allowance for those type of loans is minimal compared to the amount required for non real estate secured commercial loans.

Net charge-offs during 2006 were $429,000, compared to $266,000 and $725,000 for 2005 and 2004, respectively. The increase in 2004 was primarily related to losses of a single commercial loan customer. The allowance increased $1,064,000 or 20.3% in 2006 as a result of the increased provision for credit losses less net charge-offs. In 2005, the allowance increased $544,000.

The overall quality of the loan portfolio was strong at December 31, 2006, despite an increase in nonaccrual loans. Because the majority of nonaccrual loans are real estate secured the Company does not have significant loss exposure. During the first quarter of 2007 the Company anticipates one loan totaling $4,500,000 which was on nonaccrual at December 31, 2006 to be paid in full. The property securing the loan has been sold and settlement is pending. Another commercial customer with a large loan relationship that was included in nonaccrual loans at December 31, 2006 has sold off a portion of their business and has paid down loans totaling approximately $342,000 since December 31, 2006. No loans to this borrower are past due and it is anticipated that they will be returned to an accrual status early in 2007. Delinquencies at December 31, 2006 were within acceptable levels for the industry. There was no unallocated portion of the allowance at December 31, 2006 and 2005. The majority of our loans are real estate secured. At December 31, 2006, 62.9% and 22.7% of our total loans were real estate mortgage loans and real estate construction and land development loans, respectively, compared to 63.9% and 21.4% at December 31, 2005.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31,

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, Financial and
Agricultural	$1,525	11.5%	$1,780	12.0%	$1,863	12.3%	$1,362	13.6%	$1,869	14.1%
Real Estate-Construction	1,229	22.7	945	21.4	429	16.3	253	7.7	172	5.8
Real Estate-Mortgage	3,275	62.9	2,299	63.9	2,262	68.3	2,231	75.2	1,825	76.2
Consumer	271	2.9	212	2.7	138	3.1	160	3.5	169	3.9
Unallocated	-	-		-		-	54	-	82	-
	$6,300	100%	$5,236	100%	$4,692	100%	$4,060	100%	$4,117	100%

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities. Our profitability is largely dependent on the Banks’ net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. The Banks’ Asset/Liability Committees oversee the management of interest rate risk. The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations. These efforts affect our loan pricing and deposit rate policies as well as the asset mix, volume guidelines, and liquidity and capital planning.

We do not utilize derivative financial or commodity instruments or hedging strategies in the management of interest rate risk. Because we are not exposed to market risk from trading activities and do not utilize hedging strategies or off-balance sheet management strategies, the Asset/Liability Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The difference between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. As of December 31, 2006, we had a negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $80.9 million, or 8.56% of total assets, compared to the negative gap position within the one-year interval at December 31, 2005, which totaled $41.8 million, or 4.9% of total assets.

The following table summarizes our interest sensitivity at December 31, 2006. Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed-rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

December 31, 2006	Within 3 Months	3 Months through 12 Months	1 Year through 3 Years	3 Years through 5 Years	After 5 Years	Non- Sensitive Funds	Total
(Dollars in Thousands)
ASSETS:
Loans	$298,279	$117,832	$195,785	$52,733	$35,090	$(6,300)	$693,419
Investment securities	2,993	26,333	49,075	19,941	31,904	-	130,246
Interest bearing deposits with other banks	33,541	-	-	-	-	-	33,541
Federal funds sold	19,622	-	-	-	-	-	19,622
Other assets	-	-	-	-	-	68,821	68,821
Total Assets	$354,435	$144,165	$244,860	$72,674	$66,994	$62,521	$945,649
LIABILITIES:
Certificates of deposit $100,000 and over	$28,577	$82,477	$19,701	$22,976	$-	$-	$153,731
Other time deposits	24,476	103,967	51,397	32,167	-	-	212,007
Savings and money market	185,933	-	-	-	-	-	185,933
NOW and SuperNOW	112,549	-	-	-	-	-	112,549
Noninterest bearing demand	-	-	-	-	-	109,962	109,962
Short-term borrowings	28,525	-	-	-	-	-	28,525
Long term debt	-	13,000	12,000	-	-	-	25,000
Other liabilities	-	-	-	-	-	6,615	6,615
STOCKHOLDERS’ EQUITY	-	-	-	-	-	111,327	111,327
Total Liabilities and Stockholders’ Equity	$380,060	$199,444	$83,098	$55,143	$-	$227,904	$945,649
Excess	$(25,625)	$(55,279)	$161,762	$17,531	$66,994	$(165,383)	$-
Cumulative Excess	$(25,625)	$(80,904)	$80,858	$98,389	$165,383	$-	$-
Cumulative Excess as percent of total assets	(2.71)%	(8.56)%	8.55%	10.40%	17.49%	-	-

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 300 basis point change in rates would have on their net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2006 and 2005, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

	Immediate Change in Rates
	+300	+200	+100	-100	-200	-300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Policy Limit

2006
% Change in Net Interest Income	13.30%	9.23%	4.81%	(5.81)%	(10.58)%	(16.36)%	+25%
% Change in Fair Value of Capital	(3.88)%	(1.79)%	(0.36)%	(.42)%	(1.63)%	(3.40)%	+25%

2005
% Change in Net Interest Income	12.23%	9.04%	(5.11)%	(5.34)%	(11.83)%	(19.95)%	+25%
% Change in Fair Value of Capital	3.64%	3.78%	(2.51)%	(3.21)%	(8.24)%	(14.72)%	+15%

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

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $20,500,000 available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by its portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the Federal Home Loan Bank, which provides another source of liquidity. At December 31, 2006 the Federal Home Loan Bank had issued a letter of credit in the amount of $30,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits.

At December 31, 2006, our loan to deposit ratio was 90% approximately the same as one year ago. Investment securities available for sale totaling $116,275,000 were available for the management of liquidity and interest rate risk. Cash and cash equivalents were $79,673,000 at December 31, 2006, $12,214,000 higher than one year ago. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

		Within	One to	Three to	Over five
Contractual Obligations	Total	one year	three years	five years	years
Deposits without a stated maturity(a)	$408,444	$408,444	$-	$-	$-
Certificates of Deposit(a)	367,982	242,032	71,090	54,860	-
Short-term borrowings	28,525	28,525	-	-	-
Long term debt	25,000	13,000	12,000	-	-
Operating Leases	2,750	320	564	340	1,526
Purchase obligations	2,616	2,128	103	116	269
	$835,317	$694,449	$83,757	$55,316	$1,795

(a) Includes accrued interest payable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item may be found in Item 7 of Part II of this report under the caption “Market Risk Management”, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stegman & Company

Baltimore, Maryland
March 8, 2007

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

	2006	2005
ASSETS
Cash and due from banks	$26,510,879	$28,989,716
Interest bearing deposits with other banks	33,540,336	13,068,316
Federal funds sold	19,622,080	25,400,992
Investment securities:
Available for sale - at fair value	116,275,096	106,159,559
Held to maturity - at amortized cost - fair value of
(2006) $ 13,937,705 and (2005) $14,826,249	13,971,049	14,910,580
Loans, less allowance for credit losses (2006) $6,299,692 and
(2005) $5,235,670	693,419,383	622,227,459
Insurance premiums receivable	573,456	1,089,982
Premises and equipment, net	15,973,393	15,186,866
Accrued interest receivable on loans and investment securities	4,891,839	3,897,182
Investment in unconsolidated subsidiary	936,633	909,133
Goodwill	11,938,714	11,938,714
Other intangible assets	1,568,803	1,905,585
Deferred income taxes	2,091,516	1,991,114
Other real estate owned	398,030	301,525
Other assets	3,937,341	3,661,423

Total assets	$945,648,548	$851,638,146

LIABILITIES
Deposits:
Noninterest bearing demand	$109,962,056	$113,244,399
NOW and Super NOW	112,549,335	111,798,486
Certificates of deposit, $100,000 or more	153,731,018	106,541,050
Other time and savings	397,939,622	373,374,451
Total Deposits	774,182,031	704,958,386

Accrued interest payable	2,242,683	1,213,500
Short-term borrowings	28,524,433	35,847,600
Long term debt	25,000,000	4,000,000
Other liabilities	4,372,401	4,170,486

Total liabilities	834,321,548	750,189,972

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares;
issued and outstanding (2006) 8,383,395 shares;
(2005) 5,556,985 shares	83,834	55,570
Additional paid in capital	29,687,406	29,013,841
Retained earnings	82,279,344	73,641,882
Accumulated other comprehensive loss	(723,584)	(1,263,119)

Total stockholders’ equity	111,327,000	101,448,174

Total liabilities and stockholders’ equity	$945,648,548	$851,638,146

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

	2006	2005	2004
INTEREST INCOME
Loans, including fees	$50,572,426	$41,848,475	$33,034,103
Interest and dividends on investment securities:
Taxable	4,451,625	3,789,797	4,353,701
Tax-exempt	548,824	576,522	601,803
Federal funds sold	1,459,485	1,058,190	254,618
Other interest	938,748	110,878	46,568
Total interest income	57,971,108	47,383,862	38,290,793

INTEREST EXPENSE
NOW and Super NOW accounts	702,548	552,088	409,441
Certificates of deposit, $100,000 or more	5,987,926	3,444,424	2,345,737
Other time and savings	10,437,653	7,106,616	5,787,514
Interest on short-term borrowings	1,034,447	691,723	214,504
Interest on long term debt	911,855	103,807	252,642
Total interest expense	19,074,429	11,898,658	9,009,838

NET INTEREST INCOME	38,896,679	35,485,204	29,280,955

PROVISION FOR CREDIT LOSSES	1,493,148	810,000	931,345

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	37,403,531	34,675,204	28,349,610

NONINTEREST INCOME
Service charges on deposit accounts	3,137,013	2,878,120	2,470,350
Other service charges and fees	1,518,057	1,192,931	1,169,648
Gain on sale of securities	3,046	4,071	41,440
Recognized loss on impairment of securities	-	-	(657,500)
Insurance agency commissions	6,743,750	6,384,315	6,383,212
Other operating income	1,437,487	1,038,750	816,450
	12,839,353	11,498,187	10,223,600
NONINTEREST EXPENSE
Salaries and wages	14,102,606	12,578,602	10,658,637
Employee benefits	3,589,615	3,176,005	3,101,617
Occupancy expense	1,655,266	1,542,186	1,448,320
Furniture and equipment expense	1,293,307	1,110,117	978,635
Data processing	1,559,367	1,414,478	1,309,746
Directors’ fees	536,116	589,794	553,249
Amortization of other intangible assets	336,781	336,782	306,533
Other operating expenses	5,461,188	4,682,904	4,177,648
	28,534,246	25,430,868	22,534,385

INCOME BEFORE INCOME TAXES	21,708,638	20,742,523	16,038,825
Federal and state income taxes	8,154,218	7,854,310	5,840,624

NET INCOME	$13,554,420	$12,888,213	$10,198,201

Basic earnings per common share	$1.62	$1.55	$1.24
Diluted earnings per common share	$1.61	$1.55	$1.23
Cash dividends paid per common share	$.59	$.54	$.48

Per share data is adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend that was payable to stockholder of record as of May 12, 2006.

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2004	$54,008	$24,231,213	$58,932,021	$310,238	$83,527,480
Comprehensive income:
Net income	-	-	10,198,201	-	10,198,201
Other comprehensive income, net of tax:
Unrealized loss on available for
sale securities, net of reclassification
adjustment of $222,865	-	-	-	(588,312)	(588,312)
Total comprehensive income					9,609,889

Shares issued for employee stock
based awards and related tax effects	316	577,805	-	-	578,121
Shares issued for purchase accounting
acquisition	828	3,207,553	-	-	3,208,381
Cash dividends paid $.48 per share	-	-	(3,948,218)	-	(3,948,218)

Balances, December 31, 2004	55,152	28,016,571	65,182,004	(278,074)	92,975,653
Comprehensive income:
Net income	-	-	12,888,213	-	12,888,213
Other comprehensive income, net of tax:
Unrealized loss on available for
sale securities, net of reclassification
adjustment of ($105,344)	-	-	-	(985,045)	(985,045)

Total comprehensive income					11,903,168

Shares issued for employee stock
based awards and related tax effects	304	597,384	-	-	597,688
Shares issued for contingent earn out	114	399,886	-	-	400,000
Cash dividends paid $.54 per share	-	-	(4,428,335)	-	(4,428,335)

Balances, December 31, 2005	55,570	29,013,841	73,641,882	(1,263,119)	101,448,174
Comprehensive income:
Net income	-	-	13,554,420	-	13,554,420
Other comprehensive income, net of tax:
Unrealized gain on available for
sale securities, net of reclassification
adjustment of $14,138	-	-	-	539,535	539,535
Total comprehensive income	-	-	-	-	14,093,955

Shares issued for employee stock
based awards and related tax effects	376	653,953	-	-	654,329
Stock-based compensation expense	-	47,500	-	-	47,500
Stock dividend and cash in lieu of
fractional shares paid	27,888	(27,888)	(8,746)	-	(8,746)
Cash dividends paid $.59 per share	-	-	(4,908,212)	-	(4,908,212)
Balances, December 31, 2006	$83,834	$29,687,406	$82,279,344	$(723,584)	$111,327,000

Per share data is adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend that was payable to stockholder of record as of May 12, 2006.

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,554,420	$12,888,213	$10,198,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,445,388	1,410,369	1,474,954
Stock-based compensation expense	47,500	-	-
Excess tax benefits from stock-based arrangements	(279,460)	-	-
Discount accretion on debt securities	(143,105)	(136,394)	(116,838)
Gain on sale of securities	(3,046)	(4,071)	(41,440)
Recognized loss on impairment of securities	-	-	657,500
Provision for credit losses, net	1,493,148	810,000	931,345
Deferred income taxes	(424,357)	168,583	(273,569)
Deferred gain on sale of premises	-	(175,993)	-
(Gain) loss on disposal of premises and equipment	(5,975)	16,729	37,789
Loss on other real estate owned	-	89,300	-
Net changes in:
Insurance premiums receivable	516,526	(704,059)	458,653
Accrued interest receivable	(994,657)	(622,140)	(877)
Other assets	(342,245)	(231,196)	75,538
Accrued interest payable	1,029,183	583,438	46,269
Other liabilities	240,742	1,269,782	(314,669)

Net cash provided by operating activities	16,134,062	15,362,561	13,132,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	51,500	9,743,709	16,955,388
Proceeds from maturities and principal payments
of securities available for sale	48,648,483	21,284,766	63,612,769
Purchases of securities available for sale	(57,833,976)	(35,350,170)	(31,222,203)
Proceeds from maturities and principal payments
of securities held to maturity	1,126,684	1,062,202	2,155,368
Purchases of securities held to maturity	(202,686)	(332,864)	(2,533,504)
Net increase in loans	(73,036,577)	(32,271,521)	(83,345,923)
Purchase of premises and equipment	(1,885,925)	(3,787,108)	(1,827,159)
Proceeds from sale of other real estate owned	255,000	-	-
Proceeds from sale of investment in unconsolidated subsidiary	-	-	379,490
Proceeds from sale of premises and equipment	40,397	912,135	-
Deferred earn out payment, net of stock issued	-	(2,912,500)	(234,845)

Net cash used in investing activities	(82,837,100)	(41,651,351)	(36,060,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW,
money market, and savings deposits	(12,427,661)	9,175,445	6,901,851
Net increase in certificates of deposit	81,651,306	37,110,587	10,365,672
Excess tax benefits from stock-based payment arrangements	279,460	-	-
Net (decrease) increase in short-term borrowings	(7,323,167)	8,741,359	6,148,947
Net increase (decrease) in long term debt	21,000,000	(1,000,000)	-
Proceeds from issuance of common stock	654,329	597,688	279,275
Dividends paid	(4,916,958)	(4,428,335)	(3,948,218)

Net cash provided by financing activities	78,917,309	50,196,744	19,747,527

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,

	2006	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,214,271	23,907,954	(3,180,236)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	67,459,024	43,551,070	46,731,306

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$79,673,295	$67,459,024	$43,551,070

Supplemental cash flows information:

Interest paid	$18,045,246	$11,315,220	$8,794,961

Income taxes paid	$8,281,030	$7,426,775	$5,832,108

Transfers from loans to other real estate	$351,505	$-	$390,825

Details of acquisitions:
Fair value of assets acquired	$-	$-	$49,538,073
Fair value of liabilities acquired	-	-	(49,309,778)
Stock issued for acquisition	-	-	(3,208,381)
Purchase price in excess of net assets acquired	-	-	3,214,931
Net cash paid for acquisition	$-	$-	$234,845

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The investments in subsidiaries are recorded on the Company’s books (Parent only) on the basis of its equity in the net assets of the subsidiaries. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Nature of Operations

The Company provides commercial banking services from its Maryland locations in Talbot County, Queen Anne’s County, Kent County, Caroline County, and Dorchester County, and from its locations in Kent County, Delaware. Its primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula. A full range of insurance and investment services are offered through the Company’s nonbank subsidiaries.

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

Loans

Loans are stated at their principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of homogeneous loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The Company’s systematic methodology for assessing the appropriateness of the allowance includes the two following components: (1) the formula allowance component reflecting historical losses, as adjusted, by credit category; and (2) the specific allowance component for risk rated credits on an individual or portfolio basis. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

The formula portion of the allowance reflects management’s estimate of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the formula allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including management’s concerns over the effects of the prolonged economic downturn in the current cycle, also affects the allocation model’s estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding fifteen years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over fifteen years. Note 8 includes a summary of the Company’s goodwill and other intangible assets.

Other Real Estate Owned

Other real estate owned represents assets acquired in satisfaction of loans either by foreclosure or deeds taken in lieu of foreclosure. Properties acquired are recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition with any deficiency charged to the allowance for credit losses. Thereafter, costs incurred to operate or carry the properties as well as reductions in value as determined by periodic appraisals are charged to operating expense. Gains and losses resulting from the final disposition of the properties are included in noninterest expense.

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

Long Term debt

Long term debt consists of advances from the Federal Home Loan Bank. These borrowings are used to fund earning asset growth of the Company.

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

Basic and Diluted Earnings Per Common Share

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

Statement of Cash Flows

Cash and due from banks, interest bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes.

Common Stock

On May 4, 2006 the Company announced that the Board of Directors had approved a three-for-two stock split in the form of a 50% stock dividend (the “stock split”), pursuant to which, on June 5, 2006 the Company issued one additional share of Common Stock for each two shares of Common Stock held by holders of record as of May 12, 2006. All references in the financial statements and related notes to the number of shares and per shares amounts of the common stock of the Company have been retroactivey restate to reflect the impact of the Company’s June 5, 2006 three-for-two stock split.

Stock-Based Compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is generally the market price of the stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $430,000, $385,000, and $217,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

New Accounting Pronouncements

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company’s financial statements are more fully discussed in Note 13 — Stock Option Plans.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not significantly impact the Company’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of January 1, 2007. The Company does not expect the adoption of FIN 48 to have a significant impact on the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008, and is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 3. CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires the banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks. Such balances for the Company’s bank subsidiaries averaged approximately $7,361,000 and $13,141,000 during 2006, and 2005, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
December 31, 2006:
Obligations of U.S. Government agencies and corporations	$95,856,558	$81,281	$989,283	$94,948,556
Other securities:
Mortgage backed securities	17,936,724	60,349	377,358	17,619,715
Federal Home Loan Bank stock	2,935,800	-	-	2,935,800
Federal Reserve Bank stock	302,250	-	-	302,250
Federal Home Loan Mortgage Corporation
Cumulative preferred stock	388,500	44,000	-	432,500
Equity securities	35,000	1,275	-	36,275
	$117,454,832	$186,905	$1,366,641	$116,275,096
December 31, 2005:
Obligations of U.S. Government agencies and corporations	$90,872,189	$1,043	$1,640,342	$89,232,890
Other securities:
Mortgage backed securities	14,517,990	677	428,980	14,089,687
Federal Home Loan Bank stock	2,088,300	-	-	2,088,300
Federal Reserve Bank stock	302,250	-	-	302,250
Federal Home Loan Mortgage Corporation
Cumulative preferred stock	388,500	21,500	-	410,000
Equity securities	35,000	1,432	-	36,432
	$108,204,229	$24,652	$2,069,322	$106,159,559

Held to Maturity securities:
December 31, 2006
Obligations of states and political subdivisions	$13,969,350	$83,859	$117,248	$13,935,961
Mortgage backed securities	1,699	45	-	1,744
	$13,971,049	$83,904	$117,248	$13,937,705
December 31, 2005
Obligations of states and political subdivisions	$14,908,105	$93,895	$178,365	$14,823,635
Mortgage backed securities	2,475	139	-	2,614
	$14,910,580	$94,034	$178,365	$14,826,249

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2006 are as follows:

	Continuous unrealized losses existing for:
		Less than 12	More than 12	Total Unrealized
Available for sale securities:	Fair Value	Months	Months	Losses
Obligations of U.S. Government
Agencies and Corporations	$76,920,475	$23,972	$965,311	$989,283
Mortgage-backed securities	13,857,406	14,951	362,407	377,358
	$90,777,881	$38,923	$1,327,718	$1,366,641

The available-for-sale investment portfolio has a fair value of approximately $116 million, of which approximately $91 million have unrealized losses from their purchase price. Of these securities, $77 million or 85% are government agency bonds, and $14 million or 15% are mortgage-backed securities. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal loss (approximately 1.16%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors, coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2006 are as follows:
		Continuous unrealized losses existing for:
		Less than 12	More than 12	Total Unrealized
Held-to-Maturity	Fair Value	Months	Months	Losses

Obligations of states and political subdivisions	$7,457,210	$3,518	$113,730	$117,248

The held-to-maturity investment portfolio has a fair value of approximately $14 million, of which approximately $7 million have some unrealized losses from their purchase price. The securities representing the unrealized losses in the held-to-maturity portfolio are all municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.84%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2006 are as follows:

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$28,900,001	$28,632,105	$2,781,121	$2,784,141
Due after one year through five years	72,894,581	72,140,177	4,569,792	4,559,058
Due after five years through ten years	4,186,610	4,124,965	6,620,136	6,594,506
Due after ten years	7,812,090	7,671,024	-	-
	113,793,282	112,568,271	13,971,049	13,937,705
Equity securities	3,661,550	3,706,825	-	-
	$117,454,832	$116,275,096	$13,971,049	$13,937,705

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

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available for sale	$98,868,037	$97,851,146	$87,321,908	$85,612,506

There were no obligations of states or political subdivisions whose carrying value, as to any issuer, exceeded 10% of stockholders’ equity at December 31, 2006 or 2005.

Proceeds from sales of investment securities were $51,500, $9,744,000, and $16,955,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Gross gains from sales of investment securities were $3,000, $118,000, and $129,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Gross losses were $114,000and $88,000 for the years ended December 31, 2005 and 2004, respectively. There were no gross losses for the year ended December 31, 2006

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware. The principal categories of the loan portfolio at December 31 are summarized as follows:

	2006	2005
Real estate loans:
Construction and land development	$153,715,265	$134,379,796
Secured by farmland	19,978,866	16,835,853
Secured by residential properties	223,824,870	212,856,978
Secured by non-farm, nonresidential properties	203,977,586	171,747,457
Loans to farmers (loans to finance agricultural production and other loans)	3,377,536	4,058,520
Commercial and industrial loans	72,215,397	66,856,135
Loans to individuals for household, family, and other personal expenditures	19,569,495	15,396,741
Obligations of states and political subdivisions in the United States, tax-exempt	2,676,120	2,003,815
All other loans	1,116,038	4,038,723
	700,451,173	628,174,018
Net deferred loan fees/costs	(732,098)	(710,889)
	699,719,075	627,463,129
Allowance for credit losses	(6,299,692)	(5,235,670)
	$693,419,383	$622,227,459

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, 2006 and 2005, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $12,166,000, and $13,106,000, respectively. During 2006 and 2005, loan additions were approximately $4,502,000 and $4,482,000 and loan repayments were approximately $5,442,000 and $7,760,000, respectively.

Activity in the allowance for credit losses is summarized as follows:

	2006	2005	2004

Balance, beginning of year	$5,235,670	$4,692,202	$4,059,964

Loans charged off:
Real estate loans	(2,253)	-	(130,624)
Installment loans	(137,015)	(182,712)	(94,052)
Commercial and other	(539,119)	(266,434)	(662,246)
	(678,387)	(449,146)	(886,922)

Recoveries:
Real estate loans	45,643	1,437	19,681
Installment loans	80,004	71,295	62,896
Commercial and other	123,614	109,882	79,093
	249,261	182,614	161,670

Net loans charged off	(429,126)	(266,532)	(725,252)
Allowance of acquired institution	-	-	426,145
Provision	1,493,148	810,000	931,345

Balance, end of year	$6,299,692	$5,235,670	$4,692,202

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

	2006	2005	2004
Impaired loans with valuation allowance	$7,657,278	$604,471	$1,245,881
Impaired loans with no valuation allowance	-	241,726	222,784

Total impaired loans	$7,657,278	$846,197	$1,468,665

Allowance for loan losses related to impaired loans	$882,930	$554,992	$441,930
Allowance for loan losses related to other than impaired loans	5,416,762	4,680,678	4,250,272

Total allowance for loan losses	$6,299,692	$5,235,670	$4,692,202

Interest income on impaired loans recorded on the cash basis	$-	$90	$11,177

Average recorded investment in impaired loans for the year	$1,857,271	$1,156,261	$1,174,632

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2006	2005
Land	$4,395,356	$4,228,249
Buildings and land improvements	12,302,380	11,330,891
Furniture and equipment	7,209,864	6,708,379
	23,907,600	22,267,519
Accumulated depreciation	(7,934,207)	(7,080,653)
	$15,973,393	$15,186,866

Depreciation expense totaled $1,064,976, $919,550 and $846,359 for the years ended December 31, 2006, 2005 and 2004, respectively.

On June 14, 2005, the Company entered into a sale-leaseback agreement with First Oxford Corporation. Under the agreement, the Company conveyed title to the land, including buildings, structures and other improvements of its banking facility in Felton, Delaware on September 23, 2005. The Company has leased back the facility for a period of 20 years under an operating lease arrangement. Rental expense under the agreement was $75,725 and $30,253 for 2006 and 2005, respectively.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $304,321, $327,059 and $314,015, respectively. Future minimum annual rental payments are approximately as follows:

2007	$319,699
2008	298,939
2009	264,803
2010	183,433
2011	156,441
Thereafter	1,525,935
Total minimum lease payments	$2,749,250

NOTE 7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At December 31, 2006, the Company owned, through The Centreville National Bank of Maryland (“Centreville National Bank”), 20.00% of the outstanding common stock of the Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”). This investment is carried at cost, adjusted for Centreville National Bank’s equity in Delmarva Data’s undistributed income. During 2004, Centreville National Bank sold shares of Delmarva Data to another institution.

	December 31
	2006	2005	2004
Balance, beginning of year	$909,133	$859,133	$1,202,786
Sale of stock	-	-	(379,490)
Equity in net income	27,500	50,000	35,837

Balance, end of year	$936,633	$909,133	$859,133

Data processing and other expenses paid to Delmarva Data totaled approximately $1,869,000, $1,722,000 and $1,554,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The significant components of goodwill and acquired intangible assets are as follows:
	2006				2005
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$12,605,832	$667,118	$11,938,714	-	$12,605,832	$667,118	$11,938,714	-
Core Deposit Intangible	968,000	332,740	635,260	5.3	968,000	211,744	756,256	6.3
Unidentifiable intangible resulting from branch acquisitions	104,144	103,571	573.1		104,144	96,628	7,516	1.1
Insurance expirations	1,270,000	386,111	883,889	10.4	1,270,000	301,445	968,555	11.4
Other identifiable intangibles	620,883	571,803	49,080.4		620,883	447,625	173,258	1.4

Total	$15,568,859	$2,061,343	$13,507,516		$15,568,859	$1,724,560	$13,844,299

Future annual estimated annual amortization expense is as follows:

2007	255,316
2008	205,663
2009	205,663
2010	205,663
2011	205,663

Under the provisions of SFAS No. 142, goodwill was subjected to an annual assessment for impairment during 2006. As a result of annual assessment reviews, the Company determined that there was no impairment of goodwill. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2006 and 2005 was $153,731,000 and $106,541,000 respectively.

The approximate maturities of time deposits at December 31 are as follows:

	2006	2005

Due in one year or less	$239,789,000	$106,209,000
Due in one to three years	71,090,000	105,534,000
Due in three to five years	54,860,000	72,290,000

	$365,739,000	$284,033,000

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31:

	2006		2005
	Amount	Rate	Amount	Rate
At Year End:
Federal Home Loan Bank advances	$4,500,000	5.34%	$8,725,000	4.71%
Retail repurchase agreements	23,852,433	3.70	27,122,600	2.51
Other short-term borrowings	172,000	5.18	-	-
Total	$28,524,433	3.97%	$35,847,600	3.05%

Average for the Year:
Federal Home Loan Bank advances	$1,408,219	5.00%	$3,990,474	4.92%
Retail repurchase agreements	27,509,717	3.31	24,803,383	2.00%
Other short-term borrowings	384,414	5.36	-	-

Maximum Month-end Balance:
Federal Home Loan Bank advances	$5,000,000		$8,725,000
Retail repurchase agreements	37,273,224		27,122,600
Other short-term borrowings	1,769,000		-

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

NOTE 11. LONG TERM DEBT

As of December 31, the Company had long-term borrowings from the Federal Home Loan Bank as follows:
	2006	2005
FHLB 4.67% Advance due in 2007	$4,000,000	$4,000,000
FHLB 5.52% Advance due in 2007	6,000,000	-
FHLB 5.72% Advance due in 2007	3,000,000	-
FHLB 5.08% Advance due in 2008	5,000,000	-
FHLB 5.69% Advance due in 2008	7,000,000	-
	$25,000,000	$4,000,000

The Company has pledged its wholly-owned residential real estate mortgage loan portfolio under a blanket floating lien as collateral for these advances.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $1,019,054 (2006), $968,914 (2005), and $750,260 (2004).

The Felton Bank 401(k) plan, covering substantially all full-time employees of The Felton Bank, was merged into the Company’s 401(k) and profit sharing plan during 2005. No contributions were made to the Felton Bank 401(k) plan in 2006 and 2005; matching contributions in 2004 totaled $10,244.

NOTE 13. STOCK OPTION PLANS

The Company has three stock option plans whereby incentive and nonqualified stock options may be granted periodically to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Company’s Board. The plans provide for both immediate and graduated vesting schedules and originally reserved 616,580 shares of common stock for grant. In May 2006, the Company’s Board declared a 3 for 2 stock split in the form of a 50% stock dividend, and the shares available for issuance under these plans, along with the shares and exercise prices of options outstanding under these plans, were adjusted pursuant to their antidilution provision. At December 31, 2006, a total of 708,488 shares remained available for grant under the plans. The plans were adopted in 2006, 1998 and 1997 and options granted under the plans generally have a life not to exceed 10 years.

The Company also has an Employee Stock Purchase Plan that was adopted in 1998 and amended in 2003 that allows employees to receive options to purchase common stock at an amount equivalent to 85% of the fair market value of the common stock. As amended, the plan reserved 45,000 shares of common stock for issuance under the plan. After giving effect to the above-mentioned 3 for 2 stock split in the form of a dividend, there were 26,864 shares available for grant under the plan at December 31, 2006.

Following is a summary of changes in shares under option for all plans for the years indicated:

	Year Ended December 31,
	2006		2005
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	77,364	$10.68	127,801	$9.37
Granted	11,972	18.47	-	-
Exercised	(50,056)	8.52	(45,508)	6.76
Expired/Cancelled	(1,765)	15.76	(4,929)	12.58
Outstanding at end of year	37,515	$15.82	77,364	$10.68

Weighted average fair value of options granted during the year	$5.91	$-

The following summarizes information about options outstanding at December 31, 2006:

		Options Outstanding and Exercisable
			Weighted Average
Options Outstanding			Remaining
Exercise Price	Number	Number	Contract Life
$ 21.33	5,675	5,675	2.05
14.00	4,230	4,230	3.05
13.17	18,239	12,652	5.28
18.47	9,371	9,371	1.33
	37,515	31,928

The fair value of stock options issued is measured on the date of grant and recognized over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted pursuant to the Employee Stock Purchase Plan during 2006 and 2004, there were no options granted in 2005:

	2006	2004
Dividend yield	2.40%	2.29%
Expected volatility	23.57%	27.60%
Risk free interest	4.53%	4.0%
Expected lives (in years)	2.25	2.25

The weighted average fair value of options granted was $5.91 per share in 2006 and $8.26 per share in 2004.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $484,999 and $442,972 at December 31, 2006. The total intrinsic value of stock options exercised during the year ended December 31, 2006 and 2005 was $813,882 and $352,826, respectively.

Stock-based compensation expense totaled $47,500 in 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $279,460 in 2006. Unrecognized stock-based compensation expense related to stock options totaled $45,000 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.08 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $5,300 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4 months.

SFAS No. 123R, requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures are as follows for the years ended December 31:

	2005	2004
Net income:
As reported	$12,888,213	$10,198,201
Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(49,850)	(49,407)
Pro forma net income	$12,838,363	$10,148,794

Basic net income per share:
As reported	$1.55	$1.24
Pro forma	1.55	1.23

Diluted earnings per share
As reported	$1.55	$1.23
Pro forma	1.54	1.22

Per share data is adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend that was payable to stockholder of record as of May 12, 2006.

The pro forma amounts are not representative of the effects on reported net income for future years.

NOTE 14. DEFERRED COMPENSATION

During 2006, the Company adopted the Shore Bancshares, Inc. Executive Deferred Compensation Plan for members of management and highly compensated employees of the Company and its subsidiaries (the “Plan”). The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance−based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts will be credited to an account maintained on behalf of the participant and will be invested at the discretion of each participants in certain deemed investment options selected from time to time by the Compensation Committee of the Company’s Board. The Company may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by the Company will vest over a five-year period. For the year ended December 31, 2006, the Company did not make any contributions to the Plan. Elective deferrals were made by one plan participant during 2006.

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer. The plan calls for fixed annual payments of $20,000 to be credited to the participant’s account. The participant is 100% vested in amounts credited to his account. Contributions to the plan were $20,000 in 2006, 2005, and 2004.

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

	2006	2005
Cash surrender value	$2,124,612	$2,142,006
Accrued benefit obligations	823,041	895,021

NOTE 15. INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

	2006	2005
Federal income taxes currently payable (receivable)	$125,590	$(105,328)
State income taxes currently (receivable) payable	(172,566)	144,155
Deferred income tax benefits	2,091,516	1,991,114

Components of income tax expense for each of the three years ended December 31 are as follows:

	2006	2005	2004
Currently payable:
Federal	$7,367,384	$6,331,379	$4,913,929
State	1,211,191	1,158,737	918,988
	8,578,575	7,490,116	5,832,917
Deferred income tax (benefit) expense:
Federal	(351,437)	286,945	5,399
State	(72,920)	77,249	2,308
	(424,357)	364,194	7,707
	$8,154,218	$7,854,310	$5,840,624

A reconciliation of tax computed at the statutory federal tax rates of 35% to the actual tax expense for the three years ended December 31 follows:

	2006	2005	2004
Tax at federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(.9)	(1.0)	(1.5)
Non-deductible expenses	.1	.1	.2
State income taxes, net of federal benefit	3.5	3.8	3.7
Other	(.1)	-	(1.0)
Income tax expense	37.6%	37.9%	36.4%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
Deferred tax assets:
Allowance for credit losses	$2,460,415	$2,001,691
Provision for off balance sheet commitments	121,942	108,063
Net operating loss carryforward	4,898	92,315
Deferred gain on sale leaseback	57,748	60,741
Unrealized losses on available for sale securities	456,152	781,534
Recognized loss on impaired securities	44,098	44,043
Recognized loss on other real estate owned	-	37,249
Loan fees	296,359	155,187
Deferred compensation	398,030	349,607
Other	3,346	-
Total deferred tax assets	3,842,988	3,630,430
Deferred tax liabilities:
Depreciation	400,131	423,488
Purchase accounting adjustments	609,266	584,097
Federal Home Loan Bank stock dividend	28,278	28,243
Undistributed income of unconsolidated subsidiary	60,975	74,875
Loan origination fees and costs	583,283	464,264
Other	69,539	64,349
Total deferred tax liabilities	1,751,472	1,639,316
Net deferred tax assets	$2,091,516	$1,991,114

The Company had unused net operating loss carryforward of approximately $13,993, $264,134 and $816,000 at December 31, 2006, 2005 and 2004, respectively, that resulted from the acquisition of The Felton Bank in 2004. In accordance with current tax laws, the Company is allowed to utilize the loss carryforward over a 20-year period beginning in 2004. The Company expects to utilize the entire loss carryforward.

NOTE 16. EARNINGS PER COMMON SHARE

Information relating to the calculation of earnings per common share is summarized as follows for the years ended December 31:

	2006	2005	2004
Basic:
Net income (applicable to common stock)	$13,554,420	$12,888,213	$10,198,201
Average common shares outstanding	8,366,434	8,304,601	8,224,392
Basic earnings per share	$1.62	$1.55	$1.24

Diluted:
Net income (applicable to common stock)	$13,554,420	$12,888,213	$10,198,201
Average common shares outstanding	8,366,434	8,304,601	8,224,392
Diluted effect of stock options	26,577	38,032	70,845
Average common shares outstanding - diluted	8,393,011	8,342,633	8,395,237
Diluted earnings per share	$1.61	$1.54	$1.21

Per share data is adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend that was payable to stockholders of record as of May 12, 2006. For the year ended December 31, 2006 there were no options excluded from computing diluted earnings per share. For the years ended December 31, 2005 and 2004, options to purchase 6,000 shares of common stock were excluded from computing diluted earnings per share because their effects were antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2006 that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on the ability of the Company or any of the Banks to remain in the well capitalized category.

Capital levels and ratios for Shore Bancshares, Inc., Talbot Bank, Centreville National Bank and The Felton Bank as of December 31, 2006 and 2005, compared with the minimum requirements, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Company	$105,402,000	14.04%	$60,037,680	8.00%	$75,047,100	10.00%
Talbot Bank	$59,844,000	13.24%	$36,152,800	8.00%	$45,191,000	10.00%
Centreville National Bank	$32,337,000	14.53%	$17,798,480	8.00%	$22,248,100	10.00%
The Felton Bank	$7,232,000	10.03%	$5,766,240	8.00%	$7,207,800	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$98,766,000	13.16%	$30,018,840	4.00%
Talbot Bank	$55,739,000	12.33%	$18,076,400	4.00%	$27,114,600	6.00%
Centreville National Bank	$30,557,000	13.73%	$8,899,240	4.00%	$13,348,860	6.00%
The Felton Bank	$6,482,000	8.99%	$2,883,120	4.00%	$4,324,680	6.00%
Tier 1 Capital (to Average Assets):
Company	$98,766,000	10.64%	$37,142,040	3.00%
Talbot Bank	$55,739,000	10.73%	$20,773,080	3.00%	$25,966,350	5.00%
Centreville National Bank	$30,557,000	9.50%	$12,860,280	3.00%	$16,075,350	5.00%
The Felton Bank	$6,482,000	7.80%	$3,324,680	4.00%	$4,155,850	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Company	$94,631,000	13.85%	$54,675,360	8.00%	$68,344,200	10.00%
Talbot Bank	$53,659,000	12.92%	$33,231,280	8.00%	$41,539,100	10.00%
Centreville National Bank	$29,653,000	14.49%	$16,366,400	8.00%	$20,458,000	10.00%
The Felton Bank	$6,067,000	10.02%	$4,846,000	8.00%	$6,057,500	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$89,104,000	13.04%	$27,336,680	4.00%
Talbot Bank	$50,374,000	12.13%	$16,615,640	4.00%	$24,923,460	6.00%
Centreville National Bank	$27,988,000	13.68%	$8,183,200	4.00%	$12,274,800	6.00%
The Felton Bank	$5,490,000	9.06%	$2,423,000	4.00%	$3,634,500	6.00%
Tier 1 Capital (to Average Assets):
Company	$89,104,000	10.68%	$33,361,640	3.00%
Talbot Bank	$50,374,000	10.85%	$18,575,360	3.00%	$23,219,200	5.00%
Centreville National Bank	$27,988,000	9.56%	$11,707,160	3.00%	$14,633,950	5.00%
The Felton Bank	$5,490,000	7.67%	$2,861,400	4.00%	$3,576,750	5.00%

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company. At December 31, 2006, the Banks could have paid dividends to the Company of approximately $14,427,268 without the prior consent and approval of the regulatory agencies. The Company had no outstanding receivables from subsidiaries at December 31, 2006 or 2005.

NOTE 18. LINES OF CREDIT

The Banks had $20,500,000 in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2006. In addition, the Banks have credit availability of approximately $130,718,000 from the Federal Home Loan Bank. The Banks have pledged as collateral, under blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. At December 31, 2006 and 2005, the Federal Home Loan Bank had issued letters of credit in the amounts of $30,000,000 and $20,000,000, respectively on behalf of the Talbot Bank to a local government entity as collateral for its deposits. The Banks had short-term borrowings from the Federal Home Loan Bank December 31, 2006 and 2005 of $4,500,000 and $8,725,000 respectively.

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

Financial Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. These estimates do not take into consideration the value of core deposit intangibles. The fair value of securities sold under agreements to repurchase and long term debt is estimated using the rates offered for similar borrowings.

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

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of December 31 are as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$79,673,295	$79,674,000	$67,459,024	$67,459,000
Investment securities	130,246,145	130,215,000	121,070,139	120,986,000
Loans	699,719,075	708,164,000	627,463,129	627,493,000
Less: allowance for loan losses	(6,299,692)	(6,300,000)	(5,235,670)	(5,236,000)
	$903,338,823	$911,753,000	$810,756,622	$810,702,000

Financial liabilities:
Deposits	$774,182,031	$756,685,000	$704,958,386	$694,600,000
Short-term borrowings	28,524,433	28,347,000	35,847,600	35,855,000
Long term debt	25,000,000	24,993,000	4,000,000	3,970,000

	$827,706,464	$810,025,000	$744,805,986	$734,425,000

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Unrecognized financial instruments:
Commitments to extend credit	$189,396,000	$-	$199,569,000	$-
Standby letters of credit	20,279,000	-	14,594,000	-

	$209,675,000	$-	$214,163,000	$-

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

Commitments outstanding as of December 31 are as follows:

	2006	2005

Commitments to extend credit	$189,396,000	$199,569,000
Letters of credit	20,279,000	14,594,000

	$209,675,000	$214,163,000
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

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31,

	2006	2005
Assets:
Cash	$1,211,920	$813,274
Investment in subsidiaries	107,512,916	97,817,595
Income taxes receivable	301,675	516,989
Premises and equipment, net	3,030,508	2,873,795
Other assets	178,470	149,421
Total assets	$112,235,489	$102,171,074

Liabilities:
Accounts payable	$462,892	$335,147
Deferred tax liability	445,597	387,753
	908,489	722,900
Stockholders’ equity:
Common stock	83,834	55,570
Additional paid in capital	29,687,406	29,013,841
Retained earnings	82,279,344	73,641,882
Accumulated other comprehensive loss	(723,584)	(1,263,119)
Total stockholders’ equity	111,327,000	101,448,174
Total liabilities and stockholders’ equity	$112,235,489	$102,171,074

Condensed Statements of Income
For the years ended December 31,

	2006	2005	2004
Dividends from subsidiaries	$5,115,012	$6,928,207	$7,665,535
Management and other fees from subsidiaries	3,982,238	2,577,344	2,174,187
Rental Income	108,290	124,530	97,771
Interest income	9,902	4,471	5,754
	9,215,442	9,634,552	9,943,247

Salaries and employee benefits	3,034,293	2,033,298	1,572,973
Occupancy expense	256,863	223,322	202,256
Other operating expenses	1,195,056	797,786	513,232
	4,486,212	3,054,406	2,288,461
Income before income tax expense and
equity in undistributed income of subsidiary	4,729,230	6,580,146	7,654,786
Income tax expense	330,596	177,407	396,717
Income before equity in undistributed income of subsidiary	4,398,634	6,402,739	7,258,069

Equity in undistributed income of subsidiary	9,155,786	6,485,474	2,940,132
Net income	$13,554,420	$12,888,213	$10,198,201

Condensed Statements of Cash Flows
For the years ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income	$13,554,420	$12,888,213	$10,198,201
Adjustments to reconcile net income to cash provided
by operating activities:
Equity in undistributed (income)loss of subsidiaries	(9,155,786)	(6,485,474)	(2,940,132)
Depreciation	124,512	91,348	75,098
Net (increase) decrease in other assets	186,265	(131,291)	155,059
Net increase (decrease) in other liabilities	185,590	222,881	112,479
Net cash provided by operating activities	4,895,001	6,585,677	7,600,705
Cash flows from investing activities:
Acquisition, net of stock issued	-	-	(3,724,645)
Purchase of premises and equipment	(281,225)	(82,466)	(150,019)
Deferred earn out payment, net of stock issued	-	(2,400,000)	-
Investment in subsidiaries	-	(250,000) -
Net cash used by investing activities	(281,225)	(2,732,466)	(3,874,664)
Cash flows from financing activities:
Proceeds from issuance of common stock	701,828	597,688	279,275
Dividends paid	(4,916,958)	(4,428,335)	(3,948,218)
Net cash used by financing activities	(4,215,130)	(3,830,647)	(3,668,943)

Net increase in cash and cash equivalents	398,646	22,564	57,098
Cash and cash equivalents at beginning of year	813,274	790,710	733,612
Cash and cash equivalents at end of year	$1,211,920	$813,274	$790,710

NOTE 23. QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2006 is reported as follows:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Interest income	$13,065	$13,943	$15,368	$15,595
Net interest income	9,414	9,909	9,902	9,671
Provision for credit losses	311	240	416	526
Income before income taxes	5,718	5,941	5,167	4,882
Net Income	$3,551	$3,751	$3,199	$3,053

Basic earnings per common share	$0.43	$0.45	$0.38	$0.36
Diluted earnings per common share	$0.43	$0.45	$0.38	$0.36

2005
Interest income	$10,807	$11,490	$12,236	$12,851
Net interest income	8,277	8,730	9,065	9,413
Provision for credit losses	180	180	220	230
Income before income taxes	4,966	5,509	5,010	5,258
Net Income	$3,106	$3,501	$3,142	$3,139

Basic earnings per common share	$0.37	$0.42	$0.38	$0.38
Diluted earnings per common share	$0.37	$0.42	$0.37	$0.38

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

Selected financial information by line of business is included in the following table:

	Community	Insurance products	Parent	Intercompany	Consolidated
(In thousands)	banking	and services	Company	Transactions	Total
2006
Net Interest income	$38,866	$20	$10	$-	$38,896
Provision for credit losses	1,493	-	-	-	1,493
Net interest income after provision	37,373	20	10	-	37,403

Noninterest income	6,048	6,970	4,091	(4,270)	12,839
Noninterest expense	22,288	6,030	4,486	(4,270)	28,534
Income before taxes	21,133	960	(385)	-	21,708
Income tax expense(benefit)	7,939	360	(145)	-	8,154
Net income	$13,194	$600	$(240)	$-	$13,554

Average assets	$879,778	$10,009	$3,631	$-	$893,418

	Community	Insurance products	Parent	Intercompany	Consolidated
(In thousands)	banking	and services	Company	Transactions	Total
2005
Net Interest income	$35,481	$-	$4	$-	$35,485
Provision for credit losses	810	-	-	-	810
Net interest income after provision	34,671	-	4	-	34,675

Noninterest income	5,011	6,620	2,702	(2,835)	11,498
Noninterest expense	19,386	5,826	3,054	(2,835)	25,431
Income before taxes	20,296	794	(348)	-	20,742
Income tax expense	7,678	314	(138)	-	7,854
Net income	$12,618	$480	$(210)	$-	$12,888

Average assets	$809,987	$9,857	$3,476	$-	$823,320

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2006 was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2006. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included on the following pages.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Shore Bancshares, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. Stegman and Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on the following page.

March 8, 2007

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton
President and Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited management's assessment, included in the preceding Management's Report on Internal Control Over Financial Reporting, that Shore Bancshares, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland
March 8, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information provided in Item 5 of Part II of this report under the heading “EQUITY COMPENSATION PLAN INFORMATION” is incorporated herein by reference. All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income — Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2006, 2005 and  2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit List that follows the signatures to this annual report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date: March 15, 2007	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	Director	March 15, 2007
Herbert L. Andrew, III

/s/ Blenda W. Armistead	Director	March 15, 2007
Blenda W. Armistead

/s/ Lloyd L. Beatty, Jr.	Director	March 15, 2007
Lloyd L. Beatty, Jr.

/s/ Paul M. Bowman	Director	March 15, 2007
Paul M. Bowman

/s/ William W. Duncan	Director	March 15, 2007
William W. Duncan

/s/ Thomas H. Evans	Director	March 15, 2007
Thomas H. Evans

/s/ Mark M. Freestate	Director	March 15, 2007
Mark M. Freestate

	Director	March 15, 2007
Richard C. Granville

/s/ W. Edwin Kee	Director	March 15, 2007
W. Edwin Kee

/s/ Neil R. LeCompte	Director	March 15, 2007
Neil R. LeCompte

/s/ Jerry F. Pierson	Director	March 15, 2007
Jerry F. Pierson

/s/ Christopher F. Spurry	Director	March 15, 2007
Christopher F. Spurry

/s/ W. Moorhead Vermilye	Director	March 15, 2007
W. Moorhead Vermilye	President/CEO

/s/ Susan E. Leaverton	Treasurer/	March 15, 2007
Susan E. Leaverton	Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

Exhibit 3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

Exhibit 10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

Exhibit 10.2
Employment Termination Agreement among Centreville National Bank, the Company, and Daniel T. Cannon dated December 7, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 12, 2006).

Exhibit 10.3	Employment Agreement with Thomas H. Evans, as amended on November 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2005).

Exhibit 10.4	Summary of Compensation Arrangement for Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2006).

Exhibit 10.5	Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007).

Exhibit 10.6	Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (filed herewith).

Exhibit 10.7
Separation Agreement and General Release between The Avon-Dixon Agency, LLC and Steven Fulwood (incorporated by reference to exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

Exhibit 10.8
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

Exhibit 10.10
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

Exhibit 10.12
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

Exhibit 10.13	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

Exhibit 10.14	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

Exhibit 10.15	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

Exhibit 10.16	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

Exhibit 10.17	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

Exhibit 10.18
Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

Exhibit 10.19
Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement  with Messrs. Cannon, Freestate and Pierson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006).

Exhibit 10.20
Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement  with Messrs. Cannon, Freestate and Pierson (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006).

Exhibit 21	Subsidiaries of the Company (incorporated by reference to the “BUSINESS—General” section of Item 1 of Part I of this annual report).

Exhibit 23	Consent of Stegman & Company (filed herewith).

Exhibit 31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit 32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

Exhibit 32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).