Form 10-Q
period 2007-03-31
SHORE BANCSHARES INC
filed 2007-05-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,378,639 shares of common stock as of April 25, 2007.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Cash and due from banks	$16,334	$26,511
Interest bearing deposits with other banks	29,423	33,540
Federal funds sold	51,394	19,622
Investment securities:
Held-to-maturity, at amortized cost (fair value of $13,927 and $13,938 , respectively)	13,962	13,971
Available for sale, at fair value	115,595	116,275
Loans, less allowance for credit losses ($6,506 and $6,300, respectively)	690,960	693,419
Insurance premiums receivable	838	574
Premises and equipment, net	15,897	15,973
Accrued interest receivable on loans and investment securities	5,083	4,892
Investment in unconsolidated subsidiary	937	937
Goodwill	11,939	11,939
Other intangible assets	1,486	1,569
Deferred income taxes	2,002	2,092
Other real estate owned	398	398
Other assets	4,102	3,937
TOTAL ASSETS	$960,350	$945,649

LIABILITIES:
Deposits:
Noninterest bearing demand	$103,780	$109,962
NOW and Super NOW	115,440	112,549
Certificates of deposit $100,000 or more	160,083	153,731
Other time and savings	399,056	397,940
Total Deposits	778,359	774,182
Accrued interest payable	2,419	2,243
Short term borrowings	32,815	28,525
Income taxes payable	1,974	-
Long term debt	27,000	25,000
Other liabilities	4,401	4,372
TOTAL LIABILITIES	846,968	834,322

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; authorized 35,000,000 shares; issued and outstanding:
March 31, 2007 8,374,794
December 31, 2006 8,383,395	84	84
Additional paid in capital	29,462	29,687
Retained earnings	84,341	82,279
Accumulated other comprehensive loss	(505)	(723)
TOTAL STOCKHOLDERS’ EQUITY	113,382	111,327
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$960,350	$945,649

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
INTEREST INCOME
Loans, including fees	$13,624	$11,455
Interest and dividends on investment securities:
Taxable	1,284	1,020
Tax-exempt	124	143
Other interest income	858	447
Total interest income	15,890	13,065

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	1,926	1,080
Other deposits	3,442	2,238
Interest on short-term borrowings	246	264
Interest on long-term debt	371	69

Total interest expense	5,985	3,651

NET INTEREST INCOME	9,905	9,414
PROVISION FOR CREDIT LOSSES	242	311

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,663	9,103

NONINTEREST INCOME
Service charges on deposit accounts	689	744
Insurance agency commissions	2,039	2,331
Other noninterest income	920	631

Total noninterest income	3,648	3,706

NONINTEREST EXPENSE
Salaries and employee benefits	4,933	4,468
Premises and equipment expense	832	732
Other noninterest expense	2,126	1,891

Total noninterest expense	7,891	7,091

INCOME BEFORE INCOME TAXES	5,420	5,718
Federal and state income tax expense	2,017	2,167

NET INCOME	$3,403	$3,551

Basic earnings per common share	$.41	$.43
Diluted earnings per common share	$.41	$.43
Dividends declared per common share	$.16	$.14

Per share data has been adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend declared on May 4, 2006.

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Month Periods Ended March 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity

Balances, January 1, 2007	$84	$29,687	$82,279	$(723)	$111,327

Comprehensive income:
Net income	-	-	3,403	-	3,403

Other comprehensive gain, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $0	-	-	-	218	218

Total comprehensive income					3,621

Shares issued	-	24	-	-	24

Stock-based compensation expense	-	12	-	-	12

Stock repurchased and retired	-	(261)	-	-	(261)

Cash dividends paid $0.16 per share	-	-	(1,341)	-	(1,341)

Balances, March 31, 2007	$84	$29,462	$84,341	$(505)	$113,382

Balances, January 1, 2006	$55	$29,014	$73,642	$(1,263)	$101,448

Comprehensive income:
Net income	-	-	3,551	-	3,551

Other comprehensive loss, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $0	-	-	-	(104)	(104)

Total comprehensive income					3,447

Shares issued	1	385	-	-	386

Stock-based compensation expense	-	12	-	-	12

Cash dividends paid $0.14 per share	-	-	(1,168)	-	(1,168)

Balances, March 31, 2006	$56	$29,411	$76,025	$(1,367)	$104,125

Per share data has been adjusted to give retroactive effect of a 3 for 2 stock split in the form of a stock dividend declared on May 4, 2006.

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,403	$3,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	348
Stock based compensation expense	12	12
Discount accretion on debt securities	(33)	(27)
Provision for credit losses	242	311
Net changes in:
Insurance premiums receivable	(265)	585
Accrued interest receivable	(191)	(212)
Other assets	(213)	(388)
Accrued interest payable	176	176
Accrued expenses	2,003	733
Net cash provided by operating activities	5,510	5,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	6,003	748
Purchase of securities available for sale	(4,939)	(3,148)
Proceeds from maturities and principal payments of securities held to maturity	3	229
Purchase of securities held to maturity	-	(203)
Net decrease (increase) in loans	2,218	(14,580)
Purchase of premises and equipment	(207)	(625)
Proceeds from sale of other real estate owned	-	255
Net cash provided by (used in) investing activities	3,078	(17,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, NOW, money market and savings deposits	(6,882)	(9,855)
Net increase in certificates of deposit	11,059	13,620
Net increase (decrease) in short term borrowings	4,291	(8,567)
Net increase in long-term borrowings	2,000	5,000
Proceeds from issuance of common stock	24	386
Stock repurchased and retired	(261)	-
Dividends paid	(1,341)	(1,168)
Net cash provided by (used in) financing activities	8,890	(584)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,478	(12,819)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,673	67,459
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,151	$54,640

Supplemental cash flows information:

Interest paid	$5,808	$3,474

Income taxes paid	$35	$768

Transfers from loans to other real estate	$-	$255

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2007, the results of operations for the three-month periods ended March 31, 2007 and 2006, and cash flows for the three-month periods ended March 31, 2007 and 2006, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2006 were derived from audited financial statements. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Earnings Per Share

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

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)

Net Income	$3,403	$3,551

Weighted Average Shares Outstanding - Basic	8,382	8,345

Dilutive securities	14	36

Weighted Average Shares Outstanding - Dilutive	8,396	8,381

Earnings per common share - Basic	$0.41	$0.43

Earnings per common share - Dilutive	$0.41	$0.43

There were no antidilutive stock options excluded from the calculation of earnings per share for the three months ended March 31, 2007 and 2006.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Impaired loans with valuation allowance	$3,797	$7,658
Impaired loans with no valuation allowance	177	-
Total impaired loans	$3,974	$7,658

Allowance for credit losses applicable to impaired loans	$880	$883
Allowance for credit losses applicable to other than impaired loans	5,626	5,417
Total allowance for credit losses	$6,506	$6,300

Interest income on impaired loans recorded on the cash basis	$133	$-

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 - Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2007, total commitments to extend credit were approximately $223,237,000. Outstanding letters of credit were approximately $23,974,000 at March 31, 2007.

Note 5 - Stock-Based Compensation

At March 31, 2007, the Company had four equity compensation plans: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan; (ii) the Talbot Bancshares, Inc. Employee Stock Option Plan; (iii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iv) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan. The plans are described in detail in Note 13 to the audited financial statements containd in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Stock-based awards granted to date are generally time-based, vesting 20% on each anniversary of the grant date over five years and, in the case of stock options, expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

During each of the three-month periods ended March 31, 2007 and 2006, the Company recognized pre-tax stock-based compensation expense of $12,000. Such expense includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, and all awards granted subsequent to January 1, 2006, based on the grant-date fair value. The Company recognized compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was $1,325 as of March 31, 2007. The cost will be recognized during the second quarter of 2007, at which time all outstanding stock option awards will be fully vested.

The Company granted options pursuant to its ESPP on January 31, 2006. The fair value of these options was estimated using the Black-Scholes valuation model using the following weighted average assumptions:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest	4.53%
Expected lives (in years)	2.25

The weighted average fair value of options granted was $5.91 per share in 2006. No options were granted during the quarter ended March 31, 2007.

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the ESPP grant date. For valuation of the ESPP awards, the Company used the risk free interest rate on the date of grant. The expected life of the options represents the period of time that the Company expects the awards will be outstanding based on historical experience with similar awards. The computation of expected volatility for the ESPP awards is based on historical volatility of the underlying securities. The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. Stock-based compensation expense recognized in the consolidated statement of operation in the first quarter of 2006 and 2007 reflects forfeitures as they occur.

The following is a summary of changes in shares under option for all plans for the three-month period ended March 31, 2007:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	37,515	$15.82
Granted	-	-
Exercised	(1,535)	17.92
Expired/Cancelled	(16)	18.47
Outstanding at end of period	35,964	15.73	$468,206

Exercisable at the end of period	30,469	$16.19	$312,515

The following summarizes information about options outstanding at March 31, 2007:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life
$21.33	5,075	5,075	1.80
14.00	4,005	4,005	2.80
13.17	17,945	12,450	4.17
18.47	8,939	8,939	1.08
	35,964	30,469

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006 was approximately $15,000 and $507,000, respectively. Cash received upon exercise of options during the three-month periods ended March 31, 2007 and 2006 was approximately $24,000 and $186,000, respectively.

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

Selected financial information by line of business for the three months ended March 31 is included in the following table:

	Community	Insurance products and	Parent	Intersegment	Consolidated
(In thousands)	banking	services	Company(a)	Transactions	Total
2007
Net Interest income	$9,893	$10	$2	$-	$9,905
Provision for credit losses	242	-	-	-	242
Net interest income after provision	9,651	10	2	-	9,663

Noninterest income	1,610	2,095	1,314	(1,371)	3,648
Noninterest expense	6,376	1,519	1,367	(1,371)	7,891
Income before taxes	4,885	586	(51)	-	5,420
Income tax expense	1,818	218	(19)	-	2,017
Net income	$3,067	$368	$(32)	$-	$3,403

Intersegment revenue(expense)	$(1,170)	$(92)	$1,262	$-	$-
Average assets	$935,332	$9,911	$3,612	$-	$948,855

2006
Net Interest income	$9,413	$-	$1	$-	$9,414
Provision for credit losses	311	-	-	-	311
Net interest income after provision	9,102	-	1	-	9,103

Noninterest income	1,353	2,369	1,099	(1,115)	3,706
Noninterest expense	5,620	1,493	1,093	(1,115)	7,091
Income before taxes	4,835	876	7	-	5,718
Income tax expense	1,805	359	3	-	2,167
Net income	$3,030	$517	$4	$-	$3,551

Intersegment revenue(expense)	$(985)	$(74)	$1,059	$-	$-
Average assets	$838,922	$10,143	$3,784	$-	$852,849

(a) Amount included in Parent Company relates to services provided to subsidiaries by the Company and rental income.

Note 7 - New Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on the Company’s financial statements.

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

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation's financial statements.

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

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2006.

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

Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific allowance is established based on our assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management’s estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to Management’s concerns regarding collectibility or Management’s knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the first quarter of 2007 was $3,403,000, or diluted earnings per share of $.41, compared to $3,551,000, or diluted earnings per share of $.43, for the first quarter of 2006.

Annualized return on average assets was 1.43% for the three months ended March 31, 2007, compared to 1.67% for the same period in 2006. Annualized return on average stockholders’ equity was 12.1% for the three-month period ended March 31, 2007, compared to 13.7% for the same period in 2006.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the three-month period ended March 31, 2007 was $9,905,000, representing an increase of $491,000 or 5.2% when compared to the same period last year. An increased volume of loans is the reason for the increase. Despite an increase in the yields of all categories of earning assets, the net interest margin declined from 4.80% for the first quarter of 2006 to 4.47% for the first quarter of 2007 as a result of the increased cost of funds. The rate paid for interest bearing deposits increased 97 basis points from 2.23% for the first quarter of 2006 to 3.20% for the same period of 2007. The market for deposits remains extremely competitive thus far in 2007 and higher rates is a primary factor in attracting customer deposits. Total interest income increased by $2,825,000 for the three-month period ended March 31, 2007 when compared to the same period last year.

Total interest expense increased $2,334,000 for the three-month period ended March 31, 2007 when compared to the same period last year. An increase in the rate paid for interest bearing deposits is the primary reason for the increased expense. Rates paid for certificates of deposit and short-term borrowings increased as a result of higher short-term interest rates and increased competition for deposits. The average balance of interest bearing deposits increased by $75,696,000 for the three months ended March 31, 2007 when compared to the same period in 2006. The overall rate paid for interest bearing deposits increased 97 basis points to 3.20% as a result of higher rates paid for all deposits. For the three months ended March 31, 2007, the average balance of certificates of deposits, including those $100,000 or more, increased by $48,432,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 94 basis points to 4.84%. Other certificates of deposit increased $36,647,000 when compared to the same period last year, and the average rate paid for those deposits increased 90 basis points to 4.43%. Comparing the first three months of 2007 to the same period in 2006, interest bearing demand deposits increased by approximately $3,197,000 and money management and savings deposits declined by $12,581,000.

Loans comprised 78.1% and 79.5% of total average earning assets at March 31, 2007 and 2006, respectively.

Analysis of Interest Rates and Interest Differentials.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
(Dollars in thousands)	Average Balance	Income Expense	Yield Rate	Average Balance	Income Expense	Yield Rate
Earning Assets
Investment securities	$130,007	$1,476	4.54%	$121,854	$1,234	4.05%
Loans	698,735	13,641	7.81%	629,172	11,466	7.29%
Interest bearing deposits	26,678	338	5.07%	15,748	171	4.35%
Federal funds sold	38,819	520	5.35%	24,927	276	4.43%
Total earning assets	894,239	15,975	7.15%	791,701	13,147	6.64%
Noninterest earning assets	54,616			61,148
Total Assets	$948,855			$852,849

Interest bearing liabilities
Interest bearing deposits	$670,831	5,368	3.20%	$595,135	3,318	2.23%
Short term borrowing	27,180	246	3.62%	33,518	264	3.16%
Long term debt	27,000	371	5.50%	5,722	69	4.84%
Total interest bearing liabilities	725,011	5,985	3.30%	634,375	3,651	2.30%
Noninterest bearing liabilities	111,212			114,787
Stockholders’ equity	112,632			103,687
Total liabilities and stockholders’ equity	$948,855			$852,849

Net interest spread		$9,990	3.85%		$9,496	4.34%
Net interest margin			4.47%			4.80%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income

Noninterest income for the first quarter of 2007 declined $58,000 to $3,648,000 when compared to the first quarter of 2006. During the first quarter of 2007, income from service charges on deposit accounts declined $55,000 and insurance agency commissions declined $292,000. The decline in service charges is attributable primarily to a customer overdraft privilege program and the decrease in insurance agency commissions is attributable to contingency income from insurance companies, which varies from year to year depending on a number of factors outside of our control. We earned an unusually large amount of contingency income in 2006. Other noninterest income increased $289,000 relating to growth of our secondary market mortgage program operating as Wye Mortgage Group and growth in revenue from our trust department operating as Wye Trust Services.

Noninterest Expense

Noninterest expense for the first quarter of 2007 increased $800,000 when compared to the first quarter of 2006. The increase is primarily the result of increased salaries and benefits costs of $465,000. Increases in salary and benefit are the result of higher incentive compensation cost and increased staffing for expansion of the Wye Mortgage Group, two new bank branches opened since the first quarter of 2006, and the additional cost associated with segregating the CEO positions at Shore Bancshares, Inc. and Talbot Bank, our largest bank subsidiary, and the associated hiring of a new CEO for Talbot Bank in the third quarter of 2006. Other operating cost increases totaling $335,000 were related to our overall growth.

Income Taxes

The effective tax rate for the three months ended March 31, 2007 was 37.2%, compared to 37.9% for the same period last year. Management believes that there have been no changes in tax laws or to our tax structure that are likely to have a future material impact on our effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans, net of unearned income, totaled $697,466,000 at March 31, 2007, a decrease of $2,253,000 since December 31, 2006. Average loans, net of unearned income, increased by $69,563,000 or 11.1% for the three months ended March 31, 2007 when compared to the same period last of year.

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

The provision for credit losses for the three-month periods ended March 31, 2007 and 2006 was $242,000 and $311,000, respectively. The decline in the provision for the first quarter of 2007 when compared to the same period last year reflects the current quality of the loan portfolio as well as a lack of growth during the period. Management believes that we continue to maintain strong underwriting guidelines. In addition, Management believes that the local economy, including the local real estate economy, remains stable and that, as a result, collateral values remain stable. Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $36,000 for the three-month period ended March 31, 2007, compared to $130,000 for the same period last year. The allowance for credit losses as a percentage of average loans was .93% at March 31, 2007, compared to .86% at March 31, 2006. Loans past due 90 days and still accruing at March 31, 2007 remained relatively stable, totaling $662,000 compared to $641,000 at December 31, 2006. One loan totaling $4,500,000, which was on nonaccrual at December 31, 2006, was paid in full during the first quarter of 2007. The Company did not incur any principal loss on the loan. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2007.

The following table presents a summary of the activity in the allowance for credit losses:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Allowance balance - beginning of period	$6,300	$5,236
Charge-offs:
Commercial and other	16	1
Real estate	-	107
Consumer	79	68
Totals	95	176
Recoveries:
Commercial	32	-
Real estate	-	29
Consumer	27	17
Totals	59	46
Net charge-offs	36	130
Provision for credit losses	242	311
Allowance balance-end of period	$6,506	$5,417

Average loans outstanding during period	$698,735	$629,172
Net charge-offs (annualized) as a percentage of average loans outstanding during period	.02%	.08%
Allowance for credit losses at period end as a percentage of average loans	.93%	.86%

Because our loans are predominately secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values and the performance of our loan portfolio. We have a concentration of commercial real estate loans. Commercial real estate loans, excluding construction and land development loans, at March 31, 2007 were approximately $220,589,000 or 31.6% of total loans, compared to $223,743,000 or 32.0% of total loans at December 31, 2006. Construction and land development loans at March 31, 2007 were $149,826,000 or 21.5% of total outstanding loans, compared to $153,715,000 or 22.2% of total loans at December 31, 2006. We do not engage in foreign lending activities.

Nonperforming Assets

The following table summarizes our past due and nonperforming assets (in thousands):

	March 31, 2007	December 31, 2006
Nonperforming Assets:
Nonaccrual loans	$3,974	$7,658
Other real estate owned	398	398
	4,372	8,056
Past due loans still accruing	662	641
Total nonperforming and past due loans	$5,034	$8,697

Investment Securities

Investment securities totaled $129,557,000 at March 31, 2007, compared to $130,246,000 at December 31, 2006. Reinvestment rates on bonds purchased during the first three months of 2007 were much higher that the yields on bonds that matured during this period. The average balance of investment securities was $130,007,000 for the three months ended March 31, 2007, compared to $121,854,000 for the same period in 2006. The tax equivalent yields on investment securities were 4.54% and 4.05% for the three month periods ended March 31, 2007 and 2006, respectively.

Deposits

Total deposits at March 31, 2007 were $778,359,000, compared to $774,182,000 at December 31, 2006. Certificates of deposit of $100,000 or more increased by $6,352,000 during the first three months of 2007, NOW and SuperNOW increased $2,891,000 and noninterest bearing demand declined by $6,182,000 since December 31, 2006. Other time and savings deposits have increased by $1,116,000.

Borrowed Funds

Short-term borrowings at March 31, 2007 and December 31, 2006 were $32,815,000 and $28,524,000, respectively. Short-term borrowings consisted of securities sold under agreements to repurchase and short-term borrowings from a correspondent bank or the Federal Home Loan Bank.

Long Term Debt

At March 31, 2007, we had advances from the Federal Home Loan Bank totaling $27,000,000. Maturities of outstanding advances are as follows:

July 2007	$3,000,000
September 2007	2,000,000
October 2007	4,000,000
November 2007	6,000,000
February 2008	5,000,000
June 2008	7,000,000

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta and Felton Bank is a member of the Federal Home Loan Bank of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $135 million at March 31, 2007. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $113.4 million at March 31, 2007, an increase of 1.8% since December 31, 2006. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, declined by $218,000 during the first three months of 2007, resulting in accumulated other comprehensive loss of $505,000 at March 31, 2007.

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

A comparison of our capital ratios as of March 31, 2007 to the minimum regulatory requirements is presented below:

	Actual	Minimum Requirements
Tier 1 risk-based capital	13.30%	4.00%
Total risk-based capital	14.20%	8.00%
Leverage ratio	10.75%	3.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and Management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2006 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2006.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2007 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2006. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock of Shore Bancshares, Inc. purchased by or on behalf of Shore Bancshares, Inc. and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2007	-	-	-	-
February 2007	-	-	-	-
March 2007	10,000	$26.05	-	418,700
Total	10,000	$26.05	-	418,700

Note:

(1)
All shares were purchased under our repurchase plan that was adopted on February 2, 2006 and revised on May 2, 2007. The adoption of this plan and its revision were publicly announced on February 8, 2006 and May 2, 2007, respectively. The plan originally authorized the repurchase of up to 165,000 shares of common stock over a 60-month period in open market and/or private transactions. As revised, the plan now authorizes the repurchase of up to 5% of the issued and outstanding shares of common stock (or approximately 418,700 shares as of March 31, 2007) over the same 60-month period. The plan provides that the price at which the shares are purchased may not be less than the fair market value of a share of common stock as listed or quoted on the Nasdaq Stock Market on the date of purchase.

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 9, 2007	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.5
Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007).

10.6
Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.7	Shore Bancshares, Inc. 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 3, 2007).

10.8	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.9
Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

10.10
Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Cannon, Freestate and Pierson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006).

10.11
Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Cannon, Freestate and Pierson (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006).

10.12
Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.13
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.14
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.15
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.16
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.17	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.18	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.19	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.20	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).

10.21	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).