Form 10-Q
period 2007-06-30
SHORE BANCSHARES INC
filed 2007-08-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,379,707 shares of common stock as of August 1, 2007.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	June 30,	December 31,
ASSETS:	2007	2006
	(unaudited)
Cash and due from banks	$16,743	$26,511
Interest bearing deposits with other banks	15,553	33,540
Federal funds sold	15,226	19,622
Investment securities:
Held-to-maturity, at amortized cost (fair value of $13,750 and
$13,938 , respectively)	13,952	13,971
Available for sale, at fair value	112,353	116,275
Loans, less allowance for credit losses ($6,885 and
$6,300, respectively)	724,326	693,419
Insurance premiums receivable	487	574
Premises and equipment, net	15,965	15,973
Accrued interest receivable on loans and investment securities	5,065	4,892
Investment in unconsolidated subsidiary	937	937
Goodwill	11,939	11,939
Other intangible assets	1,421	1,569
Deferred income taxes	2,528	2,092
Other real estate owned	313	398
Other assets	3,955	3,937
TOTAL ASSETS	$940,763	$945,649

LIABILITIES:
Deposits:
Noninterest bearing demand	$110,305	$109,962
NOW and Super NOW	106,983	112,549
Certificates of deposit $100,000 or more	156,688	153,731
Other time and savings	390,752	397,940
Total Deposits	764,728	774,182
Accrued interest payable	2,071	2,243
Short term borrowings	27,560	28,525
Income taxes payable	84	-
Long term debt	27,000	25,000
Other liabilities	4,390	4,372
TOTAL LIABILITIES	825,833	834,322

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; authorized 35,000,000 shares;
issued and outstanding:
June 30, 2007 8,379,307
December 31, 2006 8,383,395	84	84
Additional paid in capital	29,487	29,687
Retained earnings	86,356	82,279
Accumulated other comprehensive loss	(997)	(723)
TOTAL STOCKHOLDERS’ EQUITY	114,930	111,327
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$940,763	$945,649

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$14,210	$12,481	$27,834	$23,936
Interest and dividends on investment securities:
Taxable	1,291	1,045	2,575	2,065
Tax-exempt	135	135	259	278
Other interest income	619	282	1,477	729
Total interest income	16,255	13,943	32,145	27,008

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	1,923	1,215	3,849	2,295
Other deposits	3,479	2,427	6,921	4,665
Interest on short-term borrowings	248	238	494	502
Interest on long-term debt	363	154	734	223

Total interest expense	6,013	4,034	11,998	7,685

NET INTEREST INCOME	10,242	9,909	20,147	19,323
PROVISION FOR CREDIT LOSSES	413	240	655	551

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	9,829	9,669	19,492	18,772

NONINTEREST INCOME
Service charges on deposit accounts	782	779	1,471	1,523
Gain on sale of securities	1	-	1	-
Insurance agency commissions	1,562	1,661	3,601	3,992
Other noninterest income	917	879	1,836	1,510

Total noninterest income	3,261	3,319	6,909	7,025

NONINTEREST EXPENSE
Salaries and employee benefits	4,715	4,395	9,648	8,863
Expenses of premises and equipment	822	708	1,654	1,440
Other noninterest expense	2,210	1,944	4,336	3,835

Total noninterest expense	7,747	7,047	15,638	14,138

INCOME BEFORE TAXES ON INCOME	5,343	5,941	10,763	11,659
Federal and state income tax expense	1,987	2,190	4,004	4,357

NET INCOME	$3,356	$3,751	$6,759	$7,302

Basic earnings per common share	$.40	$.45	$.81	$.87
Diluted earnings per common share	$.40	$.45	$.81	$.87
Dividends declared per common share	$.16	$.15	$.32	$.29

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Month Periods Ended June 30, 2007 and 2006
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

Balances, January 1, 2007	$84	$29,687	$82,279	$(723)	$111,327

Comprehensive income:
Net income	-	-	6,759	-	6,759

Other comprehensive gain, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $0	-	-	-	(274)	(274)

Total comprehensive income					6,485

Shares issued	-	37	-	-	37

Stock-based compensation expense	-	29	-	-	29

Stock repurchased and retired	-	(266)	-	-	(266)

Cash dividends declared $0.32 per share	-	-	(2,682)	-	(2,682)

Balances, June 30, 2007	$84	$29,487	$86,356	$(997)	$114,930

Balances, January 1, 2006	$55	$29,014	$73,642	$(1,263)	$101,448

Comprehensive income:
Net income	-	-	7,302	-	7,302

Other comprehensive loss, net of tax:
Unrealized loss on available for sale
securities, net of reclassification
adjustment of $0	-	-	-	(553)	(553)

Total comprehensive income					6,749

Shares issued	1	413	-	-	414

Stock-based compensation expense	-	24	-	-	24

Stock dividend paid	28	(28)	(9)	-	(9)

Cash dividends declared $0.29 per share	-	-	(2,395)	-	(2,395)

Balances, June 30, 2006	$84	29,423	$78,540	$(1,816)	$106,231

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,759	$7,302
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	743	712
Stock based compensation expense	29	24
Discount accretion on debt securities	(62)	(47)
Provision for credit losses	655	551
Gain on sale of premise and equipment	-	4
Net changes in:
Insurance premiums receivable	86	586
Accrued interest receivable	(173)	(373)
Other assets	(271)	(215)
Accrued interest payable	(172)	265
Accrued expenses	102	(282)
Net cash provided by operating activities	7,696	8,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities
available for sale	15,343	7,632
Proceeds from sale of investment securities available for sale	-	52
Purchase of securities available for sale	(11,824)	(5,852)
Proceeds from maturities and principal payments of securities
held to maturity	9	743
Purchase of securities held to maturity	-	(203)
Net increase in loans	(31,561)	(48,533)
Purchase of premises and equipment	(569)	(1,283)
Proceeds from sale of other real estate owned	85	255
Net cash used in investing activities	(28,517)	(47,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, NOW, money market and
savings deposits	(16,701)	(24,743)
Net increase in certificates of deposit	7,247	35,347
Net decrease in short term borrowings	(965)	(422)
Proceeds from long-term borrowings	2,000	21,000
Proceeds from issuance of common stock	37	414
Stock repurchased and retired	(266)	-
Dividends paid	(2,682)	(2,404)
Net cash (used in) provided by financing activities	(11,330)	29,192

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,151)	(9,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,673	67,459
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,522	$57,989

Supplemental cash flows information:
Interest paid	$12,170	$11,405
Income taxes paid	$4,130	$3,985
Transfers from loans to other real estate owned	$-	$255

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six Months Ended June 30, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2007, the results of operations for the three and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2006 were derived from audited financial statements. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding options and warrants. The following table provides information relating to the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands, except per share data)

Net Income	$3,356	$3,751	$6,759	$7,302

Weighted Average Shares Outstanding - Basic	8,378	8,367	8,380	8,356

Dilutive securities	15	26	15	34

Weighted Average Shares Outstanding - Diluted	8,393	8,393	8,395	8,390

Earnings per common share - Basic	$0.40	$0.45	$0.81	$0.87

Earnings per common share - Diluted	$0.40	$0.45	$0.81	$0.87

There were no antidilutive stock options excluded from the calculation of earnings per share for the three and six months ended June 30, 2007 and 2006.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Impaired loans with valuation allowance	$1,781	$7,658
Impaired loans with no valuation allowance	144	-
Total impaired loans	$1,925	$7,658
Allowance for credit losses applicable to impaired loans	$869	$883
Allowance for credit losses applicable to other than impaired loans	6,016	5,417
Total allowance for credit losses	$6,885	$6,300
Interest income on impaired loans recorded on the cash basis	$133	$-

Interest income on impaired loans recorded on the cash basis$ 133$ -

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 - Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2007, total commitments to extend credit were approximately $243,745,000. Outstanding letters of credit were approximately $26,002,000 at June 30, 2007.

Note 5 - Stock-Based Compensation

At June 30, 2007, the Company had four equity compensation plans: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan; (ii) the Talbot Bancshares, Inc. Employee Stock Option Plan; (iii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iv) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan. The plans are described in detail in Note 13 to the audited financial statements containd in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Stock-based awards granted to date are generally time-based, vesting 20% on each anniversary of the grant date over five years and, in the case of stock options, expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

The Company had stock options and restricted stock outstanding at June 30, 2007 under three equity compensation plans, each of which has been approved by our shareholders. During the second quarter of 2007 the Company granted 3,845 shares of restricted common stock at a value of $25.31 per share. The outstanding restricted stock awards vest in equal annual installments on the first through the fifth anniversary dates of the grant subject to the employees’ continued employment with the Company on the applicable anniversary date. Compensation expense for restricted stock awards is measured on the grant date fair value and then recognized over the respective service period, which matches the vesting period. None of the Company’s outstanding restricted stock awards were vested at June 30, 2007.

The following table summarizes restricted stock award activity for the Company under the 2006 Plan from January 1, 2007 through June 30, 2007:

		Weighted Average grant
		date fair value per
	Shares	common share
Outstanding at January 1, 2007	-	-
Granted	3,845	$25.31
Vested	-	-
Cancelled	-	-
Outstanding at June 30, 2007	3,845	$25.31

During the three- and six-month periods ended June 30, 2007 the Company recognized pre-tax stock-based compensation expense of $17,000 and $29,000, respectively, compared to $12,000 and $24,000 for the comparable periods last year. Such expense includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, and all awards granted subsequent to January 1, 2006, based on the grant-date fair value. The Company recognized compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was $92,451 as of June 30, 2007. The cost will be recognized over the remaining service period.

The Company granted options pursuant to its ESPP on January 31, 2006. The fair value of these options was estimated using the Black-Scholes valuation model using the following weighted average assumptions:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest	4.53%
Expected lives (in years)	2.25

The weighted average fair value of options granted was $5.91 per share in 2006. No options were granted during the three- or six-month periods ended June 30, 2007.

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

The following is a summary of changes in shares under option for all plans for the six-month period ended June 30, 2007:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	37,515	$15.82
Granted	-	-
Exercised	(2,525)	17.92
Expired/Cancelled	(77)	18.47
Outstanding at end of period	34,913	15.73	$353,769

Exercisable at the end of period	34,913	$16.19	$359,769

The following summarizes information about options outstanding at June 30, 2007:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life
$21.33	5,075	5,075	1.55
14.00	4,005	4,005	2.55
13.17	17,495	17,495	3.92
18.47	8,338	8,338	0.83
	34,913	34,913

The total intrinsic value of stock options exercised during the six -month periods ended June 30, 2007 and 2006 was approximately $24,000 and $537,000, respectively. Cash received upon exercise of options during the six-month periods ended June 30, 2007 and 2006 was approximately $37,000 and $222,000, respectively.

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

Selected financial information by line of business for the six months ended June 30 is included in the following table:

	Community	Insurance products	Parent	Intersegment	Consolidated
(In thousands)	banking	and services	Company(a)	Transactions	Total
2007
Net Interest income	$20,119	$23	$5	$-	$20,147
Provision for credit losses	655	-	-	-	655
Net interest income after provision	19,464	23	5	-	19,492

Noninterest income	3,309	3,718	2,568	(2,686)	6,909
Noninterest expense	12,585	3,080	2,659	(2,686)	15,638
Income before taxes	10,188	661	(86)	-	10,763
Income tax expense	3,790	246	(32)	-	4,004

Net income	$6,398	$415	$(54)	$-	$6,759
Intersegment revenue(expense)	$(2,279)	$(183)	$2,462	$-	$-
Average assets	$931,205	$9,918	$3,635	$-	$944,758

2006
Net Interest income	$19,321	$-	$2	$-	$19,323
Provision for credit losses	551	-	-	-	551
Net interest income after provision	18,770	-	2	-	18,772

Noninterest income	2,993	4,104	2,102	(2,174)	7,025
Noninterest expense	11,096	3,062	2,154	(2,174)	14,138
Income before taxes	10,667	1,042	(50)	-	11,659
Income tax expense	3,949	427	(19)	-	4,357
Net income	$6,718	$615	$31	$-	$7,302

Intersegment revenue(expense)	$(1,872)	$(113)	$1,985	$-	$-
Average assets	$843,765	$10,240	$3,709	$-	$857,714

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

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 17 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc. The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Global Market under the symbol “SHBI”.

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

OVERVIEW

Net income for the second quarter of 2007 was $3,356,000, or diluted earnings per share of $.40, compared to $3,751,000, or diluted earnings per share of $.45, for the second quarter of 2006. Annualized return on average assets was 1.43% for the second quarter of 2007, compared to 1.75% for the same period in 2006. Annualized return on average stockholders’ equity was 11.69% for the second quarter of 2007 compared to 14.57% for the same period in 2006.

Net income for the six months ended June 30, 2007 was $6,759,000, or diluted earnings per share of $.81, compared to $7,302,000, or diluted earnings per share of $.87, for the six months ended June 30, 2006. Annualized return on average assets was 1.43% for the six months ended June 30, 2007, compared to 1.70% for the same period in 2006. Annualized return on average stockholder’s equity was 11.89% for the six months ended June 30, 2007, compared to 13.93% for the same period in 2006.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three- and six-month periods ended June 30, 2007 was $10,242,000 and $20,147,000, respectively, an increase of $333,000 or 3.4% and $824,000 or 4.3%, respectively, when compared to the same periods last year. These increases are attributable to increases in earning assets, mostly loans, and increased yields on earning assets. Total interest income increased by $2,312,000 and $5,137,000 for the three- and six-month periods ended June 30, 2007, respectively, when compared to the same periods last year.

The Company’s net interest margin was 4.66% for the second quarter of 2007, compared to 5.00% for the second quarter of 2006. The market for deposits remained competitive throughout the second quarter of 2007, resulting in higher rates paid for interest-bearing deposits. The cost of funds increased 79 basis points from 2.15% to 2.94% for the quarter ended June 30, 2007 when compared to the same quarter in 2006. The competitive environment for deposits was the primary cause of the increase in the cost of funds.

Total interest expense increased $1,979,000 and $4,313,000 for the three- and six-month periods ended June 30, 2007 when compared to the same periods last year. The average balance of interest bearing deposits increased by $68,618,000 for the six months ended June 30, 2007 when compared to the same period in 2006. The overall rate paid for interest bearing deposits increased 90 basis points to 3.24% as a result of higher rates paid for all deposits. For the six months ended June 30, 2007, the average balance of certificates of deposits, including those $100,000 or more, increased by $56,313,000 when compared to the same period last year, and the average rate paid for those certificates of deposit increased 50 basis points to 4.51%. Other certificates of deposit increased $22,154,000 when compared to the same period last year, and the average rate paid for those deposits increased 111 basis points to 4.77%. Comparing the first six months of 2007 to the same period in 2006, interest bearing demand deposits increased by approximately $4,272,000 and money management and savings deposits declined by $14,122,000.

Loans comprised 79.2% and 80.8% of total average earning assets at June 30, 2007 and 2006, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through June 30, 2007 and 2006:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average	Income	Yield	Average	Income	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Investment securities	$129,422	$2,974	4.60%	$121,534	$2,488	4.09%
Loans	705,465	27,873	7.90%	643,335	23,962	7.45%
Interest bearing deposits	25,630	667	5.20%	10,748	242	4.50%
Federal funds sold	30,743	810	5.27%	20,759	487	4.69%
Total earning assets	891,260	32,324	7.25%	796,380	27,179	6.83%
Noninterest earning assets	53,498			61,334
Total Assets	$944,758			$857,714

Interest bearing liabilities
Interest bearing deposits	$664,208	10,770	3.24%	$595,590	6,960	2.34%
Short term borrowing	26,832	494	3.69%	30,417	502	3.30%
Long term debt	27,000	734	5.43%	10,684	223	4.18%
Total interest bearing liabilities	718,040	11,998	3.34%	636,691	7,685	2.41%
Noninterest bearing liabilities	112,998			116,202
Stockholders’ equity	113,720			104,821
Total liabilities and stockholders’ equity	$944,758			$857,714

Net interest spread		$20,326	3.91%		$19,494	4.42%
Net interest margin			4.56%			4.90%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2007 totaled $3.3 million and $6.9 million, respectively, when compared to $3.3 million and $7.0 million for the same periods in 2006. The declines are primarily attributable to a decrease in insurance agency commissions relating to contingency income received, which varies from year to year depending on a number of factors outside of the control of the Company. The Company received an unusually large amount of contingency income in 2006. During the first half of 2007, service charge income declined $52,000, insurance agency commissions, which includes contingency income, declined $391,000 and other noninterest income increased $326,000 when compared to the same six-month period in 2006. The increase in other noninterest income is primarily attributable to trust and investment management fee increases of approximately $144,000 due to growth in assets under management and increased commission income from mortgages originated for sale on the secondary market of $309,000.

Noninterest Expense
Noninterest expense for the three and six months ended June 30, 2007 increased $700,000 or 9.9% and $1.5 million or 10.6%, respectively, when compared to the same periods in 2006. The increases are primarily attributable to the increased cost of operating two additional bank branches, increased commission expense related to the increased income from the trust and advisory services and secondary market mortgage programs, as well as additional cost associated with segregating the CEO positions at Shore Bancshares and The Talbot Bank of Easton, Maryland, and hiring a new CEO for Talbot Bank in the third quarter of 2006. The Company also incurred additional operating expense in conjunction with the search to fill the CEO position at Centreville National Bank, following the retirement of the previous CEO on December 31, 2006.

Income Taxes
The effective tax rate was 37.2% for each of the three and six month periods ended June 30, 2007 compared to 36.9% and 37.4%, respectively, for the same periods last year. Management believes that there have been no changes in tax laws or to our tax structure that are likely to have a future material impact on our effective tax rate.

ANALYSIS OF FINANCIAL CONDITION
Loans
Loans, net of unearned income, totaled $731,211,000 at June 30, 2007, an increase of $31,492,000 since December 31, 2006. Substantially all of the loan growth occurred during the second quarter of 2007. Average loans, net of unearned income, increased by $62,130,000 or 9.7% for the six months ended June 30, 2007 when compared to the same period last of year.

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

The provision for credit losses for the three- and six-month periods ended June 30, 2007 was $413,000 and $655,000, respectively, compared to $240,000 and $551,000, respectively for the same periods in 2006. The increase in the provision during the second quarter of 2007 when compared to the same period last year is attributable to the growth in the loan portfolio and the identification of losses in loans put on nonaccrual status during the second quarter. The overall credit quality of the portfolio remains strong as evidenced by loan delinquency and charge-off data at June 30, 2007. Management believes that we continue to maintain strong underwriting guidelines. Management also believes that the local economy remains stable, despite a slowing in the real estate market and that collateral values remain stable. Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $70,000 for the six-month period ended June 30, 2007, compared to $225,000 for the same period last year. The allowance for credit losses as a percentage of average loans was .98% at June 30, 2007, compared to .86% at June 30, 2006. Loans past due 90 days and still accruing at June 30, 2007 increased slightly during the quarter, totaling $787,000, compared to $641,000 at December 31, 2006. Nonaccrual loans continued to decline during the second quarter, totaling $1,944,000, compared to $3,974,000 at March 31, 2007 and $7,658,000 at December 31, 2006. One loan totaling $4,500,000, which was on nonaccrual at December 31, 2006, was paid in full during the first quarter of 2007. Another loan relationship with loans totaling approximately $812,000 was paid in full during the second quarter of 2007 and other loans totaling approximately $1,173,000 were either paid in full or restored to accrual status due to significant improvements made by the borrower in reducing its outstanding debts with the Company as well as improvements made in its operations. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at June 30, 2007.

The following table presents a summary of the activity in the allowance for credit losses:

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Allowance balance - beginning of period	$6,300	$5,236
Charge-offs:
Commercial and other	35	162
Real estate	-	1
Consumer	122	144
Totals	157	307
Recoveries:
Commercial	42	34
Real estate	-	1
Consumer	45	47
Totals	87	82
Net charge-offs	70	225
Provision for credit losses	655	551
Allowance balance-end of period	$6,885	$5,562

Average loans outstanding during period	$705,465	$643,335
Net charge-offs (annualized) as a percentage of
average loans outstanding during period	.02%	.07%
Allowance for credit losses at period end as a
percentage of average loans	.98%	.86%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on collateral values and the performance of our loan portfolio. We have a concentration of commercial real estate loans. Commercial real estate loans, excluding construction and land development loans, at June 30, 2007 were approximately $207,851,000 or 28.4% of total loans, compared to $223,743,000 or 32.0% of total loans at December 31, 2006. Construction and land development loans at June 30, 2007 were $149,202,000 or 20.4% of total outstanding loans, compared to $153,715,000 or 22.2% of total loans at December 31, 2006. We do not engage in foreign lending activities or subprime lending.

Nonperforming Assets

The following table summarizes our past due and nonperforming assets (in thousands):

	June 30,	December 31,
Nonperforming Assets:	2007	2006
Nonaccrual loans	$1,944	$7,658
Other real estate owned	313	398
	2,257	8,056
Past due loans still accruing	787	641
Total nonperforming and past due loans	$3,044	$8,697

Investment Securities

Investment securities totaled $126,305,000 at June 30, 2007, compared to $130,246,000 at December 31, 2006. Reinvestment rates on bonds purchased during the first six months of 2007 were much higher that the yields on bonds that matured during this period. The average balance of investment securities was $129,422,000 for the six months ended June 30, 2007, compared to $121,534,000 for the same period in 2006. The tax equivalent yields on investment securities were 4.60% and 4.09% for the six month periods ended June 30, 2007 and 2006, respectively.

Deposits

Total deposits at June 30, 2007 were $764,728,000, compared to $774,182,000 at December 31, 2006. Certificates of deposit of $100,000 or more increased by $2,957,000 during the first six months of 2007, NOW and SuperNOW declined $5,566,000 and noninterest bearing demand remained relatively stable, increasing only $343,000 since December 31, 2006. Other time and savings deposits have declined by $7,188,000 during the six months ended June 30, 2007.

Borrowed Funds

Short-term borrowings at June 30, 2007 and December 31, 2006 were $27,560,000 and $28,525,000, respectively. Short-term borrowings consisted of securities sold under agreements to repurchase and short-term borrowings from a correspondent bank or the Federal Home Loan Bank.

Long Term Debt

At June 30, 2007, we had advances from the Federal Home Loan Bank totaling $27,000,000. Maturities of outstanding advances are as follows:

July 2007	$3,000,000
September 2007	2,000,000
October 2007	4,000,000
November 2007	6,000,000
February 2008	5,000,000
June 2008	7,000,000

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta and Felton Bank is a member of the Federal Home Loan Bank of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $132 million at June 30, 2007. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $114.9 million at June 30, 2007, an increase of 3.2% since December 31, 2006. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, increased by $274,000 during the first six months of 2007, resulting in accumulated other comprehensive loss of $997,000 at June 30, 2007.

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

A comparison of our capital ratios as of June 30, 2007 to the minimum regulatory requirements is presented below:

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	13.37%	4.00%
Total risk-based capital	14.32%	8.00%
Leverage ratio	11.08%	3.00%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2007 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended June 30 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2007
May 2007	234	$25.95	234	418,466
June 2007
Total	234	$25.95	234	418,466

Note:

(1)
All shares were purchased under the Company’s repurchase plan that was adopted on February 2, 2006 and amended on May 1, 2007. The adoption of this plan and its amendment were publicly announced on February 8, 2006 and May 3, 2007, respectively. The plan originally authorized the Company to purchase up to 165,000 shares of its common stock over a 60-month period in open market and/or private transactions. As amended, the plan now authorizes the Company to repurchase up to 5% of the issued and outstanding shares of Company common stock (or 418,700 as of April 30, 2007) over the same 60-month period. The plan provides that the price at which the shares are purchased may not be less than the fair market value of a share of common stock as listed or quoted on the Nasdaq Stock Market on the date of purchase.

Item 4. Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 25, 2007, the stockholders of Shore Bancshares, Inc. elected four individuals to serve as Class I Directors until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualify. The Board of Directors submitted this matter to a vote through the solicitation of proxies. The results of the vote were as follows:

	For	Withheld	Abstain	Broker Non-Votes
Election of Directors:
William W. Duncan	6,444,338	58,027	-	-
Thomas H. Evans	6,431,293	71,072	-	-
Richard C. Granville	6,443,523	58,842	-	-
Christopher F. Spurry	6,443,523	58,842	-	-

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: August 9, 2007	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.17	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.18	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.19	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.20	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).

10.21	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

99.1	Shore Bancshares, Inc. Dividend Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3D (File No. 333-143002).