Form 10-Q
period 2007-09-30
SHORE BANCSHARES INC
filed 2007-11-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,380,539 shares of common stock as of November 1, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS:
Cash and due from banks	$19,972	$26,511
Interest bearing deposits with other banks	3,642	33,540
Federal funds sold	7,039	19,622
Investment securities:
Held-to-maturity, at amortized cost (fair value of $12,856 and $13,938 , respectively)	12,900	13,971
Available for sale, at fair value	109,873	116,275
Loans, less allowance for credit losses ($7,221 and $6,300, respectively)	743,236	693,419
Insurance premiums receivable	250	574
Premises and equipment, net	15,651	15,973
Accrued interest receivable on loans and investment securities	5,840	4,892
Investment in unconsolidated subsidiary	937	937
Goodwill	11,939	11,939
Other intangible assets	1,366	1,569
Deferred income taxes	2,122	2,092
Other real estate owned	745	398
Other assets	4,365	3,937
TOTAL ASSETS	$939,877	$945,649

LIABILITIES:
Deposits:
Noninterest bearing demand	$110,496	$109,962
NOW and Super NOW	104,636	112,549
Certificates of deposit $100,000 or more	160,199	153,731
Other time and savings	384,792	397,940
Total Deposits	760,123	774,182
Accrued interest payable	2,140	2,243
Short term borrowings	39,389	28,525
Long term debt	16,000	25,000
Other liabilities	4,489	4,372
TOTAL LIABILITIES	822,141	834,322

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; authorized 35,000,000 shares; issued and outstanding:
September 30, 2007 8,380,257
December 31, 2006 8,383,395	84	84
Additional paid in capital	29,518	29,687
Retained earnings	88,367	82,279
Accumulated other comprehensive loss	(233)	(723)
TOTAL STOCKHOLDERS’ EQUITY	117,736	111,327
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$939,877	$945,649

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$14,732	$13,375	$42,566	$37,311
Interest and dividends on investment securities:
Taxable	1,325	1,160	3,900	3,225
Tax-exempt	128	138	387	416
Other interest income	358	695	1,835	1,424
Total interest income	16,543	15,368	48,688	42,376

INTEREST EXPENSE
Certificates of deposit, $100,000 or more	1,945	1,752	5,794	4,047
Other deposits	3,548	3,106	10,469	7,771
Interest on short-term borrowings	279	267	838	769
Interest on long-term debt	308	341	977	564

Total interest expense	6,080	5,466	18,078	13,151

NET INTEREST INCOME	10,463	9,902	30,610	29,225
PROVISION FOR CREDIT LOSSES	604	416	1,259	967

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,859	9,486	29,351	28,258

NONINTEREST INCOME
Service charges on deposit accounts	949	799	2,420	2,322
Gain on sale of securities	-	3	1	3
Insurance agency commissions	1,403	1,423	5,004	5,415
Other noninterest income	703	663	2,539	2,173

Total noninterest income	3,055	2,888	9,964	9,913

NONINTEREST EXPENSE
Salaries and employee benefits	4,823	4,466	14,471	13,329
Expenses of premises and equipment	778	802	2,432	2,242
Other noninterest expense	1,998	1,939	6,334	5,774

Total noninterest expense	7,599	7,207	23,237	21,345

INCOME BEFORE TAXES ON INCOME	5,315	5,167	16,078	16,826
Federal and state income tax expense	1,964	1,968	5,968	6,325

NET INCOME	$3,351	$3,199	$10,110	$10,501

Basic earnings per common share	$.40	$.38	$1.21	$1.26
Diluted earnings per common share	$.40	$.38	$1.20	$1.25
Dividends declared per common share	$.16	$.15	$.48	$.44

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Month Periods Ended September 30, 2007 and 2006
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

Balances, January 1, 2007	$84	$29,687	$82,279	$(723)	$111,327

Comprehensive income:
Net income	-	-	10,110	-	10,110

Other comprehensive gain, net of tax:
Unrealized loss on available for sale securities, net of reclassification adjustment of $0	-	-	-	490	490

Total comprehensive income					10,600

Shares issued	-	46	-	-	46

Stock-based compensation expense	-	51	-	-	51

Stock repurchased and retired	-	(266)	-	-	(266)

Cash dividends declared $0.48 per share	-	-	(4,022)	-	(4,022)

Balances, September 30, 2007	$84	$29,518	$88,367	$(233)	$117,736

Balances, January 1, 2006	$55	$29,014	$73,642	$(1,263)	$101,448

Comprehensive income:
Net income	-	-	10,501	-	10,501

Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities, net of reclassification adjustment of $0	-	-	-	343	343

Total comprehensive income					10,844

Shares issued	1	538	-	-	539

Stock-based compensation expense	-	36	-	-	36

Stock dividend paid	28	(28)	(9)	-	(9)

Cash dividends declared $0.44 per share	-	-	(3,651)	-	(3,651)

Balances, September 30, 2006	$84	$29,560	$80,483	$(920)	$109,207

See accompanying notes to Condensed Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,110	$10,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,084	1,095
Stock based compensation expense	51	36
Discount accretion on debt securities	(144)	(115)
Provision for credit losses	1,259	967
Gain on sale of securities	(1)	(3)
(Gain) loss on disposition of premise and equipment	108	(8)
Gain on sale of other real estate owned	(13)	-
Equity in earnings of unconsolidated subsidiary	-	(29)
Net changes in:
Insurance premiums receivable	324	915
Accrued interest receivable	(948)	(1,328)
Other assets	(766)	(674)
Accrued interest payable	(103)	606
Accrued expenses	117	(114)
Net cash provided by operating activities	11,078	11,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	65,646	43,331
Proceeds from sale of investment securities available for sale	500	52
Purchase of securities available for sale	(58,814)	(47,993)
Proceeds from maturities and principal payments of securities held to maturity	1,174	1,112
Purchase of securities held to maturity	(117)	(203)
Net increase in loans	(51,774)	(58,555)
Proceeds from sale of premise and equipment	-	25
Purchase of premises and equipment	(640)	(1,584)
Proceeds from sale of other real estate owned	364	255
Net cash used in investing activities	(43,661)	(63,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, NOW, money market and savings deposits	(20,318)	(20,228)
Net increase in certificates of deposit	6,259	82,210
Net increase (decrease) in short term borrowings	10,864	(8,534)
Proceeds from long-term borrowings	-	21,000
Repayment of long-term borrow	(9,000)	-
Proceeds from issuance of common stock	46	539
Stock repurchased and retired	(266)	-
Dividends paid	(4,022)	(3,660)
Net cash (used in) provided by financing activities	(16,437)	71,327
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,020)	19,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,673	67,459
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,653	$87,075

Supplemental cash flows information:
Interest paid	$18,181	$12,545
Income taxes paid	$6,474	$6,745
Transfers from loans to other real estate owned	$698	$255

See accompanying notes to Condensed Consolidated Financial Statements

Shore Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine Months Ended September 30, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2007, the results of operations for the three and nine-month periods ended September 30, 2007 and 2006, changes in stockholders’ equity for the nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2006 were derived from audited financial statements. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 – Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net Income	$3,351	$3,199	$10,110	$10,501

Weighted Average Shares Outstanding - Basic	8,380	8,374	8,380	8,362

Dilutive securities	12	22	14	30

Weighted Average Shares Outstanding - Diluted	8,392	8,396	8,394	8,392

Earnings per common share – Basic	$0.40	$0.38	$1.21	$1.26

Earnings per common share – Diluted	$0.40	$0.38	$1.20	$1.25

There were no antidilutive stock options excluded from the calculation of earnings per share for the three and nine months ended September 30, 2007 and 2006.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Impaired loans with valuation allowance	$1,922	$7,658
Impaired loans with no valuation allowance	1,784	-
Total impaired loans	$3,706	$7,658

Allowance for credit losses applicable to impaired loans	$932	$883
Allowance for credit losses applicable to other than impaired loans	6,289	5,417
Total allowance for credit losses	$7,221	$6,300

Interest income on impaired loans recorded on the cash basis	$133	$-

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2007, total commitments to extend credit were approximately $247,093,000. Outstanding letters of credit were approximately $20,683,000 at September 30, 2007.

Note 5 – Stock-Based Compensation

At September 30, 2007, the Company had four equity compensation plans: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan; (ii) the Talbot Bancshares, Inc. Employee Stock Option Plan; (iii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iv) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Equity Plan”). The plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Stock-based awards granted to date are generally time-based, vesting 20% on each anniversary of the grant date over five years and, in the case of stock options, expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

During the second quarter of 2007, the Company granted 3,845 restricted shares of common stock at a value of $25.31 per share pursuant to the 2006 Equity Plan. The restricted shares vest in equal annual installments on the first through the fifth anniversary dates of the grant subject to the employees’ continued employment with the Company on the applicable anniversary date. Compensation expense for restricted stock awards is measured based on the grant date fair value and then recognized over the respective service period, which matches the vesting period. None of the outstanding restricted stock awards were vested at September 30, 2007.

During the third quarter of 2007, the Company granted 400 shares of common stock at a value of $25.00 per share pursuant to the 2006 Equity Plan. The shares were fully vested upon issuance and the compensation expense associated with the grant date fair value was recognized on the grant date.

The following table summarizes stock award activity for the Company under the 2006 Equity Plan from January 1, 2007 through September 30, 2007:

		Weighted Average grant
		date fair value per
	Shares	common share
Outstanding at January 1, 2007	-	-
Granted	4,245	$25.28
Cancelled	-	-
Outstanding at September 30, 2007	4,245	$25.28

Nonvested at September 30, 2007	3,845	$25.31

During the three- and nine-month periods ended September 30, 2007, the Company recognized pre-tax stock-based compensation expense of $22,000 and $51,000, respectively, compared to $12,000 and $36,000, respectively, for the comparable periods last year. Such expense includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, and all awards granted subsequent to January 1, 2006, based on the grant-date fair value. The Company recognized compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. The total of unrecognized compensation cost related to nonvested share-based compensation arrangements was $87,585 as of September 30, 2007. The cost will be recognized over the remaining service period.

The Company granted options pursuant to its ESPP on January 31, 2006. The fair value of these options was estimated using the Black-Scholes valuation model using the following weighted average assumptions:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest	4.53%
Expected lives (in years)	2.25

The weighted average fair value of options granted was $5.91 per share in 2006. No options were granted during the three- or nine-month periods ended September 30, 2007.

The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at the time of the ESPP grant date. For valuation of the ESPP awards, the Company used the risk-free interest rate on the date of grant. The expected life of the options represents the period of time that the Company expects the awards will be outstanding based on historical experience with similar awards. The computation of expected volatility for the ESPP awards is based on historical volatility of the underlying securities. The expected dividend yield is calculated by taking the total expected annual dividend payout divided by the average stock price. Stock-based compensation expense recognized in the consolidated statement of operation in the first quarter of 2006 and 2007 reflects forfeitures as they occured.

The following is a summary of changes in shares under option for all plans for the nine-month period ended September 30, 2007:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	37,515	$15.82
Granted	-	-
Exercised	(3,100)	16.91
Expired/Cancelled	(161)	18.47
Outstanding at end of period	34,254	15.71	$288,742

Exercisable at the end of period	34,254	$15.71	$288,742

The following summarizes information about options outstanding at September 30, 2007:

Options Outstanding and Exercisable

		Weighted Average
		Remaining
Exercise Price	Number	Contract Life (years)
$21.33	5,075	1.30
14.00	4,005	2.30
13.17	17,195	4.53
18.47	7,979	0.58
	34,254

The total intrinsic value of stock options exercised during the nine -month periods ended September 30, 2007 and 2006 was approximately $30,000 and $659,000, respectively. Cash received upon exercise of options during the nine-month periods ended September 30, 2007 and 2006 was approximately $46,000 and $315,000, respectively.

Note 6 – Segment Reporting

The Company operates in two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 17-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the nine months ended September 30 is included in the following table:

	Community	Insurance products	Parent
(In thousands)	banking	and services	Company	Total
2007
Interest income	$48,688	$-	$-	$48,688
Interest expense	18,078	-	-	18,078
Provision for credit losses	1,259	-	-	1,259
Noninterest income	4,914	5,050	-	9,964
Noninterest expense	15,251	4,132	3,854	23,237
Net intersegment income	(3,457)	(274)	3,731	-
Income before taxes	15,557	644	(123)	16,078
Income tax expense(benefit)	5,792	255	(79)	5,968
Net income	$9,765	$389	$(44)	$10,110

Total assets	$927,468	$9,279	$3,130	$939,877

2006
Interest income	$42,376	-	$-	$42,376
Interest expense	13,151	-	-	13,151
Provision for credit losses	967	-	-	967
Noninterest income	4,413	5,467	33	9,913
Noninterest expense	13,963	4,202	3,180	21,345
Net intersegment income	(2,725)	(228)	2,953	-
Income before taxes	15,983	1,037	(194)	16,826
Income tax expense	5,971	414	(60)	6,325
Net income	$10,012	$623	$(134)	$10,501

Total assets	$921,588	$9,451	$3,298	$934,337

Note 7 – New Accounting Pronouncements

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on the Company’s financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 17 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company offers a full range of insurance products and services to its customers through The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC (collectively, the “Insurance Agency”) and investment advisory services through Wye Financial Services, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc. On October 1, 2007, the Company acquired Tri-State General Insurance Agency, LTD, a wholesale insurance agency located in Salisbury, Maryland, and its subsidiaries, and Jack Martin & Associates, Inc., a marine insurance agency located in Annapolis, Maryland.

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

OVERVIEW

Net income for the third quarter of 2007 was $3,351,000, or diluted earnings per share of $.40, compared to $3,199,000, or diluted earnings per share of $.38, for the third quarter of 2006. Annualized return on average assets was 1.42% for the third quarter of 2007, compared to 1.40% for the same period in 2006. Annualized return on average stockholders’ equity was 11.51% for the third quarter of 2007 compared to 11.84% for the same period in 2006.

Net income for the nine months ended September 30, 2007 was $10,110,000, or diluted earnings per share of $1.20, compared to $10,501,000, or diluted earnings per share of $1.25, for the nine months ended September 30, 2006. Annualized return on average assets was 1.43% for the nine months ended September 30, 2007, compared to 1.60% for the same period in 2006. Annualized return on average stockholder’s equity was 11.76% for the nine months ended September 30, 2007, compared to 13.22% for the same period in 2006.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three- and nine-month periods ended September 30, 2007 was $10,463,000 and $30,610,000, respectively, an increase of $561,000 or 5.7% and $1,385,000 or 4.7%, respectively, when compared to the same periods last year. These increases are attributable to increases in earning assets, mostly loans, and increased yields on earning assets. Total interest income increased by $1,175,000 and $6,312,000 for the three- and nine-month periods ended September 30, 2007, respectively, when compared to the same periods last year.

The Company’s net interest margin was 4.74% for the third quarter of 2007, compared to 4.62% for the third quarter of 2006. The market for deposits has been highly competitive throughout 2007, resulting in higher rates paid for interest-bearing deposits. The cost of funds increased 22 basis points from 2.74% to 2.96% for the third quarter of 2007 when compared to the third quarter of 2006. The competitive environment for deposits was the primary cause of the increase in the cost of funds.

Total interest expense increased $614,000 and $4,927,000 for the three- and nine-month periods ended September 30, 2007 when compared to the same periods last year. The increase is attributable to both an increase in the volume of interest bearing deposits as well as an increase in the overall rate paid for both interest bearing deposits and borrowings. The average balance of interest bearing deposits increased by $54,594,000 for the nine months ended September 30, 2007 when compared to the same period in 2006. The overall rate paid for interest bearing deposits increased 68 basis points to 3.27% as a result of higher rates paid for all deposits. For the nine months ended September 30, 2007, the average balance of certificates of deposits, including those $100,000 or more, increased by $58,722,000 when compared to the same period last year, and the average rate paid for those certificates of deposit declined during the third quarter resulting in an overall decrease for the nine months ended September 30, 2007 of 10 basis points to 4.18%. Other certificates of deposit increased $1,671,000 when compared to the same period last year, and the average rate paid for those deposits increased 130 basis points to 5.15%. Comparing the first nine months of 2007 to the same period in 2006, interest bearing demand deposits increased by approximately $6,961,000 and money management and savings deposits declined by $12,760,000.

Loans comprised 80.4% and 80.3% of total average earning assets at September 30, 2007 and 2006, respectively.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(Dollars in thousands)	Average Balance	Income Expense	Yield Rate	Average Balance	Income Expense	Yield Rate
Earning Assets
Investment securities	$128,811	$4,496	4.65%	$122,546	$3,856	4.20%
Loans	716,478	42,643	7.94%	656,725	37,292	7.57%
Interest bearing deposits	21,533	847	5.24%	13,587	494	4.85%
Federal funds sold	24,861	988	5.30%	24,891	930	4.98%
Total earning assets	891,683	48,974	7.32%	817,749	42,572	6.94%
Noninterest earning assets	53,566			59,349
Total Assets	$945,249			$877,098

Interest bearing liabilities
Interest bearing deposits	$663,235	16,263	3.27%	$608,641	11,818	2.59%
Short term borrowing	26,710	838	3.88%	29,650	769	3.46%
Long term debt	26,260	977	5.40%	15,508	564	4.85%
Total interest bearing liabilities	716,205	18,078	3.37%	653,799	13,151	2.68%
Noninterest bearing liabilities	114,410			117,387
Stockholders’ equity	114,634			105,912
Total liabilities and stockholders’ equity	$945,249			$877,098
Net interest spread		$30,896	3.95%		$29,421	4.26%
Net interest margin			4.62%			4.80%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 35% and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2007 totaled $3.1 million and $10 million, respectively, when compared to $2.9 million and $9.9 million for the same periods in 2006. The increases are primarily attributable to increases in service charges and fees from the community banking entities offset by a decline in contingency income received by the Company’s insurance subsidiaries. Contingency income varies from year to year depending on a number of factors outside of the control of the Company. The Company received an unusually large amount of contingency income in 2006. During the third quarter of 2007, a number of banking fee increases were implemented which had a positive impact on service charge income. Other fee income increases are primarily attributable to trust and investment management fee increases and increased commission income from mortgages originated for sale on the secondary market.

Noninterest Expense
Noninterest expense for the three and nine months ended September 30, 2007 increased $392,000 or 5.4% and $1,892,000 or 8.9%, respectively, when compared to the same periods in 2006. The increases are primarily attributable to the increased cost of operating two additional bank branches, increased commission expense related to the increased income from the trust and advisory services and secondary market mortgage programs, as well as additional cost associated with segregating the CEO positions at Shore Bancshares, Inc. and the Talbot Bank, and hiring a new CEO for Talbot Bank in the third quarter of 2006. The Company also incurred additional operating expense in conjunction with the search to fill the CEO position at Centreville National Bank, following the retirement of the previous CEO on December 31, 2006.

Income Taxes
The effective tax rate was 37% and 37.1%, respectively, for the three- and nine-month periods ended September 30, 2007 compared to 38.1% and 37.6%, respectively, for the same periods last year. Management believes that there have been no changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION
Loans
Loans, net of unearned income, totaled $750,457,000 at September 30, 2007, an increase of $57,038,000 since December 31, 2006. Substantially all of the loan growth occurred during the second and third quarters of 2007. Average loans, net of unearned income, increased by $59,753,000 or 9.1% for the nine months ended September 30, 2007 when compared to the same period last of year.

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

The provision for credit losses for the three- and nine-month periods ended September 30, 2007 was $604,000 and $1,259,000, respectively, compared to $416,000 and $967,000, respectively for the same periods in 2006. The increase in the provision during the third quarter of 2007 when compared to the same period last year is attributable to the growth in the loan portfolio and the identification of losses in loans put on nonaccrual status during the third quarter. The overall credit quality of the portfolio remains strong as evidenced by loan delinquency and charge-off data at September 30, 2007. Management believes that we continue to maintain strong underwriting guidelines. Management also believes that the local economy remains stable, despite a slowing in the real estate market, and that collateral values remain stable. Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $338,000 for the nine-month period ended September 30, 2007, compared to $360,000 for the same period last year. The allowance for credit losses as a percentage of average loans was 1.01% at September 30, 2007, compared to .89% at September 30, 2006. Loans past due 90 days and still accruing at September 30, 2007 increased slightly during the quarter, totaling $1,018,000, compared to $641,000 at December 31, 2006. Nonaccrual loans increased during the third quarter, totaling $3,706,000, compared to 1,944,000 at June 30, 2007, $3,974,000 at March 31, 2007, and $7,658,000 at December 31, 2006. One loan totaling $4,500,000, which was on nonaccrual at December 31, 2006, was paid in full during the first quarter of 2007. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at September 30, 2007.

The following table presents a summary of the activity in the allowance for credit losses:

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Allowance balance - beginning of period	$6,300	$5,236
Charge-offs:
Commercial and other	241	293
Real estate	40	1
Consumer	174	225
Totals	455	519
Recoveries:
Commercial	60	91
Real estate	-	1
Consumer	57	67
Totals	117	159
Net charge-offs	338	360
Provision for credit losses	1,259	967
Allowance balance-end of period	$7,221	$5,843

Average loans outstanding during period	$716,478	$656,725
Net charge-offs (annualized) as a percentage of average loans outstanding during period	.06%	.07%
Allowance for credit losses at period end as a percentage of average loans	1.01%	.89%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. We have a concentration of commercial real estate loans. Commercial real estate loans, excluding construction and land development loans, at September 30, 2007 were approximately $215,395,000 or 28.7% of total loans, compared to $223,743,000 or 32.0% of total loans at December 31, 2006. Construction and land development loans at September 30, 2007 were $156,027,000 or 20.8% of total outstanding loans, compared to $153,715,000 or 22.2% of total loans at December 31, 2006. We do not engage in foreign lending activities or subprime lending.

Nonperforming Assets
The following table summarizes our past due and nonperforming assets (in thousands):

	September 30,	December 31,
	2007	2006
Nonperforming Assets:
Nonaccrual loans	$3,706	$7,658
Other real estate owned	745	398
	4,451	8,056
Past due loans still accruing	1,018	641
Total nonperforming and past due loans	$5,469	$8,697

Investment Securities
Investment securities totaled $122,773,000 at September 30, 2007, compared to $130,246,000 at December 31, 2006. Reinvestment rates on bonds purchased during the first nine months of 2007 were much higher that the yields on bonds that matured during this period. Despite the yield increase, the overall portfolio balance has declined as some of the maturities were used to fund loan growth during the first nine months of 2007, producing an even higher overall yield to the Company. The average balance of investment securities was $128,811,000 for the nine months ended September 30, 2007, compared to $122,546,000 for the same period in 2006. The tax equivalent yields on investment securities were 4.65% and 4.29% for the nine-month periods ended September 30, 2007 and 2006, respectively.

Deposits
Total deposits at September 30, 2007 were $760,123,000, compared to $774,182,000 at December 31, 2006. Certificates of deposit of $100,000 or more increased by $6,468,000 during the first nine months of 2007, NOW and SuperNOW declined $7,913,000 and noninterest bearing demand remained relatively stable, increasing only $534,000 since December 31, 2006. Other time and savings deposits have declined by $13,148,000 during the nine months ended September 30, 2007. The decline in other time and savings is attributable to a shift in deposits to higher yielding certificates of deposit and a loss of those deposits due to the competitive rates being offered in the local markets in which the Company operates.

Borrowed Funds

Short-term borrowings at September 30, 2007 and December 31, 2006 were $39,389,000 and $28,525,000, respectively. Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks, and short-term advance from the Federal Home Loan Bank. Short-term advances are defined as those with original maturities of one year or less.

Long Term Debt
At September 30, 2007, we had long term advances from the Federal Home Loan Bank totaling $16,000,000. Maturities of the outstanding advances are as follows:

Due date of advance	Rate	Amount
October 2007	4.67%	$4,000,000
February 2008	5.08%	$5,000,000
June 2008	5.69%	$7,000,000

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta and Felton Bank is a member of the Federal Home Loan Bank of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $146 million in the aggregate at September 30, 2007. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $117.7 million at September 30, 2007, an increase of 5.8% since December 31, 2006. Accumulated other comprehensive loss, which consists solely of net unrealized losses on investment securities available for sale, decreased by $490,000 during the first nine months of 2007, resulting in accumulated other comprehensive loss of $233,000 at September 30, 2007.

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

A comparison of our capital ratios as of September 30, 2007 to the minimum regulatory requirements is presented below:

	Actual	Minimum Requirements
Tier 1 risk-based capital	13.42%	4.00%
Total risk-based capital	14.40%	8.00%
Leverage ratio	11.24%	3.00%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2007 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

SHORE BANCSHARES, INC.

Date: November 7, 2007	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on November 9, 2005).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.6	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007).

10.7
Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.8	Shore Bancshares, Inc. 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 3, 2007).

10.9	Revised Schedule A to the Shore Bancshares, Inc. 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 13, 2007).

10.10	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.11
Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

10.12
Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Cannon, Freestate and Pierson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006).

10.13
Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Cannon, Freestate and Pierson (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006).

10.14
Form of Executive Supplemental Retirement Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.15
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement between The Centreville National Bank of Maryland and Daniel T. Cannon (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.16	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.17
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.18
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.19	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.20	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.21	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.22	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).

10.23	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

99.1	Shore Bancshares, Inc. Dividend Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3D (File No. 333-143002).