Form 10-K
period 2007-12-31
SHORE BANCSHARES INC
filed 2008-03-17
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

Commission File No. 0-22345

SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 East Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

(410) 822-1400
Registrant’s Telephone Number, Including Area Code

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $.01 per share	Nasdaq Global Select Market

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $203,456,742.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,395,450 as of March 3, 2008.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on April 23, 2008.

This Annual Report of Shore Bancshares, Inc. on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company and its subsidiaries operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report. Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

Except as expressly provided otherwise, the term “Company” as used in this report refers to Shore Bancshares, Inc. and the terms “we”, “us” and “our” refer collectively to Shore Bancshares, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s primary business is acting as the parent company to several financial institution and insurance entities. The Company engages in the banking business through The Centreville National Bank of Maryland, a national banking association (“Centreville National Bank”), The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and The Felton Bank, a Delaware commercial bank (“Felton Bank” and, together with Centreville National Bank and Talbot Bank, the “Banks”). The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation; and two insurance premium finance companies, Mubell Finance, LLC, a Maryland limited liability company, and ESFS, Inc., a Maryland corporation (all of the foregoing are collectively referred to as the “Insurance Subsidiary”). On March 1, 2008, the Company established a mortgage broker subsidiary, Wye Mortgage Group, LLC (the “Mortgage Group”). The Company also has two inactive subsidiaries, Wye Financial Services, LLC and Shore Pension Services, LLC, both of which were organized under Maryland law.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures. Centreville National Bank, a national banking association, owns 20% of the issued and outstanding common stock of Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”), a Maryland corporation that provides data processing services to banks located in Maryland, Delaware, Virginia and the District of Columbia, including Centreville National Bank and Talbot Bank.

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the two years ended December 31, 2007 is provided in Note 24 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this report.

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

The Mortgage Group, which operated in 2007 as a division of Centreville National Bank, brokers long-term fixed rate residential mortgage loans for sale on the secondary market for which it receives commissions upon settlement.

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

Deposit Activities

The Banks offer a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, and Christmas Savings accounts. The Banks also offer the CDARS program, providing up to $20 million of FDIC insurance to our customers. In addition, we offer our commercial customers packages which include Cash Management services and various checking opportunities.

Trust Services

Centreville National Bank established a trust department during the second quarter of 2005 and markets trust, asset management and financial planning services to customers within our market areas.

Insurance Activities

The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC were formed as a result of the Company’s acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002. In November 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full-service insurance producer firm located in Centreville, Maryland. Jack Martin & Associates, Inc., Tri-State General Insurance Agency, LTD, Tri-State General Insurance Agency of New Jersey, Inc., Tri-State General Insurance Agency of Virginia, Inc., and ESFS, Inc. were acquired on October 1, 2007.

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

Employees

At February 29, 2008, we employed 373 persons, of which 328 were employed on a full-time basis.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent, Queen Anne’s, Caroline, Talbot and Dorchester Counties in Maryland and for Kent County in Delaware as of June 30, 2007, the most recent date for which comparative information is available.

Kent County, Maryland	Deposits	% of Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$159,916	33.65%
Mercantile Shore Bank	151,864	31.96
Chesapeake Bank and Trust Co.	65,641	13.81
Branch Banking & Trust	40,988	8.63
The Centreville National Bank of Maryland	30,488	6.42
SunTrust Bank	26,298	5.53
Total	$475,195	100.00%

Source: FDIC DataBook

Queen Anne’s County, Maryand	Deposits	% of Total
	(in thousands)
The Queenstown Bank of Maryland	$305,135	40.78%
The Centreville National Bank of Maryland	203,292	27.17
Bank of America, National Association	63,337	8.46
Mercantile Shore Bank	61,797	8.26
Bank Annapolis	47,090	6.29
M&T	43,002	5.75
Branch Banking & Trust	22,681	3.03
Sun Trust Bank	1,453	0.19
Branch Banking & Trust	551	0.07
Total	$748,338	100.00%

Source: FDIC DataBook

Caroline County, Maryland	Deposits	% of Total
	(in thousands)
Provident State Bank of Preston, Maryland	$141,019	34.70%
Mercantile Shore Bank	111,578	27.45
The Centreville National Bank of Maryland	53,040	13.05
Branch Banking & Trust	44,997	11.07
M&T	29,348	7.22
Bank of America, National Association	16,761	4.13
Easton Bank & Trust	9,667	2.38
Total	$406,410	100.00%

Source: FDIC DataBook

Talbot County, Maryland	Deposits	% of Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$391,978	41.71%
Mercantile Shore Bank	166,474	17.72
Easton Bank & Trust	102,444	10.90
Bank of America, National Association	91,452	9.73
Branch Banking & Trust	53,487	5.69
SunTrust Bank	43,884	4.67
M&T	28,660	3.05
The Queenstown Bank of Maryland	27,754	2.96
First Mariner Bank	15,233	1.62
Chevy Chase Bank	13,067	1.39
Provident State Bank of Preston, Maryland	5,259	0.56
Total	$939,692	100.00%

Source: FDIC DataBook

Dorchester County, Maryland	Deposits	% of Total
	(in thousands)
The National Bank of Cambridge	$181,676	30.69%
Bank of the Eastern Shore	173,827	29.36
Hebron Savings Bank	57,907	9.78
Branch Banking & Trust	46,379	7.83
Provident State Bank of Preston, Maryland	40,541	6.85
Bank of America, National Association	30,189	5.10
M&T	22,780	3.85
SunTrust Bank	19,552	3.30
The Talbot Bank of Easton, Maryland	19,161	3.24
Total	$592,012	100.00%

Source: FDIC DataBook

Kent County, Delaware	Deposits	% of Total
	(in thousands)
Wilmington Trust	$540,918	31.14%
PNC Bank Delaware	262,477	15.11
Citizens Bank	253,693	14.61
First NB of Wyoming	232,256	13.37
Wachovia Bank of Delaware	160,788	9.26
The Felton Bank	69,627	4.01
Artisans Bank	66,178	3.81
Wilmington Savings Fund Society	66,041	3.80
Commerce Bank National Assn	43,187	2.49
County Bank	36,561	2.10
Fort Sill National Bank	5,230	0.30
Total	$1,736,956	100.00%

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

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Banks, may be subject to examination by the Banks’ regulators from time to time. In addition, the Insurance Subsidiaries are each subject to licensing and regulation by the insurance authorities of the states in which they do business. Retail sales of insurance products by the Insurance Subsidiaries to customers of the Banks are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB, the OCC, and the Office of Thrift Supervision. The Mortgage Group is subject to supervision by the banking agencies of the states in which it does business. Wye Financial Services, LLC is subject to the registration and examination requirements of federal and state laws governing investment advisers.

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

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized.

As of December 31, 2007, the Banks were each deemed to be “well capitalized.” For more information regarding the capital condition of the Company, see Note 17 of Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

The deposits of the Banks are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The Banks paid a total of $99,000 in FDIC premiums during 2007. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. The law also allows “eligible insured depository institutions” to share in a one-time assessment credit pool. The Banks’ portion of the one-time credit assessment was $541,000.

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

Federal Securities Laws

The shares of the Company’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq Global Select Market. The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

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

The market value of our investments might decline

As of December 31, 2007, we had classified 88% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115 and are stated at amortized cost.

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

We operate in a highly competitive market

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

The shares of the Company’s common stock are not heavily traded

The shares of common stock of the Company are listed on the Nasdaq Global Select Market and are not heavily traded. Stock that is not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares our common stock. Management cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, the Company’s stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

The Talbot Bank of Easton, Maryland

Branches

Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613

ATMs

Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Sailwinds Amoco 511 Maryland Avenue Cambridge, Maryland 21613	Talbottown 218 North Washington Street Easton, Maryland 21601

The Centreville National Bank of Maryland

Branches

Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Office 2609 Centreville Road Centreville, Maryland 21617	Stevensville Office 408 Thompson Creek Road Stevensville, Maryland 21666

Chestertown Office 305 East High Street Chestertown, Maryland 21620	Hillsboro Office 21913 Shore Highway Hillsboro, Maryland 21641	Denton Office 850 South 5th Street Denton, Maryland 21629

Chester Office 300 Castle Marina Road Chester, Maryland 21619	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Washington Square Office 899 Washington Avenue Chestertown, Maryland 21620

ATM
Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Felton Bank

Main Office 120 West Main Street Felton, Delaware 19943	Milford Office 698-A North Dupont Highway Milford, Delaware 19963	Camden Wal-Mart Supercenter 263 Wal-Mart Drive Camden, Delaware 19934

The Avon-Dixon Agency, LLC

Easton Office 28969 Information Lane Easton, Maryland 21601	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC	Mubell Finance, LLC	Wye Financial Services, LLC

106 North Harrison Street Easton, Maryland 21601	106 North Harrison Street Easton, Maryland 21601	17 East Dover Street, Suite 101 Easton, Maryland 21601

Jack Martin & Associates, Inc. 326 First Street Annapolis, Maryland 21403		Tri-State General Insurance Agencies and ESFS, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels Branch. Centreville National Bank owns the real property on which all of its offices are located. Felton Bank leases the real property on which its main and Camden offices are located and owns its Milford branch location subject to a land lease. The Insurance Subsidiaries do not own any real property, but operate under leases. Wye Financial occupies space in Talbot Bank’s main office. For information about rent expense for all leased premises, see Note 6 to the Consolidated Financial Statements appearing in Item 8 of Part II of this report.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the common stock of the Company are listed on the Nasdaq Global Select Market under the symbol “SHBI”. As of March 3, 2008, the Company had approximately 1,703 holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the Nasdaq Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2007 and 2006 are set forth in the table below.

	2007			2006
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$30.76	$23.54	$.16	$23.67	$20.67	$.14
Second Quarter	29.15	23.98	.16	29.96	23.36	.15
Third Quarter	27.05	20.52	.16	29.20	25.51	.15
Fourth Quarter	24.72	20.00	.16	31.00	27.70	.15
			$.64			$.59

On March 3, 2008, the closing sales price for the shares of common stock was $20.78 per share.

Stockholders received cash dividends totaling $5,364,000 in 2007 and $4,908,000 in 2006. The ratio of dividends per share to earnings per share was 39.75% in 2007, compared to 36.42% in 2006. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this report under the heading, “The Company’s ability to pay dividends is limited”.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations: 1-800-368-5948
E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total shareholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2002 and reinvestment of dividends as of the end of the Company’s fiscal years. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Shore Bancshares, Inc.	100.00	165.59	161.47	144.67	211.00	157.48
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
SNL Small Cap Bank Index	100.00	140.14	171.73	169.14	193.05	139.58

ISSUER REPURCHASES

On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months. Shares may be repurchased in the open market or in privately negotiated transactions at such times and in such amounts per transaction as the President of the Company determines to be appropriate, subject to Board oversight. The Company intends to use the repurchased shares to fund the Company’s employee benefit plans and for other general corporate purposes. The Company repurchased 10,234 shares of its common stock during the first three quarters of 2007. No shares were repurchased during the fourth quarter of 2007 or during 2006.

EQUITY COMPENSATION PLAN INFORMATION

The Company has three equity compensation plans under which it may issue equity awards to employees, officers, and/or directors of the Company and its subsidiaries: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, and performance units; (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan, which authorizes the grant of stock options; and (iii) the Shore Bancshares, Inc. 1998 Employee Stock Purchase Plan, which authorizes the grant of stock options. Each of these plans was approved by the Company’s Board of Directors and its stockholders.

Additionally, the Company assumed the Talbot Bancshares, Inc. Employee Stock Option Plan (the “Talbot Plan”) and outstanding options granted thereunder when it merged with Talbot Bancshares in 2000. Although the Talbot Plan was adopted by the stockholders of Talbot Bancshares, it was not specifically adopted by the Company’s stockholders as part of the merger. The Talbot Plan expired on April 9, 2007, and no stock options granted thereunder remain outstanding.

The following table contains information about these equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	33,797	$15.67	699,281
Equity compensation plans not approved by security holders	0	$0.00	0
Total	33,797	$15.67	699,281

(1)
In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000. As of December 31, 2007, the Company has granted 4,245 shares of restricted stock that are not reflected in column (a) of this table.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2007 and is qualified in its entirety by the detailed statistical and other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report and the financial statements and notes thereto appearing in Item 8 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

RESULTS OF OPERATIONS:
Interest income	$65,141	$57,971	$47,384	$38,291	$34,339
Interest expense	24,105	19,074	11,899	9,010	9,743
Net interest income	41,036	38,897	35,485	29,281	24,596
Provision for credit losses	1,724	1,493	810	931	335
Net interest income after provision for credit losses	39,312	37,404	34,675	28,350	24,261
Noninterest income	14,679	12,839	11,498	10,224	9,845
Noninterest expense	32,539	28,535	25,431	22,535	19,344
Income before income taxes	21,452	21,708	20,742	16,039	14,762
Income tax expense	8,002	8,154	7,854	5,841	5,266
NET INCOME	$13,450	$13,554	$12,888	$10,198	$9,496

PER SHARE DATA:
Net income - basic	$1.61	$1.62	$1.55	$1.24	$1.18
Net income - diluted	1.60	1.61	1.54	1.23	1.16
Dividends paid	0.64	0.59	0.54	0.48	0.44
Book value (at year end)	14.35	13.28	12.17	11.24	10.31
Tangible book value (at year end) (1)	11.68	11.67	10.51	9.53	9.37

FINANCIAL CONDITION (at year end):
Assets	$956,911	$945,649	$851,638	$790,598	$705,379
Deposits	765,895	774,182	704,958	658,672	592,409
Total loans, net of unearned income and allowance for credit losses	768,799	693,419	622,227	590,766	470,895
Long-term debt	12,485	25,000	4,000	5,000	5,000
Stockholders’ equity	120,235	111,327	101,448	92,976	83,527

PERFORMANCE RATIOS (for the year):
Return on average assets	1.42%	1.52%	1.51%	1.32%	1.40%
Return on average stockholders’ equity	11.79	12.66	13.20	11.17	11.70
Net interest margin	4.64	4.70	4.69	4.10	3.91
Efficiency ratio (2)	58.40	55.15	54.13	57.04	56.17
Dividend payout ratio	39.75	36.42	34.84	38.71	37.29
Average stockholders’ equity to average total assets	12.04	11.98	11.86	11.79	11.96

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(2)	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2007 to its financial condition at December 31, 2006 and the results of operations for the years ended December 31, 2007, 2006, and 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report.

PERFORMANCE OVERVIEW

The Company recorded a slight decline in net income for 2007 when compared to 2006. Net income for the year ended December 31, 2007 was $13.45 million, compared to $13.55 million and $12.89 million for the years ended December 31, 2006 and 2005, respectively. Basic earnings per share for 2007 was $1.61, a decrease of 0.6% from 2006. Basic earnings per share was $1.62 and $1.55 for 2006 and 2005, respectively. Diluted earnings per share for 2007 was $1.60, a decrease of 0.6% when compared to 2006. Diluted earnings per share was $1.61 and $1.54 for 2006 and 2005, respectively.

Return on average assets was 1.42% for 2007, compared to 1.52% for 2006 and 1.51% for 2005. Return on stockholders’ equity for 2007 was 11.79%, compared to 12.66% for 2006 and 13.20% for 2005. Comparing the year ended December 31, 2007 to the year ended December 31, 2006, average assets increased 6.0% to $947.1 million, average loans increased 9.7% to $728.8 million, average deposits increased 5.2% to $769.6 million, and average stockholders’ equity increased 6.5% to $114.0 million.

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

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available. Accordingly, the allowance for credit losses is considered to be a critical accounting policy, as discussed below.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses and Risk Management section of this discussion.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant component of our earnings. It is the excess of interest and fees earned on loans, federal funds sold, and investment securities over interest paid on deposits and borrowings. Tax equivalent net interest income for 2007 was $41.4 million, representing a 5.6% increase over 2006. Tax equivalent net interest income for 2006 was $39.2 million, a 9.6% increase over 2005. An increase in the volume of earning assets was the reason for the growth in 2007; the increase in yields on earning assets was not enough to offset the increase in rates paid on interest bearing liabilities. An increase in the volume and yield on earning assets were the reasons for the growth in 2006. The tax equivalent yield on earning assets was 7.34% for 2007, compared to 6.98% and 6.25% for 2006 and 2005, respectively. Average earning assets increased to $893.0 million during 2007, compared to $835.5 million and $763.2 million for 2006 and 2005, respectively.

Interest rates remained unchanged by the FRB for much of 2007. On September 18, 2007, the FRB reduced the fed funds rate by 50 basis points, followed by another 25 basis-point cut on October 31, 2007 and a final 25 basis-point cut on December 11, 2007, for a total reduction in the fed funds rate of 100 basis points in four months. Conversely, in 2006, the FRB raised short-term interest rates by 100 basis points. The New York Prime rate, the primary index used for variable rate loans, also declined by 100 basis points during the year ended December 31, 2007 following an increase of 100 basis points for the prior year. These rate changes had and likely will have a direct impact on our overall loan yields.

The rate paid for interest bearing liabilities was 3.36% for the year ended December 31, 2007, representing an increase of 50 basis points over the 2.86% paid for the year ended December 31, 2006. In 2006, the overall rate paid for interest bearing liabilities increased 92 basis points when compared to the rate paid for the year ended December 31, 2005.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2007, 2006 and 2005.

	2007			2006			2005
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate
Earning Assets:
Investment securities:
Taxable	$112,384	$5,105	4.54%	$110,354	$4,486	4.07%	$106,523	$3,796	3.56%
Non-taxable	13,424	786	5.85	13,593	791	5.82	15,074	879	5.83
Loans (2) (3)	728,766	57,637	7.91	664,244	50,633	7.62	607,017	41,867	6.90
Interest bearing deposits	17,086	893	5.23	18,665	939	5.03	3,002	111	3.69
Federal funds sold	21,312	1,108	5.20	28,663	1,459	5.09	31,571	1,058	3.35
Total earning assets	892,972	65,529	7.34%	835,519	58,308	6.98%	763,187	47,711	6.25%
Cash and due from banks	16,938			20,589			25,231
Other assets	44,136			42,962			39,821
Allowance for credit losses	(6,898)			(5,653)			(4,919)
Total assets	$947,148			$893,417			$823,320
Interest bearing liabilities:
Demand deposits	$112,553	1,069	0.95%	$104,371	702	0.67%	$110,977	552	0.50%
Savings deposits	177,256	3,175	1.79	189,699	2,724	1.44	200,980	1,760	0.88
Certificates of deposit $100,000 or more	159,532	7,748	4.86	135,568	5,988	4.42	96,077	3,444	3.59
Other time deposits	213,823	9,701	4.54	191,234	7,714	4.03	172,724	5,347	3.10
Interest bearing deposits	663,164	21,693	3.27	620,872	17,128	2.76	580,758	11,103	1.91
Short-term borrowings	33,138	1,264	3.81	29,302	1,002	3.42	28,794	692	2.40
Long-term debt	21,271	1,148	5.40	17,831	944	5.29	2,207	104	4.71
Total interest bearing liabilities	717,573	24,105	3.36%	668,005	19,074	2.86%	611,759	11,899	1.94%
Noninterest bearing deposits	106,462			110,657			107,306
Other liabilities	9,074			7,709			6,598
Stockholders’ equity	114,039			107,046			97,657
Total liabilities and stockholders’ equity	$947,148			$893,417			$823,320
Net interest spread		$41,424	3.98%		$39,234	4.12%		$35,812	4.31%
Net interest margin			4.64%			4.70%			4.69%

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense. The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $388,000 in 2007, $337,000 in 2006, and $327,000 in 2005.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each category and yields are stated to include all.

The tax equivalent yield on loans increased to 7.91% for 2007, compared to 7.62% for 2006. On a tax equivalent basis, interest income totaled $65.5 million for 2007, compared to $58.3 million for 2006. An increase in both the volume and yield on loans was the reason for the increases in both 2007 and 2006. Yields on investment securities, interest bearing deposits and federal funds sold all increased during 2007 and 2006. In 2007, increased volumes and yields on earning assets generated $7.2 million in additional interest income. Of that amount, $7.0 million was attributable to loans. The increased loan volume in 2007 generated an additional $5.1 million in interest income, while $1.9 million was attributable to the increased yield on loans in 2007.

Interest expense for 2007 increased $5.0 million when compared to 2006, and increased 7.2 million in 2006 over 2005. Higher rates paid for interest bearing liabilities, primarily deposits, resulted in a $2.7 million increase in interest expense for 2007 when compared to 2006. In 2006, higher rates paid for interest bearing liabilities resulted in a $4.3 million increase in interest expense when compared to 2005. The increased volume of deposits and other interest bearing liabilities in 2007 resulted in additional interest expense of $2.3 million, compared to an increase in interest expense of $2.9 million in 2006 resulting from increased volume of deposits and other interest bearing liabilities over 2005. The average rate paid for certificates of deposit of $100,000 or more increased 44 basis points to 4.86% for 2007 from 4.42% for 2006. The rate paid for all other time deposits increased to 4.54% for 2007, compared to 4.03% for 2006. The rate paid for short-term borrowings, which consist primarily of securities sold under agreements to repurchase, was 3.81% for 2007, compared to 3.42% and 2.40% in 2006 and 2005, respectively.

Growth in average earning assets was $57.5 million or 6.9% for the year ended December 31, 2007. Average loans increased

$64.5 million or 9.7%, totaling $728.8 million for the year ended December 31, 2007, compared to an increase of $57.2 million or 9.4% for 2006. For the year ended December 31, 2007, average investment securities increased $1.9 million and federal funds sold and interest bearing deposits in other banks decreased $8.9 million when compared to 2006. In 2006, average earning assets increased $72.3 million or 9.5% when compared to 2005, driven primarily by growth in loans. As a percentage of total average earning assets, loans and investment securities totaled 81.6% and 14.1%, respectively, for 2007, compared to 79.5% and 14.8%, respectively, for 2006.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2007 over (under) 2006			2006 over (under) 2005
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Interest bearing deposits	$(46)	$40	$(86)	$828	$54	$774
Federal funds sold	(351)	30	(381)	401	506	(105)
Taxable investment securities	619	549	70	690	546	144
Non-taxable investment securities	(5)	5	(10)	(88)	(2)	(86)
Loans	7,004	1,878	5,126	8,767	4,624	4,143
Total interest income	7,221	2,502	4,719	10,598	5,728	4,870
Interest expense on deposits and borrowed funds:
Interest bearing demand deposits	367	317	50	151	185	(34)
Savings deposits	451	647	(196)	964	1,060	(96)
Time deposits	3,747	1,655	2,092	4,910	2,666	2,244
Short-term borrowings	262	52	210	311	363	(52)
Long-term debt	204	19	185	840	15	825
Total interest expense	5,031	2,690	2,341	7,176	4,289	2,887
Net interest income	$2,190	$(188)	$2,378	$3,422	$1,439	$1,983

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Our net interest margin (i.e., tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 4.64% for 2007, compared to 4.70% for 2006 and 4.69% for 2005. The increased cost of interest bearing liabilities in 2007 slightly decreased the net interest margin from the prior year. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, decreased from 4.12% for 2006 to 3.98% for 2007.

Noninterest Income

Noninterest income increased $1.8 million or 14.3% in 2007, compared to an increase of $1.3 million or 11.7% in 2006. The increase was primarily related to the acquisition of two insurance entities during the fourth quarter of 2007. Service charges on deposit accounts increased 7.5% or $235 thousand in 2007, compared to an increase of 9.0% or $259 thousand in 2006. These increases resulted primarily from new and enhanced overdraft products offered to customers, which generated additional income of $263 thousand and $293 thousand in 2007 and 2006, respectively. Other service charges and fees increased $677 thousand in 2007 following an increase of $325 thousand in 2006. The 2007 increase was the result of an increase in interchange income relating to bank debit and ATM cards ($166 thousand), and fee income generated by the trust division ($303 thousand). The Insurance Subsidiaries generated income of $7.7 million in 2007, compared to $6.7 million and $6.4 million in 2006 and 2005, respectively. The Company recognized $5 thousand in gains on sales of securities in 2007, compared to $3 thousand in 2006 and $4 thousand in 2005. Other noninterest income decreased slightly, following an increase of $421 thousand or 42.6% in 2006. The 2006 increase was attributable in part to increased income generated from the sale of loans on the secondary market, which totaled $691 thousand compared to $494 thousand in 2005. The Company also recorded gains on life insurance policies of $174 thousand in 2006 related to a deferred compensation plan.

The following table summarizes our noninterest income for the years ended December 31:

				Change from Prior Year
	Years Ended			2007/06		2006/05
(Dollars in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,372	$3,137	$2,878	$235	7.5%	$259	9.0%
Other service charges and fees	2,195	1,518	1,193	677	44.6	325	27.2
Gain on sale of securities	5	3	4	2	66.7	(1)	(25.0)
Earnings from unconsolidated subsidiaries	-	27	50	(27)	(100.0)	(23)	(46.0)
Insurance agency commissions	7,698	6,744	6,384	954	14.1	360	5.6
Other noninterest income	1,409	1,410	989	(1)	(0.1)	421	42.6
Total	$14,679	$12,839	$11,498	$1,840	14.3%	$1,341	11.7%

Noninterest Expense

Total noninterest expense increased $4.0 million or 14.0% in 2007, compared to an increase of $3.1 million or 12.2% in 2006. The increase was primarily attributable to the operating costs ($1.7 million) of the two insurance entities acquired during the fourth quarter of 2007 and increased salaries and benefits costs ($1.5 million) for the Company’s other subsidiaries. The majority of the noninterest expense increases in 2007 and 2006 were related to salaries and employee benefits expense. In 2007, the salaries and benefits cost increases that were not related to acquisitions resulted from an increase in the number of full-time equivalent employees, the increased cost of operating two additional bank branches, increased commission expense related to the increased income from the trust and advisory services and secondary market mortgage programs, the additional costs associated with segregating the CEO positions at the Company and The Talbot Bank, and the costs associated with hiring a new CEO at Talbot Bank in the third quarter of 2006. The 2006 increase in salaries and benefits cost resulted from an increase in the number of full-time equivalent employees, annual increases in salaries and rising benefit costs, the hiring of a new CEO at Talbot Bank, and the addition of one Centreville National Bank branch in Kent County, Maryland. Increases in occupancy and equipment expense, data processing and other noninterest expenses in 2007 and 2006 were attributable to our overall growth. Amortization of other intangible assets relate to Felton Bank and the operation of the Insurance Subsidiaries. See Note 8 to the Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements. We had 338 full-time equivalent employees at December 31, 2007, compared to 292 and 276 at December 31, 2006 and 2005, respectively.

The following table summarizes our noninterest expense for the years ended December 31:
				Change from Prior Year
	Years Ended			2007/06		2006/05
(Dollars in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent
Salaries and employee benefits	$19,991	$17,693	$15,755	$2,298	13.0%	$1,938	12.3%
Occupancy and equipment	3,274	2,948	2,652	326	11.1	296	11.2
Data processing	1,820	1,559	1,414	261	16.7	145	10.3
Directors’ fees	605	536	590	69	12.9	(54)	(9.2)
Amortization of other intangible assets	333	337	337	(4)	(1.2)	-	-
Other noninterest expenses	6,516	5,462	4,683	1,054	19.3	779	16.6
Total	$32,539	$28,535	$25,431	$4,004	14.0%	$3,104	12.2%

Income Taxes

Income tax expense was $8.0 million for 2007, compared to $8.2 million for 2006 and $7.9 million for 2005. The effective tax rates on earnings were 37.3%, 37.6% and 37.9% for 2007, 2006, and 2005, respectively.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect our financial condition.

Assets

Total assets increased 1.2% to $956.9 million at December 31, 2007, compared to an increase of 11.0% for 2006. Average total assets for the year ended December 31, 2007 were $947.1 million, an increase of 6.0% over 2006. Average total assets increased 8.5% in 2006, totaling $893.4 million for the year. The loan portfolio is the primary source of our income, and it represented 81.6% and 79.5% of average earning assets at December 31, 2007 and 2006, respectively.

Funding for loans is provided primarily by core deposits. Additional funding is obtained through short-term and long-term borrowings. Total deposits decreased 1.1% to $765.9 million at December 31, 2007, compared to a 9.8% increase for 2006.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2007	2006	2005	2004	2003
Investment securities	14.1%	14.8%	15.9%	19.7%	20.8%
Loans	81.6	79.6	79.6	76.8	71.7
Interest bearing deposits with other banks	1.9	2.2	0.4	0.7	3.1
Federal funds sold	2.4	3.4	4.1	2.8	4.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest Bearing Deposits With Other Banks and Federal Funds Sold

We invest excess cash balances in interest bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level necessary to meet immediate liquidity needs. Average interest bearing deposits with other banks and federal funds sold decreased $8.9 million to $38.4 million for the year ended December 31, 2007, compared to an increase of $12.8 million in 2006.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. At December 31, 2007, 88% of the portfolio was classified as available for sale and 12% as held to maturity, compared to 89% and 11%, respectively, at December 31, 2006. The percentage of securities designated as available for sale reflects the amount needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly purchased securities as available for sale.

Investment securities available for sale decreased $19.1 million or 16.5% in 2007, totaling $97.1 million at December 31, 2007, compared to $116.3 million at December 31, 2006. In 2006, investment securities available for sale increased $10.1 million or 9.5%.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $12.9 million at December 31, 2007, compared to $14.0 million at December 31, 2006. We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2007.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale:
U.S. Government agencies	$32,905	4.16%	$33,835	4.80%	$993	4.97%	$-	-%
Mortgage-backed securities	595	3.41	5,676	4.49	5,233	5.23	14,250	5.18
Equity securities	-	-	-	-	-	-	3,650	5.73
Total Available for Sale	$33,500	4.14%	$39,511	4.75%	$6,226	5.19%	$17,900	5.29%

Held to Maturity:
Obligations of states and political subdivisions (1)	$5,259	5.82%	$4,830	5.65%	$2,806	5.26%	$-	-%
Mortgage-backed securities	1	6.58	-	-	-	-	-	-
Total Held to Maturity	$5,260	5.82%	$4,830	5.65%	$2,806	5.26%	$-	-%

(1)	Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 35%.

Loans

During 2007, we continued to experience strong growth trends in real estate lending. The markets in which we operate have experienced a considerable amount of construction and land development activity over the last several years, which has been a significant factor behind overall loan growth. Loans, net of unearned income, totaled $776.4 million at December 31, 2007, an increase of $76.6 million or 11.0% over 2006. Loans increased $72.3 million or 11.5% in 2006 when compared to 2005. Residential real estate mortgage loans increased $33.5 million or 15.0% in 2007, compared to an increase of $9.9 million or 4.7% in 2006. Commercial real estate mortgage loans increased $31.2 million or 14.3% in 2007, compared to an increase of $29.9 million or 15.9% in 2006. Real estate construction loans decreased $3.4 million or 2.2% in 2007, compared to an increase of $24.6 million or 18.3% in 2006. Commercial, financial and agricultural loans increased $12.1 million or 15.1% in 2007, compared to an increase of $4.7 million or 6.2% in 2006. Consumer loans, a small percentage of the overall loan portfolio, increased $3.3 million in 2007 and $3.2 million in 2006. We have brokered long-term fixed rate residential mortgage loans for sale on the secondary market since 2002. At December 31, 2007 and 2006, there were no loans held for sale.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).
	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$92,258	$80,186	$75,527	$73,757	$64,419
Real estate - construction	155,513	158,943	134,380	97,021	36,640
Mortgage - residential real estate	256,195	222,687	212,769	240,464	221,266
Mortgage - commercial real estate	248,953	217,781	187,860	165,589	135,615
Consumer	23,431	20,122	16,927	18,627	17,015
Total Loans	$776,350	$699,719	$627,463	$595,458	$474,955

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2007.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Commercial, financial and agricultural	$49,292	$32,056	$10,910	$92,258
Real estate - construction	109,169	38,330	8,014	155,513
Mortgage - residential real estate	70,791	96,696	88,708	256,195
Mortgage - commercial real estate	71,979	155,956	21,018	248,953
Consumer	12,528	9,200	1,703	23,431
Total	$313,759	$332,238	$130,353	$776,350

Rate terms:
Fixed-interest rate loans	$174,524	$256,949	$62,303	$493,776
Adjustable-interest rate loans	139,235	75,289	68,050	282,574
Total	$313,759	$332,238	$130,353	$776,350

Deposits

We use core deposits primarily to fund loans and to purchase investment securities. Deposits provided funding for approximately 86% and 88% of average earning assets at December 31, 2007 and 2006, respectively. Average deposits increased $38.1 million or 5.2% in 2007, compared to a 6.3% increase in 2006. The majority of the deposit growth was in certificates of deposit during 2007 and 2006. Certificates of deposit less than $100,000 increased $22.6 million in 2007, compared to an increase of $18.5 million in 2006. Certificates of deposit $100,000 or more increased $24.0 million in 2007, compared to an increase of $39.5 million in 2006. Average noninterest bearing demand deposits decreased $4.2 million or 3.8% in 2007, compared to an increase of $3.4 million or 3.1% in 2006. NOW and Super NOW accounts increased $8.2 million in 2007, compared to a decrease of $6.6 million in 2006. In 2007 and 2006, the average balances of money management and other savings accounts declined by $12.4 million and $11.3 million, respectively. The competitive environment and high rates offered for certificates of deposit caused a shifting of balances from money market to certificates of deposit in 2007 and 2006.

We have not historically relied on brokered deposits or purchased deposits as funding sources for loans.

The following table sets forth the average balances of deposits and the percentage of each category to total deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2007		2006		2005
Noninterest bearing demand	$106,462	13.9%	$110,657	15.1%	$107,306	15.6%
Interest bearing deposits
NOW and Super NOW	112,553	14.6	104,371	14.3	110,977	16.1
Savings	43,321	5.6	47,573	6.5	51,528	7.5
Money management	133,935	17.4	142,126	19.4	149,452	21.7
Certificates of deposit and other
time deposits less than $100,000	213,823	27.8	191,234	26.2	172,724	25.1
Certificates of deposit $100,000 or more	159,532	20.7	135,568	18.5	96,077	14.0
	$769,626	100.0%	$731,529	100.0%	$688,064	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2007.

(Dollars in thousands)
Three months or less	$41,179
Over three through twelve months	83,288
Over twelve months	37,101
$161,568

Short-Term Borrowings

Short-term borrowings primarily consist of securities sold under agreements to repurchase and short-term borrowings from the Federal Home Loan Bank. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the Federal Home Loan Bank on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs.

The average balance of short-term borrowings increased $3.8 million or 13.1% in 2007, compared to an increase of $.05 million or 1.8% in 2006.

The following table sets forth our position with respect to short-term borrowings.

	2007		2006		2005
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$33,138	3.81%	$29,302	3.42%	$28,794	2.40%
Outstanding at year end	47,694	3.86%	28,524	3.97%	35,848	3.05%
Maximum outstanding at any month end	57,036	-	42,273	-	35,848	-

Long-Term Debt

We use long-term borrowings from the Federal Home Loan Bank to meet longer term liquidity needs, specifically to fund loan growth where deposit growth is not sufficient. At December 31, 2007, our long-term debt was $12.5 million, a decrease of $12.5 million when compared to December 31, 2006. $2.5 million of the long-term debt at year-end 2007 was acquisition related.

Capital Management

The Company and the Banks continue to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies. Total stockholders’ equity for the Company was $120.2 million at December 31, 2007, 8.0% higher than the previous year. Stockholders’ equity at December 31, 2006 increased 9.7% over December 31, 2005. The increases in stockholders’ equity in 2007 and 2006 were due primarily to earnings for those years, reduced by dividends paid on shares of the common stock of the Company. The Banks paid dividends to the Company in 2007 in order to facilitate the acquisition of two new insurance entities, which reduced their overall capital levels and resulted in lower capital ratios at December 31, 2007. The Company remains well in excess of regulatory requirements for well capitalized institutions.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. As of December 31, 2007, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $247 thousand, compared to net unrealized holding losses, net of tax, of $724 thousand at December 31, 2006.

The following table compares the Company’s capital ratios as of December 31 to the regulatory requirements.

			Regulatory
(Dollars in thousands)	2007	2006	Requirements
Tier 1 capital	$97,744	$98,766
Tier 2 capital	7,950	6,636
Total capital, less deductions	105,694	105,402
Risk-adjusted assets	$804,240	$750,471
Risk-based capital ratios:
Tier 1	12.15%	13.16%	4.0%
Total capital	13.14%	14.04%	8.0%

Total capital	$97,744	$98,766
Total adjusted assets	930,619	928,551
Leverage capital ratio	10.50%	10.64%	4.0%

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

The ratio of net charge-offs to average loans was .06% in 2007, the same as in 2006. At December 31, 2007, the allowance for credit losses was $7.6 million, or 1.04% of average outstanding loans, and 203% of total nonaccrual loans. This compares to an allowance of $6.3 million, or .90% of average outstanding loans and 82% of nonaccrual loans, at December 31, 2006, and an allowance for credit losses of $5.2 million, or .86% of outstanding loans and 203% of nonaccrual loans, at December 31, 2005. Nonaccrual loans at December 31, 2007 are represented primarily by real estate loans that are secured by collateral that management believes is more than adequate to ensure that the Company does not realize any significant losses.

Management’s decision regarding the amount of the provision is influenced in part by growth in commercial and real estate loan balances. Loan charge-offs totaled $714,000 for 2007, a 5.3% increase when compared to $678,000 in loan charge-offs for 2006. Charge-offs were $449,000, $887,000 and $530,000 in 2005, 2004 and 2003, respectively.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2007	2006	2005	2004	2003
Balance, beginning of year	$6,300	$5,236	$4,692	$4,060	$4,117

Loans charged off:
Real estate	(137)	(2)	-	(131)	(7)
Consumer	(301)	(137)	(183)	(94)	(114)
Commercial and other	(276)	(539)	(266)	(662)	(409)
	(714)	(678)	(449)	(887)	(530)
Recoveries:
Real estate	-	46	2	20	35
Consumer	76	80	71	63	56
Commercial and other	165	123	110	79	47
	241	249	183	162	138
Net loans charged off	(473)	(429)	(266)	(725)	(392)
Allowance of acquired institution	-	-	-	426	-
Provision for credit losses	1,724	1,493	810	931	335
Balance, end of year	$7,551	$6,300	$5,236	$4,692	$4,060

Average loans outstanding	$728,766	$664,244	$607,017	$555,259	$457,491

Percentage of net charge-offs to average loans outstanding during the year	.06%	.06%	.04%	.13%	.09%
Percentage of allowance for loan losses at year-end to average loans	1.04%	0.90%	0.86%	0.85%	0.89%

Total non-accrual loans declined to .45% of total loans, net of unearned income, at December 31, 2007, compared to 1.09% at December 31, 2006 and .13% at December 31, 2005. Specific valuation allowances totaling $819,000 and $883,000 were established to address nonaccrual loans at December 31, 2007 and 2006, respectively. Loans 90 days past due increased from $641,000 for 2006 to $1.6 million for 2007. The majority of nonaccrual loans and loans past due 90 days and still accruing interest at December 31, 2007, 2006 and 2005 were real estate secured. We believe that our exposure to losses relating to the real estate secured nonaccrual loans and delinquent loans at December 31, 2007 is minimal and has been adequately provided for in the allowance for credit losses.

The following table summarizes our past due and non-performing assets as of December 31.

(Dollars in thousands)	2007	2006	2005	2004	2003
Non-performing assets:
Non-accrual loans	$3,540	$7,658	$846	$1,469	$1,002
Other real estate and other assets owned	176	398	302	391	-
Total non-performing assets	3,716	8,056	1,148	1,860	1,002
Loans 90 days past due	1,606	641	818	2,969	1,128
Total non-performing assets and past due loans	$5,322	$8,697	$1,966	$4,829	$2,130

Non-accrual loans to total loans at period end	.46%	1.09%	.13%	.25%	.21%
Non-accrual loans and past due loans, to total loans at period end	.66%	1.19%	.27%	.75%	.45%

During 2007, there was no change in the methods or assumptions affecting the allowance methodology. The provision for credit losses was $1.7 million for the year, compared to $1.5 million for 2006. The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations. Historically, we have experienced the majority of our losses in the commercial loan portfolio, which are typically not secured by real estate. Because the majority of loan growth is in loans secured by real estate, which have experienced minimal losses over the past five years, the required allowance for those types of loans is minimal compared to the amount required for non real estate secured commercial loans.

Net charge-offs during 2007 were $473,000, compared to $429,000 and $266,000 for 2006 and 2005, respectively. The allowance increased $1.3 million or 19.9% and $1.1 million or 20.3% for the years ended December 31, 2007 and 2006, respectively. These increases were the result of the increased provisions for credit losses less net charge-offs in both 2007 and 2006.

The overall quality of the loan portfolio was strong at December 31, 2007. Nonaccrual loans declined $4.1 million when compared to December 31, 2006. The majority of nonaccrual loans are real estate secured, and we believe that the current value of this real estate collateral limits our loss exposure. During the first quarter of 2007, one loan totaling $4.5 million which was on nonaccrual at December 31, 2006, was paid in full. Another commercial customer with a large loan relationship sold off a portion of its business and paid down loan balances that were on nonaccrual at December 31, 2006. No loans to this borrower are past due and the majority of the loans were returned to an accrual status in 2007. Delinquencies at December 31, 2007 were higher than one year ago, but are within acceptable levels for the industry. There was no unallocated portion of the allowance at December 31, 2007 and 2006. The majority of our loans are real estate secured. At December 31, 2007, 65.1% and 20.0% of our total loans were real estate mortgage loans and real estate construction and land development loans, respectively, compared to 62.9% and 22.7% at December 31, 2006.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31,

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$1,826	11.9%	$1,525	11.5%	$1,780	12.0%	$1,863	12.3%	$1,362	13.6%
Real estate-construction	1,398	20.0	1,229	22.7	945	21.4	429	16.3	253	7.7
Real estate-mortgage	4,075	65.1	3,275	62.9	2,299	63.9	2,262	68.3	2,231	75.2
Consumer	252	3.0	271	2.9	212	2.7	138	3.1	160	3.5
Unallocated	-	-	-	-	-	-	-	-	54	-
	$7,551	100.0%	$6,300	100.0%	$5,236	100.0%	$4,692	100.0%	$4,060	100.0%

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

We do not utilize derivative financial or commodity instruments or hedging strategies in the management of interest rate risk. Because we are not exposed to market risk from trading activities and do not utilize hedging strategies or off-balance sheet management strategies, the Asset/Liability Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The difference between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. As of December 31, 2007, we had a negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $99.1 million, or 10.35% of total assets, compared to the negative gap position within the one-year interval at December 31, 2006, which totaled $80.9 million, or 8.56% of total assets.

The following table summarizes our interest sensitivity at December 31, 2007. Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed-rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

December 31, 2007	Within 3 Months	3 Months through 12 Months	1 Year through 3 Years	3 Years through 5 Years	After 5 Years	Non- Sensitive Funds	Total
(Dollars in thousands)
ASSETS:
Loans	$312,975	$134,138	$208,459	$75,728	$45,050	$(7,551)	$768,799
Investment securities	33,500	22,314	18,459	13,358	22,402	-	110,033
Interest bearing deposits with other banks	3,036	-	-	-	-	-	3,036
Federal funds sold	6,646	-	-	-	-	-	6,646
Other assets	-	-	-	-	-	68,397	68,397
Total Assets	$356,157	$156,452	$226,918	$89,086	$67,452	$60,846	$956,911
LIABILITIES:
Certificates of deposit $100,000 or more	$41,184	$83,474	$27,835	$9,075	$-	$-	$161,568
Other time deposits	42,962	110,332	43,515	17,918	-	-	214,727
Savings and money market deposits	169,748	148	-	-	-	-	169,896
NOW and Super NOW deposits	115,623	-	-	-	-	-	115,623
Noninterest bearing demand deposits	-	-	-	-	-	104,081	104,081
Short-term borrowings	32,694	15,000	-	-	-	-	47,694
Long-term debt	-	497	10,994	994	-	-	12,485
Other liabilities	-	-	-	-	-	10,602	10,602
STOCKHOLDERS’ EQUITY	-	-	-	-	-	120,235	120,235
Total Liabilities and Stockholders’ Equity	$402,211	$209,451	$82,344	$27,987	$-	$234,918	$956,911
Excess	$(46,054)	$(52,999)	$144,574	$61,099	$67,452	$(174,072)	$-
Cumulative Excess	$(46,054)	$(99,053)	$45,521	$106,620	$174,072	$-	$-
Cumulative Excess as percent of total assets	(4.81)%	(10.35)%	4.76%	11.14%	18.19%	-	-

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 300 basis point change in rates would have on their net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2007 and 2006, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

	Immediate Change in Rates
	+300 Basis Points	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points	-300 Basis Points
2007
% Change in Net Interest Income	9.58%	6.82%	3.49%	(4.37)%	(9.25)%	(14.58)%
% Change in Fair Value of Capital	1.99%	2.30%	1.37%	(1.73)%	(4.69)%	(9.42)%

2006
% Change in Net Interest Income	13.30%	9.23%	4.81%	(5.81)%	(10.58)%	(16.36)%
% Change in Fair Value of Capital	(3.88)%	(1.79)%	(0.36)%	(0.42)%	(1.63)%	(3.40)%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $20,500,000 available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by its portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the Federal Home Loan Bank, which provides another source of liquidity. At December 31, 2007 the Federal Home Loan Bank had issued a letter of credit in the amount of $35,000,000 on behalf of the Talbot Bank to a local government entity as collateral for its deposits.

At December 31, 2007, our loan to deposit ratio was approximately 100%, compared to 90% one year ago. Investment securities available for sale totaling $97,137,000 were available for the management of liquidity and interest rate risk. Cash and cash equivalents were $26,880,000 at December 31, 2007, compared to $79,673,000 one year ago. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date.

(Dollars in thousands)	Total	Within one year	One to three years	Three to five years	Over five years
Deposits without a stated maturity (a)	$389,596	$389,596	$-	$-	$-
Certificates of deposit (a)	379,092	280,747	71,351	26,994	-
Short-term borrowings	47,694	47,694	-	-	-
Long-term debt	12,485	7,497	3,994	994	-
Operating leases	3,106	458	743	537	1,368
Purchase obligations	3,479	1,479	639	907	454
	$835,452	$727,471	$76,727	$29,432	$1,822

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. Stegman and Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 12, 2008

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton, CPA
President and Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited Shore Bancshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Stegman & Company

Baltimore, Maryland
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three- year period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the three- year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Stegman & Company

Baltimore, Maryland
March 12, 2008

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)	2007	2006
ASSETS
Cash and due from banks	$17,198	$26,511
Interest bearing deposits with other banks	3,036	33,540
Federal funds sold	6,646	19,622
Investment securities:
Available for sale, at fair value	97,137	116,275
Held to maturity, at amortized cost - fair value of
$12,924 (2007) and $13,938 (2006)	12,896	13,971

Loans	776,350	699,719
Less: allowance for credit losses	(7,551)	(6,300)
Loans, net	768,799	693,419

Insurance premiums receivable	1,083	573
Premises and equipment, net	15,617	15,973
Accrued interest receivable	5,008	4,892
Investment in unconsolidated subsidiary	937	937
Goodwill	15,954	11,939
Other intangible assets	6,436	1,569
Deferred income taxes	1,847	2,092
Other real estate owned	176	398
Other assets	4,141	3,938

Total assets	$956,911	$945,649

LIABILITIES
Deposits:
Noninterest bearing demand	$104,081	$109,962
NOW and Super NOW	115,623	112,549
Certificates of deposit, $100,000 or more	161,568	153,731
Other time and savings	384,623	397,940
Total deposits	765,895	774,182

Accrued interest payable	2,793	2,243
Short-term borrowings	47,694	28,524
Long-term debt	12,485	25,000
Other liabilities	7,809	4,373

Total liabilities	836,676	834,322

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01; shares authorized - 35,000,000; shares issued and outstanding - 8,380,530 (2007) and 8,383,395 (2006)	84	84
Additional paid in capital	29,539	29,688
Retained earnings	90,365	82,279
Accumulated other comprehensive income (loss)	247	(724)

Total stockholders’ equity	120,235	111,327

Total liabilities and stockholders’ equity	$956,911	$945,649

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

(Dollars in thousands, except per share data)	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$57,524	$50,572	$41,848
Interest and dividends on investment securities:
Taxable	5,105	4,452	3,790
Tax-exempt	511	549	577
Federal funds sold	1,108	1,459	1,058
Other interest income	893	939	111
Total interest income	65,141	57,971	47,384

INTEREST EXPENSE
NOW and Super NOW accounts	1,069	702	552
Certificates of deposit, $100,000 or more	7,748	5,988	3,444
Other time and savings	12,876	10,438	7,107
Interest on short-term borrowings	1,264	1,034	692
Interest on long-term debt	1,148	912	104
Total interest expense	24,105	19,074	11,899

NET INTEREST INCOME	41,036	38,897	35,485

PROVISION FOR CREDIT LOSSES	1,724	1,493	810

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	39,312	37,404	34,675

NONINTEREST INCOME
Service charges on deposit accounts	3,372	3,137	2,878
Other service charges and fees	2,195	1,518	1,193
Gain on sale of securities	5	3	4
Insurance agency commissions	7,698	6,744	6,384
Other noninterest income	1,409	1,437	1,039
Total noninterest income	14,679	12,839	11,498

NONINTEREST EXPENSE
Salaries and wages	15,947	14,103	12,579
Employee benefits	4,044	3,590	3,176
Occupancy expense	1,962	1,655	1,542
Furniture and equipment expense	1,312	1,293	1,110
Data processing	1,820	1,559	1,414
Directors’ fees	605	536	590
Amortization of other intangible assets	333	337	337
Other noninterest expenses	6,516	5,462	4,683
Total noninterest expense	32,539	28,535	25,431

INCOME BEFORE INCOME TAXES	21,452	21,708	20,742
Income tax expense	8,002	8,154	7,854

NET INCOME	$13,450	$13,554	$12,888

Basic earnings per common share	$1.61	$1.62	$1.55
Diluted earnings per common share	$1.60	$1.61	$1.54
Cash dividends paid per common share	$0.64	$0.59	$0.54

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2005	$55	$28,017	$65,182	$(278)	$92,976
Comprehensive income:
Net income	-	-	12,888	-	12,888
Unrealized loss on available-for-sale securities, net of reclassification adjustment of ($105)	-	-	-	(986)	(986)
Total comprehensive income					11,902

Shares issued for employee stock- based awards and related tax effects	1	597	-	-	598
Shares issued for contingent earn out	-	400	-	-	400
Cash dividends paid ($0.54 per share)	-	-	(4,428)	-	(4,428)

Balances, December 31, 2005	56	29,014	73,642	(1,264)	101,448
Comprehensive income:
Net income	-	-	13,554	-	13,554
Unrealized gain on available-for-sale securities, net of reclassification adjustment of $14	-	-	-	540	540
Total comprehensive income					14,094

Shares issued for employee stock- based awards and related tax effects	-	654	-	-	654
Stock-based compensation expense	-	48	-	-	48
Stock dividend and cash in lieu of fractional shares paid	28	(28)	(9)	-	(9)
Cash dividends paid ($0.59 per share)	-	-	(4,908)	-	(4,908)

Balances, December 31, 2006	84	29,688	82,279	(724)	111,327
Comprehensive income:
Net income	-	-	13,450	-	13,450
Unrealized gain on available-for-sale securities, net of reclassification adjustment of $21	-	-	-	971	971
Total comprehensive income					14,421

Shares issued for employee stock- based awards and related tax effects	-	54	-	-	54
Stock-based compensation expense	-	63	-	-	63
Stock purchased and retired	-	(266)	-	-	(266)
Cash dividends paid ($0.64 per share)	-	-	(5,364)	-	(5,364)

Balances, December 31, 2007	$84	$29,539	$90,365	$247	$120,235

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,450	$13,554	$12,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,523	1,445	1,410
Stock-based compensation expense	63	48	-
Excess tax benefits from stock-based arrangements	(3)	(279)	-
Discount accretion on debt securities	(190)	(143)	(136)
Gain on sales of securities	(5)	(3)	(4)
Provision for credit losses	1,724	1,493	810
Deferred income taxes	(377)	(424)	169
Deferred gain on sale of premises	-	-	(176)
Loss (gain) on disposal of premises and equipment	136	(6)	17
(Gain) loss on sales of other real estate owned	(51)	-	89
Net changes in:
Insurance premiums receivable	(510)	517	(704)
Accrued interest receivable	(116)	(995)	(622)
Other assets	1,503	(342)	(231)
Accrued interest payable	550	1,029	583
Other liabilities	30	240	1,270

Net cash provided by operating activities	17,727	16,134	15,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3,500	51	9,744
Proceeds from maturities and principal payments
of securities available for sale	92,293	48,648	21,285
Purchases of securities available for sale	(74,897)	(57,833)	(35,350)
Proceeds from maturities and principal payments
of securities held to maturity	1,174	1,127	1,062
Purchases of securities held to maturity	(117)	(203)	(333)
Net increase in loans	(77,977)	(73,036)	(32,272)
Purchases of premises and equipment	(695)	(1,886)	(3,787)
Proceeds from sales of premises and equipment	-	40	912
Proceeds from sales of other real estate owned	1,148	255	-
Deferred earn out payment, net of stock issued	-	-	(2,912)
Acquisition, net of cash acquired	(5,259)	-	-

Net cash used in investing activities	(60,830)	(82,837)	(41,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market, and savings deposits	(18,843)	(12,428)	9,175
Net increase in certificates of deposit	10,556	81,652	37,110
Excess tax benefits from stock-based payment arrangements	3	279	-
Net increase (decrease) in short-term borrowings	19,170	(7,323)	8,741
Net (decrease) increase in long- term debt	(15,000)	21,000	(1,000)
Proceeds from issuance of common stock	54	654	598
Stock repurchased and retired	(266)	-	-
Dividends paid	(5,364)	(4,917)	(4,428)

Net cash (used) provided by financing activities	(9,690)	78,917	50,196

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,

	2007	2006	2005
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,793)	12,214	23,908

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	79,673	67,459	43,551

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$26,880	$79,673	$67,459

Supplemental cash flow information:

Interest paid	$23,555	$18,045	$11,315

Income taxes paid	$8,462	$8,281	$7,427

Transfers from loans to other real estate owned	$874	$352	$-

Details of acquisitions:
Fair value of assets acquired	$3,705	$-	$-
Fair value of liabilities assumed	(3,404)	-	-
Fair value of debt issued	(2,485)	-	-
Purchase price in excess of net assets acquired	9,215	-	-

Net cash paid for acquisition	$7,031	$-	$-

The notes to consolidated financial statements are an integral part of these statements.

 SHORE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

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

The allowance for credit losses is a material estimate that is particularly susceptible to significant changes in the near term. Management believes that the allowance for credit losses is sufficient to address the probable losses in the current portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Investment Securities Available for Sale

Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Other equity securities represent Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and Atlantic Central Banker’s Bank stock which are considered restricted as to marketability and are recorded at cost.

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

The Company’s systematic methodology for assessing the appropriateness of the allowance includes the two following components: (1) the formula allowance component reflecting historical losses, as adjusted, by credit category; and (2) the specific allowance component for risk rated credits on an individual or portfolio basis. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to ten years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and ten to forty years for buildings and building improvements. Land improvements are amortized over a period of fifteen years and leasehold improvements are amortized over the term of the respective lease. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are no longer ratably amortized into the income statement over an estimated life, but rather tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. The Company’s other intangible assets that have finite lives are amortized on a straight-line basis over varying periods not exceeding twenty-one years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over fifteen years. Note 8 includes a summary of the Company’s goodwill and other intangible assets.

Other Real Estate Owned

Other real estate owned represents assets acquired in satisfaction of loans either by foreclosure or deeds taken in lieu of foreclosure. Properties acquired are recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition with any deficiency charged to the allowance for credit losses. Thereafter, costs incurred to operate or carry the properties as well as reductions in value as determined by periodic appraisals are charged to operating expense. Gains and losses resulting from the final disposition of the properties are included in noninterest income.

Short-Term Borrowings

Short-term borrowings are comprised primarily of repurchase agreements which are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.

Long-Term Debt

Long -term debt primarily consists of advances from the Federal Home Loan Bank. These borrowings are used to fund earning asset growth of the Company.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to its cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

Basic and Diluted Earnings Per Common Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and restricted stock awards.

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

Stock-Based Compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is generally the market price of the stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $473,000, $430,000, and $385,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

New Accounting Pronouncements

Pronouncements adopted

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Company’s consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on the Company’s consolidated financial statements.

Pronouncements issued but not yet effective
SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008, and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

SFAS No. 141R, “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which is effective January 1, 2008. This EITF provides guidance for an employer to recognize a liability for future premium payments on behalf of the employee or retiree benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement with the employee. The adoption of this guidance did not have a material effect on retained earnings at January 1, 2008 and is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for years beginning after December 15, 2007.  The Company is currently assessing the impact of EITF 06-11 on its consolidated financial position and results of operations.

NOTE 2. ACQUISITIONS

Effective October 1, 2007, the Company acquired Jack Martin & Associates, Inc. (“JM”), a marine insurance agency located in Annapolis, Maryland. Pursuant to the acquisition agreement, the Company paid $3.7 million in cash for all of the issued and outstanding capital stock of JM. The total fair value of assets acquired was $484 thousand and the total of liabilities assumed was $433 thousand. Total intangible assets recorded relating to the acquisition of JM included $1.9 million of goodwill, $1.2 million of intangible assets subject to amortization, and $0.8 million of intangible assets not subject to amortization. In addition to the purchase price, the acquisition agreement calls for a deferred payment to be made on or before February 14, 2011 if the acquired business meets certain performance criteria through December 31, 2010.

Effective October 1, 2007, the Company acquired TSGIA, Inc. and its operating subsidiaries, Tri-State General Insurance Agency, LTD, Tri-State General Insurance Agency of New Jersey, Inc., Tri-State General Insurance Agency of Virginia, Inc., and ESFS, Inc. (collectively, “TSGIA”). In accordance with the purchase agreement, the Company paid $5.85 million for TSGIA. The total fair value of assets acquired was $3.2 million and the total of liabilities assumed was $3.0 million. Additionally, the Company assumed $2.5 million in long-term debt. Total intangible assets recorded relating to the acquisition of TSGIA included $2.1 million of goodwill,

$1.5 million of intangible assets subject to amortization, and $1.7 million of intangible assets not subject to amortization. In addition to the purchase price, the acquisition agreement calls for a deferred payment to be made on or before February 14, 2013 if the acquired business meets certain performance criteria through December 31, 2012.

The results of operations of JM and TSGIA subsequent to the acquisition date are included in the Company’s Consolidated Statements of Income.

NOTE 3. CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks. Such balances for the Company’s bank subsidiaries averaged approximately $1,683,000 and $7,361,000 during 2007 and 2006, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2007:
Obligations of U.S. Government agencies
and corporations	$67,204	$624	$95	$67,733
Other securities:
Mortgage-backed securities	25,810	137	193	25,754
Federal Home Loan Bank stock	2,984	-	-	2,984
Federal Reserve Bank stock	302	-	-	302
Federal Home Loan Mortgage Corporation
cumulative preferred stock	389	-	61	328
Other equity securities	35	1	-	36
	$96,724	$762	$349	$97,137
December 31, 2006:
Obligations of U.S. Government agencies
and corporations	$95,857	$81	$989	$94,949
Other securities:
Mortgage-backed securities	17,937	60	378	17,619
Federal Home Loan Bank stock	2,936	-	-	2,936
Federal Reserve Bank stock	302	-	-	302
Federal Home Loan Mortgage Corporation
cumulative preferred stock	389	44	-	433
Other equity securities	35	1	-	36
	$117,456	$186	$1,367	$116,275

Held-to-maturity securities:
December 31, 2007:
Obligations of states and political subdivisions	$12,895	$86	$58	$12,923
Mortgage-backed securities	1	-	-	1
	$12,896	$86	$58	$12,924
December 31, 2006:
Obligations of states and political subdivisions	$13,969	$84	$117	$13,936
Mortgage-backed securities	2	-	-	2
	$13,971	$84	$117	$13,938

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2007 are as follows:

		Continuous unrealized losses existing for:
		Less than 12	More than 12	Total Unrealized
(Dollars in thousands)	Fair Value	Months	Months	Losses
Available-for-sale securities:
Obligations of U.S. Government
agencies and corporations	$31,572	$4	$92	$96
Mortgage-backed securities	13,755	9	183	192
Federal Home Loan Mortgage Corporation
cumulative preferred stock	328	61	-	61
	$45,655	$74	$275	$349

The available-for-sale investment portfolio has a fair value of approximately $97 million, of which approximately $46 million have unrealized losses from their purchase price. Of these securities, $32 million or 70% are government agency bonds, and $14 million or 30% are mortgage-backed securities. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal loss (approximately 0.36%) when compared to amortized cost. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors, coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2007 are as follows:

		Continuous unrealized losses existing for:
		Less than 12	More than 12	Total Unrealized
(Dollars in thousands)	Fair Value	Months	Months	Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$4,724	$1	$57	$58

The held-to-maturity investment portfolio has a fair value of approximately $13 million, of which approximately $5 million have unrealized losses from their purchase price. The securities representing the unrealized losses in the held-to-maturity portfolio are all municipal securities with modest duration risk, low credit risk, and minimal losses (approximately .45%) when compared to amortized cost. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors, coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2007 are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$33,523	$33,500	$5,260	$5,264
Due after one year through five years	39,018	39,511	4,830	4,893
Due after five years through ten years	6,265	6,226	2,806	2,767
Due after ten years	14,209	14,250	-	-
	93,015	93,487	12,896	12,924
Equity securities	3,709	3,650	-	-
	$96,724	$97,137	$12,896	$12,924

The maturity date for mortgage-backed securities is determined by its expected maturity. The maturity date for the remaining debt securities is determined using its contractual maturity date.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. All pledged securities are in the available-for-sale investment portfolio.

	December 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$88,274	$88,805	$98,868	$97,851

There were no obligations of states or political subdivisions whose carrying value, as to any issuer, exceeded 10% of stockholders’ equity at December 31, 2007 or 2006.

Proceeds from sales of investment securities were $3,500,000, $51,000, and $9,744,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Gross gains from sales of investment securities were $5,000, $3,000, and $118,000 for the years ended December 31, 2007, 2006, and 2005, respectively. There were no gross losses for the years ended December 31, 2007 and 2006. Gross losses were $114,000 for the year ended December 31, 2005.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware. The principal categories of the loan portfolio at December 31 are summarized as follows:

(Dollars in thousands)	2007	2006
Real estate loans:
Construction and land development	$155,527	$153,715
Secured by farmland	23,741	19,979
Secured by residential properties	256,134	223,825
Secured by non-farm, nonresidential properties	225,747	203,978
Loans to farmers (loans to finance agricultural production and other loans)	2,779	3,378
Commercial and industrial loans	82,349	72,215
Loans to individuals for household, family, and other personal expenditures	23,044	19,569
Obligations of states and political subdivisions in the United States, tax-exempt	5,355	2,676
All other loans	2,347	1,116
	777,023	700,451
Net deferred loan fees/costs	(673)	(732)
	776,350	699,719
Allowance for credit losses	(7,551)	(6,300)
	$768,799	$693,419

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, 2007 and 2006, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $10,992,000 and $12,166,000, respectively. During 2007 and 2006, loan additions were approximately $1,093,000 and $4,502,000, respectively, and loan repayments were approximately $2,267,000 and $5,442,000, respectively.

Activity in the allowance for credit losses is summarized as follows:

(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$6,300	$5,236	$4,692

Loans charged off:
Real estate	(137)	(2)	-
Consumer	(301)	(137)	(183)
Commercial and other	(276)	(539)	(266)
	(714)	(678)	(449)
Recoveries:
Real estate	-	46	2
Consumer	76	80	71
Commercial and other	165	123	110
	241	249	183

Net loans charged off	(473)	(429)	(266)
Provision	1,724	1,493	810

Balance, end of year	$7,551	$6,300	$5,236

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

(Dollars in thousands)	2007	2006	2005
Impaired loans with a valuation allowance	$3,413	$7,658	$604
Impaired loans with no valuation allowance	127	-	242

Total impaired loans	$3,540	$7,658	$846

Allowance for loan losses related to impaired loans	$819	$883	$555
Allowance for loan losses related to other than impaired loans	6,732	5,417	4,681

Total allowance for loan losses	$7,551	$6,300	$5,236

Interest income on impaired loans recorded on the cash basis	$142	$-	$-

Average recorded investment in impaired loans for the year	$3,958	$1,857	$1,156

Gross interest income of $404,000 and $140,000 would have been recorded in 2007 and 2006, respectively, if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $142,000 and $0 for 2007 and 2006, respectively.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(Dollars in thousands)	2007	2006
Land	$4,395	$4,395
Buildings and land improvements	12,322	12,302
Furniture and equipment	7,212	7,210
	23,929	23,907
Accumulated depreciation	(8,312)	(7,934)
	$15,617	$15,973

Depreciation expense totaled $1,145,000, $1,065,000 and $920,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

On June 14, 2005, the Company entered into a sale-leaseback agreement with First Oxford Corporation. Under the agreement, the Company conveyed title to the land, including buildings, structures and other improvements of its banking facility in Felton, Delaware on September 23, 2005 for $950,000. The Company has leased back the facility for a period of 20 years. The gain on the transaction was $176,000. In accordance with the provisions of sale-leaseback accounting, the transaction was considered a normal leaseback and the realized gain was deferred and is being amortized to other income on a straight-line basis over the initial lease term.

Rental expense under the agreement was $76,000 for 2007 and 2006 and $30,000 for 2005.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2007, 2006 and 2005 was $380,000, $304,000 and $327,000, respectively. Future minimum annual rental payments are approximately as follows (dollars in thousands):

2008	$458
2009	420
2010	323
2011	296
2012	241
Thereafter	1,368
Total minimum lease payments	$3,106

NOTE 7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At December 31, 2007, the Company owned, through The Centreville National Bank of Maryland (“Centreville National Bank”), 20.0% of the outstanding common stock of the Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”). This investment is carried at cost, adjusted for Centreville National Bank’s equity in Delmarva Data’s undistributed income.

	December 31,
(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$937	$909	$859
Equity in net income	-	28	50

Balance, end of year	$937	$937	$909

Data processing and other expenses paid to Delmarva Data totaled approximately $1,988,000, $1,869,000 and $1,722,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $16.0 million at December 31, 2007 and $11.9 million at December 31, 2006. The Company recorded $4.0 in goodwill during 2007 relating to the acquisition of two insurance companies, JM and TSGIA, which increased the Insurance segment’s goodwill to $11.9 million.

The significant components of goodwill and acquired intangible assets are as follows:

	December 31, 2007				December 31, 2006
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$16,621	$667	$15,954	-	$12,606	$667	$11,939	-

Other intangible assets
Amortized other intangible assets
Employment agreements	$1,730	$62	$1,668	6.7	$-	$-	-	-
Insurance expirations	1,270	471	799	9.5	1,270	386	884	10.4
Core deposit intangible	968	454	514	4.3	968	333	635	5.3
Customer relationships	960	15	945	15.7	-	-	-	-
Unidentifiable intangible resulting from branch acquisitions	104	104	-	-	104	103	1	0.1
Other identifiable intangibles	621	621	-	-	621	572	49	0.4
	5,653	1,727	3,926		2,963	1,394	1,569
Unamortized other intangible assets
Carrier relationships	1,300	-	1,300	-	-	-	-	-
Trade name	1,210	-	1,210	-	-	-	-	-
	2,510	-	2,510			-	-	-
Total other intangible assets	$8,163	$1,727	$6,436		$2,963	$1,394	$1,569

The changes in the net carrying amount of goodwill for the year ended December 31, 2007 are as follows:

	Community
(Dollars in thousands)	banking	Insurance	Total
Balance, beginning of year	$4,076	$7,863	$11,939

Goodwill acquired during the year	-	4,015	4,015

Balance end of year	$4,076	$11,878	$15,954

The current period and estimated future amortization expense for amortized other intangible assets is as follows:

		Amortization
(Dollars in thousands)		expense
Year ended December 31,	2007	$333

Estimate for years ended December 31,	2008	515
	2009	515
	2010	515
	2011	515
	2012	402

Under the provisions of SFAS No. 142, goodwill was subjected to an annual assessment for impairment during 2007. As a result of annual assessment reviews, the Company determined that there was no impairment of goodwill. The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2007 and 2006 was $161,568,000 and $153,731,000, respectively.

The approximate maturities of time deposits at December 31 are as follows:

(Dollars in thousands)	2007	2006
Due in one year or less	$277,952	$239,789
Due in one to three years	71,350	71,090
Due in three to five years	26,993	54,860
	$376,295	$365,739

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31:

	2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate
At Year End:
Federal Home Loan Bank advances	$20,000	4.65%	$4,500	5.34%
Retail repurchase agreements	27,494	3.27	23,852	3.70
Other short-term borrowings	200	4.92	172	5.18
Total	$47,694	3.86%	$28,524	3.97%

Average for the Year:
Federal Home Loan Bank advances	$7,000	4.50%	$1,408	5.00%
Retail repurchase agreements	25,785	3.60	27,510	3.31
Other short-term borrowings	353	5.51	384	5.36

Maximum Month-end Balance:
Federal Home Loan Bank advances	$20,000		$5,000
Retail repurchase agreements	34,536		37,273
Other short-term borrowings	2,500		1,769

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

NOTE 11. LONG-TERM DEBT

As of December 31, the Company had the following long-term borrowings:

(Dollars in thousands)	2007	2006
Federal Home Loan Bank (FHLB) 4.67% Advance due in 2007	$-	$4,000
FHLB 5.52% Advance due in 2007	-	6,000
FHLB 5.72% Advance due in 2007	-	3,000
FHLB 5.08% Advance due in 2008	-	5,000
FHLB 5.69% Advance due in 2008	7,000	7,000
FHLB 4.17% Advance due in 2009	3,000	-
Acquisition related debt, 4.08% interest, equal annual installments for five years	2,485	-
	$12,485	$25,000

The Company has pledged its real estate mortgage loan portfolio under a blanket floating lien as collateral for the FHLB advances.

The acquisition related debt was incurred as part of the purchase price of TSGIA and is payable to the seller thereof, who remains the President of that subsidiary.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $1,140,000, $1,019,000, and $969,000 for 2007, 2006, and 2005, respectively.

TSGIA has a separate 401(k) plan covering substantially all of its full-time employees. The Company’s total expense under this plan was $11,000 for 2007.

NOTE 13. STOCK OPTION PLANS

The Company has two stock option plans, the Shore Bancshares, Inc. 1998 Stock Option Plan (“1998 Stock Option Plan”) and the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”). Under the plans, incentive and nonqualified stock options may be granted periodically to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Company’s Board. The plans provide for both immediate and graduated vesting schedules and reserved 720,000 shares of common stock for grant. At December 31, 2007, a total of 672,143 shares remained available for grant under the plans. The plans were adopted in 2006 and 1998, respectively, and options granted under the plans generally have a life not to exceed 10 years.

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was adopted in 1998 and amended in 2003 that allows employees to receive options to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the date of grant. As amended, the plan reserved 67,500 shares of common stock for issuance under the plan. There were 27,138 shares available for grant under the plan at December 31, 2007.

During the second quarter of 2007, the Company granted 3,845 restricted shares of common stock at a value of $25.31 per share pursuant to the 2006 Equity Plan. The restricted shares vest in equal annual installments on the first through the fifth anniversary dates of the grant subject to the employees’ continued employment with the Company on the applicable anniversary date. Compensation expense for restricted stock awards is measured based on the grant date fair value and then recognized over the respective service period, which matches the vesting period. None of the outstanding restricted stock awards were vested at December 31, 2007.

During the third quarter of 2007, the Company granted 400 shares of common stock at a value of $25.00 per share pursuant to the 2006 Equity Plan. The shares were fully vested upon issuance and the compensation expense associated with the grant date fair value was recognized on the grant date.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the year ended December 31, 2007:

	Number	Weighted Average Grant
	of Shares	Date Fair Value

Outstanding at January 1, 2007	-	$-
Granted	4,245	25.28
Cancelled	-	-
Outstanding at December 31, 2007	4,245	$25.28

Nonvested at December 31, 2007	3,845	$25.31

Following is a summary of changes in shares under option for the 1998 Stock Option Plan and the ESPP for the years indicated:

	Year Ended December 31,
	2007		2006
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	37,515	$15.82	77,364	$10.68
Granted	-	-	11,972	18.47
Exercised	(3,444)	17.07	(50,056)	8.52
Expired/Cancelled	(274)	18.47	(1,765)	15.76
Outstanding at end of year	33,797	$15.67	37,515	$15.82

Weighted average fair value of options granted during the year		$-		$5.91

The following summarizes information about options outstanding at December 31, 2007:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$21.33	5,075	5,075	1.05
14.00	4,005	4,005	2.05
13.17	17,195	17,195	4.28
18.47	7,522	7,522	0.33
	33,797	33,797

The fair value of stock options issued is measured on the date of grant and recognized over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted pursuant to the Employee Stock Purchase Plan during 2006; there were no options granted in 2007 and 2005:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest rate	4.53%
Expected lives (in years)	2.25

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $212,000 at December 31, 2007. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $32,000, $814,000 and $353,000, respectively. The total fair value of shares vested was $30,000 for both 2007 and 2006 and $39,000 for 2005.

Stock-based compensation expense totaled $63,000 and $48,000 in 2007 and 2006, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $3,000 and $279,000 in 2007 and 2006, respectively. Unrecognized stock-based compensation expense related to stock options and stock awards totaled $91,000 at December 31, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.89 years.

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures are as follows for the year ended December 31, 2005:

(Dollars in thousands)	2005
Net income:
As reported	$12,888
Less pro forma stock-based compensation
expense determined under the fair value
method, net of related tax effects	(50)
Pro forma net income	$12,838

Basic earnings per share:
As reported	$1.55
Pro forma	1.55

Diluted earnings per share
As reported	$1.54
Pro forma	1.54

NOTE 14. DEFERRED COMPENSATION

During 2006, the Company adopted the Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) for members of management and highly compensated employees of the Company and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance−based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts will be credited to an account maintained on behalf of the participant and will be invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Company’s Board. The Company may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by the Company will vest over a five-year period. For the year ended December 31, 2007 the Company made contributions to the Plan totaling $167,000. No contributions were made in 2006. Elective deferrals were made by one plan participant during 2007 and 2006.

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer. The participant is 100% vested in amounts credited to his account. Contributions to the plan were $20,000 in 2006 and 2005. No contributions were made to this plan in 2007.

Centreville National Bank has agreements with certain of its directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by the Company, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31 are as follows:

(Dollars in thousands)	2007	2006
Cash surrender value	$2,204	$2,125
Accrued benefit obligation	902	823

NOTE 15. INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

(Dollars in thousands)	2007	2006
Federal income taxes currently (receivable) payable	$(66)	$126
State income taxes currently receivable	(66)	(173)
Deferred income tax benefit	1,847	2,092

Components of income tax expense for each of the three years ended December 31 are as follows:

(Dollars in thousands)	2007	2006	2005
Currently payable:
Federal	$7,162	$7,367	$6,331
State	1,217	1,211	1,159
	8,379	8,578	7,490
Deferred income tax (benefit) expense:
Federal	(255)	(351)	287
State	(122)	(73)	77
	(377)	(424)	364

	$8,002	$8,154	$7,854

A reconciliation of tax computed at the statutory federal tax rate of 35% to the actual tax expense for the three years ended December 31 follows:

	2007	2006	2005
Tax at federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(1.0)	(.9)	(1.0)
Non-deductible expenses	.2	.1	.1
State income taxes, net of federal benefit	3.4	3.5	3.8
Other	(.3)	(.1)	-

Income tax expense	37.3%	37.6%	37.9%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for credit losses	$2,997	$2,461
Provision for off-balance sheet commitments	157	122
Net operating loss carry forward	41	5
Deferred gain on sale leaseback	55	58
Recognized loss on impaired securities	45	44
Loan fees	287	296
Deferred compensation	460	398
Unrealized losses on available-for-sale securities	-	456
Other	18	3
Total deferred tax assets	4,060	3,843
Deferred tax liabilities:
Depreciation	389	400
Purchase accounting adjustments	959	609
Federal Home Loan Bank stock dividend	29	28
Undistributed income of unconsolidated subsidiary	76	61
Loan origination fees and costs	520	583
Unrealized gains on available-for-sale securities	166	-
Other	74	70
Total deferred tax liabilities	2,213	1,751
Net deferred tax assets	$1,847	$2,092

NOTE 16. EARNINGS PER COMMON SHARE

Information relating to the calculation of earnings per common share is summarized as follows for the years ended December 31:

(In thousands, except per share data)	2007	2006	2005
Basic:
Net income (applicable to common stock)	$13,450	$13,554	$12,888
Average common shares outstanding	8,380	8,366	8,305
Basic earnings per share	$1.61	$1.62	$1.55

Diluted:
Net income (applicable to common stock)	$13,450	$13,554	$12,888
Average common shares outstanding	8,380	8,366	8,305
Diluted effect of stock options	14	27	38
Average common shares outstanding - diluted	8,394	8,393	8,343

Diluted earnings per share	$1.60	$1.61	$1.54

For the years ended December 31, 2007 and 2006, there were no options excluded from computing diluted earnings per share. For the year ended December 31, 2005, options to purchase 6,000 shares of common stock were excluded from computing diluted earnings per share because their effect was antidilutive.

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

The Company and each of The Talbot Bank of Easton, Maryland (“Talbot Bank”), Centreville National Bank, and The Felton Bank (Talbot Bank, Centreville National Bank and The Felton Bank are collectively referred to in this Note as the “Banks”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes, as of December 31, 2007, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on the ability of the Company or any of the Banks to remain in the well capitalized category.

Capital levels and ratios for Shore Bancshares, Inc., Talbot Bank, Centreville National Bank and The Felton Bank as of December 31, 2007 and 2006, compared with the minimum requirements, are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Company	$105,694	13.14%	$64,339	8.00%
Talbot Bank	64,209	13.57	37,863	8.00	$47,329	10.00%
Centreville National Bank	31,604	12.66	19,966	8.00	24,957	10.00
The Felton Bank	7,988	10.36	6,169	8.00	7,711	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Company	$97,744	12.15%	$32,170	4.00%
Talbot Bank	59,298	12.53	18,932	4.00	$28,397	6.00%
Centreville National Bank	29,575	11.85	9,983	4.00	14,974	6.00
The Felton Bank	7,024	9.11	3,084	4.00	4,626	6.00
Tier 1 Capital (to Average Assets):
Company	$97,744	10.50%	$37,225	4.00%
Talbot Bank	59,298	11.14	21,299	4.00	$26,624	5.00%
Centreville National Bank	29,575	9.58	12,352	4.00	15,439	5.00
The Felton Bank	7,024	7.75	3,626	4.00	4,532	5.00
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Company	$105,402	14.04%	$60,038	8.00%
Talbot Bank	59,844	13.24	36,153	8.00	$45,191	10.00%
Centreville National Bank	32,337	14.53	17,798	8.00	22,248	10.00
The Felton Bank	7,232	10.03	5,766	8.00	7,208	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Company	$98,766	13.16%	$30,019	4.00%
Talbot Bank	55,739	12.33	18,076	4.00	$27,115	6.00%
Centreville National Bank	30,557	13.73	8,899	4.00	13,349	6.00
The Felton Bank	6,482	8.99	2,883	4.00	4,325	6.00
Tier 1 Capital (to Average Assets):
Company	$98,766	10.64%	$37,142	4.00%
Talbot Bank	55,739	10.73	20,773	4.00	$25,966	5.00%
Centreville National Bank	30,557	9.50	12,860	4.00	16,075	5.00
The Felton Bank	6,482	7.80	3,325	4.00	4,156	5.00

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company. At December 31, 2007, the Banks could have paid dividends to the Company of approximately $11,578,000 without the prior consent and approval of the regulatory agencies. The Company had no outstanding receivables from subsidiaries at December 31, 2007 or 2006.

NOTE 18. LINES OF CREDIT

The Banks had $20,500,000 in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2007. In addition, the Banks have credit availability of approximately $86,888,000 from the Federal Home Loan Bank. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. At December 31, 2007 and 2006, the Federal Home Loan Bank had issued letters of credit in the amounts of $35,000,000 and $30,000,000, respectively, on behalf of the Talbot Bank to a local government entity as collateral for its deposits. The Banks had short-term borrowings from the Federal Home Loan Bank at December 31, 2007 and 2006 of $20,000,000 and $4,500,000, respectively.

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

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of December 31 are as follows:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$26,880	$26,797	$79,673	$79,674
Investment securities	110,033	110,060	130,246	130,215
Loans	776,350	796,798	699,719	708,164
Less: allowance for loan losses	(7,551)	(7,551)	(6,300)	(6,300)
	$905,712	$926,104	$903,338	$911,753

Financial liabilities:
Deposits	$765,895	$755,041	$774,182	$756,685
Short-term borrowings	47,694	47,703	28,524	28,347
Long-term debt	12,485	12,657	25,000	24,993

	$826,074	$815,401	$827,706	$810,025

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Unrecognized financial instruments:
Commitments to extend credit	$246,295	$-	$189,396	$-
Standby letters of credit	18,276	-	20,279	-
	$264,571	$-	$209,675	$-

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

Commitments outstanding as of December 31 are as follows:

(Dollars in thousands)	2007	2006
Commitments to extend credit	$246,295	$189,396
Letters of credit	18,276	20,279

	$264,571	$209,675

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

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31,

(Dollars in thousands)	2007	2006
Assets:
Cash	$1,441	$1,212
Investment in subsidiaries	118,995	107,513
Income taxes receivable	577	302
Premises and equipment, net	2,997	3,031
Other assets	172	177
Total assets	$124,182	$112,235

Liabilities:
Accounts payable	$640	$462
Deferred tax liability	822	446
Long-term debt	2,485	-
Total liabilities	3,947	908

Stockholders’ equity:
Common stock	84	84
Additional paid in capital	29,539	29,688
Retained earnings	90,365	82,279
Accumulated other comprehensive income (loss)	247	(724)
Total stockholders’ equity	120,235	111,327
Total liabilities and stockholders’ equity	$124,182	$112,235

Condensed Statements of Income
For the years ended December 31,

(Dollars in thousands)	2007	2006	2005
Income
Dividends from subsidiaries	$11,234	$5,115	$6,928
Management and other fees from subsidiaries	5,078	3,982	2,577
Rental income	76	108	125
Interest income	14	10	4
Total income	16,402	9,215	9,634

Expenses
Salaries and employee benefits	3,675	3,034	2,033
Occupancy expense	333	257	223
Other operating expenses	1,346	1,195	798
Total expenses	5,354	4,486	3,054

Income before income tax expense and
equity in undistributed income of subsidiaries	11,048	4,729	6,580
Income tax expense	109	331	177
Income before equity in undistributed income of subsidiaries	10,939	4,398	6,403

Equity in undistributed income of subsidiaries	2,511	9,156	6,485
Net income	$13,450	$13,554	$12,888

Condensed Statements of Cash Flows
For the years ended December 31,

(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$13,450	$13,554	$12,888
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,511)	(9,156)	(6,485)
Loss on disposal of furniture and equipment	2	-	-
Depreciation	166	125	91
Stock-based compensation expense	63	48	-
Excess tax benefits from stock-based arrangements	(3)	(279)	-
Net (increase) decrease in other assets	(267)	186	(131)
Net increase in other liabilities	553	186	222
Net cash provided by operating activities	11,453	4,664	6,585
Cash flows from investing activities:
Acquisition	(8,001)	-	-
Purchase of premises and equipment	(135)	(281)	(83)
Deferred earn out payment, net of stock issued	-	-	(2,400)
Investment in subsidiaries	-	-	(250)
Net cash used by investing activities	(8,136)	(281)	(2,733)
Cash flows from financing activities:
Excess tax benefits from stock-based arrangements	3	279	-
Proceeds from long-term debt	2,485	-	-
Proceeds from issuance of common stock	54	654	598
Stock repurchased and retired	(266)	-	-
Dividends paid	(5,364)	(4,917)	(4,428)
Net cash used by financing activities	(3,088)	(3,984)	(3,830)
Net increase in cash and cash equivalents	229	399	22
Cash and cash equivalents at beginning of year	1,212	813	791
Cash and cash equivalents at end of year	$1,441	$1,212	$813

NOTE 23. QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2007 is reported as follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2007
Interest income	$15,890	$16,255	$16,543	$16,453
Net interest income	9,905	10,242	10,463	10,426
Provision for credit losses	242	413	604	465
Income before income taxes	5,420	5,343	5,315	5,374
Net Income	$3,403	$3,356	$3,351	$3,340

Basic earnings per common share	$0.41	$0.40	$0.40	$0.40
Diluted earnings per common share	$0.41	$0.40	$0.40	$0.40

2006
Interest income	$13,065	$13,943	$15,368	$15,595
Net interest income	9,414	9,909	9,902	9,671
Provision for credit losses	311	240	416	526
Income before income taxes	5,718	5,941	5,167	4,882
Net Income	$3,551	$3,751	$3,199	$3,053

Basic earnings per common share	$0.43	$0.45	$0.38	$0.36
Diluted earnings per common share	$0.43	$0.45	$0.38	$0.36

Earnings per share are based upon quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 24. LINE OF BUSINESS RESULTS

The Company operates two primary businesses: Community Banking and Insurance Products and Services. The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland through its seventeen-branch network. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

A full range of insurance products and services are available to businesses and consumers in the Company’s market. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

Selected financial information by line of business is included in the following table:

	Community	Insurance products	Parent
(Dollars in thousands)	banking	and services	Company	Total

2007
Interest income	$65,133	$8	$-	$65,141
Interest expense	24,105	-	-	24,105
Provision for credit losses	1,724	-	-	1,724
Noninterest income	6,775	7,906	(2)	14,679
Noninterest expense	20,205	7,124	5,210	32,539
Net intersegment income (expense)	(4,646)	(381)	5,027	-
Income before taxes	21,228	409	(185)	21,452
Income tax expense (benefit)	7,918	153	(69)	8,002
Net income	$13,310	$256	$(116)	$13,450

Total assets	$933,583	$20,405	$2,923	$956,911

2006
Interest income	$57,971	$-	$-	$57,971
Interest expense	19,074	-	-	19,074
Provision for credit losses	1,493	-	-	1,493
Noninterest income	5,994	6,812	33	12,839
Noninterest expense	18,592	5,561	4,382	28,535
Net intersegment income (expense)	(3,673)	(291)	3,964	-
Income before taxes	21,133	960	(385)	21,708
Income tax expense (benefit)	7,939	360	(145)	8,154
Net income	$13,194	$600	$(240)	$13,554

Total assets	$932,616	$9,777	$3,256	$945,649

2005
Interest income	$47,384	$-	$-	$47,384
Interest expense	11,899	-	-	11,899
Provision for credit losses	810	-	-	810
Noninterest income	4,999	6,450	49	11,498
Noninterest expense	16,982	5,492	2,957	25,431
Net intersegment income (expense)	(2,396)	(164)	2,560	-
Income before taxes	20,296	794	(348)	20,742
Income tax expense (benefit)	7,678	314	(138)	7,854
Net income	$12,618	$480	$(210)	$12,888

Total assets	$838,118	$10,497	$3,023	$851,638

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2007. Management’s report on the Company’s internal control over financial reporting and the related report of the Company’s independent registered public accounting firm are included on page 33 and page 34 of this report, respectively, and each is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information provided in Item 5 of Part II of this report under the heading “EQUITY COMPENSATION PLAN INFORMATION” is incorporated herein by reference. All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income -- Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Stockholders’ Equity -- Years Ended December 31, 2007, 2006 and  2005

Consolidated Statements of Cash Flows -- Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

(a) (3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

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

Shore Bancshares, Inc.

Date: March 14, 2008	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III Herbert L. Andrew, III	Director	March 14, 2008

/s/ Blenda W. Armistead Blenda W. Armistead	Director	March 14, 2008

/s/ Lloyd L. Beatty, Jr. Lloyd L. Beatty, Jr.	Director	March 14, 2008

/s/ Paul M. Bowman Paul M. Bowman	Director	March 14, 2008

/s/ William W. Duncan William W. Duncan	Director	March 14, 2008

/s/ Thomas H. Evans Thomas H. Evans	Director	March 14, 2008

/s/ Mark M. Freestate Mark M. Freestate	Director	March 14, 2008

/s/ Richard C. Granville Richard C. Granville	Director	March 14, 2008

/s/ W. Edwin Kee W. Edwin Kee	Director	March 14, 2008

/s/ Neil R. LeCompte Neil R. LeCompte	Director	March 14, 2008

/s/ Jerry F. Pierson Jerry F. Pierson	Director	March 14, 2008

/s/ Christopher F. Spurry Christopher F. Spurry	Director	March 14, 2008

/s/ F. Winfield Trice, Jr. F. Winfield Trice, Jr.	Director	March 14, 2008

/s/ W. Moorhead Vermilye W. Moorhead Vermilye	Director President/CEO	March 14, 2008

/s/ Susan E. Leaverton Susan E. Leaverton	Treasurer/ Principal Accounting Officer	March 14, 2008

EXHIBIT LIST

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.2(i)	Amended and Restated By-Laws (filed herewith).

3.2(ii)	First Amendment to Amended and Restated Bylaws (filed herewith).

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.19	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.20	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.21	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.22	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).

10.23	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

21	Subsidiaries of the Company (listed in the “BUSINESS—General” section of Item 1 of Part I of this annual report).

23	Consent of Stegman & Company (filed herewith).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).