Form 10-Q
period 2008-03-31
SHORE BANCSHARES INC
filed 2008-05-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,395,450 shares of common stock outstanding as of April 25, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$17,236	$17,198
Interest bearing deposits with other banks	6,928	3,036
Federal funds sold	28,313	6,646
Investment securities:
Available for sale, at fair value	86,056	97,137
Held-to-maturity, at amortized cost (fair value of $13,156 and $12,924, respectively)	13,006	12,896

Loans	808,583	776,350
Less: allowance for credit losses	(7,926)	(7,551)
Loans, net	800,657	768,799

Insurance premiums receivable	1,854	1,083
Premises and equipment, net	15,408	15,617
Accrued interest receivable	5,048	5,008
Investment in unconsolidated subsidiary	937	937
Goodwill	15,954	15,954
Other intangible assets, net	6,307	6,436
Deferred income taxes	1,688	1,847
Other real estate owned	-	176
Other assets	4,444	4,141
TOTAL ASSETS	$1,003,836	$956,911

LIABILITIES
Deposits:
Noninterest bearing demand	$103,328	$104,081
Interest bearing demand	114,314	115,623
Money market and savings	184,488	169,896
Certificates of deposit $100,000 or more	188,605	161,568
Other time	218,182	214,727
Total deposits	808,917	765,895

Accrued interest payable	2,579	2,793
Short-term borrowings	42,712	47,694
Long-term debt	15,485	12,485
Other liabilities	11,444	7,809
TOTAL LIABILITIES	881,137	836,676

STOCKHOLDERS’ EQUITY
Common stock, par value $.01; shares authorized - 35,000,000; shares issued and outstanding - 8,395,450 and 8,380,530, respectively	84	84
Additional paid in capital	29,578	29,539
Retained earnings	92,076	90,365
Accumulated other comprehensive income	961	247
TOTAL STOCKHOLDERS’ EQUITY	122,699	120,235
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,003,836	$956,911

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For The Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$14,560	$13,624
Interest and dividends on investment securities:
Taxable	1,080	1,284
Tax-exempt	123	124
Federal funds sold	122	520
Other interest income	38	338
Total interest income	15,923	15,890

INTEREST EXPENSE
Interest bearing demand	171	236
Money market and savings	705	824
Certificates of deposit $100,000 or more	2,070	1,926
Other time	2,397	2,382
Interest on short-term borrowings	366	246
Interest on long-term debt	184	371
Total interest expense	5,893	5,985

NET INTEREST INCOME	10,030	9,905
PROVISION FOR CREDIT LOSSES	462	242

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,568	9,663

NONINTEREST INCOME
Service charges on deposit accounts	871	689
Other service charges and fees	736	471
Insurance agency commissions	3,467	2,039
Other noninterest income	428	449
Total noninterest income	5,502	3,648

NONINTEREST EXPENSE
Salaries and wages	4,607	3,817
Employee benefits	1,377	1,116
Occupancy expense	499	510
Furniture and equipment expense	286	322
Data processing	470	432
Directors’ fees	165	163
Amortization of other intangible assets	129	83
Other noninterest expenses	2,058	1,448
Total noninterest expense	9,591	7,891

INCOME BEFORE INCOME TAXES	5,479	5,420
Income tax expense	2,107	2,017

NET INCOME	$3,372	$3,403

Basic earnings per common share	$.40	$.41
Diluted earnings per common share	$.40	$.41
Dividends paid per common share	$.16	$.16

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three-Month Periods Ended March 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2008	$84	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	3,372	-	3,372
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	714	714
Total comprehensive income					4,086

Shares issued for employee stock-based awards	-	16	-	-	16

Stock-based compensation expense	-	23	-	-	23

Cash dividends paid ($0.16 per share)	-	-	(1,343)	-	(1,343)

Balances, March 31, 2008	$84	$29,578	$92,076	$961	$122,699

Balances, January 1, 2007	$84	$29,687	$82,279	$(723)	$111,327

Comprehensive income:
Net income	-	-	3,403	-	3,403
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	218	218
Total comprehensive income					3,621

Shares issued for employee stock-based awards	-	24	-	-	24

Stock-based compensation expense	-	12	-	-	12

Repurchase and retirement of 10,000 shares	-	(261)	-	-	(261)

Cash dividends paid ($0.16 per share)	-	-	(1,341)	-	(1,341)

Balances, March 31, 2007	$84	$29,462	$84,341	$(505)	$113,382

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,372	$3,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	376
Stock-based compensation expense	23	12
Discount accretion on debt securities	(80)	(33)
Provision for credit losses	462	242
Loss on sale of other real estate owned	50	-
Net changes in:
Insurance premiums receivable	(771)	(265)
Accrued interest receivable	(40)	(191)
Other assets	(619)	(213)
Accrued interest payable	(214)	176
Other liabilities	3,317	2,003
Net cash provided by operating activities	5,933	5,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	26,253	6,003
Purchases of securities available for sale	(13,923)	(4,939)
Proceeds from maturities and principal payments of securities held to maturity	690	3
Purchases of securities held to maturity	(802)	-
Net (increase) decrease in loans	(32,458)	2,218
Purchases of premises and equipment	(73)	(207)
Proceeds from sales of other real estate owned	264	-
Net cash (used in) provided by investing activities	(20,049)	3,078

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings deposits	12,530	(6,882)
Net increase in certificates of deposit	30,492	11,059
Net (decrease) increase in short-term borrowings	(4,982)	4,291
Proceeds from issuance of long-term debt	3,000	2,000
Proceeds from issuance of common stock	16	24
Stock repurchased and retired	-	(261)
Dividends paid	(1,343)	(1,341)
Net cash provided by financing activities	39,713	8,890

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,597	17,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,880	79,673
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,477	$97,151

Supplemental cash flows information:

Interest paid	$6,107	$5,808

Income taxes paid	$125	$35

Transfers from loans to other real estate owned	$138	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2008, the results of operations for the three-month periods ended March 31, 2008 and 2007, changes in stockholders’ equity for the three-month periods ended March 31, 2008 and 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2007 were derived from audited financial statements. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding stock options and awards. The following table provides information relating to the calculation of earnings per share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2008	2007

Net Income	$3,372	$3,403

Weighted Average Shares Outstanding – Basic	8,391	8,382

Dilutive effect of stock-based awards	9	14

Weighted Average Shares Outstanding – Diluted	8,400	8,396

Earnings per common share – Basic	$0.40	$0.41

Earnings per common share – Diluted	$0.40	$0.41

There were no antidilutive stock-based awards excluded from the calculation of earnings per share for the three months ended
March 31, 2008 and 2007.

Note 3 – Significant Accounting Policy

Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Impaired loans with a valuation allowance	$3,387	$3,413	$3,797
Impaired loans with no valuation allowance	51	127	177
Total impaired loans	$3,438	$3,540	$3,974

Allowance for credit losses applicable to impaired loans	$999	$819	$880
Allowance for credit losses applicable to other than impaired loans	6,927	6,732	5,626
Total allowance for credit losses	$7,926	$7,551	$6,506

Average recorded investment in impaired loans	$3,489	$3,958	$5,172

Gross interest income of $68 thousand for the first quarter of 2008, $404 thousand for fiscal year 2007 and $194 thousand for the first quarter of 2007 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $1 thousand for the first quarter of 2008, $142 thousand for fiscal year 2007 and $133 thousand for the first quarter of 2007.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2008, total commitments to extend credit were approximately $242.6 million. Outstanding letters of credit were approximately $18.4 million at March 31, 2008.

Note 5 - Stock-Based Compensation

At March 31, 2008, the Company had three equity compensation plans: (i) the Shore Bancshares, Inc. 1998 Stock Option Plan; (ii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iii) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”). The plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Stock-based awards granted to date are generally time-based, vesting on each anniversary of the grant date over a three to five year period of time and, in the case of stock options, expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

During the three-month periods ended March 31, 2008 and 2007, the Company recognized pre-tax stock-based compensation expense of $23 thousand and $12 thousand, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value. Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $368 thousand as of March 31, 2008. The weighted-average period over which this unrecognized expense was expected to be recognized was 4.2 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. Stock-based compensation expense recognized in the consolidated statements of income in the first quarter of 2008 and 2007 reflects forfeitures as they occurred.

No options were granted during the quarters ended March 31, 2008 and 2007.

The following table summarizes stock option activity for the Company under all plans for the three months ended March 31, 2008:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	33,797	$15.67
Granted	-	-
Exercised	(1,331)	15.48
Expired/Cancelled	(82)	18.47
Outstanding at end of period	32,384	15.67	$187,051

Exercisable at end of period	32,384	$15.67	$187,051

The following summarizes information about options outstanding at March 31, 2008:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$ 21.33	5,075	5,075	0.8
14.00	4,005	4,005	1.8
13.17	16,445	16,445	4.0
18.47	6,859	6,859	0.1
	32,384	32,384

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2008 and 2007 was approximately $9 thousand and $15 thousand, respectively. Cash received upon exercise of options during the three-month periods ended March 31, 2008 and 2007 was approximately $16 thousand and $24 thousand, respectively.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2008:

	Number	Weighted Average Grant
	of Shares	Date Fair Value

Nonvested at January 1, 2008	3,845	$25.31
Granted	13,783	21.93
Vested	-	-
Cancelled	-	-
Nonvested at March 31, 2008	17,628	$22.67

Note 6 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 17-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the three months ended March 31, 2008 and 2007 is included in the following table:

	Community	Insurance products	Parent
(Dollars in thousands)	banking	and services	Company	Total
2008
Interest income	$15,906	$17	$-	$15,923
Interest expense	(5,859)	-	(34)	(5,893)
Provision for credit losses	(462)	-	-	(462)
Noninterest income	1,802	3,700	-	5,502
Noninterest expense	(5,141)	(3,044)	(1,406)	(9,591)
Net intersegment income (expense)	(1,263)	(90)	1,353	-
Income before taxes	4,983	583	(87)	5,479
Income tax (expense) benefit	(1,916)	(224)	33	(2,107)
Net income	$3,067	$359	$(54)	$3,372

Total assets	$980,506	$20,818	$2,512	$1,003,836

2007
Interest income	$15,890	$-	$-	$15,890
Interest expense	(5,985)	-	-	(5,985)
Provision for credit losses	(242)	-	-	(242)
Noninterest income	1,593	2,055	-	3,648
Noninterest expense	(5,185)	(1,373)	(1,333)	(7,891)
Net intersegment income (expense)	(1,186)	(95)	1,281	-
Income before taxes	4,885	587	(52)	5,420
Income tax (expense) benefit	(1,818)	(218)	19	(2,017)
Net income	$3,067	$369	$(33)	$3,403

Total assets	$947,392	$9,972	$2,986	$960,350

Note 7 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the Financial Accounting Standards Board (“FASB”) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category that the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Significant
			Other		Total Changes
	Carrying	Quoted	Observable	Trading	In Fair Values
	Value	Prices	Inputs	Gains and	Included In
(Dollars in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Losses)	Period Earnings
Securities available for sale	$86,056	-	$86,056	-	-

Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Note 8 – New Accounting Pronouncements

Pronouncements adopted
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of post-retirement defined benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The adoption of SFAS 158’s requirement to recognize the funded status in the financial statements for fiscal years ending after December 15, 2006 did not have a significant impact on the Company’s consolidated financial statements. SFAS 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008, and did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted SFAS 159 on January 1, 2008 and has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which was effective January 1, 2008. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, " Employers' Accounting for Postretirement Benefits Other Than Pensions." The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity's obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $318,000.

EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Pronouncements issued but not yet effective
SFAS No. 141R, “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to enhance the disclosures previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2007.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 17 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”) and the mortgage broker business through Wye Mortgage Group, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc.

The shares of common stock of Shore Bancshares, Inc. are listed on the Nasdaq Global Select Market under the symbol “SHBI”.

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

Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on Management’s continuing assessment of the totality of all factors, including, but not limited to, delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in Management’s perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific allowance is established based on our assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on Management’s estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to Management’s concerns regarding collectibility or Management’s knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of Management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the first quarter of 2008 was $3.372 million, or diluted earnings per share of $0.40, compared to $3.403 million, or diluted earnings per share of $0.41, for the first quarter of 2007. For the fourth quarter of 2007, net income was $3.340 million or $0.40 per diluted share.

Annualized return on average assets was 1.38% for the three months ended March 31, 2008, compared to 1.43% for the same period in 2007. Annualized return on average stockholders’ equity was 10.96% for the three-month period ended March 31, 2008, compared to 12.09% for the same period in 2007. For the fourth quarter of 2007, return on average assets was 1.40% and return on average equity was 11.78%.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three-month period ended March 31, 2008 was $10.0 million, representing an increase of 1.3% when compared to the same period last year. Increased loan volume was the reason for the increase. The net interest margin remained relatively flat at 4.42% for the first quarter of 2008 when compared to the first quarter of 2007. Net interest income decreased 3.8% from the fourth quarter of 2007 primarily due to decreased rates. The net interest margin decreased 28 basis points from 4.70% for the fourth quarter of 2007. The 200 basis-point reduction in interest rates by the Federal Reserve in the first quarter of 2008 had a significant and immediate impact on the overall yield on earning assets.

Interest income was $15.9 million for both the first quarters of 2008 and 2007. Average earning assets increased 3.1% during the first quarter of 2008 when compared to the same period in 2007, and yields earned decreased 15 basis points to 7.00%. Average loans increased 14.0% while the yield earned on loans decreased 44 basis points. Loans comprised 86.5% and 78.1% of total average earning assets for the quarters ended March 31, 2008 and 2007, respectively. Interest income decreased 3.2% when compared to the fourth quarter of 2007.

Interest expense decreased 1.5% for the three-month period ended March 31, 2008 when compared to the same period last year. Average interest bearing liabilities increased 3.0% while rates paid decreased 13 basis points to 3.17%. Declining average balances and lower rates paid on money market and savings deposits and long-term debt were the primary reasons for the decreased expense. Although lower rates were paid for certificates of deposit and short-term borrowings, interest expense increased for these two categories due to increased average balances. The average balance of interest bearing deposits increased by 2.6% for the three months ended March 31, 2008 when compared to the same period in 2007. The overall rate paid for interest bearing deposits decreased 8 basis points to 3.12%. For the three months ended March 31, 2008, the average balance of certificates of deposits $100,000 or more increased by 13.5% when compared to the same period last year, and the average rate paid for those certificates of deposit decreased 24 basis points to 4.60%. Interest expense decreased 2.2% when compared to the fourth quarter of 2007.

Analysis of Interest Rates and Interest Differentials.
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Investment securities
Taxable	$91,556	$1,080	4.74%	$116,792	$1,284	4.40%
Nontaxable	12,676	190	6.01	13,215	192	5.81
Loans (2), (3)	796,849	14,601	7.37	698,735	13,641	7.81
Federal funds sold	16,237	122	3.03	38,819	520	5.35
Interest bearing deposits	4,204	38	3.64	26,678	338	5.07
Total earning assets	921,522	16,031	7.00%	894,239	15,975	7.15%
Cash and due from banks	16,648			17,226
Other assets	55,013			43,835
Allowance for credit losses	(7,716)			(6,445)
Total assets	$985,467			$948,855

Interest bearing liabilities
Demand deposits	$115,215	171	0.60%	$111,248	236	0.85%
Money market and savings deposits	175,363	705	1.62	185,017	824	1.78
Certificates of deposit $100,000 or more	180,826	2,070	4.60	159,281	1,926	4.84
Other time deposits	217,123	2,397	4.44	215,285	2,382	4.43
Interest bearing deposits	688,527	5,343	3.12	670,831	5,368	3.20
Short-term borrowings	43,354	366	3.40	27,180	246	3.62
Long-term debt	14,925	184	4.95	27,000	371	5.50
Total interest bearing liabilities	746,806	5,893	3.17%	725,011	5,985	3.30%
Noninterest bearing deposits	100,982			102,915
Other liabilities	13,940			8,297
Stockholders’ equity	123,739			112,632
Total liabilities and stockholders’ equity	$985,467			$948,855

Net interest spread		$10,138	3.83%		$9,990	3.85%
Net interest margin			4.42%			4.47%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the first quarter of 2008 increased $1.9 million when compared to the first quarter of 2007. The increase was primarily the result of the acquisition of two insurance agencies during the fourth quarter of 2007. Service charges on deposit accounts increased $182 thousand, other service charges and fees increased $265 thousand and insurance agency commissions increased $1.4 million for the first quarter of 2008 when compared to the first quarter of 2007. Noninterest income increased $787 thousand from the fourth quarter of 2007 primarily due to an increase in insurance agency commissions.

Noninterest Expense
Noninterest expense for the first quarter of 2008 increased $1.7 million when compared to the first quarter of 2007. The increase was primarily attributable to the operating expenses of the two insurance agencies acquired during the fourth quarter of 2007. Salaries and benefits increased $1.1 million and other noninterest expenses increased $610 thousand for the first quarter of 2008 when compared to the first quarter of 2007. Included in other noninterest expenses was $611 thousand in commissions paid to unrelated insurance companies relating to wholesale insurance company activities. Noninterest expense increased $289 thousand from the fourth quarter of 2007 primarily due to an increase in salaries and benefits partially offset by a decrease in other noninterest expenses.

Income Taxes
The effective tax rate was 38.5% for the three months ended March 31, 2008 compared to 37.2% for the same period last year. Management believes that there have been no changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $808.6 million at March 31, 2008, an increase of $32.2 million, or 4.2%, since December 31, 2007. Average loans, net of unearned income, were $796.8 million for the three months ended March 31, 2008, an increase of $98.1 million, or 14.0%, when compared to the same period last of year.

Allowance for Credit Losses
We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-offs of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology Management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three-month periods ended March 31, 2008 and 2007 was $462 thousand and $242 thousand, respectively. The provision for credit losses for the fourth quarter of 2007 was $465 thousand. The increased provision for the first quarter of 2008 when compared to the same period last year reflected the overall growth in the loan portfolio and current economic conditions. The overall credit quality of the portfolio remains strong as evidenced by loan delinquency and charge-off data at March 31, 2008. Management believes that we continue to maintain strong underwriting guidelines.

Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $87 thousand for the three-month period ended March 31, 2008, compared to $36 thousand for the same period last year and $135 thousand for the fourth quarter of 2007. The allowance for credit losses as a percentage of average loans was 0.99% at March 31, 2008, compared to 0.93% at March 31, 2007. Loans past due 90 days and still accruing at March 31, 2008 were $1.1 million compared to $1.6 million at December 31, 2007. Nonperforming assets decreased to $3.4 million at March 31, 2008 from $3.7 million at December 31, 2007. Based on Management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision are adequate at March 31, 2008.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Allowance balance - beginning of period	$7,551	$6,300
Charge-offs:
Real estate	(12)	-
Consumer	(63)	(79)
Commercial and other	(42)	(16)
Totals	(117)	(95)
Recoveries:
Real estate	8	-
Consumer	19	27
Commercial and other	3	32
Totals	30	59
Net charge-offs	(87)	(36)
Provision for credit losses	462	242
Allowance balance - end of period	$7,926	$6,506

Average loans outstanding during period	$796,849	$698,735
Net charge-offs (annualized) as a percentage of average loans outstanding during period	0.04%	0.02%
Allowance for credit losses at period end as a percentage of average loans	0.99%	0.93%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Despite the weaknesses in the national economy and real estate market, Management believes that the local economy and real estate market remain relatively stable.

We have a concentration of commercial real estate loans. Commercial real estate loans, excluding construction and land development loans, at March 31, 2008 were approximately $266.4 million, or 33.0% of total loans, compared to $249.5 million, or 32.1% of total loans at December 31, 2007. Construction and land development loans at March 31, 2008 were $166.6 million, or 20.6% of total loans, compared to $155.5 million, or 20.0% of total loans at December 31, 2007. We do not engage in foreign or subprime lending activities.

Nonperforming Assets
The following table summarizes our past due and nonperforming assets:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Nonperforming assets
Nonaccrual loans	$3,438	$3,540
Other real estate owned	-	176
Total nonperforming assets	3,438	3,716
Loans 90 days past due and still accruing	1,098	1,606
Total nonperforming assets and past due loans	$4,536	$5,322

Investment Securities
Investment securities totaled $99.1 million at March 31, 2008, compared to $110.0 million at December 31, 2007. The decreased balance reflects that a portion of maturing securities were used to fund loan growth. The average balance of investment securities was $104.2 million for the three months ended March 31, 2008, compared to $130.0 million for the same period in 2007. The tax equivalent yields on investment securities were 4.90% and 4.54% for the three-month periods ended March 31, 2008 and 2007, respectively.

Deposits
Total deposits at March 31, 2008 were $808.9 million, compared to $765.9 million at December 31, 2007. Certificates of deposit of $100,000 or more increased $27.0 million, or 16.7%, due primarily to increased deposits of a large municipal customer, and money market and savings deposits increased $14.6 million, or 8.6%, since the end of 2007. Growth in other time and demand deposits have remained relatively flat since December 31, 2007.

Short-term borrowings
Short-term borrowings at March 31, 2008 and December 31, 2007 were $42.7 million and $47.7 million, respectively. Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank. Short-term advances are defined as those with original maturities of one year or less.

Long-Term Debt
At March 31, 2008 and December 31, 2007, the Company had the following long-term debt:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Federal Home Loan Bank (FHLB) 5.69% Advance due June 2008	$7,000	$7,000
FHLB 4.17% Advance due November 2009	3,000	3,000
FHLB 3.09% Advance due January 2010	3,000	-
Acquisition related debt, 4.08% interest, equal annual installments for five years	2,485	2,485
	$15,485	$12,485

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta and Felton Bank is a member of the Federal Home Loan Bank of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $74.3 million in the aggregate at March 31, 2008. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $122.7 million at March 31, 2008, an increase of 2.0% since December 31, 2007. Accumulated other comprehensive income, which consists solely of net unrealized gains or losses on investment securities available for sale, increased by $714 thousand since the end of 2007, resulting in accumulated other comprehensive income of $961 thousand at March 31, 2008.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

A comparison of our capital ratios as of March 31, 2008 to the minimum regulatory requirements is presented below:

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	11.88%	4.00%
Total risk-based capital	12.88%	8.00%
Leverage ratio	10.32%	4.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and Management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2007 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2007.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2008 was carried out under the supervision and with the participation of Management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2007. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 8, 2008	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: May 8, 2008	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of the PAO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).