Form 10-Q
period 2008-06-30
SHORE BANCSHARES INC
filed 2008-08-11
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,404,609 shares of common stock outstanding as of August 1, 2008.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$19,532	$17,198
Interest bearing deposits with other banks	343	3,036
Federal funds sold	23,111	6,646
Investment securities:
Available for sale, at fair value	80,721	97,137
Held-to-maturity, at amortized cost (fair value of $11,100 and $12,924, respectively)	11,121	12,896

Loans	841,600	776,350
Less: allowance for credit losses	(8,282)	(7,551)
Loans, net	833,318	768,799

Insurance premiums receivable	1,603	1,083
Premises and equipment, net	14,465	15,617
Accrued interest receivable	4,843	5,008
Investment in unconsolidated subsidiary	937	937
Goodwill	15,954	15,954
Other intangible assets, net	6,179	6,436
Deferred income taxes	2,639	1,847
Other real estate owned	-	176
Other assets	4,697	4,141
TOTAL ASSETS	$1,019,463	$956,911

LIABILITIES
Deposits:
Noninterest bearing demand	$109,718	$104,081
Interest bearing demand	108,549	115,623
Money market and savings	190,355	169,896
Certificates of deposit $100,000 or more	186,926	161,568
Other time	223,108	214,727
Total deposits	818,656	765,895

Accrued interest payable	1,873	2,793
Short-term borrowings	58,263	47,694
Long-term debt	8,485	12,485
Other liabilities	9,148	7,809
TOTAL LIABILITIES	896,425	836,676

STOCKHOLDERS’ EQUITY
Common stock, par value $.01; shares authorized - 35,000,000; shares issued and outstanding - 8,400,109 and 8,380,530, respectively	84	84
Additional paid in capital	29,663	29,539
Retained earnings	93,498	90,365
Accumulated other comprehensive (loss) income	(207)	247
TOTAL STOCKHOLDERS’ EQUITY	123,038	120,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,463	$956,911

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$13,961	$14,210	$28,521	$27,834
Interest and dividends on investment securities:
Taxable	945	1,291	2,025	2,575
Tax-exempt	109	135	232	259
Interest on federal funds sold	83	290	205	810
Interest on deposits with other banks	29	329	67	667
Total interest income	15,127	16,255	31,050	32,145

INTEREST EXPENSE
Interest on deposits	4,997	5,402	10,340	10,770
Interest on short-term borrowings	316	276	682	559
Interest on long-term debt	182	335	366	669
Total interest expense	5,495	6,013	11,388	11,998

NET INTEREST INCOME	9,632	10,242	19,662	20,147
Provision for credit losses	615	413	1,077	655

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,017	9,829	18,585	19,492

NONINTEREST INCOME
Service charges on deposit accounts	917	782	1,788	1,471
Other service charges and fees	765	517	1,501	988
Gain on sale of investment securities	-	1	-	1
Insurance agency commissions	3,111	1,562	6,578	3,601
Other noninterest income	401	399	829	848
Total noninterest income	5,194	3,261	10,696	6,909

NONINTEREST EXPENSE
Salaries and wages	4,568	3,816	9,175	7,633
Employee benefits	1,191	899	2,568	2,015
Occupancy expense	537	474	1,036	984
Furniture and equipment expense	298	348	584	670
Data processing	440	467	910	899
Directors’ fees	130	128	295	291
Amortization of other intangible assets	129	64	258	147
Agency commissions	712	-	1,323	-
Other noninterest expenses	1,724	1,551	3,171	2,999
Total noninterest expense	9,729	7,747	19,320	15,638

INCOME BEFORE INCOME TAXES	4,482	5,343	9,961	10,763
Income tax expense	1,716	1,987	3,823	4,004

NET INCOME	$2,766	$3,356	$6,138	$6,759

Basic earnings per common share	$0.33	$0.40	$0.73	$0.81
Diluted earnings per common share	$0.33	$0.40	$0.73	$0.81
Dividends paid per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands, except per share amounts)

				Accumulated
			Additional	Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2008	$84	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	6,138	-	6,138
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(454)	(454)
Total comprehensive income					5,684

Shares issued for employee stock-based awards	-	77	-	-	77

Stock-based compensation expense	-	47	-	-	47

Cash dividends paid ($0.32 per share)	-	-	(2,687)	-	(2,687)

Balances, June 30, 2008	$84	$29,663	$93,498	$(207)	$123,038

Balances, January 1, 2007	$84	$29,687	$82,279	$(723)	$111,327

Comprehensive income:
Net income	-	-	6,759	-	6,759
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(274)	(274)
Total comprehensive income					6,485

Shares issued for employee stock-based awards	-	37	-	-	37

Stock-based compensation expense	-	29	-	-	29

Repurchase and retirement of 10,234 shares	-	(266)	-	-	(266)

Cash dividends paid ($0.32 per share)	-	-	(2,682)	-	(2,682)

Balances, June 30, 2007	$84	$29,487	$86,356	$(997)	$114,930

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,138	$6,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	889	743
Stock-based compensation expense	47	29
Discount accretion on debt securities	(116)	(62)
Provision for credit losses	1,077	655
Loss on disposals of premises and equipment	9	-
Loss on sale of other real estate owned	50	-
Net changes in:
Insurance premiums receivable	(520)	86
Accrued interest receivable	165	(173)
Other assets	(1,598)	(271)
Accrued interest payable	(920)	(172)
Other liabilities	1,021	102
Net cash provided by operating activities	6,242	7,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	39,193	15,343
Purchases of securities available for sale	(23,477)	(11,824)
Proceeds from maturities and principal payments of securities held to maturity	2,785	9
Purchases of securities held to maturity	(1,012)	-
Net increase in loans	(65,734)	(31,561)
Purchases of premises and equipment	(193)	(569)
Proceeds from sale of premises	1,318	-
Proceeds from sales of other real estate owned	264	85
Net cash used in investing activities	(46,856)	(28,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings deposits	19,022	(16,701)
Net increase in certificates of deposit	33,739	7,247
Net increase (decrease) in short-term borrowings	10,569	(965)
Proceeds from issuance of long-term debt	3,000	2,000
Repayment of long-term debt	(7,000)	-
Proceeds from issuance of common stock	77	37
Stock repurchased and retired	-	(266)
Dividends paid	(2,687)	(2,682)
Net cash provided by (used in) financing activities	56,720	(11,330)

Net increase (decrease) in cash and cash equivalents	16,106	(32,151)
Cash and cash equivalents at beginning of period	26,880	79,673
Cash and cash equivalents at end of period	$42,986	$47,522

Supplemental cash flows information:
Interest paid	$12,309	$12,170
Income taxes paid	$4,979	$4,130
Transfers from loans to other real estate owned	$138	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, changes in stockholders’ equity for the six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2007 were derived from audited financial statements. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 - Earnings Per Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net Income	$2,766	$3,356	$6,138	$6,759

Weighted Average Shares Outstanding – Basic	8,381	8,378	8,379	8,380

Dilutive effect of stock-based awards	7	15	8	15

Weighted Average Shares Outstanding – Diluted	8,388	8,393	8,387	8,395

Earnings per common share – Basic	$0.33	$0.40	$0.73	$0.81

Earnings per common share – Diluted	$0.33	$0.40	$0.73	$0.81

There were 22 thousand and 20 thousand antidilutive stock-based awards excluded from the earnings per share calculation for the three and six months ended June 30, 2008, respectively. There were no antidilutive stock-based awards excluded from the earnings per share calculation for the three and six months ended June 30, 2007.

Note 3 – Significant Accounting Policy

Under the provisions of Statements of Financial Accounting Standards (“SFAS”) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Impaired loans with a valuation allowance	$4,520	$3,413	$1,781
Impaired loans with no valuation allowance	277	127	144
Total impaired loans	$4,797	$3,540	$1,925

Allowance for credit losses applicable to impaired loans	$991	$819	$869
Allowance for credit losses applicable to other than impaired loans	7,291	6,732	6,016
Total allowance for credit losses	$8,282	$7,551	$6,885

Average recorded investment in impaired loans	$3,924	$3,958	$4,519

Gross interest income of $187 thousand for the first half of 2008, $404 thousand for fiscal year 2007 and $264 thousand for the first half of 2007 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $190 thousand for the first half of 2008, $142 thousand for fiscal year 2007 and $133 thousand for the first half of 2007.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2008, total commitments to extend credit were approximately $235.4 million. The comparable amount was $246.3 million at December 31, 2007. Outstanding letters of credit were approximately $20.5 million at June 30, 2008 and $18.3 million at December 31, 2007.

Note 5 - Stock-Based Compensation

At June 30, 2008, the Company had two equity compensation plans: (i) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (ii) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”). In addition, at June 30, 2008, stock options remained outstanding under the Shore Bancshares, Inc. 1998 Stock Option Plan, which plan expired on March 3, 2008. The plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Stock-based awards granted to date are generally time-based, vesting on each anniversary of the grant date over a three to five year period of time and, in the case of stock options, expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of the Company’s common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

During the three and six months ended June 30, 2008, the Company recognized pre-tax stock-based compensation expense of $24 thousand and $47 thousand, respectively, compared to $17 thousand and $29 thousand for the same periods last year. Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value. Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $346 thousand as of June 30, 2008. The weighted-average period over which this unrecognized expense was expected to be recognized was 4.0 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. Stock-based compensation expense recognized in the consolidated statements of income in the first six months of 2008 and 2007 reflected forfeitures as they occurred.

No options were granted during the first half of 2008 and 2007.

The following table summarizes stock option activity for the Company under all plans for the six months ended June 30, 2008:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	33,797	$15.67
Granted	-	-
Exercised	(8,606)	16.60
Expired/Cancelled	(2,066)	18.47
Outstanding at end of period	23,125	15.08	$84,230

Exercisable at end of period	23,125	$15.08	$84,230

The following summarizes information about options outstanding at June 30, 2008:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$21.33	5,075	5,075	0.6
14.00	3,255	3,255	1.6
13.17	14,795	14,795	3.8
	23,125	23,125

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was approximately $58 thousand and $24 thousand, respectively. Cash received upon exercise of options during the first six months of 2008 and 2007 was approximately $77 thousand and $37 thousand, respectively.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2008:

	Number	Weighted Average Grant
	of Shares	Date Fair Value

Nonvested at January 1, 2008	3,845	$25.31
Granted	13,783	21.93
Vested	(769)	25.31
Cancelled	-	-
Nonvested at June 30, 2008	16,859	$22.55

Note 6 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 18-branch network. Community banking activities include small business services, retail brokerage, and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the six months ended June 30, 2008 and 2007 is included in the following table:

	Community	Insurance products	Parent
(Dollars in thousands)	banking	and services	Company	Total
2008
Interest income	$31,018	$32	$-	$31,050
Interest expense	(11,320)	-	(68)	(11,388)
Provision for credit losses	(1,077)	-	-	(1,077)
Noninterest income	3,607	7,089	-	10,696
Noninterest expense	(10,306)	(6,189)	(2,825)	(19,320)
Net intersegment income (expense)	(2,431)	(194)	2,625	-
Income before taxes	9,491	738	(268)	9,961
Income tax (expense) benefit	(3,643)	(283)	103	(3,823)
Net income	$5,848	$455	$(165)	$6,138

Total assets	$995,389	$20,719	$3,355	$1,019,463

2007
Interest income	$32,145	$-	$-	$32,145
Interest expense	(11,998)	-	-	(11,998)
Provision for credit losses	(655)	-	-	(655)
Noninterest income	3,275	3,634	-	6,909
Noninterest expense	(10,260)	(2,792)	(2,586)	(15,638)
Net intersegment income (expense)	(2,319)	(181)	2,500	-
Income before taxes	10,188	661	(86)	10,763
Income tax (expense) benefit	(3,790)	(246)	32	(4,004)
Net income	$6,398	$415	$(54)	$6,759

Total assets	$928,213	$9,556	$2,994	$940,763

Note 7 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which provides a framework for measuring and disclosing fair value under GAAP. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS 157, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2008.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$80,721	-	$80,721	-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2008.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,806	-	-	$3,806

Impaired loans had a carrying amount of $4.8 million with a valuation allowance of $1.0 at June 30, 2008.

Note 8 – Sale-leaseback

On April 17, 2008, the Company entered into a sale-leaseback agreement with Milford Plaza Enterprises, LLC (“Purchaser”). Under the agreement, the Company terminated its ground lease with the Purchaser and conveyed to the Purchaser title to the Company’s improvements to the property, generally consisting of the Company’s branch banking facility in Milford, Delaware. The Company received $1.3 million for this sale and an immaterial loss was recorded on the transaction. The Company has leased back the facility for an initial period of 12 years. Monthly rental expense under the agreement is approximately $11 thousand.

Note 9 – New Accounting Pronouncements

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

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted SFAS 159 on January 1, 2008 and has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

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

Pronouncements issued but not yet effective
SFAS No. 141R, “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. This statement will change the Company’s accounting treatment for business combinations on a prospective basis.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS 161 is intended to enhance the disclosures previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The accounting and expanded disclosure requirements of SFAS 163 will improve the quality and comparability of financial information that will be provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. This Statement also requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. The Company does not expect the implementation of SFAS 163 to have a material impact on its consolidated financial statements.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”). The Banks operate 18 full service branches in Kent, Queen Anne’s, Talbot, Caroline and Dorchester Counties in Maryland and Kent County, Delaware. The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”) and the mortgage broker business through Wye Mortgage Group, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc.

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

Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management’s continuing assessment of the totality of all factors, including, but not limited to, delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, a specific allowance is established based on our assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate and construction, residential real estate or consumer). Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management’s concerns regarding collectibility or management’s knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the formula or specific allowance.

OVERVIEW

Net income for the second quarter of 2008 was $2.766 million, or diluted earnings per share of $0.33, compared to $3.356 million, or diluted earnings per share of $0.40, for the second quarter of 2007. For the first quarter of 2008, net income was $3.372 million or $0.40 per diluted share. Annualized return on average assets was 1.12% for the three months ended June 30, 2008, compared to 1.43% for the same period in 2007. Annualized return on average stockholders’ equity was 8.98% for the second quarter of 2008, compared to 11.69% for the second quarter of 2007. For the first quarter of 2008, annualized return on average assets was 1.38% and return on average equity was 10.96%.

Net income for the first half of 2008 was $6.1 million, or diluted earnings per share of $0.73, compared to $6.8 million, or diluted earnings per share of $0.81, for the first half of 2007. Annualized return on average assets was 1.25% for the six months ended June 30, 2008, compared to 1.43% for the same period in 2007. Annualized return on average stockholder’s equity was 10.02% for the first half of 2008, compared to 11.89% for the first half of 2007.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended June 30, 2008 was $9.6 million, a decrease of 6.0% when compared to the same period last year. Lower yields on earning assets were the primary reason for the decrease. The net interest margin was 4.17% for the second quarter of 2008, a decrease of 49 basis points when compared to the second quarter of 2007. Net interest income decreased 4.0% from the first quarter of 2008 mainly due to lower yields on earning assets. The net interest margin decreased 25 basis points from 4.42% for the first quarter of 2008. The 225 basis-point reduction in interest rates by the Federal Reserve during the first half of 2008 had a significant impact on the overall yield on earning assets.

Interest income was $15.1 million for the second quarter of 2008, a decrease of 6.9% from the second quarter of 2007. Average earning assets increased 5.8% during the second quarter of 2008 when compared to the same period in 2007, while yields earned decreased 84 basis points to 6.53%. Average loans increased 15.6% while the yield earned on loans decreased 115 basis points. Loans comprised 87.7% and 80.2% of total average earning assets for the quarters ended June 30, 2008 and 2007, respectively. Interest income decreased 5.0% when compared to the first quarter of 2008. Average earning assets increased 1.9% during the second quarter of 2008 when compared to the first quarter of 2008, while yields earned decreased 47 basis points.

Interest expense decreased 8.6% for the three months ended June 30, 2008 when compared to the same period last year. Average interest bearing liabilities increased 6.3%, while rates paid decreased 46 basis points to 2.92%. Average balances increased in all categories of interest bearing liabilities except for interest bearing demand deposits and long-term debt. However, rates declined enough to reduce interest expense in all categories of interest bearing liabilities except for certificates of deposit $100,000 or more and short-term borrowings. The average balance of interest bearing deposits increased 5.7% for the quarter ended June 30, 2008 when compared to the same period in 2007. The overall rate paid for interest bearing deposits decreased 39 basis points to 2.89%. For the three months ended June 30, 2008, the average balance of certificates of deposits $100,000 or more increased 16.3% when compared to the same period last year, and the average rate paid for those certificates of deposit decreased 63 basis points to 4.26%. Interest expense decreased 6.8% when compared to the first quarter of 2008. Average interest bearing liabilities increased 1.2% during the quarter ended June 30, 2008 while rates paid decreased 25 basis points when compared to the same quarter of last year.

Net interest income for the six months ended June 30, 2008 was $19.7 million, a decrease of 2.4% when compared to the same period last year. The decrease was primarily the result of lower yields on earning assets. The net interest margin was 4.30% for the first half of 2008, a decrease of 26 basis points when compared to the first half of 2007.

Interest income was $31.0 million for the first half of 2008, a decrease of 3.4% from the first half of 2007. Average earning assets increased 4.4% during the first six months of 2008 when compared to the same period in 2007, while yields earned decreased 49 basis points to 6.76%. Average loans increased 14.8% during the first half of 2008 while the yield earned on loans decreased 80 basis points when compared to the first half of 2007. Loans comprised 87.1% and 79.2% of total average earning assets for the first half of 2008 and 2007, respectively.

Interest expense decreased 5.1% for the six months ended June 30, 2008 when compared to the same period last year. Average interest bearing liabilities increased 4.6%, while rates paid decreased 29 basis points to 3.05%. Average balances increased in all categories of interest bearing liabilities except for long-term debt. However, rates declined enough to reduce interest expense in all categories of interest bearing liabilities except for certificates of deposit $100,000 or more and short-term borrowings. The average balance of interest bearing deposits increased 4.2% for the first half of 2008 when compared to the same period in 2007. The overall rate paid for interest bearing deposits decreased 24 basis points to 3.00%. For the six months ended June 30, 2008, the average balance of certificates of deposits $100,000 or more increased 6.5% when compared to the same period last year, and the average rate paid for those certificates of deposit decreased 7 basis points to 4.44%.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Investment securities
Taxable	$83,654	$945	4.54%	$115,181	$1,291	4.48%
Nontaxable	11,200	167	6.01	13,663	207	6.06
Loans (2), (3)	822,781	14,003	6.85	711,866	14,232	8.00
Federal funds sold	15,194	83	2.21	22,085	290	5.26
Interest bearing deposits	5,812	29	2.01	24,594	329	5.34
Total earning assets	938,641	15,227	6.53%	887,389	16,349	7.37%
Cash and due from banks	16,618			16,730
Other assets	50,315			43,314
Allowance for credit losses	(8,102)			(6,688)
Total assets	$997,472			$940,745

Interest bearing liabilities
Demand deposits	$109,716	95	0.35%	$111,251	270	0.97%
Money market and savings deposits	183,392	659	1.45	173,006	751	1.74
Certificates of deposit $100,000 or more	183,108	1,940	4.26	157,463	1,923	4.89
Other time deposits	219,250	2,303	4.23	215,936	2,458	4.55
Interest bearing deposits	695,466	4,997	2.89	657,656	5,402	3.28
Short-term borrowings	45,354	316	2.80	26,488	276	4.17
Long-term debt	15,101	182	4.85	27,000	335	4.96
Total interest bearing liabilities	755,921	5,495	2.92%	711,144	6,013	3.38%
Noninterest bearing deposits	106,035			105,987
Other liabilities	11,686			8,776
Stockholders’ equity	123,830			114,838
Total liabilities and stockholders’ equity	$997,472			$940,745

Net interest spread		$9,732	3.61%		$10,336	3.99%
Net interest margin			4.17%			4.66%

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Investment securities
Taxable	$87,638	$2,025	4.65%	$115,755	$2,575	4.45%
Nontaxable	11,938	357	6.01	13,667	399	5.84
Loans (2), (3)	809,815	28,604	7.10	705,465	27,873	7.90
Federal funds sold	15,856	205	2.61	30,743	810	5.27
Interest bearing deposits	5,013	67	2.69	25,630	667	5.20
Total earning assets	930,260	31,258	6.76%	891,260	32,324	7.25%
Cash and due from banks	16,482			16,640
Other assets	50,855			43,425
Allowance for credit losses	(7,909)			(6,567)
Total assets	$989,688			$944,758

Interest bearing liabilities
Demand deposits	$112,465	266	0.48%	$111,249	506	0.91%
Money market and savings deposits	179,378	1,364	1.53	179,161	1,575	1.76
Certificates of deposit $100,000 or more	181,831	4,010	4.44	170,741	3,849	4.51
Other time deposits	218,323	4,700	4.33	203,057	4,840	4.77
Interest bearing deposits	691,997	10,340	3.00	664,208	10,770	3.24
Short-term borrowings	44,354	682	3.09	26,832	559	4.17
Long-term debt	15,013	366	4.90	27,000	669	4.96
Total interest bearing liabilities	751,364	11,388	3.05%	718,040	11,998	3.34%
Noninterest bearing deposits	103,508			104,459
Other liabilities	11,642			8,539
Stockholders’ equity	123,174			113,720
Total liabilities and stockholders’ equity	$989,688			$944,758
Net interest spread		$19,870	3.71%		$20,326	3.91%
Net interest margin			4.30%			4.56%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the second quarter of 2008 increased $1.9 million when compared to the second quarter of 2007. The increase was primarily the result of the acquisition of two insurance agencies during the fourth quarter of 2007. Service charges on deposit accounts increased $135 thousand, other service charges and fees increased $248 thousand and insurance agency commissions increased $1.5 million for the second quarter of 2008 when compared to the second quarter of 2007. Noninterest income decreased $308 thousand from the first quarter of 2008 primarily due to a decrease in insurance agency commissions of $356 thousand offset by an increase in service charge income of $46 thousand and an increase in other service charges and fees of $29 thousand.

Noninterest income for the first half of 2008 increased $3.8 million when compared to the first half of 2007. The increase was primarily the result of the acquisition of the two insurance agencies during the fourth quarter of 2007. Service charges on deposit accounts increased $317 thousand, other service charges and fees increased $513 thousand and insurance agency commissions increased $3.0 million for the first six months of 2008 when compared to the same period in 2007.

Noninterest Expense
Noninterest expense for the second quarter of 2008 increased $2.0 million when compared to the second quarter of 2007. The increase was primarily attributable to the operating expenses of the two insurance agencies acquired during the fourth quarter of 2007. Salaries and benefits increased $1.0 million, agency commissions increased $712 thousand and other noninterest expenses increased $173 thousand for the second quarter of 2008 when compared to the second quarter of 2007. Noninterest expense increased $138 thousand from the first quarter of 2008 primarily due to an increase in agency commissions and other noninterest expenses partially offset by a decrease in salaries and benefits.

Noninterest expense for the first half of 2008 increased $3.7 million when compared to the first half of 2007. The increase was primarily attributable to the operating expenses of the two insurance agencies acquired during the fourth quarter of 2007. Salaries and benefits increased $2.1 million, agency commissions increased $1.3 million and other noninterest expenses increased $172 thousand for the first six months of 2008 when compared to the same period last year.

Income Taxes
The effective tax rate was 38.3% for the three months ended June 30, 2008 compared to 37.2% for the same period last year. For the six months ended June 30, 2008 and 2007, the effective tax rate was 38.4% and 37.2%, respectively. The increase in the effective tax rate for both the quarter-to-date and year-to-date comparisons was due to a 1.25% increase in the Maryland corporate income tax rate at the beginning of 2008. Management believes that there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $841.6 million at June 30, 2008, an increase of $65.2 million, or 8.4%, since December 31, 2007. Average loans, net of unearned income, were $822.8 million for the three months ended June 30, 2008, an increase of $110.9 million, or 15.6%, when compared to the same period last year. Average loans, net of unearned income, were $809.8 million for the six months ended June 30, 2008, an increase of $104.3 million, or 14.8%, when compared to the same period in 2007.

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

The provision for credit losses for the three months ended June 30, 2008 and 2007 was $615 thousand and $413 thousand, respectively. The provision for credit losses for the first quarter of 2008 was $462 thousand. The increased provision for the second quarter of 2008 when compared to the second quarter of 2007 and the first quarter of 2008 reflected current economic conditions and the continued growth in the loan portfolio. The provision for credit losses for the six months ended June 30, 2008 and 2007 was $1.1 million and $655 thousand, respectively. Generally, the credit quality of the portfolio remained strong as evidenced by charge-off data for the second quarter and first half of 2008 and loan delinquency at June 30, 2008. Management believes that we continue to maintain strong underwriting guidelines.

Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $259 thousand for the three months ended June 30, 2008, compared to $34 thousand for the same period last year and $87 thousand for the first quarter of 2008. The allowance for credit losses as a percentage of average loans was 1.01% for the second quarter of 2008, 0.97% for the second quarter of 2007 and 0.99% for the first quarter of 2008. Net charge-offs were $346 thousand for the first half of 2008, compared to $70 thousand for the same period in 2007. The allowance for credit losses as a percentage of average loans was 1.02% for the first half of 2008 and 0.98% for the first half of 2007. Nonperforming assets were $4.8 million at June 30, 2008, compared to $3.7 million at December 31, 2007. Loans past due 90 days and still accruing at June 30, 2008 decreased to $537 thousand from $1.6 million at December 31, 2007. Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at June 30, 2008.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Allowance balance - beginning of period	$7,926	$6,506	$7,551	$6,300
Charge-offs:
Real estate	(59)	-	(71)	-
Consumer	(72)	(43)	(135)	(122)
Commercial and other	(154)	(19)	(196)	(35)
Totals	(285)	(62)	(402)	(157)
Recoveries:
Real estate	-	-	8	-
Consumer	22	18	41	45
Commercial and other	4	10	7	42
Totals	26	28	56	87
Net charge-offs	(259)	(34)	(346)	(70)
Provision for credit losses	615	413	1,077	655
Allowance balance - end of period	$8,282	$6,885	$8,282	$6,885

Average loans outstanding during the period	$822,781	$711,866	$809,815	$705,465
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.13%	0.02%	0.09%	0.02%
Allowance for credit losses at period end as a
percentage of average loans	1.01%	0.97%	1.02%	0.98%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Despite the weaknesses in the national economy and real estate market, management believes that the local economy and real estate market remain relatively stable.

We have a concentration of commercial real estate loans. Commercial real estate loans, excluding construction and land development loans, at June 30, 2008 were approximately $288.8 million, or 34.3% of total loans, compared to $249.5 million, or 32.1% of total loans at December 31, 2007. Construction and land development loans at June 30, 2008 were $174.3 million, or 20.7% of total loans, compared to $155.5 million, or 20.0% of total loans, at December 31, 2007. We do not engage in foreign or subprime lending activities.

Nonperforming Assets
The following table summarizes our nonperforming and past due assets:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Nonperforming assets
Nonaccrual loans	$4,797	$3,540
Other real estate owned	-	176
Total nonperforming assets	4,797	3,716
Loans 90 days past due and still accruing	537	1,606
Total nonperforming assets and past due loans	$5,334	$5,322

Investment Securities
Investment securities totaled $91.8 million at June 30, 2008, compared to $110.0 million at December 31, 2007. The decreased balance was due to the use of proceeds from maturing securities to fund loan growth. The average balance of investment securities was $94.9 million for the three months ended June 30, 2008, compared to $128.8 million for the same period in 2007. The tax equivalent yields on investment securities were 4.72% and 4.65% for the three months ended June 30, 2008 and 2007, respectively. The average balance of investment securities was $99.6 million for the six months ended June 30, 2008, compared to $129.4 million for the same period in 2007. The tax equivalent yields on investment securities were 4.81% and 4.60% for the six months ended June 30, 2008 and 2007, respectively.

Deposits
Total deposits at June 30, 2008 were $818.7 million, compared to $765.9 million at December 31, 2007. Certificates of deposit of $100,000 or more increased $25.4 million, or 15.7%, due primarily to increased deposits of a large municipal customer, and money market and savings deposits increased $20.5 million, or 12.0%, since the end of 2007. Growth in other time and demand deposits has remained relatively flat since December 31, 2007.

Short-term borrowings
Short-term borrowings at June 30, 2008 and December 31, 2007 were $58.3 million and $47.7 million, respectively. Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank. Short-term advances are defined as those with original maturities of one year or less.

Long-Term Debt
At June 30, 2008 and December 31, 2007, the Company had the following long-term debt:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Federal Home Loan Bank (FHLB) 5.69% Advance due June 2008	$-	$7,000
FHLB 4.17% Advance due November 2009	3,000	3,000
FHLB 3.09% Advance due January 2010	3,000	-
Acquisition related debt, 4.08% interest, equal annual installments for five years	2,485	2,485
	$8,485	$12,485

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta and Felton Bank is a member of the Federal Home Loan Bank of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $62.5 million in the aggregate at June 30, 2008. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $123.0 million at June 30, 2008, an increase of 2.3% since December 31, 2007. Accumulated other comprehensive income, which consists solely of net unrealized gains or losses on investment securities available for sale, decreased $454 thousand since the end of 2007, resulting in accumulated other comprehensive loss of $207 thousand at June 30, 2008.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. The Company’s capital ratios continued to be well in excess of regulatory minimums.

A comparison of our capital ratios as of June 30, 2008 and December 31, 2007 to the minimum regulatory requirements is presented below:

			Minimum
	June 30,	December 31,	Regulatory
	2008	2007	Requirements
Tier 1 risk-based capital	11.73%	12.15%	4.00%
Total risk-based capital	12.74%	13.14%	8.00%
Leverage ratio	10.36%	10.50%	4.00%

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2008 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 23, 2008, the stockholders of Shore Bancshares, Inc. voted on the election of directors and the ratification of the appointment of the Company’s auditors for fiscal year 2008. The Board of Directors submitted these matters to a vote through the solicitation of proxies. The results of the votes are set forth below:

(1)	To elect five individuals to serve as Class II Directors until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualify. The results of the vote were as follows:

	For	Withheld	Abstain	Broker Non-Votes

Herbert L. Andrew, III	6,476,597	84,096	-	-
Blenda W. Armistead	6,461,431	99,262	-	-
Mark M. Freestate	6,436,649	124,044	-	-
Neil R. LeCompte	6,466,387	94,306	-	-
F. Winfield Trice, Jr.	6,470,168	90,525	-	-

(2)	To ratify the appointment of Stegman & Company as the Company’s independent registered public accounting firm for fiscal year 2008. The results of the vote were as follows:

For	Against	Abstain	Broker Non-Votes

6,547,178	4,368	9,147	-

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: August 8, 2008	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: August 8, 2008	By:	/s/ Susan E. Leaverton
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
.