Form 10-Q
period 2008-09-30
SHORE BANCSHARES INC
filed 2008-11-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,404,684 shares of common stock outstanding as of October 31, 2008.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$21,883	$17,198
Interest bearing deposits with other banks	513	3,036
Federal funds sold	15,416	6,646
Investment securities:
Available for sale, at fair value	82,235	97,137
Held-to-maturity, at amortized cost - fair value of $10,941 (2008) and $12,924 (2007)	10,914	12,896

Loans	865,437	776,350
Less: allowance for credit losses	(8,618)	(7,551)
Loans, net	856,819	768,799

Insurance premiums receivable	1,164	1,083
Premises and equipment, net	14,097	15,617
Accrued interest receivable	5,023	5,008
Investment in unconsolidated subsidiary	-	937
Goodwill	15,954	15,954
Other intangible assets, net	6,050	6,436
Deferred income taxes	2,610	1,847
Other real estate owned	-	176
Other assets	4,348	4,141
TOTAL ASSETS	$1,037,026	$956,911

LIABILITIES
Deposits:
Noninterest bearing demand	$118,049	$104,081
Interest bearing demand	119,144	115,623
Money market and savings	182,397	169,896
Certificates of deposit $100,000 or more	197,590	161,568
Other time	222,037	214,727
Total deposits	839,217	765,895

Accrued interest payable	2,137	2,793
Short-term borrowings	53,078	47,694
Long-term debt	8,485	12,485
Other liabilities	8,708	7,809
TOTAL LIABILITIES	911,625	836,676

STOCKHOLDERS’ EQUITY
Common stock, par value $.01; shares authorized - 35,000,000; shares issued and outstanding - 8,404,609 (2008) and 8,380,530 (2007)	84	84
Additional paid in capital	29,744	29,539
Retained earnings	95,224	90,365
Accumulated other comprehensive income	349	247
TOTAL STOCKHOLDERS’ EQUITY	125,401	120,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,037,026	$956,911

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$14,179	$14,732	$42,700	$42,566
Interest and dividends on investment securities:
Taxable	924	1,325	2,949	3,900
Tax-exempt	95	128	327	387
Interest on federal funds sold	79	178	284	988
Interest on deposits with other banks	21	180	88	847
Total interest income	15,298	16,543	46,348	48,688
INTEREST EXPENSE
Interest on deposits	4,955	5,493	15,295	16,263
Interest on short-term borrowings	344	279	1,026	838
Interest on long-term debt	90	308	456	977
Total interest expense	5,389	6,080	16,777	18,078
NET INTEREST INCOME	9,909	10,463	29,571	30,610
Provision for credit losses	875	604	1,952	1,259

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,034	9,859	27,619	29,351
NONINTEREST INCOME
Service charges on deposit accounts	923	949	2,711	2,420
Other service charges and fees	668	501	2,169	1,489
Gain on sale of investment securities	-	-	-	1
Other than temporary impairment of securities	(371)	-	(371)	-
Insurance agency commissions	2,845	1,403	9,595	5,004
Gain (loss) on disposals of premises and equipment	1,264	(108)	1,255	(108)
Loss on sale of investment in unconsolidated subsidiary	(337)	-	(337)	-
Other noninterest income	254	310	920	1,158
Total noninterest income	5,246	3,055	15,942	9,964
NONINTEREST EXPENSE
Salaries and wages	4,662	3,879	13,837	11,512
Employee benefits	1,140	944	3,708	2,959
Occupancy expense	558	460	1,594	1,444
Furniture and equipment expense	310	318	894	988
Data processing	486	454	1,396	1,353
Directors’ fees	131	136	426	427
Amortization of other intangible assets	128	56	386	203
Agency commissions	447	-	1,770	-
Other noninterest expenses	1,567	1,352	4,738	4,351
Total noninterest expense	9,429	7,599	28,749	23,237

INCOME BEFORE INCOME TAXES	4,851	5,315	14,812	16,078
Income tax expense	1,780	1,964	5,603	5,968

NET INCOME	$3,071	$3,351	$9,209	$10,110
Basic earnings per common share	$0.37	$0.40	$1.10	$1.21
Diluted earnings per common share	$0.37	$0.40	$1.10	$1.20
Dividends paid per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2008	$84	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	9,209	-	9,209
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	102	102
Total comprehensive income					9,311

Shares issued for employee stock-based awards	-	136	-	-	136

Stock-based compensation expense	-	69	-	-	69

Cash dividends paid ($0.48 per share)	-	-	(4,032)	-	(4,032)

Balances, September 30, 2008	$84	$29,744	$95,224	$349	$125,401

Balances, January 1, 2007	$84	$29,687	$82,279	$(723)	$111,327

Comprehensive income:
Net income	-	-	10,110	-	10,110
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	490	490
Total comprehensive income					10,600

Shares issued for employee stock-based awards	-	46	-	-	46

Stock-based compensation expense	-	51	-	-	51

Repurchase and retirement of 10,234 shares	-	(266)	-	-	(266)

Cash dividends paid ($0.48 per share)	-	-	(4,022)	-	(4,022)
Balances, September 30, 2007	$84	$29,518	$88,367	$(233)	$117,736

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,209	$10,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,330	1,084
Stock-based compensation expense	69	51
Discount accretion on debt securities	(164)	(144)
Provision for credit losses	1,952	1,259
Gain on sale of securities	-	(1)
Other than temporary impairment of securities	371	-
(Gain) loss on disposals of premises and equipment	(1,255)	108
Loss on sale of investment in unconsolidated subsidiary	337	-
Loss (gain) on sale of other real estate owned	50	(13)
Net changes in:
Insurance premiums receivable	(81)	324
Accrued interest receivable	(15)	(948)
Other assets	(1,592)	(766)
Accrued interest payable	(656)	(103)
Other liabilities	579	117
Net cash provided by operating activities	10,134	11,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	71,189	65,646
Proceeds from sale of investment securities available for sale	-	500
Purchases of securities available for sale	(56,416)	(58,814)
Proceeds from maturities and principal payments of securities
held to maturity	2,991	1,174
Purchases of securities held to maturity	(1,012)	(117)
Net increase in loans	(90,109)	(51,774)
Purchases of premises and equipment	(292)	(640)
Proceeds from sales of premises and equipment	2,773	-
Proceeds from sale of investment in unconsolidated subsidiary	600	-
Proceeds from sales of other real estate owned	264	364
Net cash used in investing activities	(70,012)	(43,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings deposits	29,990	(20,318)
Net increase in certificates of deposit	43,332	6,259
Net increase in short-term borrowings	5,384	10,864
Proceeds from issuance of long-term debt	3,000	-
Repayment of long-term debt	(7,000)	(9,000)
Proceeds from issuance of common stock	136	46
Stock repurchased and retired	-	(266)
Dividends paid	(4,032)	(4,022)
Net cash provided by (used in) financing activities	70,810	(16,437)
Net increase (decrease) in cash and cash equivalents	10,932	(49,020)
Cash and cash equivalents at beginning of period	26,880	79,673
Cash and cash equivalents at end of period	$37,812	$30,653

Supplemental cash flows information:
Interest paid	$17,433	$18,181
Income taxes paid	$7,437	$6,474
Transfers from loans to other real estate owned	$138	$698

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, changes in stockholders’ equity for the nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2007 were derived from audited financial statements. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of outstanding stock options and awards. The following table provides information relating to the calculation of earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net Income	$3,071	$3,351	$9,209	$10,110

Weighted Average Shares Outstanding – Basic	8,388	8,380	8,382	8,380

Dilutive effect of stock-based awards	7	12	8	14

Weighted Average Shares Outstanding – Diluted	8,395	8,392	8,390	8,394

Earnings per common share – Basic	$0.37	$0.40	$1.10	$1.21

Earnings per common share – Diluted	$0.37	$0.40	$1.10	$1.20

There were 3 thousand and 16 thousand antidilutive stock-based awards excluded from the earnings per share calculation for the three and nine months ended September 30, 2008, respectively. There were no antidilutive stock-based awards excluded from the earnings per share calculation for the three and nine months ended September 30, 2007.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Impaired loans with a valuation allowance	$2,290	$3,413	$1,922
Impaired loans with no valuation allowance	5,206	127	1,784
Total impaired loans	$7,496	$3,540	$3,706

Allowance for credit losses applicable to impaired loans	$318	$819	$932
Allowance for credit losses applicable to other than impaired loans	8,300	6,732	6,289
Total allowance for credit losses	$8,618	$7,551	$7,221

Average recorded investment in impaired loans	$4,817	$3,958	$4,316

Gross interest income of $314 thousand for the first nine months of 2008, $404 thousand for fiscal year 2007 and $324 thousand for the first nine months of 2007 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $193 thousand for the first nine months of 2008, $142 thousand for fiscal year 2007 and $133 thousand for the first nine months of 2007.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2008, total commitments to extend credit were approximately $221.0 million. The comparable amount was $246.3 million at December 31, 2007. Outstanding letters of credit were approximately $15.9 million at September 30, 2008 and $18.3 million at December 31, 2007.

Note 5 - Stock-Based Compensation

At September 30, 2008, the Company had two equity compensation plans: (i) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (ii) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”). In addition, at September 30, 2008, stock options remained outstanding under the Shore Bancshares, Inc. 1998 Stock Option Plan, which plan expired on March 3, 2008. The plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Stock-based awards granted to date are generally time-based, vesting on each anniversary of the grant date over a three to five year period of time and, in the case of stock options, expiring 10 years from the grant date. ESPP awards allow employees to purchase shares of the Company’s common stock at 85% of the fair market value on the date of grant. ESPP grants are 100% vested at date of grant and have a 27-month term.

During the three and nine months ended September 30, 2008, the Company recognized pre-tax stock-based compensation expense of $22 thousand and $69 thousand, respectively, compared to $22 thousand and $51 thousand, respectively, for the same periods last year. Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value. Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $323 thousand as of September 30, 2008. The weighted-average period over which this unrecognized expense was expected to be recognized was 3.8 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2008 and 2007 reflected forfeitures as they occurred.

No options were granted during the first nine months of 2008 and 2007.

The following table summarizes stock option activity for the Company under all plans for the nine months ended September 30, 2008:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	33,797	$15.67
Granted	-	-
Exercised	(13,106)	15.42
Expired/Cancelled	(2,066)	18.47
Outstanding at end of period	18,625	15.54	$189,258

Exercisable at end of period	18,625	$15.54	$189,258

The following summarizes information about options outstanding at September 30, 2008:

		Options Outstanding and Exercisable
			Weighted Average
Options Outstanding			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$21.33	5,075	5,075	0.3
14.00	3,255	3,255	1.3
13.17	10,295	10,295	3.5
	18,625	18,625

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was approximately $80 thousand and $30 thousand, respectively. Cash received upon exercise of options during the first nine months of 2008 and 2007 was approximately $136 thousand and $46 thousand, respectively.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2008:

	Number	Weighted Average Grant
	of Shares	Date Fair Value

Nonvested at January 1, 2008	3,845	$25.31
Granted	13,783	21.93
Vested	(769)	25.31
Cancelled	-	-
Nonvested at September 30, 2008	16,859	$22.55

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

Selected financial information by line of business for the first nine months of 2008 and 2007 is included in the following table:

	Community	Insurance products	Parent
(Dollars in thousands)	banking	and services	Company	Total
2008
Interest income	$46,299	$49	$-	$46,348
Interest expense	(16,676)	-	(101)	(16,777)
Provision for credit losses	(1,952)	-	-	(1,952)
Noninterest income	5,865	10,077	-	15,942
Noninterest expense	(15,486)	(9,128)	(4,135)	(28,749)
Net intersegment income (expense)	(3,577)	(312)	3,889	-
Income before taxes	14,473	686	(347)	14,812
Income tax (expense) benefit	(5,475)	(259)	131	(5,603)
Net income	$8,998	$427	$(216)	$9,209

Total assets	$1,013,939	$20,332	$2,755	$1,037,026

2007
Interest income	$48,688	$-	$-	$48,688
Interest expense	(18,078)	-	-	(18,078)
Provision for credit losses	(1,259)	-	-	(1,259)
Noninterest income	4,914	5,050	-	9,964
Noninterest expense	(15,251)	(4,132)	(3,854)	(23,237)
Net intersegment income (expense)	(3,457)	(274)	3,731	-
Income before taxes	15,557	644	(123)	16,078
Income tax (expense) benefit	(5,792)	(255)	79	(5,968)
Net income	$9,765	$389	$(44)	$10,110

Total assets	$927,468	$9,279	$3,130	$939,877

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

Loans
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2008.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$82,235	-	$82,235	-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2008.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,178	-	-	$7,178

Impaired loans had a carrying amount of $7.5 million with a valuation allowance of $318 thousand at September 30, 2008.

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

Note 9 – Other Than Temporary Impairment
The Company currently holds 10,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock. During the third quarter of 2008, Freddie Mac was placed in a government conservatorship which negatively impacted the market value of its stock. The Company determined that its investment in Freddie Mac sustained an other than temporary impairment and recorded a $371 thousand impairment loss in the third quarter of 2008.

Note 10 – New Accounting Pronouncements

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

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted SFAS 159 on January 1, 2008 and has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which was effective January 1, 2008. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity's obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $318,000.

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

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The accounting and expanded disclosure requirements of SFAS 163 will improve the quality and comparability of financial information that will be provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. This Statement also requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. The Company does not expect the implementation of SFAS 163 to have a material impact on its consolidated financial statements.

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

RECENT GOVERNMENT ACTIONS

On October 14, 2008, the U.S. Department of the Treasury announced its capital purchase program designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, Treasury will purchase up to $250 billion of shares of senior preferred stock from qualifying U.S. financial institutions. The minimum and maximum subscription amounts available to a participating financial institution are 1% of its risk-weighted assets and the lesser of $25 billion or 3% of its risk-weighted assets, respectively.

On October 31, 2008, the Corporation’s Board of Directors adopted resolutions authorizing the Corporation to apply for participation in the Capital Purchase Program. If the Corporation’s application is approved and the Board determines to move forward, the Corporation would issue 25,000 shares of a new class of stock to be known as Fixed-Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), and issue a warrant to purchase shares of common stock having a market value of $3.75 million. The Preferred Stock, which would qualify as Tier 1 regulatory capital, would be sold for an aggregate purchase price of $25.0 million, have a liquidation preference of $1,000 per share, pay cumulative quarterly dividends at a rate of 5% per year for the first five years and 9% per year thereafter, and be non-voting, other than class voting rights on certain matters that could adversely affect the shares. Until three years following the date of issuance, the Corporation would be able to redeem the Preferred Stock at par only using proceeds from a sale of Tier 1 qualifying perpetual preferred stock or common stock for cash which results in gross proceeds to the Corporation of not less than $6.25 million. After three years, the Corporation would be able to redeem the Preferred Stock at par, in whole or in part, at its discretion. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Also, until three years following the sale of the Preferred Stock, or such earlier time as the Preferred Stock has been redeemed or transferred by Treasury, the Corporation would not, without Treasury’s consent, be permitted to increase the dividend per share on common stock or repurchase common stock.

The warrant would be immediately exercisable, with a 10-year term. The exercise price per share would be based upon the average of the closing prices of the Corporation’s common stock during the 20-trading day period ending on the trading day prior to the issuance of the Preferred Stock. The exercise price and number of shares subject to the warrant would both be subject to anti-dilution adjustments. Treasury would agree not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. If the Corporation were to receive aggregate gross cash proceeds of at least $25 million from one or more qualifying equity offerings of Tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, then the number of shares of common stock underlying the warrant then held by Treasury would be reduced by one-half of the original number of shares, considering all adjustments, underlying the warrant.

The proceeds from the issuance would be allocated on a relative fair value basis between the Preferred Stock and the warrant. The Preferred Stock and the warrant would both be classified in stockholders’ equity in our consolidated statement of condition. The issuance, including dividends, would likely result in a reduction of basic and diluted earnings per common share.

The Corporation would issue the Preferred Stock and the Warrant in a private placement exempt from the SEC’s registration requirements, and would file a registration statement covering the resale of the Preferred Stock, the warrant and the shares of common stock underlying the warrant. Neither the Preferred Stock nor the warrant would be subject to any contractual restrictions on transfer, except that Treasury could only transfer or exercise an aggregate of one-half of the warrant shares prior to December 31, 2009, unless the Corporation were to receive gross proceeds from qualified equity offerings that are at least equal to the $25.0 million initially received from Treasury. During the period that Treasury holds any Preferred Stock, the warrant or any shares of our common stock issuable upon exercise of the warrant, we would be subject to certain restrictions on the compensation of our senior executive officers.

There can be no assurance that the Corporation’s application will be accepted or that, even if it is, the Corporation will ultimately decide to participate in the Capital Purchase Program.

OVERVIEW

Net income for the third quarter of 2008 was $3.1 million, or diluted earnings per share of $0.37, compared to $3.4 million, or diluted earnings per share of $0.40, for the third quarter of 2007. For the second quarter of 2008, net income was $2.8 million or $0.33 per diluted share. Annualized return on average assets was 1.19% for the three months ended September 30, 2008, compared to 1.42% for the same period in 2007. Annualized return on average stockholders’ equity was 9.81% for the third quarter of 2008, compared to 11.51% for the third quarter of 2007. For the second quarter of 2008, annualized return on average assets was 1.12% and return on average equity was 8.98%. Overall, third quarter 2008 results improved over second quarter 2008 results.

Net income for the first nine months of 2008 was $9.2 million, or diluted earnings per share of $1.10, compared to $10.1 million, or diluted earnings per share of $1.20, for the first nine months of 2007. Annualized return on average assets was 1.23% for the nine months ended September 30, 2008, compared to 1.43% for the same period in 2007. Annualized return on average stockholders’ equity was 9.95% for the first nine months of 2008, compared to 11.76% for the first nine months of 2007.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended September 30, 2008 was $9.9 million, a decrease of 5.3% when compared to the same period last year. Lower yields on earning assets were the primary reason for the decrease. The net interest margin was 4.10% for the third quarter of 2008, a decrease of 64 basis points when compared to the third quarter of 2007. The 225 basis-point reduction in interest rates by the Federal Reserve during the first nine months of 2008 had a significant impact on the overall yield on earning assets. Net interest income increased 2.9% from the second quarter of 2008 mainly due to higher loan volume. The net interest margin decreased just 7 basis points from 4.17% for the second quarter of 2008.

Interest income was $15.3 million for the third quarter of 2008, a decrease of 7.5% from the third quarter of 2007. Average earning assets increased 8.9% during the third quarter of 2008 when compared to the same period in 2007, while yields earned decreased 116 basis points to 6.30%. Average loans increased 15.7% while the yield earned on loans decreased 138 basis points. Loans comprised 87.9% and 82.7% of total average earning assets for the quarters ended September 30, 2008 and 2007, respectively. Interest income increased 1.1% when compared to the second quarter of 2008. Average earning assets increased 3.5% during the third quarter of 2008 when compared to the second quarter of 2008, while yields earned decreased 23 basis points.

Interest expense decreased 11.4% for the three months ended September 30, 2008 when compared to the same period last year. Average interest bearing liabilities increased 9.5%, while rates paid decreased 66 basis points to 2.75%. Average balances increased in all categories of interest bearing liabilities except for long-term debt. However, rates declined enough to reduce interest expense in all categories of interest bearing liabilities except for certificates of deposit $100,000 or more and short-term borrowings. The average balance of interest bearing deposits increased 8.6% for the quarter ended September 30, 2008 when compared to the same period in 2007. The overall rate paid for interest bearing deposits decreased 58 basis points to 2.74%. For the three months ended September 30, 2008, the average balance of certificates of deposits $100,000 or more increased 23.1% when compared to the same period last year, and the average rate paid for those certificates of deposit decreased 92 basis points to 3.95%. Interest expense decreased 1.9% when compared to the second quarter of 2008. Average interest bearing liabilities increased 3.2% during the quarter ended September 30, 2008 when compared to the second quarter of 2008, while rates paid decreased 17 basis points.

Net interest income for the nine months ended September 30, 2008 was $29.6 million, a decrease of 3.4% when compared to the same period last year. The decrease was primarily the result of lower yields on earning assets. The net interest margin was 4.22% for the first nine months of 2008, a decrease of 40 basis points when compared to the first nine months of 2007.

Interest income was $46.3 million for the first nine months of 2008, a decrease of 4.8% from the first nine months of 2007. Average earning assets increased 6.0% during the nine months ended September 30, 2008 when compared to the same period in 2007, while yields earned decreased 73 basis points to 6.59%. Average loans increased 15.1% during the first nine months of 2008, while the yield earned on loans decreased 100 basis points when compared to the same period of 2007. Loans comprised 87.2% and 80.4% of total average earning assets for the first nine months of 2008 and 2007, respectively.

Interest expense decreased 7.2% for the nine months ended September 30, 2008 when compared to the same period last year. Average interest bearing liabilities increased 6.3%, while rates paid decreased 43 basis points to 2.94%. Average balances increased in all categories of interest bearing liabilities except for long-term debt. However, rates declined enough to reduce interest expense in all categories of interest bearing liabilities except for certificates of deposit $100,000 or more and short-term borrowings. The average balance of interest bearing deposits increased 5.7% for the first nine months of 2008 when compared to the same period in 2007. The overall rate paid for interest bearing deposits decreased 35 basis points to 2.92%. For the nine months ended September 30, 2008, the average balance of certificates of deposits $100,000 or more increased 17.6% when compared to the same period last year, and the average rate paid for those certificates of deposit decreased 60 basis points to 4.26%.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2008 and 2007.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Investment securities
Taxable	$84,713	$924	4.34%	$114,248	$1,325	4.64%
Tax-exempt	10,320	145	5.63	13,360	197	5.90
Loans (2), (3)	854,371	14,225	6.62	738,145	14,770	8.00
Federal funds sold	17,921	79	1.74	13,096	178	5.44
Interest bearing deposits	4,218	21	2.01	13,473	180	5.34
Total earning assets	971,543	15,394	6.30%	892,322	16,650	7.46%
Cash and due from banks	14,306			17,512
Other assets	50,358			43,376
Allowance for credit losses	(8,468)			(7,002)
Total assets	$1,027,739			$946,208

Interest bearing liabilities
Demand deposits	$112,000	97	0.34%	$111,983	299	1.07%
Money market and savings deposits	183,408	673	1.46	177,077	811	1.83
Certificates of deposit $100,000 or more	196,810	1,953	3.95	159,917	1,945	4.87
Other time deposits	226,110	2,232	3.93	212,341	2,438	4.59
Interest bearing deposits	718,328	4,955	2.74	661,318	5,493	3.32
Short-term borrowings	53,450	344	2.56	28,884	279	3.86
Long-term debt	8,485	90	4.21	22,391	308	5.50
Total interest bearing liabilities	780,263	5,389	2.75%	712,593	6,080	3.41%
Noninterest bearing deposits	111,915			108,906
Other liabilities	10,978			8,279
Stockholders’ equity	124,583			116,430
Total liabilities and stockholders’ equity	$1,027,739			$946,208

Net interest spread		$10,005	3.55%		$10,570	4.05%
Net interest margin			4.10%			4.74%

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Investment securities
Taxable	$86,633	$2,949	4.55%	$115,248	$3,900	4.51%
Tax-exempt	11,395	502	5.89	13,563	596	5.86
Loans (2), (3)	824,775	42,829	6.94	716,478	42,643	7.94
Federal funds sold	17,893	284	2.12	24,861	988	5.30
Interest bearing deposits	4,746	88	2.49	21,533	847	5.24
Total earning assets	945,442	46,652	6.59%	891,683	48,974	7.32%
Cash and due from banks	14,408			16,869
Other assets	50,690			43,411
Allowance for credit losses	(8,097)			(6,714)
Total assets	$1,002,443			$945,249

Interest bearing liabilities
Demand deposits	$112,309	363	0.43%	$111,497	805	0.96%
Money market and savings deposits	180,087	2,032	1.51	178,459	2,386	1.78
Certificates of deposit $100,000 or more	186,879	5,963	4.26	158,889	5,794	4.86
Other time deposits	221,564	6,937	4.18	214,390	7,278	4.53
Interest bearing deposits	700,839	15,295	2.92	663,235	16,263	3.27
Short-term borrowings	47,409	1,026	2.89	28,841	838	3.88
Long-term debt	12,821	456	4.75	24,129	977	5.40
Total interest bearing liabilities	761,069	16,777	2.94%	716,205	18,078	3.37%
Noninterest bearing deposits	106,328			105,957
Other liabilities	11,419			8,453
Stockholders’ equity	123,627			114,634
Total liabilities and stockholders’ equity	$1,002,443			$945,249

Net interest spread		$29,875	3.65%		$30,896	3.95%
Net interest margin			4.22%			4.62%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the third quarter of 2008 increased $2.2 million when compared to the third quarter of 2007. Service charges on deposit accounts decreased $26 thousand, other service charges and fees increased $167 thousand, insurance agency commissions increased $1.4 million and other noninterest income decreased $56 thousand for the third quarter of 2008 when compared to the third quarter of 2007. The increase in insurance agency commissions was primarily the result of the acquisition of two insurance agencies during the fourth quarter of 2007. Included in total noninterest income was a $1.3 million gain on the sale of a bank branch to the State of Maryland as part of a road widening project. The branch remains open; however, the bank intends to move the branch to a new facility during 2009. The gain on the branch sale was partially offset by a $371 thousand other than temporary impairment of Freddie Mac Preferred Stock and a $337 thousand loss on the sale of the Company’s investment in Delmarva Bank Data Processing Center, Inc., an unconsolidated subsidiary. Noninterest income increased $52 thousand from the second quarter of 2008 primarily due to the $1.3 million gain on the land and bank building sale reduced by the $708 thousand other than temporary impairment and loss. These increases were partially offset by a decrease in insurance agency commissions of $374 thousand.

Noninterest income for the first nine months of 2008 increased $6.0 million when compared to the first nine months of 2007. Service charges on deposit accounts increased $291 thousand, other service charges and fees increased $680 thousand, insurance agency commissions increased $4.6 million and other noninterest income decreased $238 thousand for the first nine months of 2008 when compared to the same period in 2007. The increase in other service charges and fees and insurance agency commissions was primarily the result of the acquisition of the two insurance agencies during the fourth quarter of 2007. Total noninterest income included the previously mentioned $1.3 million gain on the land and bank building sale and the $708 thousand other than temporary impairment and loss.

Noninterest Expense
Noninterest expense for the third quarter of 2008 increased $1.8 million when compared to the third quarter of 2007. The increase was primarily attributable to the operating expenses of the two insurance agencies acquired during the fourth quarter of 2007. Salaries and benefits increased $979 thousand, insurance agency commissions increased $447 thousand and other noninterest expenses increased $215 thousand for the third quarter of 2008 when compared to the third quarter of 2007. Noninterest expense decreased $300 thousand from the second quarter of 2008 primarily due to a decrease in agency commissions and other noninterest expenses.

Noninterest expense for the first nine months of 2008 increased $5.5 million when compared to the first nine months of 2007. The increase was primarily attributable to the operating expenses of the two insurance agencies acquired during the fourth quarter of 2007. Salaries and benefits increased $3.1 million, insurance agency commissions increased $1.8 million and other noninterest expenses increased $387 thousand for the first nine months of 2008 when compared to the same period last year.

Income Taxes
The effective tax rate was 36.7% for the three months ended September 30, 2008, compared to 37.0% for the same period last year. For the nine months ended September 30, 2008 and 2007, the effective tax rates were 37.8% and 37.1%, respectively. Management believes that currently there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $865.4 million at September 30, 2008, an increase of $89.1 million, or 11.5%, since December 31, 2007. Average loans, net of unearned income, were $854.4 million for the three months ended September 30, 2008, an increase of $116.2 million, or 15.7%, when compared to the same period last year. Average loans, net of unearned income, were $824.8 million for the nine months ended September 30, 2008, an increase of $108.3 million, or 15.1%, when compared to the same period in 2007.

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

The provision for credit losses for the three months ended September 30, 2008 and 2007 was $875 thousand and $604 thousand, respectively. The provision for credit losses for the second quarter of 2008 was $615 thousand. The increased provision for the third quarter of 2008 when compared to the third quarter of 2007 and the second quarter of 2008 reflected the continued growth in the loan portfolio, an increase in nonperforming assets and charge-offs, as well as current economic conditions. The provision for credit losses for the nine months ended September 30, 2008 and 2007 was $2.0 million and $1.3 million, respectively. Management believes that we continue to maintain strong underwriting guidelines and emphasize credit quality.

Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board. Net charge-offs were $539 thousand for the three months ended September 30, 2008, compared to $268 thousand for the same period last year and $259 thousand for the second quarter of 2008. The allowance for credit losses as a percentage of average loans was 1.01% for the third quarter of 2008, 0.98% for the third quarter of 2007 and 1.01% for the second quarter of 2008. Net charge-offs were $885 thousand for the first nine months of 2008, compared to $338 thousand for the same period in 2007. The allowance for credit losses as a percentage of average loans was 1.04% for the first nine months of 2008 and 1.01% for the same period last year. Nonperforming assets were $7.5 million at September 30, 2008, compared to $3.7 million at December 31, 2007. Loans past due 90 days and still accruing at September 30, 2008 decreased to $599 thousand from $1.6 million at December 31, 2007. Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at September 30, 2008.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance balance - beginning of period	$8,282	$6,885	$7,551	$6,300
Charge-offs:
Real estate	(455)	(40)	(526)	(40)
Consumer	(63)	(52)	(198)	(174)
Commercial and other	(185)	(206)	(381)	(241)
Totals	(703)	(298)	(1,105)	(455)
Recoveries:
Real estate	10	-	18	-
Consumer	34	12	75	57
Commercial and other	120	18	127	60
Totals	164	30	220	117
Net charge-offs	(539)	(268)	(885)	(338)
Provision for credit losses	875	604	1,952	1,259
Allowance balance - end of period	$8,618	$7,221	$8,618	$7,221

Average loans outstanding during the period	$854,371	$738,145	$824,775	$716,478
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.25%	0.15%	0.14%	0.06%
Allowance for credit losses at period end as a percentage of average loans	1.01%	0.98%	1.04%	1.01%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Despite the weaknesses in the national economy and real estate market, management believes that the local economy and real estate market remain relatively stable.

We have a concentration of commercial real estate loans. Commercial real estate loans, excluding construction and land development loans, at September 30, 2008 were approximately $296.2 million, or 34.3% of total loans, compared to $249.5 million, or 32.1% of total loans at December 31, 2007. Construction and land development loans at September 30, 2008 were $174.9 million, or 20.2% of total loans, compared to $155.5 million, or 20.0% of total loans, at December 31, 2007. We do not engage in foreign or subprime lending activities.

Nonperforming Assets
The following table summarizes our nonperforming and past due assets:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Nonperforming assets
Nonaccrual loans	$7,496	$3,540
Other real estate owned	-	176
Total nonperforming assets	7,496	3,716
Loans 90 days past due and still accruing	599	1,606
Total nonperforming assets and past due loans	$8,095	$5,322

Investment Securities
Investment securities totaled $93.1 million at September 30, 2008, compared to $110.0 million at December 31, 2007. The decreased balance reflects the use of proceeds from maturing securities to fund loan growth. The average balance of investment securities was $95.0 million for the three months ended September 30, 2008, compared to $127.6 million for the same period in 2007. The tax equivalent yields on investment securities were 4.48% and 4.77% for the three months ended September 30, 2008 and 2007, respectively. The average balance of investment securities was $98.0 million for the nine months ended September 30, 2008, compared to $128.8 million for the same period in 2007. The tax equivalent yields on investment securities were 4.70% and 4.65% for the nine months ended September 30, 2008 and 2007, respectively.

Deposits
Total deposits at September 30, 2008 were $839.2 million, compared to $765.9 million at December 31, 2007. All categories of deposits grew from the comparable amounts at the end of 2007. The largest growth was in certificates of deposit of $100,000 or more which increased $36.0 million, or 22.3%, due primarily to increased deposits of a large municipal customer.

Short-Term Borrowings
Short-term borrowings at September 30, 2008 and December 31, 2007 were $53.1 million and $47.7 million, respectively. Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank. Short-term advances are defined as those with original maturities of one year or less.

Long-Term Debt
At September 30, 2008 and December 31, 2007, the Company had the following long-term debt:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Federal Home Loan Bank (FHLB) 5.69% Advance due June 2008	$-	$7,000
FHLB 4.17% Advance due November 2009	3,000	3,000
FHLB 3.09% Advance due January 2010	3,000	-
Acquisition related debt, 4.08% interest, equal annual installments for five years	2,485	2,485
	$8,485	$12,485

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. Talbot Bank and Centreville National Bank are also members of the Federal Home Loan Bank of Atlanta and Felton Bank is a member of the Federal Home Loan Bank of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $64.7 million in the aggregate at September 30, 2008. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $125.4 million at September 30, 2008, an increase of 4.3% since December 31, 2007. Accumulated other comprehensive income, which consisted solely of net unrealized gains or losses on investment securities available for sale, increased $102 thousand since the end of 2007, resulting in accumulated other comprehensive income of $349 thousand at September 30, 2008.

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

A comparison of our capital ratios as of September 30, 2008 and December 31, 2007 to the minimum regulatory requirements is presented below:

			Minimum
	September 30,	December 31,	Regulatory
	2008	2007	Requirements
Tier 1 risk-based capital	11.65%	12.15%	4.00%
Total risk-based capital	12.67%	13.14%	8.00%
Leverage ratio	10.25%	10.50%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2008 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2007. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed. The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K to reflect recent changes in economic conditions.

A majority of our business is concentrated in Maryland and Delaware; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. The national and local economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased. These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire. In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property. There can be no guarantee as to when or whether economic conditions will improve.

Additionally, the Board of Governors of the Federal Reserve Board (the “FRB”) and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of September 30, 2008, we may be subject to further supervisory analysis during future examinations. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Other than as discussed above, management does not believe that any material changes in our risk factors have occurred since December 31, 2007.

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: November 6, 2008	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: November 6, 2008	By:	/s/ Susan E.Leaverton
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