Form 10-K
period 2008-12-31
SHORE BANCSHARES INC
filed 2009-03-16
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $147,590,539.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,404,709 as of March 2, 2009.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive proxy statement for the 2009 Annual Meeting of Stockholders.

INDEX

This Annual Report of Shore Bancshares, Inc. (the “Company”) on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements”.  Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company and its subsidiaries operate; they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report.  Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

Except as expressly provided otherwise, the term “Company” as used in this report refers to Shore Bancshares, Inc. and the terms “we”, “us” and “our” refer collectively to Shore Bancshares, Inc. and its consolidated subsidiaries.

PART I

Item 1.      Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company’s primary business is acting as the parent company to several financial institution and insurance entities.  The Company engages in the banking business through The Centreville National Bank of Maryland, a national banking association (“Centreville National Bank”), The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and The Felton Bank, a Delaware commercial bank  (“Felton Bank” and, together with Centreville National Bank and Talbot Bank, the “Banks”).  The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation; and two insurance premium finance companies, Mubell Finance, LLC, a Maryland limited liability company, and ESFS, Inc., a Maryland corporation (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”).  On March 1, 2008, the Company established a mortgage broker subsidiary, Wye Mortgage Group, LLC (the “Mortgage Group”).  The Company also has two inactive subsidiaries, Wye Financial Services, LLC and Shore Pension Services, LLC, both of which were organized under Maryland law.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures.

We operate in two business segments:  community banking and insurance products and services.  Financial information related to our operations in these segments for each of the two years ended December 31, 2008 is provided in Note 25 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this report.

Banking Products and Services

Centreville National Bank is a national banking association that commenced operations in 1876.  Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. (“Talbot Bancshares”).  Felton Bank is a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc.  The Banks operate 18 full service branches and 22 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in the Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware.  The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24 hour telephone banking, internet banking, and 24-hour automatic teller machine services.  The Banks also offer nondeposit products, such as mutual funds and annuities, and discount brokerage services to their customers.  Additionally, the Banks have Saturday hours and extended hours on certain evenings during the week for added customer convenience.

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

Commercial real estate loans are primarily those secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space.  The Banks attempt to mitigate the risks associated with these loans through thorough financial analyses, conservative underwriting procedures, including prudent loan to value ratio standards, obtaining additional collateral when prudent, closely monitoring construction projects to control disbursement of funds on loans, and management’s knowledge of the local economy in which the Banks lend.

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

Deposit Activities

The Banks offer a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, and Christmas Savings accounts.  The Banks also offer the CDARS program, providing up to $50 million of FDIC insurance to our customers.  In addition, we offer our commercial customers packages which include Cash Management services and various checking opportunities.

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

Employees

At February 28, 2009, we employed 369 persons, of which 337 were employed on a full-time basis.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and for Kent County, Delaware as of June 30, 2008, the most recent date for which comparative information is available.

Kent County, Maryland	Deposits	% of Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$169,416	33.86%
PNC Bank National Assn	166,204	33.22
Chesapeake Bank and Trust Co.	62,942	12.58
Branch Banking & Trust	43,590	8.71
The Centreville National Bank of Maryland	31,286	6.25
SunTrust Bank	26,921	5.38
Total	$500,359	100.00%

Source:  FDIC DataBook

Queen Anne’s County, Maryland	Deposits	% of Total
	(in thousands)
The Queenstown Bank of Maryland	$313,163	42.69%
The Centreville National Bank of Maryland	191,853	26.15
PNC Bank National Assn	60,719	8.28
Bank of America, National Association	54,247	7.40
Bank Annapolis	40,340	5.50
M&T	40,138	5.47
Branch Banking & Trust	24,220	3.30
Sun Trust Bank	5,079	0.69
Branch Banking & Trust	3,780	0.52
Total	$733,539	100.00%

Source:  FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank of Preston, Maryland	$147,542	36.07%
PNC Bank National Assn	106,091	25.94
The Centreville National Bank of Maryland	54,343	13.29
Branch Banking & Trust	44,325	10.84
M&T	28,629	7.00
Bank of America, National Association	16,877	4.13
Easton Bank & Trust	11,204	2.74
Total	$409,011	100.00%

Source:  FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$456,354	45.46%
PNC Bank National Assn	145,184	14.46
Easton Bank & Trust	111,451	11.10
Bank of America, National Association	89,861	8.95
Branch Banking & Trust	57,787	5.76
SunTrust Bank	41,605	4.14
M&T	28,479	2.84
The Queenstown Bank of Maryland	26,912	2.68
First Mariner Bank	17,324	1.73
Chevy Chase Bank	14,765	1.47
Provident State Bank of Preston, Maryland	14,182	1.41

Total	$1,003,904	100.00%

Source:  FDIC DataBook
		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$187,071	31.97%
Bank of the Eastern Shore	182,882	31.25
Hebron Savings Bank	55,996	9.57
Branch Banking & Trust	42,290	7.23
Provident State Bank of Preston, Maryland	35,459	6.06
Bank of America, National Association	25,672	4.39
M&T	20,710	3.54
The Talbot Bank of Easton, Maryland	17,979	3.07
SunTrust Bank	17,109	2.92
Total	$585,168	100.00%

Source:  FDIC DataBook
		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
Wilmington Trust	$536,436	31.39%
PNC Bank Delaware	250,866	14.68
RBS Citizens National Assn	243,050	14.22
First NB of Wyoming	201,660	11.80
Wachovia Bank of Delaware	158,922	9.30
The Felton Bank	80,282	4.70
Artisans Bank	69,307	4.06
Wilmington Savings Fund Society	65,890	3.86
TD Bank National Assn	57,824	3.38
County Bank	39,985	2.34
Fort Sill National Bank	4,517	0.26
Total	$1,708,739	100.00%

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

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law.  Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company”.  The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

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

Federal Regulation of Banks

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

The Banks are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act.  Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its nonbank affiliates by the Banks.  Section 23B requires that transactions between any of the Banks and the Company and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component provides full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50 percent or less, regardless of account balance, until December 31, 2009.  We elected to participate in both programs and expect FDIC premiums to increase in 2009 as a result.

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

As of December 31, 2008, the Banks were each deemed to be “well capitalized.”  For more information regarding the capital condition of the Company, see Note 17 of Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

The deposits of the Banks are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006.  Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation states the limit will return to $100,000 after December 31, 2009.  The coverage for retirement accounts did not change and remains at $250,000.  The Banks paid a total of $377 thousand in FDIC premiums during 2008.  The Banks’ portion of the one-time credit assessment was $541,000.  Further information about deposit insurance premiums is provided in Item 7 of Part II of this report under the heading “Recent Developments”.

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

Risks Relating to Our Business

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

A majority of our business is concentrated in Maryland and Delaware; a significant amount of our business is concentrated in real estate lending

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse.  Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good.  The national and local economies have significantly weakened during the past two years in large part due to the widely-reported problems in the sub-prime mortgage loan market and the more recent meltdown of the financial industry as a whole.  As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased.  These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire.  In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property.  There can be no guarantee as to when or whether economic conditions will improve.

Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  Based on our commercial real estate concentration as of December 31, 2008, we may be subject to further supervisory analysis during future examinations.  We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Interest rates and other economic conditions will impact our results of operation

The national economy and, to a lesser extent, the local economy have significantly weakened during the past two years, primarily as a result of the widely reported financial institution meltdown.  This weakening has caused real estate values to drop, decreased the demand for credit, and caused public anxiety regarding the health and future of the financial services industry as a whole.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta and the FHLB of Pittsburgh.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of future changes.

The Banks may experience credit losses in excess of their allowances

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management of each of the Banks bases the allowance for credit losses upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for credit losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.  If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities, as a part of their examination process, require our bank subsidiaries to increase their respective allowance for credit losses, our earnings and capital could be significantly and adversely affected.  Although management uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ nonperforming or performing loans.  Material additions to the allowance for credit losses of one of the Banks would result in a decrease in that Bank’s net income and capital and could have a material adverse effect on our financial condition.

The market value of our investments might decline

As of December 31, 2008, we had classified 89% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.   The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115 and are stated at amortized cost.

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

Talbot Bank and Centreville National Bank are members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, our investments include stock issued by the FHLB of Atlanta and the FHLB of Pittsburgh.  In recent months, the banking industry has become concerned about the financial strength of the banks in the FHLB system, and some FHLB banks have stopped paying dividends on and redeeming FHLB stock.  On January 30, 2009, the FHLB of Atlanta announced that it was deferring the declaration of a dividend on its stock for the quarter ended December 31, 2008 until it completes its year-end analysis of other-than-temporary impairment which is critical to its net income determination.  The FHLB of Atlanta stated that it anticipates a decision regarding the dividend to be made in March 2009.  Similarly, the FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks, citing a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB of Pittsburgh last paid a dividend in the third quarter of 2008.  Accordingly, there can be no guaranty that the FHLB of Atlanta or the FHLB of Pittsburgh will declare future dividends.  Moreover, accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of an FHLB bank's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB bank, and accordingly, on the members of that FHLB bank and its liquidity and funding position. After evaluating all of these considerations, we believe the par value of our FHLB stock will be recovered, but future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities.  Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States.  Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states.  As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete.  Moreover, as discussed above, the GLB Act revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

Our regulatory expenses will likely increase due to the enactment of the Emergency Economic Stabilization Act and related government programs

Among other things, the EESA included a provision to increase the amount of deposits insured by FDIC to $250,000.  The TLGP provides, until December 31,

2009, unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts and certain IOLTAs and NOW accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies issued between October 14, 2008 and June 30, 2009.  All eligible institutions will be covered under the TLGP for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.  We elected to participate in both portions of the TLGP, so we expect to incur additional regulatory fees associated with our participation.

Customer concern about deposit insurance may cause a decrease in deposits held at the Banks

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits from the Banks in an effort to ensure that the amount they have on deposit with us is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

Our funding sources may prove insufficient to replace deposits and support our future growth

We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.  Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

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

We may lose key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program

On January 9, 2009, we participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling $25 million in shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury.  As part of these transactions, we adopted Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock that may be acquired upon exercise of the Warrant.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law, which, among other things, imposes additional executive compensation restrictions on institutions that participate in TARP for so long as any TARP assistance remains outstanding.  Among these restrictions is a prohibition against making most severance payments to our “senior executive officers”, which term includes our Chairman and Chief Executive Officer, our Chief Financial Officer and, generally, the three next most highly compensated executive officers, and to the next five most highly compensated employees.  The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to our five most highly compensated employees. These restrictions, coupled with the competition we face from other institutions, including institutions that did not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

Our lending activities subject us to the risk of environmental liabilities

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may be subject to other claims

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

We may be adversely affected by other recent legislation

As discussed above, the GLB Act repealed restrictions on banks affiliating with securities firms and it also permitted bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies.  Although the Company is a financial holding company, this law may increase the competition we face from larger banks and other companies.  It is not possible to predict the full effect that this law will have on us.

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

The Patriot Act requires certain financial institutions, such as the Banks, to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

We may not be able to keep pace with developments in technology

We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards.  Technology changes rapidly.  Our ability to compete successfully with other banks and non-bank entities may depend on whether we can exploit technological changes.  We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.  We are planning to convert to a new core data processing system during the second quarter of 2009.  Although management expects that this new system will improve operating efficiencies, there can be no guaranty that it will do so or that software, hardware or other technical problems will not delay its implementation or effectiveness.

Risks Relating to the Company’s Securities

The Company’s shares of common stock, Series A Preferred Stock, and the Warrant are not insured

The shares of the Company’s common stock, including the shares that may be acquired upon exercise of the Warrant, the Series A Preferred Stock and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The Company’s ability to pay dividends is limited by applicable banking and corporate law

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

Because of the Company’s participation in the CPP, it is subject to several restrictions relating to shares of its capital stock, including restrictions on its ability to declare or pay dividends on and repurchase its shares

As stated above, the Company recently issued 25,000 shares of the Series A Preferred Stock and a Warrant to purchase 172,970 shares of common stock to Treasury.  Under the terms of the transaction documents, the Company’s ability to declare or pay dividends on shares of its capital stock is limited.  Specifically, the Company is unable to declare dividends on common stock, other stock ranking junior to the Series A Preferred Stock (“Junior Stock”), or preferred stock ranking on a parity with the Series A Preferred Stock (“Parity Stock”) if the Company is in arrears on the dividends on the Series A Preferred Stock.  Further, the Company is not permitted to increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without Treasury’s approval until January 9, 2012 unless all of the Series A Preferred Stock has been redeemed or transferred.  In addition, the Company’s ability to repurchase shares of common stock, Junior Stock or Parity Stock is restricted.  Treasury’s consent generally is required for the Company to make any such repurchase until January 9, 2012 unless all of the Series A Preferred Stock has been redeemed or transferred.  Further, shares of common stock, Junior Stock or Parity Stock may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends.

There is no market for the Series A Preferred Stock or the Warrant, and the common stock is not heavily traded

There is no established trading market for the shares of the Series A Preferred Stock or the Warrant.  The Company does not intend to apply for listing of the Series A Preferred Stock on any securities exchange or for inclusion of the Series A Preferred Stock in any automated quotation system unless requested by Treasury.  The Company’s common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock.  Management cannot predict the extent to which an active public market for any of the Company’s securities will develop or be sustained in the future.  Accordingly, holders of the Company’s securities may not be able to sell such securities at the volumes, prices, or times that they desire.

The Company’s Articles of Incorporation and By-Laws and Maryland law may discourage a corporate takeover

The Company’s Amended and Restated Articles of Incorporation, as supplemented (the “Charter”), and Amended and Restated By-Laws, as amended (the “By-Laws”), contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company.  The Charter and By-Laws provide for the classification of the Board into three classes; directors of each class generally serve for staggered three-year periods.  No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes.  The Charter gives the Board certain powers in respect of the Company’s securities.  First, the Board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities.  Second, a majority of the Board, without action by the stockholders, may amend the Charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class that the Company has authority to issue.  The Board could use these powers, along with its authority to authorize the issuance of securities of any class or series, to issue securities having terms favorable to management to persons affiliated with or otherwise friendly to management.

Maryland law also contains anti-takeover provisions that apply to the Company.  The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.  The By-Laws exempt the Company’s capital securities from the Maryland Control Share Acquisition Act, but the Board has the authority to eliminate the exemption without stockholder approval.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock.  Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management.  These provisions could potentially adversely affect the market price of the Company’s common stock.

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

The Talbot Bank of Easton, Maryland
Branches
Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663
Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671
ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Sailwinds Amoco 511 Maryland Avenue Cambridge, Maryland 21613	Talbottown 218 North Washington Street Easton, Maryland 21601

The Centreville National Bank of Maryland
Branches
Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Office 2609 Centreville Road Centreville, Maryland 21617	Stevensville Office 408 Thompson Creek Road Stevensville, Maryland 21666
Chestertown Office 305 East High Street Chestertown, Maryland 21620	Hillsboro Office 21913 Shore Highway Hillsboro, Maryland 21641	Denton Office 850 South 5th Street Denton, Maryland 21629
Chester Office 300 Castle Marina Road Chester, Maryland 21619	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Washington Square Office 899 Washington Avenue Chestertown, Maryland 21620
Division Office-Wye Financial & Trust 16 North Washington Street Suite 1 Easton, Maryland 21601
ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Felton Bank
Main Office 120 West Main Street Felton, Delaware 19943	Milford Office 698-A North Dupont Highway Milford, Delaware 19963	Camden Wal-Mart Supercenter 263 Wal-Mart Drive Camden, Delaware 19934
The Avon-Dixon Agency, LLC
Easton Office 28969 Information Lane Easton, Maryland 21601	Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Centreville Office 105 Lawyers Row Centreville, Maryland 21617
Elliott-Wilson Insurance, LLC	Mubell Finance, LLC	Wye Financial Services, LLC
106 North Harrison Street Easton, Maryland 21601	106 North Harrison Street Easton, Maryland 21601	16 North Washington Street Suite 1 Easton, Maryland 21601
Wye Mortgage Group, LLC 17 East Dover Street Easton, Maryland 21601	Jack Martin & Associates, Inc. 326 First Street Annapolis, Maryland 21403	Tri-State General Insurance Agencies and ESFS, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels and Tilghman branches.  Centreville National Bank owns the real property on which all of its offices are located, except that it operates under leases at its Hillsboro branch and the office of Wye Financial and Trust in Easton.  Felton Bank leases the real property on which all of its offices are located.  The Insurance Subsidiaries do not own any real property, but operate under leases. Wye Mortgage occupies space in Talbot Bank’s main office.  For information about rent expense for all leased premises, see Note 6 to the Consolidated Financial Statements appearing in Item 8 of Part II of this report.

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the common stock of the Company are listed on the NASDAQ Global Select Market under the symbol “SHBI”.  As of March 3, 2009, the Company had approximately 1,684 holders of record.  The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2008 and 2007 are set forth in the table below.

	2008			2007
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$23.40	$20.00	$0.16	$30.76	$23.54	$0.16
Second Quarter	26.47	18.52	0.16	29.15	23.98	0.16
Third Quarter	27.25	18.00	0.16	27.05	20.52	0.16
Fourth Quarter	25.97	17.50	0.16	24.72	20.00	0.16
			$0.64			$0.64

On March 3, 2009, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $11.85 per share.

Stockholders received cash dividends totaling $5.4 million in 2008 and in 2007.  The ratio of dividends per share to earnings per share was 46.72% in 2008, compared to 39.75% in 2007.  Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company.  The Company’s ability to pay dividends is further limited by the terms of its Series A Preferred Stock.  For more information regarding these limitations, see Item 1A of Part I of this report under the headings, “The Company’s ability to pay dividends is limited by applicable banking and corporate law” and “Because of the Company’s participation in the CPP, it is subject to several restrictions relating to shares of its capital stock, including restrictions on its ability to declare or pay dividends on and repurchase its shares”, which are incorporated herein by reference.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations:  1-800-368-5948
E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total shareholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2003 and reinvestment of dividends as of the end of the Company’s fiscal years.  Returns are shown on a total return basis.   The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Shore Bancshares, Inc.	100.00	97.51	87.37	127.42	95.10	106.86
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
SNL Small Cap Bank	100.00	122.54	120.69	137.76	99.60	83.72

ISSUER REPURCHASES

On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months.  Shares may be repurchased in the open market or in privately negotiated transactions at such times and in such amounts per transaction as the President of the Company determines to be appropriate, subject to Board oversight.  The Company intends to use the repurchased shares to fund the Company’s employee benefit plans and for other general corporate purposes.  No shares were repurchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during 2008.

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

The following table contains information about these equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,550	$15.52	611,176

Equity compensation plans not approved by security holders	0	0.00	0

Total	18,550	$15.52	611,176

(1)
In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards.  Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000.  As of December 31, 2008, the Company has granted 16,859 shares of restricted stock that are not reflected in column (a) of this table.

Item 6.      Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2008 and is qualified in its entirety by the detailed statistical and other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report and the financial statements and notes thereto appearing in Item 8 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

RESULTS OF OPERATIONS:
Interest income	$61,474	$65,141	$57,971	$47,384	$38,291
Interest expense	21,555	24,105	19,074	11,899	9,010
Net interest income	39,919	41,036	38,897	35,485	29,281
Provision for credit losses	3,337	1,724	1,493	810	931
Net interest income after provision for credit losses	36,582	39,312	37,404	34,675	28,350
Noninterest income	20,350	14,679	12,839	11,498	10,224
Noninterest expense	38,370	32,539	28,535	25,431	22,535
Income before income taxes	18,562	21,452	21,708	20,742	16,039
Income tax expense	7,092	8,002	8,154	7,854	5,841
NET INCOME	$11,470	$13,450	$13,554	$12,888	$10,198

PER SHARE DATA:
Net income – basic	$1.37	$1.61	$1.62	$1.55	$1.24
Net income – diluted	1.37	1.60	1.61	1.54	1.23
Dividends paid	0.64	0.64	0.59	0.54	0.48
Book value (at year end)	15.16	14.35	13.28	12.17	11.24
Tangible book value (at year end)[1]	12.55	11.68	11.67	10.51	9.53

FINANCIAL CONDITION (at year end):
Assets	$1,044,641	$956,911	$945,649	$851,638	$790,598
Deposits	845,371	765,895	774,182	704,958	658,672
Total loans, net of unearned income and allowance for credit losses	879,208	768,799	693,419	622,227	590,766
Long-term debt	7,947	12,485	25,000	4,000	5,000
Stockholders’ equity	127,385	120,235	111,327	101,448	92,976

PERFORMANCE RATIOS (for the year):
Return on average assets	1.13%	1.42%	1.52%	1.51%	1.32%
Return on average stockholders’ equity	9.22	11.79	12.66	13.20	11.17
Net interest margin	4.23	4.64	4.70	4.69	4.10
Efficiency ratio[2]	63.66	58.40	55.15	54.13	57.04
Dividend payout ratio	46.72	39.75	36.42	34.84	38.71
Average stockholders’ equity to average total assets	12.30	12.04	11.98	11.86	11.79

[1]	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
[2]	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2008 to its financial condition at December 31, 2007 and the results of operations for the years ended December 31, 2008, 2007, and 2006.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report.

RECENT DEVELOPMENTS

Capital Purchase Program

As discussed above, on January 9, 2009 the Company participated in the TARP CPP by issuing 25,000 shares of Series A Preferred Stock and a Warrant covering 172,970 shares of common stock to the Treasury for a total sales price of $25 million.  The Warrant may be exercised at any time until January 9, 2019 at an exercise price of $21.68 per share, or an aggregate exercise price of approximately $3.75 million.  The Series A Preferred Stock qualifies as Tier 1 capital.  The Warrant counts as tangible common equity.

Holders of the Series A Preferred Stock are entitled to receive if, as and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 9, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, the Company may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $6.25 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings.  The redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 9, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the terms of the Series A Preferred Securities prohibit the Company from increasing its quarterly cash dividend paid on common stock above $0.16 per share or repurchasing any shares of common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.  Accordingly, the Company’s previously-announced common stock repurchase plan has been suspended effective January 9, 2009.

On February 17, 2009, President Obama signed the Recovery Act into law.  The Recovery Act permits any institution that receives assistance under TARP (including pursuant to the CPP), after consultation with the appropriate banking regulators, to repay any such assistance at any time notwithstanding any repayment restrictions contained in the instruments defining such assistance.  Recent guidance issued by Treasury states that, as a general rule, any partial repayment must equal at least 25% of the outstanding assistance.  Treasury may waive this minimum repayment amount.  Accordingly, the Company may, at any time and notwithstanding the restrictions on redemption discussed above, and assuming its regulators do not object, repay all of or a portion of (in 25% increments, unless waived by Treasury) the $25 million it received as consideration for the Series A Preferred Stock and the Warrant.  If the Company were to repay any assistance, it could also repurchase any or all of the portion of the Warrant that relates to the repayment.  Any portion of the Warrant that relates to the repayment that the Company chooses not to repurchase must be liquidated by Treasury, at the current market price.

FDIC Deposit Insurance Fund Restoration Plan Announced

On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment of 20 basis points on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level.  The assessment, which would be payable on September 30, 2009, would be in addition to a planned increase in premiums and a change in the way regular premiums are assessed which the FDIC also approved on February 27, 2009.  In addition, the proposed rule provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that that the FDIC believes would adversely affect public confidence or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment of up to 10 basis points may be imposed on all insured depository institutions.  If this rule is adopted as proposed, it will significantly increase the Banks’ FDIC premiums in 2009.

PERFORMANCE OVERVIEW

The Company recorded a decline in net income for 2008 when compared to 2007.  Net income for the year ended December 31, 2008 was $11.47 million, compared to $13.45 million and $13.55 million for the years ended December 31, 2007 and 2006, respectively.  Basic earnings per share for 2008 was $1.37, a decrease of 14.9% from 2007.  Basic earnings per share was $1.61 and $1.62 for 2007 and 2006, respectively.  Diluted earnings per share for 2008 was also $1.37, a decrease of 14.4% when compared to 2007.  Diluted earnings per share was $1.60 and $1.61 for 2007 and 2006, respectively.

Return on average assets was 1.13% for 2008, compared to 1.42% for 2007 and 1.52% for 2006.  Return on stockholders’ equity for 2008 was 9.22%, compared to 11.79% for 2007 and 12.66% for 2006.  Comparing the year ended December 31, 2008 to the year ended December 31, 2007, average assets increased 6.7% to $1.011 billion, average loans increased 15.0% to $837.7 million, average deposits increased 6.0% to $815.7 million, and average stockholders’ equity increased 9.1% to $124.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2008 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

During 2008, the FRB reduced the fed funds rate by 400 basis points.  The FRB began its current reductions in the fed funds rate by decreasing rates 100 basis points in 2007.  The New York Prime rate, the primary index used for variable rate loans, declined by 400 basis points during 2008 and 100 basis points during 2007.  These rate changes had a significant impact on our overall yields earned and rates paid.

Net interest income remains the most significant component of our earnings.  It is the excess of interest and fees earned on loans, investment securities, and federal funds sold over interest owed on deposits and borrowings.  Tax equivalent net interest income for 2008 was $40.3 million, representing a 2.7% decrease from 2007.  Tax equivalent net interest income for 2007 was $41.4 million, a 5.6% increase over 2006.   A decrease in yields on earning assets was the reason for the decline in 2008; the increase in the volume of earning assets was not enough to offset the decrease in yields.  An increase in the volume of earning assets was the reason for the growth in 2007.  The tax equivalent yield on earning assets was 6.49% for 2008, compared to 7.34% and 6.98% for 2007 and 2006, respectively. Average earning assets increased to $954.0 million during 2008, compared to $893.0 million and $835.5 million for 2007 and 2006, respectively.

The rate paid for interest bearing liabilities was 2.81% for the year ended December 31, 2008, representing a decrease of 55 basis points from the 3.36% paid for the year ended December 31, 2007.  Conversely, in 2007, the overall rate paid for interest bearing liabilities increased 50 basis points when compared to the rate paid for the year ended December 31, 2006.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2008, 2007, and 2006.

	2008			2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning asset
Loans (2) (3)	$837,739	$57,041	6.81%	$728,666	$57,637	7.91%	$664,244	$50,633	7.62%
Investment securities:
Taxable	85,105	3,788	4.45	112,384	5,105	4.54	110,354	4,486	4.07
Tax-exempt	11,031	646	5.86	13,424	786	5.85	13,593	791	5.82
Federal funds sold	16,427	308	1.87	21,312	1,108	5.20	28,663	1,459	5.09
Interest bearing deposits	3,666	92	2.51	17,086	893	5.23	18,665	939	5.03
Total earning assets	953,968	61,875	6.49%	892,972	65,529	7.34%	835,519	58,308	6.98%
Cash and due from banks	14,829			16,938			20,589
Other assets	50,275			44,136			42,962
Allowance for credit losses	(8,270)			(6,898)			(5,653)
Total assets	$1,010,802			$947,148			$893,417

Interest bearing liabilities
Demand deposits	$113,002	$437	0.39%	$112,553	$1,069	0.95%	$104,371	$702	0.67%
Money market and savings deposits	175,376	2,406	1.37	177,256	3,175	1.79	189,699	2,724	1.44
Certificates of deposit $100,000 or more	193,678	7,955	4.11	159,532	7,748	4.86	135,568	5,988	4.42
Other time deposits	226,201	9,079	4.01	213,823	9,701	4.54	191,234	7,714	4.03
Interest bearing deposits	708,257	19,877	2.81	663,164	21,693	3.27	620,872	17,128	2.76
Short-term borrowings	47,765	1,147	2.40	33,138	1,264	3.81	29,302	1,002	3.42
Long-term debt	11,598	531	4.58	21,271	1,148	5.40	17,831	944	5.29
Total interest bearing liabilities	767,620	21,555	2.81%	717,573	24,105	3.36%	668,005	19,074	2.86%

Noninterest bearing deposits	107,430			106,462			110,657
Other liabilities	11,388			9,074			7,709
Stockholders’ equity	124,364			114,039			107,046
Total liabilities and stockholders’ equity	$1,010,802			$947,148			$893,417

Net interest spread		$40,320	3.68%		$41,424	3.98%		$39,234	4.12%
Net interest margin			4.23%			4.64%			4.70%

 (1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.  The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $401,000 in 2008, $388,000 in 2007, and $337,000 in 2006.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, for each category and yields are stated to include all.

On a tax equivalent basis, total interest income was $61.9 million for 2008, compared to $65.5 million for 2007 and $58.3 million for 2006. The Company’s largest source of interest income is loans.  The tax equivalent yield on loans decreased to 6.81% for 2008, compared to 7.91% for 2007 and 7.62 % for 2006.   The $109.0 million increase in average loans was not enough to offset the decrease of 110 basis points in the yield on loans which was the primary reason for the decline in interest income in 2008.  An increase in both the volume and yield on loans was the reason for the increase in interest income in 2007. Volume and yields on all other earning assets decreased during 2008. In 2007, volume decreased but yields increased for all other earning assets.  During 2008, the overall decrease in yields on earning assets produced $3.7 million less in interest income, $5.8 million of which was due to lower rates net of $2.1 million due to increased volume.  In 2007, increased volume and yields on earning assets generated $7.2 million in additional interest income.  Of that amount, increased volume generated an additional $4.7 million in interest income, while $2.5 million was attributable to increased yields on earning assets.

Interest expense was $21.6 million for 2008, compared to $24.1 million for 2007 and $19.1 million for 2006. Although overall volume increased, lower rates paid for interest bearing liabilities, primarily deposits, was the main reason for the decrease in interest expense in 2008. An increase in volume and higher rates paid for interest bearing liabilities resulted in an increase in interest expense for 2007 when compared to 2006.  The Company incurs the largest amount of interest expense from time deposits. The average rate paid for certificates of deposit of $100,000 or more decreased 75 basis points to 4.11% for 2008 from 4.86% for 2007.  The average rate paid for certificates of deposit of $100,000 or more increased 44 basis points in 2007 from 2006.  The  rate paid for all other time deposits decreased to 4.01% for 2008, compared to 4.54% for 2007.  The rate paid for all other time deposits increased 51 basis points in 2007 from 2006.  During 2008, the overall decrease in rates on interest bearing liabilities produced $2.5 million less in interest expense, $3.9 million of which was due to lower rates net of $1.4 million due to increased volume.  In 2007, increased volume and rates on deposits and other interest bearing liabilities generated $5.0 million in additional interest expense.  Of that amount, increased volume generated an additional $2.3 million in interest expense, while $2.7 million was attributable to increased rates.

Average earning assets grew $61.0 million, or 6.8%, for the year ended December 31, 2008, driven primarily by growth in loans.  In 2007, average earning assets increased $57.5 million, or 6.9%, when compared to 2006, also mainly due to loan growth. Average loans increased $109.0 million, or 15.0%, totaling $837.7 million for the year ended December 31, 2008, compared to an increase of $64.5 million, or 9.7%, for 2007. For the year ended December 31, 2008, average investment securities decreased $30.0 million and federal funds sold and interest bearing deposits in other banks decreased $18.3 million when compared to 2007. Average investment securities increased $1.9 million and federal funds sold and interest bearing deposits in other banks decreased $8.9 million for 2007 when compared to 2006.   As a percentage of total average earning assets, loans and investment securities were 87.8% and 10.1%, respectively, for 2008, compared to 81.6% and 14.1%, respectively, for 2007 and 79.5% and 14.8%, respectively, for 2006.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2008 over (under) 2007			2007 over (under) 2006
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$(596)	$(4,880)	$4,284	$7,004	$1,878	$5,126
Taxable investment securities	(1,317)	(111)	(1,206)	619	549	70
Tax-exempt investment securities	(140)	1	(141)	(5)	5	(10)
Federal funds sold	(800)	(455)	(345)	(351)	30	(381)
Interest bearing deposits	(801)	(320)	(481)	(46)	40	(86)
Total interest income	(3,654)	(5,765)	2,111	7,221	2,502	4,719

Interest expense on deposits
and borrowed funds:
Interest bearing demand deposits	(632)	(636)	4	367	317	50
Money market and savings deposits	(769)	(801)	32	451	647	(196)
Time deposits	(415)	(1,727)	1,312	3,747	1,655	2,092
Short-term borrowings	(117)	(627)	510	262	52	210
Long-term debt	(617)	(155)	(462)	204	19	185
Total interest expense	(2,550)	(3,946)	1,396	5,031	2,690	2,341
Net interest income	$(1,104)	$(1,819)	$715	$2,190	$(188)	$2,378

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Our net interest margin (i.e., tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets.   The net interest margin is managed through loan and deposit pricing and asset/liability strategies.  The net interest margin was 4.23% for 2008, compared to 4.64% for 2007 and 4.70% for 2006.  The main reason for the lower net interest margin in 2008 was decreased yields on earning assets. The increased cost of interest bearing liabilities in 2007 slightly decreased the net interest margin from 2006.  The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, was 3.68% for 2008, 3.98% for 2007 and 4.12% for 2006.

Noninterest Income

Noninterest income increased $5.7 million, or 38.6%, in 2008, compared to an increase of $1.8 million, or 14.3%, in 2007.  The increases were primarily related to the acquisition of two insurance entities during the fourth quarter of 2007.  Service charges on deposit accounts increased $228 thousand in 2008, relatively unchanged from the increase of $235 thousand in 2007. Other service charges and fees increased $834 thousand in 2008 and $677 thousand in 2007.  Approximately half of the 2008 increase was from the new insurance entities, 30% was from the trust division, and the remainder was from banking activities.  The 2007 increase was the result of an increase in interchange income relating to bank debit and ATM cards ($166 thousand), and fee income generated by the trust division ($303 thousand).  Investment securities losses were $15 thousand in 2008, compared to gains of $5 thousand  and $3 thousand in 2007 and 2006, respectively.  The securities losses in 2008 were from the sale of 10,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock.  The Company also incurred a $371 thousand other than temporary impairment loss on these securities during 2008.  Insurance agency commissions income was $12.1 million in 2008, compared to $7.7 million and $6.7 million in 2007 and 2006, respectively.  The increase in 2008 and 2007 was primarily due to the two insurance entities acquired in the fourth quarter of 2007.  Gains on disposals of premises and equipment were $1.2 million in 2008, compared to losses of $136 thousand in 2007 and gains of $6 thousand in 2006.  The gains on disposals in 2008 included the sale of a bank branch to the state of Maryland as part of a road widening project. The branch remains open but management expects to move branch operations to a new facility in the future.  During 2008, the Company sold its investment in Delmarva Bank Data Processing Center, Inc., an unconsolidated subsidiary, for a loss of $337 thousand.  Other noninterest income decreased $438 thousand in 2008 and increased $114 thousand in 2007.  The decrease in 2008 was primarily due to less income generated by the mortgage subsidiary.

The following table summarizes our noninterest income for the years ended December 31:

	Years Ended			Change from Prior Year
				2008/07		2007/06
(Dollars in thousands)	2008	2007	2006	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,600	$3,372	$3,137	$228	6.8%	$235	7.5%
Other service charges and fees	3,029	2,195	1,518	834	38.0	677	44.6
(Losses) gains on sales of investment securities	(15)	5	3	(20)	(400.0)	2	66.7
Other than temporary impairment of securities	(371)	-	-	(371)	-	-	-
Insurance agency commissions income	12,090	7,698	6,744	4,392	57.1	954	14.1
Gains (losses) on disposals of premises and equipment	1,247	(136)	6	1,383	1,016.9	(142)	(2,366.7)
Loss on sale of investment in unconsolidated subsidiary	(337)	-	-	(337)	-	-	-
Other noninterest income	1,107	1,545	1,431	(438)	(28.3)	114	8.0
Total	$20,350	$14,679	$12,839	$5,671	38.6	1,840	14.3

Noninterest Expense

Total noninterest expense increased $5.8 million or 17.9% in 2008, compared to an increase of $4.0 million or 14.0% in 2007.  The increase in 2008 was primarily attributable to the operating costs of the two insurance entities acquired during the fourth quarter of 2007. These operating costs included salaries, benefits, occupancy, amortization of intangibles, insurance agency commissions and other noninterest expenses.  Furniture and equipment, data processing and directors’ fees expenses either decreased or remained relatively flat compared to 2007.  The majority of the noninterest expense increase in 2007 was related to salaries and employee benefits expense.  In 2007, the salaries and benefits cost increases that were not related to acquisitions resulted from an increase in the number of full-time equivalent employees, the increased cost of operating two additional bank branches, increased commission expense related to the increased income from the trust and advisory services and secondary market mortgage programs, the additional costs associated with segregating the CEO positions at the Company and The Talbot Bank, and the costs associated with hiring a new CEO at Talbot Bank in the third quarter of 2006.  Increases in occupancy and equipment expense, data processing and other noninterest expenses in 2007 were attributable to overall growth.  Amortization of other intangible assets relate to

Felton Bank and the operation of the Insurance Subsidiaries.  See Note 8 to the Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements.  We had 333 full-time equivalent employees at December 31, 2008, compared to 338 and 292 at December 31, 2007 and 2006, respectively.

The following table summarizes our noninterest expense for the years ended December 31:

	Years Ended			Change from Prior Year
				2008/07		2007/06
(Dollars in thousands)	2008	2007	2006	Amount	Percent	Amount	Percent
Salaries and employee benefits	$23,321	$19,991	$17,693	$3,330	16.7%	$2,298	13.0%
Occupancy and equipment	3,364	3,274	2,948	90	2.7	326	11.1
Data processing	1,872	1,820	1,559	52	2.9	261	16.7
Directors’ fees	558	605	536	(47)	(7.8)	69	12.9
Amortization of intangible assets	515	333	337	182	54.7	(4)	(1.2)
Insurance agency commissions expense	2,248	557	-	1,691	303.6	557	-
Other noninterest expense	6,492	5,959	5,462	533	8.9	497	9.1
Total	$38,370	$32,539	$28,535	$5,831	17.9	$4,004	14.0

Income Taxes

Income tax expense was $7.1 million for 2008, compared to $8.0 million for 2007 and $8.2 million for 2006. The effective tax rates on earnings were 38.2%, 37.3% and 37.6% for 2008, 2007, and 2006, respectively.  The increase in the effective tax rate in 2008 was primarily due to a 1.25% increase in the Maryland corporate income tax rate at the beginning of 2008.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect our financial condition.

Assets

Total assets increased 9.2% during 2008 to $1.045 billion at December 31, 2008, compared to an increase of 1.2% for 2007.  Average total assets for the year ended December 31, 2008 were $1.011 billion, an increase of 6.7% over 2007.  Average total assets increased 6.0% in 2007, totaling $947.1 million for the year.  The loan portfolio is the primary source of our income, and it represented 87.8%, 81.6% and 79.6% of average earning assets for 2008, 2007 and 2006, respectively.

Funding for loans is provided primarily by core deposits.  Additional funding is obtained through short-term and long-term borrowings.  Average total deposits increased 6.0% to $815.7 million at December 31, 2008, compared to a 5.2% increase for 2007. Deposits provided funding for approximately 85.5%, 86.2% and 87.6% of average earning assets for 2008, 2007 and 2006, respectively.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2008	2007	2006	2005	2004
Loans	87.8%	81.6%	79.6%	79.6%	76.8%
Investment securities	10.1	14.1	14.8	15.9	19.7
Federal funds sold	1.7	2.4	3.4	4.1	2.8
Interest bearing deposits with other banks	0.4	1.9	2.2	0.4	0.7
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest Bearing Deposits With Other Banks and Federal Funds Sold

We invest excess cash balances in interest bearing accounts and federal funds sold offered by our correspondent banks.  These liquid investments are maintained at a level necessary to meet immediate liquidity needs.  Average interest bearing deposits with other banks and federal funds sold decreased $18.3 million to $20.1 million for the year ended December 31, 2008, compared to a decrease of $8.9 million in 2007.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk.    Investment securities available for sale are stated at estimated fair value based on quoted market prices.  They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates.  Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity.  Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts.  We have the intent and current ability to hold such securities until maturity. At December 31, 2008, 89% of the portfolio was classified as available for sale and 11% as held to maturity, compared to 88% and 12%, respectively, at December 31, 2007 and 89% and 11%, respectively, at December 31, 2006.  The percentage of securities designated as available for sale reflects the amount needed to support our anticipated growth and liquidity needs.  With the exception of municipal securities, our general practice is to classify all newly purchased securities as available for sale.

Investment securities available for sale decreased $17.9 million or 18.5% in 2008, totaling $79.2 million at December 31, 2008, compared to $97.1 million at December 31, 2007.  In 2007, investment securities available for sale decreased $19.1 million or 16.5%.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $10.3 million at December 31, 2008, compared to $12.9 million at December 31, 2007 and $14.0 million at December 31, 2006.  We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2008.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and Government agencies	$7,892	4.68%	$44,555	4.07%	$-	-%	$-	-%
Mortgage-backed securities	1,042	4.48	4,066	4.77	5,155	4.86	12,636	5.21

Total available for sale	$8,934	4.66	$48,621	4.13	$5,155	4.86	$12,636	5.21

Held to maturity:
Obligations of states and political subdivisions[1]	$4,357	5.44%	$4,753	5.68%	$1,142	5.26%	$-	-%

1 Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 35%.

Loans

During 2008, we continued to experience strong growth trends in real estate lending.  The markets in which we operate have experienced a considerable amount of construction and land development activity over the last several years, which has been a significant factor behind overall loan growth.  Loans, net of unearned income, totaled $888.5 million at December 31, 2008, an increase of $112.2 million or 14.4% over 2007.  Loans increased $76.6 million or 11.0% in 2007 when compared to 2006.  Real estate construction loans increased $24.3 million or 15.6% in 2008, compared to a decrease of $3.4 million or 2.2% in 2007. Residential real estate mortgage loans increased $33.3 million or 13.0% in 2008, similar to the increase of $33.5 million or 15.0% in 2007.  Commercial real estate mortgage loans increased $55.4 million or 22.3% in 2008, compared to an increase of $31.2 million or 14.3% in 2007. Commercial loans, which include financial and agricultural loans, decreased $614 thousand or less than 1% in 2008, compared to an increase of $12.1 million or 15.1% in 2007.  Consumer loans, a small percentage of the overall loan portfolio, decreased $300 thousand in 2008 and increased $3.3 million in 2007.  At December 31, 2008, 56.5% of the loan portfolio had fixed interest rates and 43.5% had adjustable interest rates.  We have brokered long-term fixed rate residential mortgage loans for sale on the secondary market since 2002.  At December 31, 2008, 2007 and 2006, there were no loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate – construction	$179,847	$155,513	$158,943	$134,380	$97,021
Real estate – residential	289,510	256,195	222,687	212,769	240,464
Real estate – commercial	304,396	248,953	217,781	187,860	165,589
Commercial	91,644	92,258	80,186	75,527	73,757
Consumer	23,131	23,431	20,122	16,927	18,627
Total	$888,528	$776,350	$699,719	$627,463	$595,458

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2008.

		Maturing
	Maturing	after one	Maturing
	within	but within	after five
(Dollars in thousands)	one year	five years	years	Total
Real estate – construction	$111,598	$63,406	$4,843	$179,847
Real estate – residential	92,752	93,645	103,113	289,510
Real estate – commercial	91,323	194,962	18,111	304,396
Commercial	48,650	35,016	7,978	91,644
Consumer	13,618	8,201	1,312	23,131
Total	$357,941	$395,230	$135,357	$888,528
Rate terms:
Fixed-interest rate loans	$145,532	$304,480	$51,650	$501,662
Adjustable-interest rate loans	212,410	90,750	83,706	386,866
Total	$357,942	$395,230	$135,356	$888,528

Deposits

We use core deposits primarily to fund loans and to purchase investment securities.   Average deposits increased $46.1 million or 6.0% in 2008, compared to a 5.2% increase in 2007.  The majority of the deposit growth was in certificates of deposit during 2008 and 2007.  Certificates of deposit $100,000 or more increased $34.1 million or 21.4% in 2008, compared to an increase of $24.0 million or 17.7% in 2007.  Other time deposits increased $12.4 million in 2008, considerably less than the increase of $22.6 million in 2007.  Average noninterest bearing demand deposits increased slightly in 2008, compared to a decrease of 3.8% in 2007.  Average interest bearing demand deposits increased less than one percent in 2008, compared to an increase of 7.8% in 2007.  For 2008, the average balances of money market and savings accounts decreased by $1.9 million, somewhat less of a decline than the $12.4 million for 2007.  In 2007, the competitive environment and higher rates offered for certificates of deposit caused a shifting of balances from money market to certificates of deposit.  This shifting continued to occur in 2008.

We have not historically relied on brokered deposits or purchased deposits as funding sources for loans.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

(Dollars in thousands)	Average Balances
	2008		2007		2006
Noninterest bearing demand	$107,430	13.2%	$106,462	13.9%	$110,657	15.1%
Interest bearing deposits
Demand	113,002	13.9	112,553	14.6	104,371	14.3
Money market and savings	175,376	21.5	177,256	23.0	189,699	25.9
Certificates of deposit $100,000 or more	193,678	23.7	159,532	20.7	135,568	18.5
Other time deposits	226,201	27.7	213,823	27.8	191,234	26.2
	$815,687	100.0%	$769,626	100.0%	$731,529	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2008.

(Dollars in thousands)
Three months or less	$63,062
Over three through twelve months	116,975
Over twelve months	55,198
$235,235

Short-Term Borrowings

Short-term borrowings primarily consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB.  Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors.  We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs.

The average balance of short-term borrowings increased $14.6 million or 44.1% in 2008, considerably more than the increase of  $3.8 million or 13.1% in 2007.

The following table sets forth our position with respect to short-term borrowings.

	2008		2007		2006
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$47,765	2.40%	$33,138	3.81%	$29,302	3.42%
Outstanding at year end	52,969	0.49	47,694	3.86	28,524	3.97
Maximum outstanding at any month end	73,094	-	57,036	-	42,273	-

Long-Term Debt

We use long-term borrowings from the FHLB to meet longer term liquidity needs, specifically to fund loan growth where deposit growth is not sufficient.  At December 31, 2008, our long-term debt was $7.9 million, a decrease of $4.5 million from year-end 2007.  Long-term debt at December 31, 2007 decreased $12.5 million when compared to year-end 2006.  Acquisition-related debt was $1.9 million and $2.5 million of total long-term debt at year-end 2008 and 2007, respectively. There was no acquisition- related debt at December 31, 2006.

Capital Management

Total stockholders’ equity for the Company was $127.4 million at December 31, 2008, 5.9% higher than the previous year.  Stockholders’ equity at December 31, 2007 increased 8.0% over December 31, 2006.  The increases in stockholders’ equity in 2008 and 2007 were due primarily to earnings for those years, reduced by dividends paid on shares of the common stock of the Company. The Banks paid dividends to the Company in 2007 in order to facilitate the acquisition of two new insurance entities, which reduced their overall capital levels and resulted in lower capital ratios at December 31, 2007. However, the Company and the Banks continue to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies. At year-end 2008, the Company remained well in excess of regulatory requirements for well capitalized institutions.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  At December 31, 2008, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $1.4 million, compared to net unrealized holding gains, net of tax, of $247 thousand at December 31, 2007 and net unrealized holding losses, net of tax, of $724 thousand at December 31, 2006.

The following table compares the Company’s capital ratios as of December 31 to the minimum regulatory requirements.

				Minimum
				Regulatory
(Dollars in thousands)	2008	2007	2006	Requirements
Tier 1 capital	$104,117	$97,744	$98,766
Tier 2 capital	9,755	7,950	6,636
Total risk-based capital	113,872	105,694	105,402
Net risk weighted assets	894,024	804,240	750,471
Adjusted average total assets	1,013,815	930,619	928,551
Risk-based capital ratios:
Tier 1	11.65%	12.15%	13.16%	4.0%
Total capital	12.74	13.14	14.04	8.0
Tier 1 leverage ratio	10.27	10.50	10.64	4.0

Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on capital.  See Note 17 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

Provision for Credit Losses and Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.  The Company’s Board of Directors demands accountability of management, keeping the interests of stockholders in focus.  Through its Asset/Liability Management and Audit Committee, the Board actively reviews critical risk positions, including market, credit, liquidity and operational risk.  The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed.  Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function.  The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection and standard lending policies and underwriting criteria.  The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio.  Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for credit losses, including the specific, formula and nonspecific components.  Management believes the policies governing nonperforming loans and charge-offs are consistent with regulatory standards.  The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

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

The allowance for credit losses is comprised of three parts: the specific allowance, the formula allowance and the nonspecific allowance.  The specific allowance is the portion of the allowance that results from management’s evaluation of specific loss allocations for identified problem loans and pooled reserves based on historical loss experience for each loan category.  The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate.  The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.  The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

The nonspecific allowance is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements.

As stated elsewhere in this report, the economy has significantly weakened over the past two years.  Although the local economy does not appear to show to the same extent of weakness as in other parts of the country, the effects of continued weakness in the national economy and/or an increasing weakness in the local economy could result in even higher loss levels for us in the future.

At December 31, 2008, the allowance for credit losses was $9.3 million, or 1.11% of average outstanding loans, and 115% of total nonaccrual loans. This compares to an allowance of $7.6 million, or 1.04% of average outstanding loans and 213% of nonaccrual loans, at December 31, 2007, and an allowance for credit losses of $6.3 million, or 0.90% of outstanding loans and 82% of nonaccrual loans, at December 31, 2006.  The ratio of net charge-offs to average loans was 0.19% in 2008 and 0.06% in both 2007 and 2006.

The provision for credit losses was $3.3 million for 2008, compared to $1.7 million and $1.5 million for 2007 and 2006, respectively. The increased provision in 2008 reflected the overall growth of the loan portfolio, an increase in loan charge-offs and nonperforming assets, and a deterioration in overall economic conditions.  Net loan charge-offs totaled $1.6 million for 2008, a $1.1 million increase when compared to $473 thousand in net charge-offs for 2007. Net charge-offs were $429 thousand in 2006.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2008	2007	2006	2005	2004

Balance, beginning of year	$7,551	$6,300	$5,236	$4,692	$4,060

Loans charged off
Real estate –construction	(536)	-	-	-	-
Real estate – residential	(316)	(137)	-	-	-
Real estate – commercial	(238)	-	(2)	-	(131)
Commercial	(447)	(276)	(539)	(266)	(662)
Consumer	(276)	(301)	(137)	(183)	(94)
	(1,813)	(714)	(678)	(449)	(887)
Recoveries
Real estate –construction	-	-	-	-	-
Real estate – residential	19	-	-	-	-
Real estate – commercial	-	-	46	2	20
Commercial	136	165	123	110	79
Consumer	90	76	80	71	63
	245	241	249	183	162

Net loans charged off	(1,568)	(473)	(429)	(266)	(725)
Allowance of acquired institution	-	-	-	-	426
Provision for credit losses	3,337	1,724	1,493	810	931
Balance, end of year	$9,320	$7,551	$6,300	$5,236	$4,692

Average loans outstanding	$837,739	$728,766	$664,244	$607,017	$555,259

Percentage of net charge-offs to average loans outstanding during the year	0.19%	0.06%	0.06%	0.04%	0.13%
Percentage of allowance for loan losses at year-end to average loans	1.11%	1.04%	0.90%	0.86%	0.85%

Total nonaccrual loans increased to 0.91% of total loans at December 31, 2008, compared to 0.46% at December 31, 2007 and 1.09% at December 31, 2006.  Specific valuation allowances totaling $341 thousand, $819 thousand and $883 thousand were established to address nonaccrual loans at December 31, 2008, 2007 and 2006, respectively.  Loans 90 days past due and still accruing were $1.4 million, $1.6 million and $641 thousand at year-end 2008, 2007 and 2006, respectively. Nonaccrual loans and loans 90 days past due and still accruing at December 31, 2008 are represented primarily by real estate loans.  Management believes these loans have been adequately provided for in the allowance for credit losses.

The following table summarizes our past due and nonperforming assets as of December 31.

(Dollars in thousands)	2008	2007	2006	2005	2004
Non-performing asset
Non-accrual loans	$8,115	$3,540	$7,658	$846	$1,469
Other real estate and other assets owned	148	176	398	302	391
Total non-performing assets	8,263	3,716	8,056	1,148	1,860
Loans 90 days past due and still accruing	1,381	1,606	641	818	2,969
Total non-performing assets and past due loans	$9,644	$5,322	$8,697	$1,966	$4,829

Non-accrual loans to total loans at period end	0.91%	0.46%	1.09%	0.13%	0.25%
Non-accrual loans and past due loans, to total loans at period end	1.07%	0.66%	1.19%	0.27%	0.75%

During 2008, there was no change in the methods or assumptions affecting the allowance methodology.  The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations.  Historically, we have experienced the majority of our losses in the commercial loan portfolio, which are typically not secured by real estate.  However, during 2008 the Company experienced significantly higher losses on real estate secured loans due to declining real estate values and the slowing economy.

As seen in the table below, the unallocated portion of the allowance for credit losses was $216 thousand at December 31, 2008.  There  was no unallocated portion of the allowance at December 31, 2007 and 2006.  At December 31, 2008, 65.3% and 21.8% of our total loans were real estate mortgage loans and real estate construction and land development loans, respectively, compared to 65.1% and 20.0% at December 31, 2007 and 62.9% and 22.7% at December 31, 2006.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31,

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate - construction	$2,749	21.8%	$1,398	20.0%	$1,229	22.7%	$945	21.4%	$429	16.3%
Real estate - mortgage	4,001	65.3	4,075	65.1	3,275	62.9	2,299	63.9	2,262	68.3
Commercial	2,073	10.3	1,826	11.9	1,525	11.5	1,780	12.0	1,863	12.3
Consumer	281	2.6	252	3.0	271	2.9	212	2.7	138	3.1
Unallocated	216	-	-	-	-	-	-	-	-	-
	$9,320	100.0%	$7,551	100.0%	$6,300	100.0%	$5,236	100.0%	$4,692	100.0%

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing.  Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities.  Our profitability is largely dependent on the Banks’ net interest income.  Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets.  The Banks’ Asset/Liability Management Committees oversee the management of interest rate risk.  The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations.  These efforts affect our loan pricing and deposit rate policies as well as the asset mix, volume guidelines, and liquidity and capital planning.

We do not utilize derivative financial or commodity instruments or hedging strategies in the management of interest rate risk.  Because we are not exposed to market risk from trading activities and do not utilize hedging strategies or off-balance sheet management strategies, the Asset/Liability Management Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals.  The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”.  “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice.  As of December 31, 2008, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $101.3 million, or 9.7% of total assets, similar to the negative gap position within the one-year interval at December 31, 2007, which totaled $99.1 million, or 10.4% of total assets.  The negative gap position within the one-year interval at December 31, 2006, totaled $80.9 million, or 8.6% of total assets.

The following table summarizes our interest sensitivity at December 31, 2008.  Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed-rate or earliest repricing date if variable rate.  Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2008	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$419,646	$92,401	$235,945	$100,303	$40,233	$(9,320)	$879,208
Investment securities	19,054	18,402	23,516	10,509	17,975	-	89,456
Federal funds sold	10,010	-	-	-	-	-	10,010
Interest bearing deposits with other banks	481	-	-	-	-	-	481
Other assets	-	-	-	-	-	65,486	65,486
Total assets	449,191	110,803	259,461	110,812	58,208	56,166	1,044,641

LIABILITIES
Noninterest bearing demand deposits	-	-	-	-	-	102,584	102,584
Interest bearing demand deposits	125,370	-	-	-	-	-	125,370
Money market and savings deposits	150,958	-	-	-	-	-	150,958
Certificates of deposit, $100,000 or more	63,062	116,975	39,150	16,048	-	-	235,235
Other time deposits	32,032	116,392	57,274	25,526	-	-	231,224
Short-term borrowings	52,969	-	-	-	-	-	52,969
Long-term debt	-	3,487	3,973	487	-	-	7,947
Other liabilities	-	-	-	-	-	10,969	10,969
STOCKHOLDERS’ EQUITY	-	-	-	-	-	127,385	127,385
Total Liabilities and Stockholders’ Equity	424,391	236,854	100,397	42,061	-	240,938	1,044,641
Excess	$24,800	$(126,051)	$159,064	$68,751	$58,208	$(184,772)	$-
Cumulative excess	$24,800	$(101,251)	$57,813	$126,564	$184,772	$-	$-
Cumulative excess as percent of total assets	2.4%	(9.7)%	5.5%	12.1%	17.7%	-%	-%

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 300 basis point change in rates would have on their net interest income and the fair value of capital.  The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  The chart below provides the sensitivity profiles for net interest income and the fair value of capital as of year-end 2008 and 2007.  As of December 31, 2008, due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates is not meaningful.

	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
2008
% Change in Net Interest Income	N/A	(16.65)%	(7.10)%	6.49%	12.55%	17.54%
% Change in Value of Capital	N/A	5.31%	1.20%	2.51%	5.43%	7.25%

2007
% Change in Net Interest Income	(14.58)%	(9.25)%	(4.37)%	3.49%	6.82%	9.58%
% Change in Value of Capital	(9.42)%	(4.69)%	(1.73)%	1.37%	2.30%	1.99%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party.  Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Further information about these arrangements is provided in Note 21 to the Consolidated Financial Statements.

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets.  We have arrangements with correspondent banks whereby we have $57.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash.  The Banks are also members of the Federal Home Loan Bank, which provides another source of liquidity.  At December 31, 2008, the Banks had credit availability of approximately $62.1 million from the Federal Home Loan Bank.

At December 31, 2008, our loan to deposit ratio was approximately 105%, compared to 101% and 90% at year-end 2007 and 2006, respectively.  Investment securities available for sale totaling $79.2 million at the end of 2008 were available for the management of liquidity and interest rate risk.  The comparable amounts were $97.1 million and $116.3 million at December 31, 2007 and 2006, respectively.  Cash and cash equivalents were $27.3 million at December 31, 2008, compared to $26.9 million at year-end 2007 and $79.7 million at year-end 2006.  Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The purchase obligations in the table below include costs associated with a new core data processing system.  The conversion to the new system is scheduled for the second quarter of 2009.  With the new system, we expect to achieve automation efficiencies and cost savings.

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity (a)	$378,917	$-	$-	$-	$378,917
Certificates of deposit (a)	330,712	96,518	41,574	-	468,804
Short-term borrowings	52,969	-	-	-	52,969
Long-term debt	3,518	3,497	932	-	7,947
Operating leases	721	1,020	685	2,098	4,524
Purchase obligations	2,306	3,534	3,466	9,647	18,953
	$769,143	$104,569	$46,657	$11,745	$932,114
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.  Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 12, 2009

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton, CPA
President and Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of, December 31, 2008 and 2007, and the consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                             /s/ Stegman & Company

Baltimore, Maryland
March 12, 2009

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and due from banks	$16,803	$17,198
Interest-bearing deposits with other banks	481	3,036
Federal funds sold	10,010	6,646
Investment securities:
Available for sale, at fair value	79,204	97,137
Held to maturity, at amortized cost –fair value of
$10,390 (2008) and $12,924 (2007)	10,252	12,896

Loans	888,528	776,350
Less: allowance for credit losses	(9,320)	(7,551)
Loans, net	879,208	768,799

Insurance premiums receivable	1,348	1,083
Premises and equipment, net	13,855	15,617
Accrued interest receivable	4,606	5,008
Investment in unconsolidated subsidiary	-	937
Goodwill	15,954	15,954
Other intangible assets, net	5,921	6,436
Deferred income taxes	1,579	1,847
Other real estate owned	148	176
Other assets	5,272	4,141

Total assets	$1,044,641	$956,911

LIABILITIES
Deposits:
Noninterest-bearing demand	$102,584	$104,081
Interest-bearing demand	125,370	115,623
Money market and savings	150,958	169,896
Certificates of deposit, $100,000 or more	235,235	161,568
Other time	231,224	214,727
Total deposits	845,371	765,895

Accrued interest payable	2,350	2,793
Short-term borrowings	52,969	47,694
Long-term debt	7,947	12,485
Other liabilities	8,619	7,809

Total liabilities	917,256	836,676

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–8,404,684 (2008) and 8,380,530 (2007)	84	84
Additional paid in capital	29,768	29,539
Retained earnings	96,140	90,365
Accumulated other comprehensive income	1,393	247

Total stockholders’ equity	127,385	120,235

Total liabilities and stockholders’ equity	$1,044,641	$956,911

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

(Dollars in thousands, except per share data)	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$56,866	$57,524	$50,572
Interest and dividends on investment securities:
Taxable	3,788	5,105	4,452
Tax-exempt	420	511	549
Interest in federal funds sold	308	1,108	1,459
Interest in deposits with other banks	92	893	939
Total interest income	61,474	65,141	57,971

INTEREST EXPENSE
Interest on deposits	19,877	21,693	17,128
Interest on short-term borrowings	1,147	1,264	1,034
Interest on long-term debt	531	1,148	912
Total interest expense	21,555	24,105	19,074

NET INTEREST INCOME	39,919	41,036	38,897

Provision for credit losses	3,337	1,724	1,493

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	36,582	39,312	37,404

NONINTEREST INCOME
Service charges on deposit accounts	3,600	3,372	3,137
Other service charges and fees	3,029	2,195	1,518
(Losses) gains on sales of investment securities	(15)	5	3
Other than temporary impairment of securities	(371)	-	-
Insurance agency commissions income	12,090	7,698	6,744
Gains(losses) on disposals of premises and equipment	1,247	(136)	6
Loss on sale of investment in unconsolidated subsidiary	(337)	-	-
Other noninterest income	1,107	1,545	1,431
Total noninterest income	20,350	14,679	12,839

NONINTEREST EXPENSE
Salaries and wages	18,426	15,947	14,103
Employee benefits	4,895	4,044	3,590
Occupancy expense	2,179	1,962	1,655
Furniture and equipment expense	1,185	1,312	1,293
Data processing	1,872	1,820	1,559
Directors’ fees	558	605	536
Amortization of intangible assets	515	333	337
Insurance agency commissions expense	2,248	557	-
Other noninterest expenses	6,492	5,959	5,462
Total noninterest expense	38,370	32,539	28,535

INCOME BEFORE INCOME TAXES	18,562	21,452	21,708
Income tax expense	7,092	8,002	8,154

NET INCOME	$11,470	$13,450	$13,554

Basic earnings per common share	$1.37	$1.61	$1.62
Diluted earnings per common share	$1.37	$1.60	$1.61
Cash dividends paid per common share	$0.64	$0.64	$0.59
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2006	$56	$29,014	$73,642	$(1,264)	$101,448
Comprehensive income:
Net income	-	-	13,554	-	13,554
Unrealized gains on available-for-sale
securities, net of reclassification
adjustment of $14, net of taxes	-	-	-	540	540
Total comprehensive income					14,094

Shares issued for employee stock-based awards	-	654	-	-	654
Stock-based compensation expense	-	48	-	-	48
Stock dividend and cash in lieu of fractional
shares paid	28	(28)	(9)	-	(9)
Cash dividends paid ($0.59 per share)	-	-	(4,908)	-	(4,908)

Balances, December 31, 2006	84	29,688	82,279	(724)	111,327
Comprehensive income:
Net income	-	-	13,450	-	13,450
Unrealized gains on available-for-sale
securities, net of reclassification adjustment of $21, net of taxes	-	-	-	971	971
Total comprehensive income					14,421

Shares issued for employee stock-based awards	-	54	-	-	54
Stock-based compensation expense	-	63	-	-	63
Stock repurchased and retired	-	(266)	-	-	(266)
Cash dividends paid ($0.64 per share)	-	-	(5,364)	-	(5,364)

Balances, December 31, 2007	84	29,539	90,365	247	120,235
Adjustment to initially apply EITF Issue 06-4	-	-	(318)	-	(318)
Comprehensive income:
Net income	-	-	11,470	-	11,470
Unrealized gains on available-for-sale
securities, net of reclassification adjustment of $(326), net of taxes	-	-	-	1,146	1,146
Total comprehensive income					12,616

Shares issued for employee stock-based awards	-	138	-	-	138
Stock-based compensation expense	-	91	-	-	91
Cash dividends paid ($0.64 per share)			(5,377)		(5,377)

Balances, December 31, 2008	$84	$29,768	$96,140	$1,393	$127,385

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,470	$13,450	$13,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,784	1,523	1,445
Discount accretion on debt securities	(199)	(190)	(143)
Provision for credit losses	3,337	1,724	1,493
Stock-based compensation expense	91	63	48
Excess tax benefits from stock-based arrangements	(4)	(3)	(279)
Deferred income taxes	(498)	(377)	(424)
Loss (gain) on sales of securities	15	(5)	(3)
Other than temporary impairment of securities	371	-	-
(Gain) loss on disposals of premises and equipment	(1,247)	136	(6)
Loss on sale of investment in unconsolidated subsidiary	337	-	-
Loss (gain) on sale of other real estate owned	50	(51)	-
Net changes in:
Insurance premiums receivable	(265)	(510)	517
Accrued interest receivable	402	(116)	(995)
Other assets	(1,683)	1,503	(342)
Accrued interest payable	(443)	550	1,029
Other liabilities	491	30	240

Net cash provided by operating activities	14,009	17,727	16,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	82,063	92,293	48,648
Proceeds from sales of securities available for sale	2	3,500	51
Purchases of securities available for sale	(62,551)	(74,897)	(57,833)
Proceeds from maturities and principal payments of securities held to maturity	3,666	1,174	1,127
Purchases of securities held to maturity	(1,026)	(117)	(203)
Net increase in loans	(114,033)	(77,977)	(73,036)
Purchases of premises and equipment	(331)	(695)	(1,886)
Proceeds from sales of premises and equipment	2,773	-	40
Proceeds from sale of investment in unconsolidated subsidiary	600	-	-
Proceeds from sales of other real estate owned	264	1,148	255
Acquisition, net of cash acquired	-	(5,259)	-

Net cash used in investing activities	(88,573)	(60,830)	(82,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(10,688)	(18,843)	(12,428)
Net increase in certificates of deposit	90,163	10,556	81,652
Excess tax benefits from stock-based arrangements	4	3	279
Net increase (decrease) in short-term borrowings	5,276	19,170	(7,323)
Proceeds from issuance of long-term debt	3,000	3,000	21,000
Repayment of long-term debt	(7,538)	(18,000)	-
Proceeds from issuance of common stock	138	54	654
Stock repurchased and retired	-	(266)	-
Dividends paid	(5,377)	(5,364)	(4,917)

Net cash provided (used) by financing activities	74,978	(9,690)	78,917

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,

(Dollars in thousands)	2008	2007	2006
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	414	(52,793)	12,214

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,880	79,673	67,459

CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,294	$26,880	$79,673

Supplemental cash flow information:

Interest paid	$21,998	$23,555	$18,045

Income taxes paid	$9,704	$8,462	$8,281

Transfers from loans to other real estate owned	$286	$874	$352

Details of acquisitions:
Fair value of assets acquired	$-	$3,705	$-
Fair value of liabilities assumed	-	(3,404)	-
Fair value of debt issued	-	(2,485)	-
Purchase price in excess of net assets acquired	-	9,215	-

Net cash paid for acquisition	$-	$7,031	$-

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

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

Investment Securities Available for Sale
Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Equity securities include Federal Home Loan Bank stock, Federal Reserve Bank stock and Atlantic Central Banker’s Bank stock which are considered restricted as to marketability and are recorded at cost.

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

Loans

Loans are stated at their principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance for credit losses is comprised of three parts: the specific allowance, the formula allowance and the nonspecific allowance. The specific allowance is the portion of the allowance that results from management’s evaluation of specific loss allocations for identified problem loans and pooled reserves based on historical loss experience for each loan category. The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to ten years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and ten to forty years for buildings and building improvements. Land improvements are amortized over a period of fifteen years and leasehold improvements are amortized over the term of the respective lease. Sale-leaseback transactions are considered normal leasebacks and any realized gains are deferred and amortized to other income on a straight-line basis over the initial leave term. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are no longer ratably amortized into the income statement over an estimated life, but rather tested at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. The Company’s other intangible assets that have finite lives are amortized on a straight-line basis over varying periods not exceeding 21 years. Prior to adoption of SFAS No. 142, the Company’s goodwill was amortized on a straight-line basis over fifteen years. Note 8 includes a summary of the Company’s goodwill and other intangible assets.

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

Short-Term Borrowings

Short-term borrowings are comprised primarily of Federal Home Loan Bank advances and repurchase agreements. The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.

Long-Term Debt

Long-term debt primarily consists of advances from the Federal Home Loan Bank. These borrowings are used to fund earning asset growth of the Company.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to its cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

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

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $513 thousand, $473 thousand and $430 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

New Accounting Pronouncements

Pronouncements adopted

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 on January 1, 2008, did not have a significant impact on the Company’s consolidated financial statements.

FASB Financial Staff Postition (“FSP”) No. 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The adoption of SFAS 158’s requirement to recognize the funded status in the financial statements for fiscal years ending after December 15, 2006 did not have a significant impact on the Company’s consolidated financial statements. SFAS 158’s requirement to use the fiscal year-end date as the measurement date was effective for fiscal years ending after December 15, 2008, and did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with certain exceptions, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted SFAS 159 on January 1, 2008, and has not elected the fair value option for any financial assets or liabilities at December 31, 2008.

The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which was effective January 1, 2008. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS 106, " Employers' Accounting for Postretirement Benefits Other Than Pensions." The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity's obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. This Issue was effective for fiscal years beginning after December 15, 2007. The effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $318 thousand.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective for years beginning after December 31, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial position or results of operations.

FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active.” This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS 154, “Accounting Changes and Error Corrections.” The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

The SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to enhance the disclosures previously required for derivative instruments and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations and cash flows. SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

FSP No. FAS 140-3, “ Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

FSP No. 142-3, “ Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS 142,“Goodwill and Other Intangible Assets.” This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP clarifies that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE 3. CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks. Such balances for the Company’s bank subsidiaries averaged approximately $1.4 million and $1.7 million during 2008 and 2007, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2008:
Obligations of U.S. Treasury	$1,000	$-	$-	$1,000
Obligations of U.S. Government agencies and corporations	49,996	1,451	-	51,447
Mortgage-backed securities	22,028	879	8	22,899
Federal Home Loan Bank stock	3,003	-	-	3,003
Federal Reserve Bank stock	302	-	-	302
Other equity securities	551	2	-	553
	$76,880	$2,332	$8	$79,204

December 31, 2007:
Obligations of U.S. Government agencies and corporations	$67,204	$624	$95	$67,733
Mortgage-backed securities	25,810	137	193	25,754
Federal Home Loan Bank stock	2,984	-	-	2,984
Federal Reserve Bank stock	302	-	-	302
Federal Home Loan Mortgage Corporation cumulative preferred stock	389	-	61	328
Other equity securities	35	1	-	36
	$96,724	$762	$349	$97,137

Held-to-maturity securities:
December 31, 2008:
Obligations of states and political subdivisions	$10,252	$159	$21	$10,390

December 31, 2007:
Obligations of states and political subdivisions	$12,895	$86	$58	$12,923
Mortgage-backed securities	1	-	-	1
	$12,896	$86	$58	$12,924

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2008, are as follows:

		Continuous unrealized losses existing for:
		Less Than 12	More Than 12	Total Unrealized
(Dollars in thousands)	Fair Value	Months	Months	Losses
Available-for-sale securities:
Mortgage-backed securities	$865	$3	$5	$8

The available-for-sale investment portfolio has a fair value of approximately $79.2 million, of which approximately $865 thousand have unrealized losses from their purchase price. All of these securities are mortgage-backed securities. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal loss (approximately 0.01%) when compared to amortized cost. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors, coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2008, are as follows:

		Continuous unrealized losses existing for:
		Less Than 12	More Than 12	Total Unrealized
(Dollars in thousands)	Fair Value	Months	Months	Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,071	$15	$6	$21

The held-to-maturity investment portfolio has a fair value of approximately $10.4 million, of which approximately $1.1 million have unrealized losses from their purchase price. The securities representing the unrealized losses in the held-to-maturity portfolio are all municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.20%) when compared to amortized cost. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors, coupled with the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the held-to-maturity portfolio are temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2008, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,818	$8,934	$4,357	$4,385
Due after one year through five years	47,125	48,621	4,753	4,873
Due after five years through ten years	4,990	5,155	1,142	1,132
Due after ten years	12,091	12,636	-	-
	73,024	75,346	10,252	10,390
Equity securities	3,856	3,858	-	-
	$76,880	$79,204	$10,252	$10,390

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

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$69,124	$71,322	$88,274	$88,805

There were no obligations of states or political subdivisions whose carrying value, as to any issuer, exceeded 10% of stockholders’ equity at December 31, 2008, or 2007.

Proceeds from sales of investment securities were $2 thousand, $3.5 million, and $51 thousand for the years ended December 31, 2008, 2007, and 2006, respectively. Gross gains from sales of investment securities were $0, $5 thousand, and $3 thousand for the years ended December 31, 2008, 2007, and 2006, respectively. Gross losses were $15 thousand for the year ended December 31, 2008. There were no gross losses for the years ended December 31, 2007 and 2006. The investment securities losses in 2008 resulted from the sale of 10,000 shares of Freddie Mac preferred stock. The Company also incurred a $371 thousand other than temporary impairment loss on these securities during 2008.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware. The principal categories of the loan portfolio at December 31 are summarized as follows:

(Dollars in thousands)	2008	2007
Real estate loans:
Construction and land development	$179,847	$155,527
Secured by farmland	24,797	23,741
Secured by residential properties	289,510	255,688
Secured by non-farm, non-residential properties	279,599	225,478
Loans to farmers (loans to finance agricultural production and other loans)	2,724	2,779
Commercial and industrial loans	80,107	82,382
Loans to individuals for household, family, and other personal expenditures	22,606	23,053
Obligations of states and political subdivisions in the United States, tax-exempt	7,419	5,355
All other loans	1,919	2,347
	888,528	776,350
Allowance for credit losses	(9,320)	(7,551)
	$879,208	$768,799

Loans are net of unearned income of $504 thousand at year-end 2008 and $673 thousand at year-end 2007.

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, 2008, and 2007, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $9.5 million and $11.0 million, respectively. During 2008 and 2007, loan additions were approximately $913 thousand and $1.1 million, respectively, and loan repayments were approximately $2.4 million and $2.3 million, respectively.

Activity in the allowance for credit losses is summarized as follows:

(Dollars in thousands)	2008	2007	2006
Balance beginning of year:	$7,551	$6,300	$5,236

Loans charged off:
Real estate – construction	(536)	-	-
Real estate – residential	(316)	(137)	-
Real estate – commercial	(238)	-	(2)
Commercial	(447)	(276)	(539)
Consumer	(276)	(301)	(137)
	(1,813)	(714)	(678)
Recoveries:
Real estate – construction	-	-	-
Real estate – residential	19	-	-
Real estate – commercial	-	-	46
Commercial	136	165	123
Consumer	90	76	80
	245	241	249

Net loans charged off	(1,568)	(473)	(429)
Provision for credit losses	3,337	1,724	1,493

Balance, end of year	$9,320	$7,551	$6,300

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

(Dollars in thousands)	2008	2007	2006
Impaired loans with a valuation allowance	$2,550	$3,413	$7,658
Impaired loans with no valuation allowance	5,565	127	-

Total impaired loans	$8,115	$3,540	$7,658

Allowance for credit losses applicable to impaired loans	$341	$819	$883
Allowance for credit losses applicable to other than impaired loans	8,979	6,732	5,417

Total allowance for credit losses	$9,320	$7,551	$6,300

Average recorded investment in impaired loans	$5,477	$3,958	$1,857

Gross interest income of $476 thousand and $404 thousand would have been recorded in 2008 and 2007, respectively, if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $193 thousand and $142 thousand for 2008 and 2007, respectively.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(Dollars in thousands)	2008	2007
Land	$4,337	$4,395
Buildings and land improvements	11,202	12,322
Furniture and equipment	7,195	7,212
	22,734	23,929
Accumulated depreciation	(8,879)	(8,312)
	$13,855	$15,617

Depreciation expense totaled $1.1 million for each of the three years in the period ended December 31, 2008.  The decrease in premises and equipment was primarily from the sale of a bank branch.

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

The Company leases facilities under operating leases.  Rental expense for the years ended December 31, 2008, 2007 and 2006 was $607 thousand, $380 thousand and $304 thousand, respectively.  The increase in 2008 was mainly due to the rent on the property in the sales-leaseback transaction discussed above and rent incurred by the insurance entities acquired in the fourth quarter of 2007.  Future minimum annual rental payments are approximately as follows (dollars in thousands):

2009	$721
2010	542
2011	478
2012	386
2013	299
Thereafter	2,098
Total minimum lease payments	$4,524

NOTE 7.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 2008, the Company sold its investment in 20.0% of the outstanding common stock of the Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”).  The Company recorded a $337 thousand loss on the sale.

	December 31,
(Dollars in thousands)	2008	2007	2006
Balance, beginning of year	$937	$937	$909
Equity in net income	-	-	28
Sale of investment	(937)	-	-

Balance, end of year	$-	$937	$937

Data processing and other expenses paid to Delmarva Data totaled approximately $1.9 million, $2.0 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $16.0 million at both December 31, 2008 and December 31, 2007.  The Community banking segment had $4.1 million in goodwill and the Insurance segment had $11.9 million in goodwill at December 31, 2008, unchanged from December 31, 2007.  The Insurance segment increased its goodwill by $4.0 million during 2007 due to the acquisition of two insurance companies, JM and TSGIA.

The significant components of goodwill and acquired intangible assets are as follows:

	December 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(Dollars in thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Goodwill	$16,621	$667	$15,954	-	$16,621	$667	$15,954	-

Other intangible assets
Amortized other intangible assets
Employment agreements	$1,730	$312	$1,418	5.7	$1,730	$62	$1,668	6.7
Insurance expirations	1,270	555	715	8.5	1,270	471	799	9.5
Core deposit intangible	968	575	393	3.3	968	454	514	4.3
Customer relationships	960	75	885	14.7	960	15	945	15.7
Unidentifiable intangible resulting from branch acquisitions	-	-	-	-	104	104	-	-
Other identifiable intangibles	-	-	-	-	621	621	-	-
	4,928	1,517	3,411		5,653	1,727	3,926
Unamortized other intangible assets
Carrier relationships	1,300	-	1,300	-	1,300	-	1,300	-
Trade name	1,210	-	1,210	-	1,210	-	1,210	-
	2,510	-	2,510		2,510	-	2,510
Total other intangible assets	$7,438	$1,517	$5,921		$8,163	$1,727	$6,436

The current period and estimated future amortization expense for amortized other intangible assets is as follows:

		Amortization
(Dollars in thousands)		Expense
Year ended December 31, 2008		$515

Estimate for years ended December 31,	2009	515
	2010	515
	2011	515
	2012	402
	2013	306

Under the provisions of SFAS No. 142, goodwill was subjected to an annual assessment for impairment during 2008.  As a result of annual assessment reviews, the Company determined that there was no impairment of goodwill.  The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

NOTE 9.  DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2008 and 2007 was $235.2 million and $161.6 million, respectively.

The approximate maturities of time deposits at December 31 are as follows:

(Dollars in thousands)	2008	2007
Due in one year or less	$328,367	$277,952
Due in one to three years	96,518	71,350
Due in three to five years	41,574	26,993
	$466,459	$376,295

NOTE 10.  SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31:

	2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year:
Retail repurchase agreements	$24,229	1.48%	$25,785	3.60%
Federal Home Loan Bank advances	22,219	3.39	7,000	4.50
Other short-term borrowings	1,317	2.69	353	5.51
Total	$47,765	2.40	$33,138	3.81

At Year End:
Retail repurchase agreements	$24,469	0.45%	$27,494	3.27%
Federal Home Loan Bank advances	24,050	0.51	20,000	4.65
Other short-term borrowings	4,450	0.45	200	4.92
Total	$52,969	0.49	$47,694	3.86

Maximum Month-End Balance
Retail repurchase agreements	$33,094		$34,536
Federal Home Loan Bank advances	31,500		20,000
Other short-term borrowings	8,500		2,500
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

NOTE 11.  LONG-TERM DEBT

As of December 31, the Company had the following long-term debt:

(Dollars in thousands)	2008	2007
Federal Home Loan Bank (FHLB) 5.69% Advance due in 2008	$-	$7,000
FHLB 4.17%Advance due in 2009	3,000	3,000
FHLB 3.09% Advance due in 2010	3,000	-
Acquisition-related debt, 4.08% interest, amortizing over five years	1,947	2,485
	$7,947	$12,485

The Company has pledged its real estate mortgage loan portfolio under a blanket floating lien as collateral for the FHLB advances.

The acquisition-related debt was incurred as part of the purchase price of TSGIA and is payable to the seller thereof, who remains the President of that subsidiary.

NOTE 12.  BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees.  The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $1.4 million, $1.1 million, and $1.0 million for 2008, 2007, and 2006, respectively.

TSGIA had a separate 401(k) plan covering substantially all of its full-time employees in 2007.  The Company’s total expense under this plan was $11 thousand for 2007.

NOTE 13.  STOCK-BASED COMPENSATION

At December 31, 2008, the Company had three equity compensation plans:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); (ii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The ability of the Company to grant options under the 1998 Option Plan terminated by its terms on March 3, 2008, but stock options granted under the 1998 Option Plan were outstanding at December 31, 2008.

Under the 2006 Equity Plan, stock-based awards may be granted periodically to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Company’s Board.  Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three to five year period of time and, in the case of stock options, expiring 10 years from the grant date.  The 2006 Equity Plan originally reserved 600,000 shares of common stock for grant, and 581,972 shares remained available for grant at December 31, 2008.

Under the ESPP, employees are allowed to purchase shares of the Company’s common stock at 85% of the fair market value on the date of grant.  ESPP grants are 100% vested at date of grant and have a 27-month term.  As amended, the plan reserved 67,500 shares of common stock for issuance under the ESPP and 29,204 shares remained available for grant at December 31, 2008.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2008:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number	Weighted Average Grant	Number	Weighted Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Nonvested at beginning of year	3,845	$25.31	-	$-
Granted	13,783	21.93	4,245	25.28
Vested	(769)	25.31	(400)	25.00
Cancelled	-	-	-	-

Nonvested at end of year	16,859	22.55	3,845	25.31

The total fair value of restricted stock awards vested was $16 thousand in 2008 and $10 thousand in 2007.

The following is a summary of stock option activity for the 1998 Option Plan and the ESPP for 2008 and 2007:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	33,797	$15.67	37,515	$15.82
Granted	-	-	-	-
Exercised	(13,181)	15.46	(3,444)	17.07
Expired/Cancelled	(2,066)	18.47	(274)	18.47
Outstanding at end of year	18,550	15.52	33,797	15.67

The following summarizes information about stock options outstanding at December 31, 2008:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Number	Exercise Price	Number	Contract Life (in years)
5,000	$21.33	5,000	0.05
3,255	14.00	3,255	1.05
10,295	13.17	10,295	3.28
18,550		18,550

The fair value of stock options issued is measured on the date of grant and recognized over the vesting period.  The Company estimates the fair value of stock options using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted pursuant to the ESPP during 2006; there were no options granted in 2008 and 2007:

2006
Dividend yield	2.40%
Expected volatility	23.57%
Risk free interest rate	4.53%
Expected lives (in years)	2.25

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $157 thousand at December 31, 2008.  The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007, and 2006 was $80 thousand, $32 thousand and $814 thousand, respectively.  The total fair value of stock options vested was $0 for 2008 and $30 thousand for both 2007 and 2006.

Stock-based compensation expense totaled $91 thousand, $63 thousand and $48 thousand in 2008, 2007, and 2006, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.  The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $4 thousand, $3 thousand, and $279 thousand in 2008, 2007, and 2006, respectively.  Unrecognized stock-based compensation expense related to stock-based awards totaled $300 thousand at December 31, 2008.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.5 years.

NOTE 14.  DEFERRED COMPENSATION

During 2006, the Company adopted the Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) for members of management and highly compensated employees of the Company and its subsidiaries.  The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts will be credited to an account maintained on behalf of the participant and will be invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Company’s Board.   The Company may also make matching, mandatory and discretionary contributions for certain participants.  A participant is fully vested at all times in the amounts that he or she elects to defer.  Any contributions by the Company will vest over a five-year period.  The Company made contributions to the Plan totaling $84 thousand, $167 thousand, and $0 for 2008, 2007, and 2006, respectively.  Elective deferrals were made by one plan participant during 2007 and 2006.

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer.  The participant is 100% vested in amounts credited to his account.  No contributions were made to this plan in 2008 or 2007.  Contributions to the plan were $20 thousand in 2006.

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

(Dollars in thousands)	2008	2007
Cash surrender value	$2,276	$2,204
Accrued benefit obligation	1,252	902

NOTE 15.  INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

(Dollars in thousands)	2008	2007
Federal income taxes currently receivable	$1,180	$66
State income taxes currently receivable	143	66
Deferred income tax benefit	1,579	1,847

Components of income tax expense for each of the three years ended December 31 are as follows:

(Dollars in thousands)	2008	2007	2006
Currently payable:
Federal	$6,120	$7,162	$7,367
State	1,470	1,217	1,211
	7,590	8,379	8,578
Deferred income tax benefit:
Federal	(334)	(255)	(351)
State	(164)	(122)	(73)
	(498)	(377)	(424)

	$7,092	$8,002	$8,154

A reconciliation of tax computed at the statutory federal tax rate of 35% to the actual tax expense for the three years ended December 31 follows:

(Dollars in thousands)	2008	2007	2006
Tax at federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(1.2)	(1.0)	(0.9)
Non-deductible expenses	0.1	0.2	0.1
State income taxes, net of federal benefit	4.6	3.4	3.5
Other	(0.3)	(0.3)	(0.1)

Income tax expense	38.2%	37.3%	37.6%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

(Dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for credit losses	$3,688	$2,997
Provision for off-balance sheet commitments	171	157
Net operating loss carry forward	115	41
Deferred gain on sale leaseback	52	55
Recognized loss on impaired securities	-	45
Deferred income	271	99
Accrued employee benefits	710	460
Other	8	18
Total deferred tax assets	5,015	3,872
Deferred tax liabilities:
Depreciation	389	389
Purchase accounting adjustments	1,161	959
Federal Home Loan Bank stock dividend	29	29
Undistributed income of unconsolidated subsidiary	-	76
Deferred capital gain on branch sale	493	-
Deferred loan costs	377	332
Unrealized gains on available-for-sale securities	932	166
Other	55	74
Total deferred tax liabilities	3,436	2,025
Net deferred tax assets	$1,579	$1,847

NOTE 16.   EARNINGS PER COMMON SHARE

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

(In thousands, except per share data)	2008	2007	2006

Net Income	$11,470	$13,450	$13,554

Weighted average shares outstanding – basic	8,384	8,380	8,366

Dilutive effect of stock-based awards	7	14	27

Weighted average shares outstanding – diluted	8,391	8,394	8,393

Earnings per common share – Basic	$1.37	$1.61	$1.62

Earnings per common share – Diluted	$1.37	$1.60	$1.61

There were 3,284 antidilutive stock-based awards excluded from the earnings per share calculation for 2008.  For the years ended December 31, 2007 and 2006, there were no antidilutive stock-based awards to exclude from the earnings per share calculation.

NOTE 17.    REGULATORY CAPITAL REQUIREMENTS

The Company and each of the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio).  Management believes, as of December 31, 2008, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios.  Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on the ability of the Company or any of the Banks to remain in the well capitalized category.

The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00% for the Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00% for its Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively.  Shore Bancshares, Inc., as a financial holding company, is subject to the well-capitalized requirement.

Capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank, Centreville National Bank and Felton Bank as of December 31, 2008 and 2007 are presented below:

December 31, 2008 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$104,117	$113,872	$894,024	$1,013,815	11.65%	12.74%	10.27%
Talbot Bank	64,302	70,101	556,417	605,533	11.56	12.60	10.62
Centreville National Bank	30,817	33,327	257,864	314,232	11.95	12.92	9.81
Felton Bank	7,182	8,161	79,085	89,802	9.08	10.32	8.00

December 31, 2007 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$97,744	$105,694	$804,240	$930,619	12.15%	13.14%	10.50%
Talbot Bank	59,298	64,209	473,288	532,486	12.53	13.57	11.14
Centreville National Bank	29,575	31,604	249,569	308,789	11.85	12.66	9.58
Felton Bank	7,024	7,988	77,107	90,647	9.11	10.36	7.75

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company.  The Banks paid dividends of $5.0 million to the Company during 2008.  At December 31, 2008, the Banks could have paid dividends to the Company of approximately $10.5 million without the prior consent and approval of the regulatory agencies.  The Company had no outstanding receivables from subsidiaries at December 31, 2008 or 2007.

NOTE 18.  LINES OF CREDIT

The Banks had $57.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2008.  The comparable amount was $20.5 million at December 31, 2007.  In addition, the Banks had credit availability of approximately $62.1 million and $86.9 million from the Federal Home Loan Bank at December 31, 2008 and 2007, respectively. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank.  At December 31, 2008 and 2007, the Federal Home Loan Bank had issued letters of credit in the amounts of $65.0 million and $35.0 million, respectively, on behalf of the Banks to local government entities as collateral for their deposits.  The Banks had short-term borrowings from the Federal Home Loan Bank at December 31, 2008 and 2007 of $24.1 million and $20.0 million, respectively.

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

Loan Receivables
The fair value of categories of fixed rate loans, such as commercial loans, residential mortgage, and other consumer loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Other loans, including variable rate loans, are adjusted for differences in loan characteristics.

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

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of December 31 are as follows:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$27,294	$27,294	$26,880	$26,797
Investment securities	89,456	89,594	110,033	110,060
Loans	888,528	914,695	776,350	789,247
Less: allowance for loan losses	(9,320)	-	(7,551)	-
	$995,958	$1,031,583	$905,712	$926,104

Financial liabilities:
Deposits	$845,371	$861,951	$765,895	$771,697
Short-term borrowings	52,969	52,969	47,694	47,703
Long-term debt	7,947	8,060	12,485	12,657

	$906,287	$922,980	$826,074	$832,057

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Unrecognized financial instruments:
Commitments to extend credit	$211,423	$-	$246,295	$-
Standby letters of credit	12,508	-	18,276	-

	$223,931	$-	$264,571	$-

NOTE 20.FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” which provides a framework for measuring and disclosing fair value under GAAP. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment (impaired loans) and foreclosed assets (other real estate owned). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS 157, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

The following is a description of valuation methodologies used for the Company’s assets recorded at fair value.

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis at December 31, 2008.

Significant
			Other	Signficant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$79,204	$-	$79,204	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at December 31, 2008.

Significant
			Other	Signficant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,774	$-	$	$7,774

Impaired loans had a carrying amount of $8.1 million with a valuation allowance of $341 thousand at December 31, 2008.

NOTE 21.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments outstanding as of December 31 are as follows:

(Dollars in thousands)	2008	2007
Commitments to extend credit	$211,423	$246,295
Letters of credit	12,508	18,276

	$223,931	$264,571

NOTE 22.  CONTINGENCIES

In the normal course of business, the Company and its subsidiaries may become involved in litigation arising from banking, financial, and other activities.  Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

NOTE 23.    PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31,
(Dollars in thousands)	2008	2007
Assets
Cash	$1,936	$1,441
Investment in subsidiaries	125,642	118,995
Income taxes receivable	314	577
Premises and equipment, net	2,885	2,997
Other assets	604	172
Total assets	$131,381	$124,182

Liabilities
Accounts payable	$1,083	$640
Deferred tax liability	966	822
Long-term debt	1,947	2,485
Total liabilities	3,996	3,947

Stockholders’ equity
Common stock	84	84
Additional paid in capital	29,768	29,539
Retained earnings	96,140	90,365
Accumulated other comprehensive income	1,393	247
Total stockholders’ equity	127,385	120,235

Total liabilities and stockholders’ equity	$131,381	$124,182

Condensed Statements of Income
For the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Income
Dividends from subsidiaries	$6,131	$11,234	$5,115
Management and other fees from subsidiaries	5,285	5,078	3,982
Rental income	76	76	108
Interest income	20	14	10
Total income	11,512	16,402	9,215

Expenses
Salaries and employee benefits	4,111	3,675	3,034
Occupancy and equipment expense	367	333	257
Other operating expenses	1,389	1,346	1,195
Total expenses	5,867	5,354	4,486

Income before income tax expense and equity in undistributed net income of subsidiaries	5,645	11,048	4,729
Income tax (benefit) expense	(86)	109	331
Income before equity in undistributed net income of subsidiaries	5,731	10,939	4,398

Equity in undistributed net income of subsidiaries	5,739	2,511	9,156
Net income	$11,470	$13,450	$13,554

Condensed Statements of Cash Flow
For the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$11,470	$13,450	$13,554
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,739)	(2,511)	(9,156)
Depreciation	233	166	125
Loss on disposals of premises and equipment	1	2	-
Stock-based compensation expense	91	63	48
Excess tax benefits from stock-based arrangements	(4)	(3)	(279)
Net (increase) decrease in other assets	(169)	(267)	186
Net increase in other liabilities	592	553	186
Net cash provided by operating activities	6,475	11,453	4,664

Cash flows from investing activities:
Acquisition	-	(8,001)	-
Purchase of premises and equipment	(122)	(135)	(281)
Investment in subsidiaries	(85)	-	-
Net cash used by investing activities	(207)	(8,136)	(281)

Cash flows from financing activities:
Proceeds from long-term debt	-	2,485	-
Repayment of long-term debt	(538)	-	-
Excess tax benefits from stock-based arrangements	4	3	279
Proceeds from issuance of common stock	138	54	654
Stock repurchased and retired	-	(266)	-
Dividends paid	(5,377)	(5,364)	(4,917)
Net cash used by financing activities	(5,773)	(3,088)	(3,984)

Net increase in cash and cash equivalents	495	229	399
Cash and cash equivalents at beginning of year	1,441	1,212	813
Cash and cash equivalents at end of year	$1,936	$1,441	$1,212

NOTE 24.  QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2008, is reported as follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2008
Interest income	$15,923	$15,127	$15,298	$15,126
Net interest income	10,030	9,632	9,909	10,348
Provision for credit losses	462	615	875	1,385
Income before income taxes	5,479	4,482	4,851	3,750
Net income	3,372	2,766	3,071	2,261

Basic earnings per common share	$0.40	$0.33	$0.37	$0.27
Diluted earnings per common share	$0.40	$0.33	$0.37	$0.27

2007
Interest income	$15,890	$16,255	$16,543	$16,453
Net interest income	9,905	10,242	10,463	10,426
Provision for credit losses	242	413	604	465
Income before income taxes	5,420	5,343	5,315	5,374
Net income	3,403	3,356	3,351	3,340

Basic earnings per common share	$0.41	$0.40	$0.40	$0.40
Diluted earnings per common share	$0.41	$0.40	$0.40	$0.40

Earnings per share are based upon quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 25.  SEGMENT REPORTING

The Company operates two primary business segments:  Community Banking and Insurance Products and Services.  The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland and in Delaware through its 18-branch network. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services.  Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit.    Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by business segments is included in the following table:

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2008
Interest income	$61,400	$74	$-	$61,474
Interest expense	(21,434)	-	(121)	(21,555)
Provision for credit losses	(3,337)	-	-	(3,337)
Noninterest income	7,644	12,707	(1)	20,350
Noninterest expense	(20,864)	(11,967)	(5,539)	(38,370)
Net intersegment (expense) income	(4,763)	(412)	5,175	-
Income (loss) before taxes	18,646	402	(486)	18,562
Income tax (expense) benefit	(7,124)	(154)	186	(7,092)
Net income (loss)	$11,522	$248	$(300)	$11,470

Total assets	$1,021,715	$20,146	$2,780	$1,044,641

2007
Interest income	$61,133	$8	$-	$65,141
Interest expense	(24,105)	-	-	(24,105)
Provision for credit losses	(1,724)	-	-	(1,724)
Noninterest income	6,775	7,906	(2)	14,679
Noninterest expense	(20,205)	(7,124)	(5,210)	(32,539)
Net intersegment (expense) income	(4,646)	(381)	5,027	-
Income (loss) before taxes	21,228	409	(185)	21,452
Income tax (expense) benefit	(7,918)	(153)	69	(8,002)
Net income (loss)	$13,310	$256	$(116)	$13,450

Total assets	$933,583	$20,405	$2,923	$956,911

2006
Interest income	$57,971	$-	$-	$57,971
Interest expense	(19,074)	-	-	(19,074)
Provision for credit losses	(1,493)	-	-	(1,493)
Noninterest income	5,994	6,812	33	12,839
Noninterest expense	(18,592)	(5,561)	(4,382)	(28,535)
Net intersegment (expense) income	(3,673)	(291)	3,964	-
Income (loss) before taxes	21,133	960	(385)	21,708
Income tax (expense) benefit	(7,939)	(360)	145	(8,154)
Net income (loss)	$13,194	$600	$(240)	$13,554

Total assets	$932,616	$9,777	$3,256	$945,649

NOTE 26.  SUBSEQUENT EVENT

On January 9, 2009, pursuant to the U.S. Department of Treasury’s TARP Capital Purchase Program, the Corporation issued the following securities to the initial selling security holder for an aggregate consideration of $25,000,000:  (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share (the “Series A Preferred Stock”); and (ii) an immediately exercisable warrant to purchase 172,970 shares of common stock, par value $.01 per share, for an exercise price of $21.68 per share.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.  The Series A Preferred Stock pay a cumulative preferred dividend of 5% per annum per $1,000 of liquidation amount from January 9, 2009 to February 15, 2014, and a cumulative preferred dividend of 9% per annum per $1,000 of liquidation amount on and after February 16, 2014.  The operative documents relating to this transaction have been filed with the U.S. Securities and Exchange Commission and are referenced as Exhibits 3.1(ii) and 4.1 through 4.4 to this annual report.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2008, was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2008.  Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

Item 9B.      Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to:  W. David Morse, Secretary, Shore Bancshares, Inc., 18 E. Dover Street, Easton, Maryland 21601 or (410) 822-1400.

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 11.       Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information provided in Item 5 of Part II of this report under the heading “EQUITY COMPENSATION PLAN INFORMATION” is incorporated herein by reference.  All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 14.       Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.       Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income — Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2008, 2007 and2006
Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date:	March 13, 2009	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	Director	March 13, 2009
Herbert L. Andrew, III

	Director	March 13, 2009
Blenda W. Armistead

/s/ Lloyd L. Beatty, Jr.	Director	March 13, 2009
Lloyd L. Beatty, Jr.

/s/ Paul M. Bowman	Director	March 13, 2009
Paul M. Bowman

/s/ William W. Duncan	Director	March 13, 2009
William W. Duncan

/s/ Richard C. Granville	Director	March 13, 2009
Richard C. Granville

	Director	March 13, 2009
W. Edwin Kee

/s/ Neil R. LeCompte	Director	March 13, 2009
Neil R. LeCompte

/s/ Jerry F. Pierson	Director	March 13, 2009
Jerry F. Pierson

/s/ Christopher F. Spurry	Director	March 13, 2009
Christopher F. Spurry

/s/ F. Winfield Trice, Jr.	Director	March 13, 2009
F. Winfield Trice, Jr.

/s/ W. Moorhead Vermilye	Director	March 13, 2009
W. Moorhead Vermilye	President/CEO

/s/ Susan E. Leaverton	Treasurer/	March 13, 2009
Susan E. Leaverton	Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.2(i)	Amended and Restated By-Laws (filed herewith).

3.2(ii)	First Amendment to Amended and Restated By-Laws (filed herewith).

4.1
Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 9, 2009 by and between the Company and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 13, 2009)

4.2	Form of Stock Certificate for the Series A Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3, File No. 333-157141)

4.3	Common Stock Purchase Warrant dated January 9, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 13, 2009)

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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

10.12
Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Cannon, Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006).

10.13
Form of Amended and Restated Director Indexed Fee Continuation Plan Agreement between Centreville National Bank and Messrs. Cannon, Freestate and Pierson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2009).

10.14
Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Cannon, Freestate and Pierson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006).

10.15
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

10.17
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.18
First Amendment to The Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan for the benefit of W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2009).

10.19
Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.20
1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders filed on March 31, 2003).

10.21	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.22	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.23	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.24	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).

10.25	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K).

23	Consent of Stegman & Company (filed herewith).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).