Form 10-Q
period 2009-03-31
SHORE BANCSHARES INC
filed 2009-05-11
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________________

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,404,709 shares of common stock outstanding as of April 30, 2009.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$17,765	$16,803
Interest bearing deposits with other banks	6,838	481
Federal funds sold	24,496	10,010
Investment securities:
Available for sale, at fair value	70,137	79,204
Held-to-maturity, at amortized cost – fair value of $8,951 (2009) and $10,390 (2008)	8,816	10,252

Loans	908,118	888,528
Less: allowance for credit losses	(9,686)	(9,320)
Loans, net	898,432	879,208

Insurance premiums receivable	1,332	1,348
Premises and equipment, net	13,941	13,855
Accrued interest receivable	4,672	4,606
Goodwill	15,954	15,954
Other intangible assets, net	5,792	5,921
Deferred income taxes	1,982	1,579
Other real estate owned	1,463	148
Other assets	4,979	5,272
TOTAL ASSETS	$1,076,599	$1,044,641

LIABILITIES
Deposits:
Noninterest bearing demand	$108,017	$102,584
Interest bearing demand	125,136	125,370
Money market and savings	157,086	150,958
Certificates of deposit $100,000 or more	245,553	235,235
Other time	237,297	231,224
Total deposits	873,089	845,371

Accrued interest payable	2,304	2,350
Short-term borrowings	31,057	52,969
Long-term debt	7,947	7,947
Other liabilities	8,756	8,619
TOTAL LIABILITIES	923,153	917,256

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 (liquidation preference of $1,000 per share); shares authorized - 25,000 (2009) and 0 (2008); shares issued and outstanding – 25,000 (2009) and 0 (2008); net of discount - $1,486 (2009) and $0 (2008)	23,514	-
Common stock, par value $.01; shares authorized – 35,000,000; shares issued and outstanding – 8,404,709 (2009) and 8,404,684 (2008)	84	84
Warrants	1,543	-
Additional paid in capital	29,790	29,768
Retained earnings	97,492	96,140
Accumulated other comprehensive income	1,023	1,393
TOTAL STOCKHOLDERS’ EQUITY	153,446	127,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,076,599	$1,044,641

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$13,617	$14,560
Interest and dividends on investment securities:
Taxable	756	1,080
Tax-exempt	85	123
Interest on federal funds sold	7	122
Interest on deposits with other banks	1	38
Total interest income	14,466	15,923

INTEREST EXPENSE
Interest on deposits	4,285	5,343
Interest on short-term borrowings	49	366
Interest on long-term debt	74	184
Total interest expense	4,408	5,893

NET INTEREST INCOME	10,058	10,030
Provision for credit losses	912	462

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,146	9,568

NONINTEREST INCOME
Service charges on deposit accounts	809	871
Other service charges and fees	738	736
Investment securities gains	49	-
Insurance agency commissions	3,335	3,531
Other noninterest income	419	364
Total noninterest income	5,350	5,502

NONINTEREST EXPENSE
Salaries and wages	4,540	4,607
Employee benefits	1,380	1,377
Occupancy expense	549	499
Furniture and equipment expense	314	286
Data processing	438	470
Directors’ fees	168	165
Amortization of other intangible assets	129	129
Insurance agency commissions expense	550	611
FDIC insurance premium expense	244	14
Other noninterest expenses	1,571	1,433
Total noninterest expense	9,883	9,591

INCOME BEFORE INCOME TAXES	4,613	5,479
Income tax expense	1,735	2,107

NET INCOME	$2,878	$3,372
Preferred stock dividends and discount accretion	337	-
Net income available to common shareholders	$2,541	$3,372

Basic earnings per common share	$0.30	$0.40
Diluted earnings per common share	$0.30	$0.40
Dividends paid per common share	$0.16	$0.16

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	2,878	-	2,878
Unrealized losses on available-for- sale securities, net of taxes						(370)	(370)

Total comprehensive income							2,508

Warrants issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	57	-	-	-	(57)	-	-

Common shares issued for employee stock-based awards	-	-	-	1	-	-	1

Stock-based compensation expense	-	-	-	21	-	-	21

Preferred stock dividends ($5.00 per share)	-	-	-	-	(125)	-	(125)

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,344)	-	(1,344)

Balances, March 31, 2009	$23,514	$84	$1,543	$29,790	$97,492	$1,023	$153,446

Balances, January 1, 2008	$-	$84	$-	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	-	-	3,372	-	3,372
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	714	714
Total comprehensive income							4,086

Shares issued for employee stock-based awards	-	-	-	16	-	-	16

Stock-based compensation expense	-	-	-	23	-	-	23

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,343)	-	(1,343)

Balances, March 31, 2008	$-	$84	$-	$29,578	$92,076	$961	$122,699

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,878	$3,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	433
Stock-based compensation expense	21	23
Discount accretion on debt securities	(46)	(80)
Provision for credit losses	912	462
Gain on sales of securities	(49)	-
Loss on sale of other real estate owned	-	50
Net changes in:
Insurance premiums receivable	16	(771)
Accrued interest receivable	(66)	(40)
Other assets	139	(619)
Accrued interest payable	(46)	(214)
Other liabilities	136	3,317
Net cash provided by operating activities	4,321	5,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	19,528	26,253
Proceeds from sales of investment securities available for sale	2,048	-
Purchases of securities available for sale	(13,075)	(13,923)
Proceeds from maturities and principal payments of securities held to maturity	1,434	690
Purchases of securities held to maturity	-	(802)
Net increase in loans	(21,451)	(32,458)
Purchases of premises and equipment	(339)	(73)
Proceeds from sales of other real estate owned	-	264
Net cash used in investing activities	(11,855)	(20,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	11,327	12,530
Net increase in certificates of deposit	16,392	30,492
Net decrease in short-term borrowings	(21,912)	(4,982)
Proceeds from issuance of long-term debt	-	3,000
Proceeds from issuance of preferred stock and warrants	25,000	-
Proceeds from issuance of common stock	1	16
Preferred stock dividends paid	(125)	-
Common stock dividends paid	(1,344)	(1,343)
Net cash provided by financing activities	29,339	39,713
Net increase in cash and cash equivalents	21,805	25,597
Cash and cash equivalents at beginning of period	27,294	26,880
Cash and cash equivalents at end of period	$49,099	$52,477

Supplemental cash flows information:
Interest paid	$4,454	$6,107
Income taxes paid	$19	$125
Transfers from loans to other real estate owned	$1,315	$138

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. (the “Company”) and its subsidiaries with all significant intercompany transactions eliminated.The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2009, the consolidated results of operations for the three months ended March 31, 2009 and 2008, changes in stockholders’ equity for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2008 were derived from the 2008 audited financial statements.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Earnings Per Share

Basic earnings per common share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards.  The following table provides information relating to the calculation of earnings per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Net income available to common shareholders	$2,541	$3,372
Weighted average shares outstanding - Basic	8,405	8,391
Dilutive effect of stock-based awards	3	9
Weighted average shares outstanding - Diluted	8,408	8,400
Earnings per common share – Basic	$0.30	$0.40
Earnings per common share - Diluted	$0.30	$0.40

There were 157 thousand antidilutive weighted average warrants and two thousand antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for the three months ended March 31, 2009.  There were no antidilutive weighted average common share equivalents excluded from the diluted earnings per share calculation for the three months ended March 31, 2008.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Impaired loans with a valuation allowance	$970	$2,550	$3,387
Impaired loans with no valuation allowance	6,701	5,565	51
Total impaired loans	$7,671	$8,115	$3,438

Allowance for credit losses applicable to impaired loans	$133	$341	$999
Allowance for credit losses applicable to other than impaired loans	9,553	8,979	6,927
Total allowance for credit losses	$9,686	$9,320	$7,926

Average recorded investment in impaired loans	$7,242	$5,477	$3,489

Gross interest income of $143 thousand for the first three months of 2009, $476 thousand for fiscal year 2008 and $68 thousand for the first three months of 2008 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $4 thousand for the first three months of 2009, $193 thousand for fiscal year 2008 and $1 thousand for the first three months of 2008.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 - Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2009, total commitments to extend credit were approximately $207.5 million.  The comparable amount was $211.4 million at December 31, 2008.  Outstanding letters of credit were approximately $11.9 million at March 31, 2009 and $12.5 million at December 31, 2008.

Note 5 - Stock-Based Compensation

At March 31, 2009, the Company had three equity compensation plans:  (i) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); (ii) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (iii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The plans are described in detail in Note 13 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The ability of the Company to grant options under the 1998 Option Plan terminated by its terms on March 3, 2008, but stock options granted under the 1998 Option Plan were outstanding at March 31, 2009.

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

During the three months ended March 31, 2009 and 2008, the Company recognized pre-tax stock-based compensation expense of $21 thousand and $23 thousand, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $278 thousand as of March 31, 2009.  The weighted-average period over which this unrecognized expense was expected to be recognized was 3.3 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2009 and 2008 reflected forfeitures as they occurred.

No options were granted during the first three months of 2009 and 2008.

The following table summarizes stock option activity for the Company under all plans for the three months ended March 31, 2009:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	18,550	$15.52
Granted	-	-
Exercised	(25)	21.33
Expired/Cancelled	(4,975)	21.33
Outstanding at end of period	13,550	13.37	$45,807

Exercisable at end of period	13,550	$13.37	$45,807

The following summarizes information about stock options outstanding at March 31, 2009:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$14.00	3,255	3,255	1.0
13.17	10,295	10,295	3.2
	13,550	13,550

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was less than $1 thousand. The comparable amount for the three months ended March 31, 2008 was approximately $9 thousand.  Cash received upon exercise of options during the first three months of 2009 and 2008 was approximately $1 thousand and $16 thousand, respectively.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2009:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at January 1, 2009	16,859	$22.55
Granted	-	-
Vested	(2,939)	21.93
Cancelled	-	-
Nonvested at March 31, 2009	13,920	$22.68

Note 6 - Segment Reporting

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

Selected financial information by line of business for the first three months of 2009 and 2008 is included in the following table:

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2009
Interest income	$14,451	$15	$-	$14,466
Interest expense	(4,388)	-	(20)	(4,408)
Provision for credit losses	(912)	-	-	(912)
Noninterest income	1,856	3,494	-	5,350
Noninterest expense	(5,539)	(2,786)	(1,558)	(9,883)
Net intersegment income (expense)	(1,446)	(113)	1,559	-
Income before taxes	4,022	610	(19)	4,613
Income tax (expense) benefit	(1,513)	(229)	7	(1,735)
Net income	$2,509	$381	$(12)	$2,878

Total assets	$1,053,525	$19,723	$3,351	$1,076,599

2008
Interest income	$15,906	$17	$-	$15,923
Interest expense	(5,859)	-	(34)	(5,893)
Provision for credit losses	(462)	-	-	(462)
Noninterest income	1,802	3,700	-	5,502
Noninterest expense	(5,141)	(3,044)	(1,406)	(9,591)
Net intersegment income (expense)	(1,263)	(90)	1,353	-
Income before taxes	4,983	583	(87)	5,479
Income tax (expense) benefit	(1,916)	(224)	33	(2,107)
Net income	$3,067	$359	$(54)	$3,372

Total assets	$980,506	$20,818	$2,512	$1,003,836

Note 7 - Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” provides a framework for measuring and disclosing fair value under GAAP.  SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment (impaired loans) and foreclosed assets(other real estate owned).  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with SFAS 157, impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value and fair value.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at March 31, 2009.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$ 70,137	-	$ 70,137	-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,538	-	-	$7,538
Other real estate owned	1,463	-	-	1,463

Impaired loans had a carrying amount of $7.7 million with a valuation allowance of $133 thousand at March 31, 2009.

Note 8 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of two correspondent banks, is carried at cost and, as of March 31, 2009 and December 31, 2008, consists of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta and the FHLB of Pittsburgh.

Management evaluates the restricted stock for impairment in accordance with FASB Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta announced that it would not pay dividends for the fourth quarter of 2008 and would no longer provide dividend guidance prior to the end of each quarter but after the end of each quarter when quarterly results are known.  Also, the FHLB of Atlanta would no longer conduct repurchases of excess activity-based stock on a daily basis, but would make such determinations quarterly.  Similarly, the FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks, citing a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB of Pittsburgh last paid a dividend in the third quarter of 2008.

Management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2009.

Note 9 - Subsequent Event

On April 15, 2009, the Company completed the repurchase of all 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share, that were sold to the U.S. Department of Treasury (“Treasury”) on January 9, 2009 pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). The repurchase price was $25 million, plus accrued dividends of $208,333.33.  The repurchase was approved by the Treasury following consultation with and approval from the Federal Reserve Bank of Richmond and the Federal Deposit Insurance Corporation.

Note 10 - New Accounting Pronouncements

Pronouncements adopted
SFAS No. 141(R), “Business Combinations.”  During December 2007, the FASB issued SFAS 141(R). SFAS 141(R) recognizes and measures the goodwill acquired in a business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted SFAS No. 141R effective March 31, 2009.  This statement will change the Company’s accounting treatment for business combinations on a prospective basis.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this Statement effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS 161 is intended to enhance the disclosures previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of SFAS 161 did not have a material impact on the consolidated financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”).  The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  Adoption of SFAS 162 was not a change in the Company’s current accounting practices; therefore, it did not have a material impact on the Company’s consolidated financial condition or results of operations.

Financial Accounting Standards Board Staff Position (“FSP”)  No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  This FSP clarifies that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented are required to be adjusted retrospectively to conform with the provisions of the FSP. The Company adopted this FSP effective March 31, 2009, and adoption did not have a material effect on the Company’s consolidated results of operations or earnings per share.

Pronouncements issued but not yet effective
FSP Nos. FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on consolidated results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance.  Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation.  These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report).  Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Shore Bancshares, Inc. and its consolidated subsidiaries for the periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”).  The Banks operate 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”) and the mortgage broker business through Wye Mortgage Group, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc.

The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Global Select Market under the symbol “SHBI”.

Shore Bancshares, Inc. maintains an Internet site at www.shbi.net on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

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

RECENT DEVELOPMENTS

On January 9, 2009, Shore Bancshares, Inc. participated in the United States Department of the Treasury (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program by issuing 25,000 shares of Fixed Rate Cumulative Perpetual Preferred, Series A (the “Preferred Stock”) and a common stock purchase warrant covering 172,970 shares of common stock to the Treasury for a total sales price of $25 million.  On April 15, 2009, Shore Bancshares, Inc. repurchased all 25,000 shares of the Preferred Stock from Treasury for $25 million, plus accrued dividends of $208,333.33.  Shore Bancshares, Inc. has the right to repurchase the warrant at its fair market value, but has not yet decided to do so.  The Treasury must liquidate any portion of the warrant not repurchased by Shore Bancshares, Inc.  The warrant may be exercised at any time until January 9, 2019 at an exercise price of $21.68 per share, or an aggregate exercise price of approximately $3.75 million. The warrant counts as tangible common equity.

On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment of 20 basis points on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level.  The assessment, which would be payable on September 30, 2009, would be in addition to a planned increase in premiums and a change in the way regular premiums are assessed which the FDIC also approved on February 27, 2009.  In addition, the proposed rule provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment of up to 10 basis points may be imposed on all insured depository institutions.  This rule will significantly increase the Banks’ FDIC premiums in 2009.

OVERVIEW

Net income for the first quarter of 2009 was $2.5 million, or diluted earnings per common share of $0.30, compared to $3.4 million, or diluted earnings per common share of $0.40, for the first quarter of 2008.  For the fourth quarter of 2008, net income was $2.3 million or $0.27 per common diluted share.  Annualized return on average assets was 0.97% for the three months ended March 31, 2009, compared to 1.38% for the same period in 2008.  Annualized return on average stockholders’ equity was 6.84% for the first quarter of 2009, compared to 10.96% for the first quarter of 2008.  For the fourth quarter of 2008, annualized return on average assets was 0.87% and return on average equity was 7.11%.  Generally, these first quarter 2009 results improved over fourth quarter 2008 results except for return on average equity.  Excluding the $25 million impact of TARP funds, the return on average equity for the first quarter of 2009 would have been higher than the return on average equity for the fourth quarter of 2008.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended March 31, 2009 was $10.1 million, an increase of 0.3% when compared  to the same period last year.  An increase in average loan volume and reduction in cost of funds was sufficient to offset the decline in loan yields.  The net interest margin was 4.09% for the first quarter of 2009, a decrease of 33 basis points when compared to the first quarter of 2008.  The 400 basis-point reduction in interest rates by the Federal Reserve during 2008 had a significant impact on the overall yield on earning assets.  Net interest income decreased 2.8% from the fourth quarter of 2008, mainly due to lower yields on loans despite a $22 million increase in average loan volume and a lower cost of funds.  The net interest margin decreased 15 basis points from 4.24% for the fourth quarter of 2008.

Interest income was $14.5 million for the first quarter of 2009, a decrease of 9.2% from the first quarter of 2008.  Average earning assets increased 9.2% during the first quarter of 2009 when compared to the same period in 2008, while yields earned decreased 113 basis points to 5.87%.  Average loans increased 12.8% while the yield earned on loans decreased 120 basis points. Loans comprised 89.3% and 86.5% of total average earning assets for the quarters ended March 31, 2009 and 2008, respectively.  Interest income decreased 4.4% when compared to the fourth quarter of 2008.  Average earning assets increased 2.8% during the first quarter of 2009 when compared to the fourth quarter of 2008, while yields earned decreased 31 basis points.

Interest expense was $4.4 million for the three months ended March 31, 2009, a decrease of $1.5 million, or 25.2%,  when compared to the same period last year.  Average interest bearing liabilities increased 6.2%, while rates paid decreased 92 basis points to 2.25%.  The Company incurs the largest amount of interest expense from time deposits.    For the three months ended March 31, 2009, the average balance of certificates of deposits $100,000 or more increased 32.0% when compared to the same period last year, while the average rate paid for those certificates of deposit decreased 118 basis points to 3.42%.  Average other time deposits increased 7.2%, while the average rate paid on average other time deposits decreased 91 basis points to 3.53% when compared to the first quarter of 2008.  Interest expense decreased 7.7% when compared to the fourth quarter of 2008.  Average interest bearing liabilities increased slightly during the quarter ended March 31, 2009 when compared to the fourth quarter of 2008, while rates paid on these liabilities decreased 16 basis points.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$898,494	$13,660	6.17%	$796,849	$14,601	7.37%
Investment securities:
Taxable	74,852	756	4.10	91,556	1,080	4.74
Tax-exempt	9,105	131	5.84	12,676	190	6.01
Federal funds sold	21,585	7	0.14	16,237	122	3.03
Interest bearing deposits	2,250	1	0.14	4,204	38	3.64
Total earning assets	1,006,286	14,555	5.87%	921,522	16,031	7.00%
Cash and due from banks	12,857			16,648
Other assets	49,232			55,013
Allowance for credit losses	(9,654)			(7,716)
Total assets	$1,058,721			$985,467

Interest bearing liabilities
Demand deposits	$121,109	72	0.24%	$115,215	171	0.60%
Money market and savings deposits	153,141	174	0.46	175,363	705	1.62
Certificates of deposit $100,000 or more	238,602	2,012	3.42	180,826	2,070	4.60
Other time deposits	232,660	2,027	3.53	217,123	2,397	4.44
Interest bearing deposits	745,512	4,285	2.33	688,527	5,343	3.12
Short-term borrowings	39,581	49	.50	43,354	366	3.40
Long-term debt	7,947	74	3.79	14,925	184	4.95
Total interest bearing liabilities	793,040	4,408	2.25%	746,806	5,893	3.17%
Noninterest bearing deposits	104,061			100,982
Other liabilities	10,972			13,940
Stockholders’ equity	150,648			123,739
Total liabilities and stockholders’ equity	$1,058,721			$985,467

Net interest spread		$10,147	3.62%		$10,138	3.83%
Net interest margin			4.09%			4.42%
(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to included all.

Noninterest Income
Noninterest income for the first quarter of 2009 decreased $152 thousand, or 2.8%, when compared to the first quarter of 2008. The decline in noninterest income during the first quarter of 2009 when compared to the first quarter of 2008 was primarily due to a decline in insurance agency commissions of $196 thousand.   Noninterest income increased $942 thousand, or 21.4%, from the fourth quarter of 2008 primarily as a result of an increase of $840 thousand in insurance agency commissions and contingency payments.  Insurance agency contingency payments are typically received in the first quarter of each year and are based on the prior year’s performance.  The first quarter of 2009 included investment securities gains of $49 thousand, compared to securities losses of $15 thousand in the fourth quarter of 2008.

Noninterest Expense
Noninterest expense for the first quarter of 2009 increased $292 thousand, or 3.0%, when compared to the first quarter of 2008 and increased $262 thousand, or 2.7%, when compared to the fourth quarter of 2008.  A significant portion of the increase was due to higher FDIC insurance premium expense of $230 thousand when compared to the first quarter of 2008 and $97 thousand when compared to the fourth quarter of 2008.  The balance of the increase for both the first quarter of 2008 and fourth quarter of 2008 comparisons related to higher general operating costs.

Income Taxes
The effective tax rate was 37.6% for the three months ended March 31, 2009, compared to 38.5% for the same period last year. Management believes that currently there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $908.1 million at March 31, 2009, an increase of $19.6 million, or 2.2%, since December 31, 2008.  Average loans, net of unearned income, were $898.5 million for the three months ended March 31, 2009, an increase of $101.6 million, or 12.8%, when compared to the same period last year.

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

The provision for credit losses for the three months ended March 31, 2009 and 2008 was $912 thousand and $462 thousand, respectively. The provision for credit losses for the fourth quarter of 2008 was $1.4 million.  The continued higher level of provision expense was primarily in response to sustained growth in the loan portfolio, the general increase in nonperforming assets and loan charge-offs, as well as overall economic conditions.  Management believes that we continue to maintain strong underwriting guidelines and emphasize credit quality.

Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board.  Net charge-offs were $546 thousand for the three months ended March 31, 2009, compared to $87 thousand for the same period last year and $683 thousand for the fourth quarter of 2008.  The allowance for credit losses as a percentage of average loans was 1.08% for the first quarter of 2009, 0.99% for the first quarter of 2008 and 1.06% for the fourth quarter of 2008.  Nonperforming assets were $9.1 million at March 31, 2009, compared to $8.3 million at December 31, 2008, with nonaccrual loans decreasing $444 thousand but other real estate owned increasing $1.3 million.  Loans past due 90 days and still accruing at March 31, 2009 increased to $7.8 million from $1.4 million at December 31, 2008.  More than half of this increase was attributable to one loan customer.  Although this real-estate secured loan has matured, the customer continues to pay interest owed on the loan.  Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at March 31, 2009.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Allowance balance – beginning of period	$9,320	$7,551
Charge-offs:
Real estate - construction	(87)	-
Real estate - residential	(340)	(12)
Real estate - commercial	-	-
Commercial	(98)	(42)
Consumer	(111)	(63)
Totals	(636)	(117)
Recoveries:
Real estate - construction	-	-
Real estate - residential	52	8
Real estate - commercial	-	-
Commercial	4	3
Consumer	34	19
Totals	90	30
Net charge-offs	(546)	(87)
Provision for credit losses	912	462
Allowance balance – end of period	$9,686	$7,926

Average loans outstanding during the period	$898,494	$796,849
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.25%	0.04%
Allowance for credit losses at period end as a percentage of average loans	1.08%	0.99%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio.  Although the local economy does not appear to show to the same extent of weakness as in other parts of the country, the effects of continued weakness in the national economy and/or an increasing weakness in the local economy could result in even higher provisions for credit losses and loan charge-offs for us in the future.

We have a concentration of commercial real estate loans.  Commercial real estate loans, excluding construction and land development loans, at March 31, 2009 were approximately $290.2 million, or 32.0% of total loans, compared to $304.4 million, or 34.3% of total loans, at December 31, 2008.  Construction and land development loans were $183.5 million at March 31, 2009 and $179.8 million at December 31, 2008, both at 20.2% of total loans. We do not engage in foreign or subprime lending activities.

Nonperforming Assets
The following table summarizes our nonperforming and past due assets:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Nonperforming assets
Nonaccrual loans	$7,671	$8,115
Other real estate owned	1,463	148
Total nonperforming assets	9,134	8,263
Loans 90 days past due and still accruing	7,846	1,381
Total nonperforming assets and past due loans	$16,980	$9,644

Investment Securities
Investment securities totaled $79.0 million at March 31, 2009, compared to $89.5 million at December 31, 2008.  The decreased balance reflects the use of proceeds from maturing securities to fund loan growth.  The average balance of investment securities was $84.0 million for the three months ended March 31, 2009, compared to $104.2 million for the same period in 2008.  The tax equivalent yields on investment securities were 4.28% and 4.90% for the three months ended March 31, 2009 and 2008, respectively.

Deposits
Total deposits at March 31, 2009 were $873.1 million, compared to $845.4 million at December 31, 2008.  All categories of deposits grew from the comparable amounts at the end of 2008 except for a slight decline in interest bearing demand deposits.  The largest growth was in certificates of deposit of $100,000 or more, which increased $10.3 million, or 4.4%.

Short-Term Borrowings
Short-term borrowings at March 31, 2009 and December 31, 2008 were $31.1 million and $53.0 million, respectively.  The decrease reflected less need for short-term borrowings as a funding source.  Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”).  Short-term advances are defined as those with original maturities of one year or less.

Long-Term Debt
At March 31, 2009 and December 31, 2008, the Company had the following long-term debt:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
FLHB 4.17% Advance due November 2009	$3,000	$3,000
FHLB 3.09% Advance due January 2010	3,000	3,000
Acquisition-related debt, 4.08% interest, amortizing over five years	1,947	1,947
	$7,947	$7,947

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  Talbot Bank and Centreville National Bank are members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $67.3 million in the aggregate at March 31, 2009. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $153.4 million at March 31, 2009, an increase of 20.5% since December 31, 2008.  The increase primarily was due to the receipt of the proceeds of the sale of Preferred Stock to the Treasury in January 2009.  Accumulated other comprehensive income, which consisted solely of net unrealized gains or losses on investment securities available for sale, decreased $370 thousand since the end of 2008, resulting in accumulated other comprehensive income of $1.0 million at March 31, 2009.

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

A comparison of our capital ratios as of March 31, 2009 and December 31, 2008 to the minimum regulatory requirements is presented below. The ratios are significantly higher at March 31, 2009 when compared to December 31, 2008 primarily due to the sale by Shore Bancshares, Inc. of 25,000 shares of Preferred Stock to the Treasury in January 2009 pursuant to the TARP Capital Purchase Program.  It should be noted, however, that Shore Bancshares, Inc. redeemed all 25,000 shares of the Preferred Stock on April 15, 2009.

			Minimum
	March 31,	December 31,	Regulatory
	2009	2008	Requirements
Tier 1 risk-based capital	14.33%	11.65%	4.00%
Total risk-based capital	15.44%	12.74%	8.00%
Leverage ratio	12.60%	10.27%	4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk.  This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008 under the caption “Market Risk Management”.  Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2008.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Shore Bancshares, Inc. files under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2009 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008.  Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 6.  Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit Index that follows the signatures to this report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 8, 2009	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: May 8, 2009	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).