Form 10-Q/A
period 2009-03-31
SHORE BANCSHARES INC
filed 2009-07-07
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________________

FORM 10-Q/A
AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 by restating the March 31, 2009 consolidated financial statements presented therein to correct the effects of an error in the calculation of the allowance for credit losses and making related revisions to certain other portions of such 10-Q. This Amendment No. 1 speaks as of the date of the original filing and the registrant has not updated the disclosures to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the registrant's reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q. Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, and 32.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Cash and due from banks	$17,765	$16,803
Interest bearing deposits with other banks	6,838	481
Federal funds sold	24,496	10,010
Investment securities:
Available for sale, at fair value	70,137	79,204
Held-to-maturity, at amortized cost – fair value of $8,951 (2009) and $10,390 (2008)	8,816	10,252

Loans	908,118	888,528
Less: allowance for credit losses	(10,709)	(9,320)
Loans, net	897,409	879,208

Insurance premiums receivable	1,332	1,348
Premises and equipment, net	13,941	13,855
Accrued interest receivable	4,672	4,606
Goodwill	15,954	15,954
Other intangible assets, net	5,792	5,921
Deferred income taxes	2,340	1,579
Other real estate owned	1,463	148
Other assets	4,979	5,272
TOTAL ASSETS	$1,075,934	$1,044,641

LIABILITIES
Deposits:
Noninterest bearing demand	$108,017	$102,584
Interest bearing demand	125,136	125,370
Money market and savings	157,086	150,958
Certificates of deposit $100,000 or more	245,553	235,235
Other time	237,297	231,224
Total deposits	873,089	845,371

Accrued interest payable	2,304	2,350
Short-term borrowings	31,057	52,969
Long-term debt	7,947	7,947
Other liabilities	8,756	8,619
TOTAL LIABILITIES	923,153	917,256

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 (liquidation preference of $1,000 per share); shares authorized - 25,000 (2009) and 0 (2008); shares issued and outstanding – 25,000 (2009) and 0 (2008); net of discount - $1,486 (2009) and $0 (2008)	23,514	-
Common stock, par value $.01; shares authorized – 35,000,000; shares issued and outstanding – 8,404,709 (2009) and 8,404,684 (2008)	84	84
Warrants	1,543	-
Additional paid in capital	29,790	29,768
Retained earnings	96,827	96,140
Accumulated other comprehensive income	1,023	1,393
TOTAL STOCKHOLDERS’ EQUITY	152,781	127,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,075,934	$1,044,641

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$13,617	$14,560
Interest and dividends on investment securities:
Taxable	756	1,080
Tax-exempt	85	123
Interest on federal funds sold	7	122
Interest on deposits with other banks	1	38
Total interest income	14,466	15,923

INTEREST EXPENSE
Interest on deposits	4,285	5,343
Interest on short-term borrowings	49	366
Interest on long-term debt	74	184
Total interest expense	4,408	5,893

NET INTEREST INCOME	10,058	10,030
Provision for credit losses	1,935	462

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,123	9,568

NONINTEREST INCOME
Service charges on deposit accounts	809	871
Other service charges and fees	738	736
Investment securities gains	49	-
Insurance agency commissions	3,335	3,531
Other noninterest income	419	364
Total noninterest income	5,350	5,502

NONINTEREST EXPENSE
Salaries and wages	4,540	4,607
Employee benefits	1,380	1,377
Occupancy expense	549	499
Furniture and equipment expense	314	286
Data processing	438	470
Directors’ fees	168	165
Amortization of other intangible assets	129	129
Insurance agency commissions expense	550	611
FDIC insurance premium expense	244	14
Other noninterest expenses	1,571	1,433
Total noninterest expense	9,883	9,591

INCOME BEFORE INCOME TAXES	3,590	5,479
Income tax expense	1,377	2,107

NET INCOME	$2,213	$3,372
Preferred stock dividends and discount accretion	337	-
Net income available to common shareholders	$1,876	$3,372

Basic earnings per common share	$0.22	$0.40
Diluted earnings per common share	$0.22	$0.40
Dividends paid per common share	$0.16	$0.16

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	2,213	-	2,213
Unrealized losses on available-for- sale securities, net of taxes						(370)	(370)

Total comprehensive income							1,843

Warrants issued	-	--	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	--	-	-	-	-	(1,543)

Discount accretion	57	-	-	-	(57)	-	-

Common shares issued for employee stock-based awards	-	-	-	1	-	-	1

Stock-based compensation expense	-	-	-	21	-	-	21

Preferred stock dividends ($5.00 per share)	-	-	-	-	(125)	-	(125)

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,344)	-	(1,344)

Balances, March 31, 2009	$23,514	$84	$1,543	$29,790	$96,827	$1,023	$152,781

Balances, January 1, 2008	$-	$84	$-	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	-	-	3,372	-	3,372
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	714	714
Total comprehensive income							4,086

Shares issued for employee stock-based awards	-	-	-	16	-	-	16

Stock-based compensation expense	-	-	-	23	-	-	23

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,343)	-	(1,343)

Balances, March 31, 2008	$-	$84	$-	$29,578	$92,076	$961	$122,699

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,213	$3,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	433
Stock-based compensation expense	21	23
Discount accretion on debt securities	(46)	(80)
Provision for credit losses	1,935	462
Gain on sales of securities	(49)	-
Loss on sale of other real estate owned	-	50
Net changes in:
Insurance premiums receivable	16	(771)
Accrued interest receivable	(66)	(40)
Other assets	(219)	(619)
Accrued interest payable	(46)	(214)
Other liabilities	136	3,317
Net cash provided by operating activities	4,321	5,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	19,528	26,253
Proceeds from sales of investment securities available for sale	2,048	-
Purchases of securities available for sale	(13,075)	(13,923)
Proceeds from maturities and principal payments of securities held to maturity	1,434	690
Purchases of securities held to maturity	-	(802)
Net increase in loans	(21,451)	(32,458)
Purchases of premises and equipment	(339)	(73)
Proceeds from sales of other real estate owned	-	264
Net cash used in investing activities	(11,855)	(20,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	11,327	12,530
Net increase in certificates of deposit	16,392	30,492
Net decrease in short-term borrowings	(21,912)	(4,982)
Proceeds from issuance of long-term debt	-	3,000
Proceeds from issuance of preferred stock and warrants	25,000	-
Proceeds from issuance of common stock	1	16
Preferred stock dividends paid	(125)	-
Common stock dividends paid	(1,344)	(1,343)
Net cash provided by financing activities	29,339	39,713
Net increase in cash and cash equivalents	21,805	25,597
Cash and cash equivalents at beginning of period	27,294	26,880
Cash and cash equivalents at end of period	$49,099	$52,477

Supplemental cash flows information:
Interest paid	$4,454	$6,107
Income taxes paid	$19	$125
Transfers from loans to other real estate owned	$1,315	$138

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Net income available to common shareholders	$1,876	$3,372
Weighted average shares outstanding - Basic	8,405	8,391
Dilutive effect of stock-based awards	3	9
Weighted average shares outstanding - Diluted	8,408	8,400
Earnings per common share – Basic	$0.22	$0.40
Earnings per common share - Diluted	$0.22	$0.40

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Impaired loans with a valuation allowance	$970	$2,550	$3,387
Impaired loans with no valuation allowance	6,701	5,565	51
Total impaired loans	$7,671	$8,115	$3,438

Allowance for credit losses applicable to impaired loans	$133	$341	$999
Allowance for credit losses applicable to other than impaired loans	10,576	8,979	6,927
Total allowance for credit losses	$10,709	$9,320	$7,926

Average recorded investment in impaired loans	$7,242	$5,477	$3,489

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

Selected financial information by line of business for the first three months of 2009 and 2008 is included in the following table:

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2009
Interest income	$14,451	$15	$-	$14,466
Interest expense	(4,388)	-	(20)	(4,408)
Provision for credit losses	(1,935)	-	-	(1,935)
Noninterest income	1,856	3,494	-	5,350
Noninterest expense	(5,539)	(2,786)	(1,558)	(9,883)
Net intersegment income (expense)	(1,446)	(113)	1,559	-
Income before taxes	2,999	610	(19)	3,590
Income tax (expense) benefit	(1,155)	(229)	7	(1,377)
Net income	$1,844	$381	$(12)	$2,213

Total assets	$1,052,860	$19,723	$3,351	$1,075,934

2008
Interest income	$15,906	$17	$-	$15,923
Interest expense	(5,859)	-	(34)	(5,893)
Provision for credit losses	(462)	-	-	(462)
Noninterest income	1,802	3,700	-	5,502
Noninterest expense	(5,141)	(3,044)	(1,406)	(9,591)
Net intersegment income (expense)	(1,263)	(90)	1,353	-
Income before taxes	4,983	583	(87)	5,479
Income tax (expense) benefit	(1,916)	(224)	33	(2,107)
Net income	$3,067	$359	$(54)	$3,372

Total assets	$980,506	$20,818	$2,512	$1,003,836

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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at March 31, 2009.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$70,137	-	$70,137	-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,538	-	-	$7,538
Other real estate owned	1,463	-	-	1,463

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

OVERVIEW

Net income for the first quarter of 2009 was $1.9 million, or diluted earnings per common share of $0.22, compared to $3.4 million, or diluted earnings per common share of $0.40, for the first quarter of 2008.  For the fourth quarter of 2008, net income was $2.3 million or $0.27 per common diluted share.  Annualized return on average assets was 0.72% for the three months ended March 31, 2009, compared to 1.38% for the same period in 2008.  Annualized return on average stockholders’ equity was 5.05% for the first quarter of 2009, compared to 10.96% for the first quarter of 2008.  For the fourth quarter of 2008, annualized return on average assets was 0.87% and return on average equity was 7.11%.

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
(1)All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)Average loan balances include nonaccrual loans.
(3)Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to included all.

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

Income Taxes
The effective tax rate was 38.4% for the three months ended March 31, 2009, compared to 38.5% for the same period last year. Management believes that currently there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

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

The provision for credit losses for the three months ended March 31, 2009 and 2008 was $1.9 million and $462 thousand, respectively. The provision for credit losses for the fourth quarter of 2008 was $1.4 million.  The continued higher level of provision expense was primarily in response to sustained growth in the loan portfolio, the general increase in nonperforming assets and loan charge-offs, as well as overall economic conditions.  Management believes that we continue to maintain strong underwriting guidelines and emphasize credit quality.

Our historical charge-off ratios remain lower than those of similarly sized institutions according to the most recent Bank Holding Company Performance Report prepared by the Federal Reserve Board.  Net charge-offs were $546 thousand for the three months ended March 31, 2009, compared to $87 thousand for the same period last year and $683 thousand for the fourth quarter of 2008.  The allowance for credit losses as a percentage of average loans was 1.19% for the first quarter of 2009, 0.99% for the first quarter of 2008 and 1.06% for the fourth quarter of 2008.  Nonperforming assets were $9.1 million at March 31, 2009, compared to $8.3 million at December 31, 2008, with nonaccrual loans decreasing $444 thousand but other real estate owned increasing $1.3 million.  Loans past due 90 days and still accruing at March 31, 2009 increased to $7.8 million from $1.4 million at December 31, 2008.  More than half of this increase was attributable to one loan customer.  Although this real-estate secured loan has matured, the customer continues to pay interest owed on the loan.  Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at March 31, 2009.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Allowance balance – beginning of period	$9,320	$7,551
Charge-offs:
Real estate - construction	(87)	-
Real estate - residential	(340)	(12)
Real estate - commercial	-	-
Commercial	(98)	(42)
Consumer	(111)	(63)
Totals	(636)	(117)
Recoveries:
Real estate - construction	-	-
Real estate - residential	52	8
Real estate - commercial	-	-
Commercial	4	3
Consumer	34	19
Totals	90	30
Net charge-offs	(546)	(87)
Provision for credit losses	1,935	462
Allowance balance – end of period	$10,709	$7,926

Average loans outstanding during the period	$898,494	$796,849
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.25%	0.04%
Allowance for credit losses at period end as a percentage of average loans	1.19%	0.99%

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

Total stockholders’ equity was $152.8 million at March 31, 2009, an increase of 19.9% since December 31, 2008.  The increase primarily was due to the receipt of the proceeds of the sale of Preferred Stock to the Treasury in January 2009.  Accumulated other comprehensive income, which consisted solely of net unrealized gains or losses on investment securities available for sale, decreased $370 thousand since the end of 2008, resulting in accumulated other comprehensive income of $1.0 million at March 31, 2009.

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

A comparison of our capital ratios as of March 31, 2009 and December 31, 2008 to the minimum regulatory requirements is presented below.  The ratios are significantly higher at March 31, 2009 when compared to December 31, 2008 primarily due to the sale by Shore Bancshares, Inc. of 25,000 shares of Series A Preferred Stock to the Treasury in January 2009 pursuant to the TARP Capital Purchase Program.  It should be noted, however, that Shore Bancshares, Inc. redeemed all 25,000 shares of the Preferred Stock on April 15, 2009.

			Minimum
	March 31,	December 31,	Regulatory
	2009	2008	Requirements
Tier 1 risk-based capital	14.26%	11.65%	4.00%
Total risk-based capital	15.48%	12.74%	8.00%
Leverage ratio	12.54%	10.27%	4.00%

PART II – OTHER INFORMATION

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

SHORE BANCSHARES, INC.

Date: July 7, 2009	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: July 7, 2009	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).