Form 10-Q
period 2009-06-30
SHORE BANCSHARES INC
filed 2009-08-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,418,963 shares of common stock outstanding as of July 31, 2009.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$20,498	$16,803
Interest bearing deposits with other banks	1,622	481
Federal funds sold	85,242	10,010
Investment securities:
Available for sale, at fair value	80,278	79,204
Held to maturity, at amortized cost – fair value of $9,111 (2009) and $10,390 (2008)	8,994	10,252

Loans	919,088	888,528
Less: allowance for credit losses	(10,784)	(9,320)
Loans, net	908,304	879,208

Insurance premiums receivable	1,391	1,348
Premises and equipment, net	14,018	13,855
Accrued interest receivable	4,355	4,606
Goodwill	15,954	15,954
Other intangible assets, net	5,663	5,921
Deferred income taxes	2,579	1,579
Other real estate owned	2,212	148
Other assets	7,102	5,272
TOTAL ASSETS	$1,158,212	$1,044,641

LIABILITIES
Deposits:
Noninterest bearing demand	$113,111	$102,584
Interest bearing demand	126,859	125,370
Money market and savings	244,233	150,958
Certificates of deposit $100,000 or more	259,348	235,235
Other time	237,783	231,224
Total deposits	981,334	845,371

Accrued interest payable	2,368	2,350
Short-term borrowings	28,096	52,969
Long-term debt	7,947	7,947
Other liabilities	10,591	8,619
TOTAL LIABILITIES	1,030,336	917,256

STOCKHOLDERS’ EQUITY
Common stock, par value $.01; shares authorized – 35,000,000; shares issued and outstanding – 8,418,963 (2009) and 8,404,684 (2008)	84	84
Warrants	1,543	-
Additional paid in capital	29,816	29,768
Retained earnings	95,679	96,140
Accumulated other comprehensive income	754	1,393
TOTAL STOCKHOLDERS’ EQUITY	127,876	127,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,158,212	$1,044,641

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$13,754	$13,961	$27,371	$28,521
Interest and dividends on investment securities:
Taxable	768	945	1,524	2,025
Tax-exempt	79	109	164	232
Interest on federal funds sold	23	83	30	205
Interest on deposits with other banks	6	29	7	67
Total interest income	14,630	15,127	29,096	31,050

INTEREST EXPENSE
Interest on deposits	4,441	4,997	8,726	10,340
Interest on short-term borrowings	28	316	77	682
Interest on long-term debt	75	182	149	366
Total interest expense	4,544	5,495	8,952	11,388

NET INTEREST INCOME	10,086	9,632	20,144	19,662
Provision for credit losses	1,681	615	3,616	1,077

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,405	9,017	16,528	18,585

NONINTEREST INCOME
Service charges on deposit accounts	888	917	1,697	1,788
Other service charges and fees	774	765	1,512	1,501
Investment securities gains	-	-	49	-
Insurance agency commissions	2,893	3,219	6,228	6,750
Other noninterest income	792	293	1,211	657
Total noninterest income	5,347	5,194	10,697	10,696

NONINTEREST EXPENSE
Salaries and wages	4,759	4,568	9,299	9,175
Employee benefits	1,200	1,191	2,580	2,568
Occupancy expense	587	537	1,136	1,036
Furniture and equipment expense	302	298	616	584
Data processing	580	550	1,190	1,118
Directors’ fees	117	130	285	295
Amortization of other intangible assets	129	129	258	258
Insurance agency commissions expense	537	712	1,087	1,323
FDIC insurance premium expense	919	60	1,163	74
Other noninterest expenses	1,563	1,554	2,962	2,889
Total noninterest expense	10,693	9,729	20,576	19,320

INCOME BEFORE INCOME TAXES	3,059	4,482	6,649	9,961
Income tax expense	1,166	1,716	2,543	3,823

NET INCOME	1,893	2,766	4,106	6,138
Preferred stock dividends and discount accretion	1,539	-	1,876	-
Net income available to common shareholders	$354	$2,766	$2,230	$6,138

Basic earnings per common share	$0.04	$0.33	$0.27	$0.73
Diluted earnings per common share	$0.04	$0.33	$0.27	$0.73
Dividends paid per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	4,106	-	4,106
Unrealized losses on available-for-sale securities, net of taxes						(639)	(639)
Total comprehensive income							3,467

Warrants issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	68	-	-	-	(68)	-	-

Repurchase of preferred stock	(23,525)	-	-	-	-	-	(23,525)

Common shares issued for employee stock-based awards	-	-	-	2	-	-	2

Stock-based compensation expense	-	-	-	46	-	-	46

Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)

Cash dividends paid ($0.32 per share)	-	-	-	-	(2,691)	-	(2,691)

Balances, June 30, 2009	$-	$84	$1,543	$29,816	$95,679	$754	$127,876

Balances, January 1, 2008	$-	$84	$-	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	-	-	6,138	-	6,138
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	-	(454)	(454)
Total comprehensive income							5,684

Shares issued for employee stock-based awards	-	-	-	77	-	-	77

Stock-based compensation expense	-	-	-	47	-	-	47

Cash dividends paid ($0.32 per share)	-	-	-	-	(2,687)	-	(2,687)

Balances, June 30, 2008	$-	$84	$-	$29,663	$93,498	$(207)	$123,038

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,106	$6,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,616	1,077
Depreciation and amortization	890	889
Discount accretion on debt securities	(131)	(116)
Stock-based compensation expense	46	47
Gain on sales of securities	(49)	-
Loss on disposals of premises and equipment	-	9
Loss on sales of other real estate owned	-	50
Net changes in:
Insurance premiums receivable	(43)	(520)
Accrued interest receivable	251	165
Other assets	(2,384)	(1,598)
Accrued interest payable	18	(920)
Other liabilities	1,973	1,021
Net cash provided by operating activities	8,293	6,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	30,828	39,193
Proceeds from sales of investment securities available for sale	2,048	-
Purchases of securities available for sale	(34,933)	(23,477)
Proceeds from maturities and principal payments of securities held to maturity	2,080	2,785
Purchases of securities held to maturity	(824)	(1,012)
Net increase in loans	(34,776)	(65,734)
Purchases of premises and equipment	(715)	(193)
Proceeds from sales of premises and equipment	-	1,318
Proceeds from sales of other real estate owned	-	264
Net cash used in investing activities	(36,292)	(46,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	105,291	19,022
Net increase in certificates of deposit	30,672	33,739
Net (decrease) increase in short-term borrowings	(24,874)	10,569
Proceeds from issuance of long-term debt	-	3,000
Repayment of long-term debt	-	(7,000)
Proceeds from issuance of preferred stock and warrants	25,000	-
Repurchase of preferred stock	(23,525)	-
Proceeds from issuance of common stock	2	77
Preferred stock dividends paid	(1,808)	-
Common stock dividends paid	(2,691)	(2,687)
Net cash provided by financing activities	108,067	56,720
Net increase in cash and cash equivalents	80,068	16,106
Cash and cash equivalents at beginning of period	27,294	26,880
Cash and cash equivalents at end of period	$107,362	$42,986

Supplemental cash flows information:
Interest paid	$8,934	$12,309
Income taxes paid	$3,123	$4,979
Transfers from loans to other real estate owned	$2,064	$138

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated.The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2009, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, changes in stockholders’ equity for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2008 were derived from the 2008 audited financial statements.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008.  Further, in connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009, the date the consolidated financial statements included in this Form 10-Q were issued.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income available to common shareholders	$354	$2,766	$2,230	$6,138
Weighted average shares outstanding - Basic	8,413	8,398	8,409	8,394
Dilutive effect of stock-based awards	4	7	4	8
Weighted average shares outstanding - Diluted	8,417	8,405	8,413	8,402
Earnings per common share - Basic	$0.04	$0.33	$0.27	$0.73
Earnings per common share - Diluted	$0.04	$0.33	$0.27	$0.73

There were 173 thousand antidilutive weighted average warrants and no antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for the three months ended June 30, 2009.  There were 165 thousand antidilutive weighted average warrants and no antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for the six months ended June 30, 2009.  There were 22 thousand and 20 thousand antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008, respectively.

Note 3 – Significant Accounting Policy

Under the provisions of SFAS Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms.  The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008
Impaired loans with a valuation allowance	$1,093	$2,550	$4,520
Impaired loans with no valuation allowance	12,602	5,565	277
Total impaired loans	$13,695	$8,115	$4,797

Allowance for credit losses applicable to impaired loans	$454	$341	$991
Allowance for credit losses applicable to other than impaired loans	10,330	8,979	7,291
Total allowance for credit losses	$10,784	$9,320	$8,282

Average recorded investment in impaired loans	$4,817	$5,477	$3,924

Gross interest income of $327 thousand for the first six months of 2009, $476 thousand for fiscal year 2008 and $187 thousand for the first six months of 2008 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $4 thousand for the first six months of 2009, $193 thousand for fiscal year 2008 and $190 thousand for the first six months of 2008.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2009:
Obligations of U.S. Treasury	$6,990	$1	$-	$6,991
Obligations of U.S. Government agencies and corporations	47,026	975	281	47,720
Mortgage-backed securities	21,316	625	62	21,879
Federal Home Loan Bank stock	2,822	-	-	2,822
Federal Reserve Bank stock	302	-	-	302
Other equity securities	561	3	-	564
	$79,017	$1,604	$343	$80,278

December 31, 2008:
Obligations of U.S. Treasury	$1,000	$-	$-	$1,000
Obligations of U.S. Government agencies and corporations	49,996	1,451	-	51,447
Mortgage-backed securities	22,028	879	8	22,899
Federal Home Loan Bank stock	3,003	-	-	3,003
Federal Reserve Bank stock	302	-	-	302
Other equity securities	551	2	-	553
	$76,880	$2,332	$8	$79,204

Held-to-maturity securities:
June 30, 2009:
Obligations of states and political subdivisions	$8,994	$139	$22	$9,111

December 31, 2008:
Obligations of states and political subdivisions	$10,252	$159	$21	$10,390

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2009, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$17,651	$281	$-	$-	$17,651	$281
Mortgage-backed securities	3,095	62	-	-	3,095	62
Total	$20,746	$343	$-	$-	$20,746	$343

The available-for-sale securities have a fair value of approximately $80.3 million, of which approximately $20.7 million of these securities have unrealized losses when compared to their purchase price.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.43%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the available-for-sale portfolio are temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2009, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities::
Obligations of states and political subdivisions	$817	$6	$798	$16	$1,615	$22

The held-to-maturity securities have a fair value of approximately $9.1 million, of which approximately $1.6 million of these securities have unrealized losses when compared to their purchase price.  All of the securities with unrealized losses are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.24%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 5 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2009, total commitments to extend credit were approximately $173.7 million.  The comparable amount was $211.4 million at December 31, 2008.  Outstanding letters of credit were approximately $18.6 million at June 30, 2009 and $12.5 million at December 31, 2008.

Note 6 - Stock-Based Compensation

At June 30, 2009, Shore Bancshares, Inc. had three equity compensation plans:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); (ii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The plans are described in detail in Note 13 to the audited financial statements contained in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008.  The ability of Shore Bancshares, Inc. to grant options under the 1998 Option Plan terminated by its terms on March 3, 2008, but stock options granted under the 1998 Option Plan were outstanding at June 30, 2009.

Stock-based awards granted to date are generally time-based, vesting on each anniversary of the grant date over a three to five-year period of time and, in the case of stock options, expiring 10 years from the grant date.  ESPP awards allow employees to purchase shares of Shore Bancshares, Inc. common stock at 85% of the fair market value on the date of grant.  ESPP grants are 100% vested at date of grant and have a 27-month term.

During the three and six months ended June 30, 2009, the Company recognized pre-tax stock-based compensation expense of $25 thousand and $46 thousand, respectively, compared to $24 thousand and $47 thousand, respectively, for the same periods last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $510 thousand as of June 30, 2009.  The weighted-average period over which this unrecognized expense was expected to be recognized was 2.9 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2009:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at January 1, 2009	16,859	$22.55
Granted	14,254	18.12
Vested	(3,708)	22.63
Cancelled	-	-
Nonvested at June 30, 2009	27,405	$20.23

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2009 and 2008 reflected forfeitures as they occurred.

No options were granted during the first six months of 2009 or 2008.

The following table summarizes stock option activity for the Company under all plans for the six months ended June 30, 2009:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	18,550	$15.52
Granted	-	-
Exercised	(25)	21.33
Expired/Cancelled	(4,975)	21.33
Outstanding at end of period	13,550	13.37	$61,932

Exercisable at end of period	13,550	$13.37	$61,932

The following summarizes information about options outstanding at June 30, 2009:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$14.00	3,255	3,255	0.7
13.17	10,295	10,295	2.9
	13,550	13,550

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was less than $1 thousand. The comparable amount for the six months ended June 30, 2008 was approximately $58 thousand.  Cash received upon exercise of options during the first six months of 2009 and 2008 was approximately $1 thousand and $77 thousand, respectively.

Note 7 – Segment Reporting

The Company operates in two primary business segments:  Community Banking and Insurance Products and Services.  Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 19-branch network.  Community banking activities include small business services, retail brokerage, and consumer banking products and services.  Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit.  Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by line of business for the first six months of 2009 and 2008 is included in the following table:

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2009
Interest income	$29,063	$33	$-	$29,096
Interest expense	(8,912)	-	(40)	(8,952)
Provision for credit losses	(3,616)	-	-	(3,616)
Noninterest income	4,134	6,563	-	10,697
Noninterest expense	(11,837)	(5,666)	(3,073)	(20,576)
Net intersegment income (expense)	(2,799)	(238)	3,037	-
Income (loss) before taxes	6,033	692	(76)	6,649
Income tax (expense) benefit	(2,308)	(264)	29	(2,543)
Net income	$3,725	$428	$(47)	$4,106

Total assets	$1,134,421	$20,012	$3,779	$1,158,212

2008
Interest income	$31,018	$32	$-	$31,050
Interest expense	(11,320)	-	(68)	(11,388)
Provision for credit losses	(1,077)	-	-	(1,077)
Noninterest income	3,607	7,089	-	10,696
Noninterest expense	(10,306)	(6,189)	(2,825)	(19,320)
Net intersegment income (expense)	(2,431)	(194)	2,625	-
Income (loss) before taxes	9,491	738	(268)	9,961
Income tax (expense) benefit	(3,643)	(283)	103	(3,823)
Net income	$5,848	$455	$(165)	$6,138

Total assets	$995,389	$20,719	$3,355	$1,019,463

Note 8 – Disclosures about Fair Value of Financial Instruments

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

Loan Receivables
The fair values of categories of fixed rate loans, such as commercial loans, residential mortgage, and other consumer loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Other loans, including variable rate loans, are adjusted for differences in loan characteristics.

Financial Liabilities
The fair values of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair values of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  These estimates do not take into consideration the value of core deposit intangibles.  The fair values of securities sold under agreements to repurchase and long-term debt is estimated using the rates offered for similar borrowings.

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

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$107,362	$107,362	$27,294	$27,294
Investment securities	89,272	89,389	89,456	89,594
Loans	919,088	939,575	888,528	914,695
Less: allowance for loan losses	(10,784)	-	(9,320)	_ -
	$1,104,938	$1,136,326	$995,958	$1,031,583

Financial liabilities:
Deposits	$981,334	$990,914	$845,371	$861,951
Short-term borrowings	28,096	28,096	52,969	52,969
Long-term debt	7,947	8,011	7,947	8,060

	$1,017,377	$1,027,021	$906,287	$922,980

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Unrecognized financial instruments:
Commitments to extend credit	$173,662	$-	$211,423	$-
Standby letters of credit	18,592	-	12,508	-

	$192,254	$-	$223,931	$-

Note 9 – Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” provides a framework for measuring and disclosing fair value under GAAP. SFAS 157 requires disclosures about the fair values of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivative assets and liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment (impaired loans) and foreclosed assets (other real estate owned). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS 157, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine their fair values. These hierarchy levels are:

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

The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.”  The fair values of impaired loans are estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair values of expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with SFAS 157, impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of June 30, 2009, the Company’s derivative instruments consisted solely of interest rate swaps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheet.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at June 30, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Treasury	$6,991	$6,991	$-	$-
U.S. Government agencies	47,720	-	47,720	-
Mortgage-backed securities	21,879	-	21,879	-
Federal Home Loan Bank stock	2,822	-	2,822	-
Federal Reserve Bank stock	302	-	302	-
Other equity securities	564	-	564	-
	$80,278	$6,991	$73,287	$-

Interest rate swap	$654	$-	$654	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$12,568	$-	$-	$12,568
Other real estate owned	2,212	-	-	2,212

Impaired loans had a carrying amount of $13.7 million with a valuation allowance of $1.1 million at June 30, 2009.

Note 10 – Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of two correspondent banks, is carried at cost and, as of June 30, 2009 and December 31, 2008, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta and the FHLB of Pittsburgh.

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

The FHLB of Atlanta announced that it would not pay dividends for the fourth quarter of 2008 and will no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  Similarly, the FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks, citing a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB of Pittsburgh last paid a dividend in the third quarter of 2008.

Management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2009.

Note 11 – Derivative Instruments and Hedging Activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  Changes in the fair values of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of taxes.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  The Company uses derivative instruments to hedge its exposure to changes in interest rates.  The Company does not use derivatives for any trading or other speculative purposes.

During the second quarter of 2009, the Company entered into 5-year interest rate swap agreements with notional amounts of $70 million to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97%.  The interest rate swaps did not initially qualify for hedge accounting.  At June 30, 2009, the aggregate fair value of the derivatives was an asset of $654 thousand, which is included in other assets in the accompanying consolidated balance sheet.  The  Company recorded a gain  relating to the swap transactions of $420 thousand for the three and six months ended June 30, 2009 and is included in other noninterest income.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.

Note 12 – Repurchase of Preferred Stock

On April 15, 2009, the Company completed the repurchase of all 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share, that were sold to the U.S. Department of Treasury (“Treasury”) on January 9, 2009 pursuant to the Troubled Asset Relief Program Capital Purchase Program.  The repurchase price was $25 million, plus accrued dividends of $208 thousand.  At the time of the repurchase, the preferred stock had a carrying value of $23.5 million.  The difference between the repurchase price and carrying value represented an additional accelerated deemed dividend of $1.5 million.  As a result, total dividends paid on the preferred stock was $1.8 million for the six months ended June 30, 2009.  The repurchase was approved by the Treasury following consultation with and approval from the Federal Reserve Bank of Richmond and the Federal Deposit Insurance Corporation.

Note 13 – New Accounting Pronouncements

Pronouncements adopted
SFAS No. 141(R), “Business Combinations.”  During December 2007, the FASB issued SFAS 141(R). SFAS 141(R) recognizes and measures the goodwill acquired in a business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted SFAS No. 141R effective January 1, 2009.  This statement will change the Company’s accounting treatment for business combinations on a prospective basis.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this Statement effective January 1, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

SFAS No. 165, “Subsequent Events.”  SFAS 165 incorporates accounting guidance that originated as U.S. auditing standards into the body of authoritative literature issued by the FASB.  SFAS 165 is based on the same principles as those that currently exist in the auditing standards.  However, the new standard does make a few changes such as eliminating Type I and Type II subsequent events and requiring an entity to disclose the date through which it evaluated subsequent events.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted SFAS 165 effective June 30, 2009 and adoption did not have a material effect on the Company’s consolidated financial statements.

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

FSP Nos. FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the FSPs effective June 30, 2009 and adoption did not have a material effect on the Company’s consolidated results of operations.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

Pronouncements issued but not yet effective
SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), The Centreville National Bank of Maryland located in Centreville, Maryland (“Centreville National Bank”) and The Felton Bank, located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”).  The Banks operate 19 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”) and the mortgage broker business through Wye Mortgage Group, LLC, all of which are wholly-owned subsidiaries of Shore Bancshares, Inc.

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

RECENT DEVELOPMENTS

During the second quarter of 2009, we discovered that The Felton Bank’s calculation of the allowance for credit losses with respect to several loan relationships did not reflect the full loss exposure as of March 31, 2009 as calculated pursuant to SFAS No. 114.  As a result of this error, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to revise the provision for credit losses and the related allowance for credit losses in our interim consolidated financial statements for that quarter.  On July 30, 2009, we received a comment letter from the SEC requesting, among other things, that we further amend the Quarterly Report (specifically, by revising the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to provide additional information about the error, the loans involved, and any related impact on the Company’s policies and procedures.  We intend to respond to the SEC’s comment letter and further amend the 10-Q for the quarter ended March 31, 2009 in the near future.  We do not believe that our responses to the SEC’s comments, including a further amendment to our Form 10-Q, are material to an understanding of the following discussion.  For further information, see Item 4 of Part I of this report.

OVERVIEW

Net income for the second quarter of 2009 was $354 thousand, or diluted earnings per common share of $0.04, compared to $2.8 million, or diluted earnings per common share of $0.33, for the second quarter of 2008.  For the first quarter of 2009, net income was $1.9 million or $0.22 diluted earnings per common share.  Annualized return on average assets was 0.13% for the three months ended June 30, 2009, compared to 1.12% for the same period in 2008.  Annualized return on average stockholders’ equity was 1.07% for the second quarter of 2009, compared to 8.98% for the second quarter of 2008.  For the first quarter of 2009, annualized return on average assets was 0.72% and return on average equity was 5.05%.

Net income for the first six months of 2009 was $2.2 million, or diluted earnings per common share of $0.27, compared to $6.1 million, or diluted earnings per common share of $0.73, for the first six months of 2008.  Annualized return on average assets was 0.41% for the six months ended June 30, 2009, compared to 1.25% for the same period in 2008.  Annualized return on average stockholders’ equity was 3.18% for the first six months of 2009, compared to 10.02% for the first six months of 2008.

During the first six months of 2009, net income available to common stockholders was negatively impacted by dividends and discount accretion associated with the January 9, 2009 sale and April 15, 2009 repurchase of preferred stock under the U.S. Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The dividends and accretion for the second quarter of 2009 totaled $1.5 million.  The comparable amount for the first six months of 2009 was $1.9 million.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended June 30, 2009 was $10.1 million, an increase of 4.7% when compared to the same period last year.  An increase in average earning assets and lower rates paid on interest bearing liabilities were sufficient to offset the decline in yields on earning assets.  The net interest margin was 3.85% for the second quarter of 2009, a decrease of 32 basis points when compared to the second quarter of 2008.  The 400 basis-point reduction in interest rates by the Federal Reserve during 2008 had a significant impact on the overall yield on earning assets.  Net interest income increased slightly from the first quarter of 2009, mainly due to a higher volume of average earning assets.  The net interest margin decreased 24 basis points from 4.09% for the first quarter of 2009.

Interest income was $14.6 million for the second quarter of 2009, a decrease of 3.3% from the second quarter of 2008.  Average earning assets increased 13.0% during the second quarter of 2009 when compared to the same period in 2008, while yields earned decreased 97 basis points to 5.56%.  Average loans increased 11.1% while the yield earned on loans decreased 79 basis points. Loans comprised 86.1% of total average earning assets for the second quarter of 2009, a decrease from the 87.7% for the second quarter of 2008.  The mix of earning assets shifted from loans and securities to Federal funds sold which comprised 5.3% of total earning assets compared to 1.6% for the second quarter of 2008. Interest income increased 1.1% when compared to the first quarter of 2009.  Average earning assets increased 5.4% during the second quarter of 2009 when compared to the first quarter of 2009, while yields earned decreased 31 basis points.

Interest expense decreased 17.3% for the three months ended June 30, 2009 when compared to the same period last year. Average interest bearing liabilities increased 14.6%, while rates paid decreased 82 basis points to 2.10%.  During the second quarter of 2009, the Company began to participate in the Promontory Insured Network Deposits Program (“IND”).   When comparing the second quarter of 2009 to the second quarter of 2008, the $137.3 million increase in average interest bearing deposits included approximately $60.6 million from the IND program.  The Company incurs the largest amount of interest expense from time deposits.  For the three months ended June 30, 2009, the average balance of certificates of  deposit $100,000 or more increased 33.9% when compared to the same period last year, while the average rate paid decreased 106 basis points to 3.20%.  Average other time deposits increased 9.3%, while the rate paid on average other time deposits decreased 78 basis points when compared to the second quarter of 2008.  Interest expense increased 3.1% when compared to the first quarter of 2009.  Average interest bearing liabilities increased 9.2% during the quarter ended June 30, 2009 when compared to the first quarter of 2009, while rates paid decreased 15 basis points.  When comparing the second quarter of 2009 to the first quarter of 2009, the $87.3 million increase in average interest bearing deposits also included the approximately $60.6 million from the IND program.

Net interest income for the six months ended June 30, 2009 was $20.1 million, an increase of 2.5% when compared to the same period last year.  An increase in the volume of average earning assets and a reduction in the cost of funds were sufficient to offset the decline in yields on earning assets.  The net interest margin was 3.96% for the first six months of 2009, a decrease of 34 basis points when compared to the first six months of 2008.

Interest income was $29.1million for the first six months of 2009, a decrease of 6.3% from the first six months of 2008.  Average earning assets increased 11.1% during the six months ended June 30, 2009 when compared to the same period in 2008, while yields earned decreased 105 basis points to 5.71%.  Average loans increased 11.9% during the first six months of 2009, while the yield earned on loans decreased 99 basis points when compared to the same period of 2008.  Loans comprised 87.6% and 87.1% of total average earning assets for the first six months of 2009 and 2008, respectively.

Interest expense decreased 21.4% for the six months ended June 30, 2009 when compared to the same period last year.  Average interest bearing liabilities increased 10.4%, while rates paid decreased 87 basis points to 2.18%.  For the six months ended June 30, 2009, the average balance of certificates of  deposit $100,000 or more increased 33.1% when compared to the same period last year, while the average rate paid decreased 114 basis points to 3.30%.  Average other time deposits increased 8.1%, while the rate paid on average other time deposits decreased 83 basis points when compared to the first six months of 2008.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2009 and 2008.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$913,671	$13,795	6.06%	$822,781	$14,003	6.85%
Investment securities
Taxable	75,277	768	4.09	83,654	945	4.54
Tax-exempt	8,110	122	6.02	11,200	167	6.01
Federal funds sold	55,699	23	0.16	15,194	83	2.21
Interest bearing deposits	8,129	6	0.33	5,812	29	2.01
Total earning assets	1,060,886	14,714	5.56%	938,641	15,227	6.53%
Cash and due from banks	18,705			16,618
Other assets	51,595			50,315
Allowance for credit losses	(10,848)			(8,102)
Total assets	$1,120,338			$997,472

Interest bearing liabilities
Demand deposits	$125,076	76	0.24%	$109,716	95	0.35%
Money market and savings deposits	222,825	351	0.63	183,392	659	1.45
Certificates of deposit $100,000 or more	245,210	1,954	3.20	183,108	1,940	4.26
Other time deposits	239,668	2,060	3.45	219,250	2,303	4.23
Interest bearing deposits	832,779	4,441	2.14	695,466	4,997	2.89
Short-term borrowings	25,435	28	0.45	45,354	316	2.80
Long-term debt	7,947	75	3.78	15,101	182	4.85
Total interest bearing liabilities	866,161	4,544	2.10%	755,921	5,495	2.92%
Noninterest bearing deposits	109,652			106,035
Other liabilities	11,918			11,686
Stockholders’ equity	132,607			123,830
Total liabilities and stockholders’ equity	$1,120,338			$997,472

Net interest spread		$10,170	3.46%		$9,732	3.61%
Net interest margin			3.85%			4.17%

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$906,066	$27,455	6.11%	$809,815	$28,604	7.10%
Investment securities
Taxable	75,067	1,524	4.09	87,638	2,025	4.65
Tax-exempt	8,605	253	5.92	11,938	357	6.01
Federal funds sold	38,873	30	0.15	15,856	205	2.61
Interest bearing deposits	5,298	7	0.28	5,013	67	2.69
Total earning assets	1,033,909	29,269	5.71%	930,260	31,258	6.76%
Cash and due from banks	15,395			16,482
Other assets	50,487			50,855
Allowance for credit losses	(10,259)			(7,909)
Total assets	$1,089,532			$989,688

Interest bearing liabilities
Demand deposits	$123,104	148	0.24%	$112,465	266	0.48%
Money market and savings deposits	188,165	525	0.56	179,378	1,364	1.53
Certificates of deposit $100,000 or more	241,997	3,966	3.30	181,831	4,010	4.44
Other time deposits	236,077	4,087	3.50	218,323	4,700	4.33
Interest bearing deposits	789,343	8,726	2.23	691,997	10,340	3.00
Short-term borrowings	32,469	77	0.48	44,354	682	3.09
Long-term debt	7,947	149	3.78	15,013	366	4.90
Total interest bearing liabilities	829,759	8,952	2.18%	751,364	11,388	3.05%
Noninterest bearing deposits	106,968			103,508
Other liabilities	11,304			11,642
Stockholders’ equity	141,501			123,174
Total liabilities and stockholders’ equity	$1,089,532			$989,688

Net interest spread		$20,317	3.53%		$19,870	3.71%
Net interest margin			3.96%			4.30%

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the second quarter of 2009 increased $153 thousand, or 2.9%, when compared to the second quarter of 2008. Included in other noninterest income was a $420 thousand mark-to-market gain on interest rate swaps.  This was partially offset by a reduction in insurance agency commissions of $326 thousand.  Noninterest income for the second quarter of 2009 remained relatively unchanged when compared to the first quarter of 2009.

Noninterest income for both the first six months of 2009 and 2008 was $10.7 million.  The increase in other noninterest income, which included the $420 thousand mark-to-market gain on interest rate swaps, was mainly offset by decreases in insurance agency commissions.

Noninterest Expense
Noninterest expense for the second quarter of 2009 increased $964 thousand, or 9.9%, when compared to the second quarter of 2008.  The increase was primarily attributable to higher FDIC insurance premiums of $860 thousand and increased salaries of $191 thousand.  The second quarter 2009 FDIC insurance premium included a special one-time assessment of $513 thousand.  Noninterest expense increased $810 thousand, or 8.2%, from the first quarter of 2009 primarily due to higher FDIC insurance premiums of $676 thousand.

Noninterest expense for the first six months of 2009 increased $1.3 million, or 6.5%, when compared to the first six months of 2008.  The increase was primarily attributable to higher FDIC insurance premiums of $1.1 million and increased salaries of $124 thousand.

Income Taxes
The effective tax rate was 38.1% for the three months ended June 30, 2009, compared to 38.3% for the same period last year.  For the six months ended June 30, 2009 and 2008, the effective tax rates were 38.2% and 38.4%, respectively.  Management believes that currently there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $919.1 million at June 30, 2009, an increase of $30.6 million, or 3.4%, since December 31, 2008.  Average loans, net of unearned income, were $913.7 million for the three months ended June 30, 2009, an increase of $90.9 million, or 11.1%, when compared to the same period last year.  Average loans, net of unearned income, were $906.1 million for the six months ended June 30, 2009, an increase of $96.3 million, or 11.9%, when compared to the same period in 2008.

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

The provision for credit losses for the three months ended June 30, 2009 and 2008 was $1.7 million and $615 thousand, respectively. The provision for credit losses for the first quarter of 2009 was $1.9 million.  The increased level of provision expense in both the first and second quarters of 2009 were the result of growth in the loan portfolio, the overall increase in nonperforming assets and loan charge-offs, as well as overall economic conditions.  The provision for credit losses for the six months ended June 30, 2009 and 2008 was $3.6 million and $1.1 million, respectively.  Management believes that we continue to maintain strong underwriting guidelines and emphasize credit quality.  If the current economic recession continues or gets worse, we will likely experience higher levels of provision expense, nonperforming assets and charge-offs.  As problem loans are identified, management takes  prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $1.6 million for the three months ended June 30, 2009, compared to $259 thousand for the same period last year and $546 thousand for the first quarter of 2009.  The allowance for credit losses as a percentage of average loans was 1.18% for the second quarter of 2009, 1.01% for the second quarter of 2008 and 1.19% for the first quarter of 2009.  Net charge-offs were $2.2 million for the first six months of 2009, compared to $346 thousand for the same period in 2008. The allowance for credit losses as a percentage of average loans increased to 1.19% for the first six months of 2009 from 1.02% for the same period last year.  Nonperforming assets were $15.9 million at June 30, 2009, compared to $8.3 million at December 31, 2008, with nonaccrual loans increasing $5.6 million and other real estate owned increasing $2.1 million.  The increase in nonaccrual loans was primarily in residential real estate.  Loans past due 90 days and still accruing at June 30, 2009 increased to $8.1 million from $1.4 million at December 31, 2008.  The increase was primarily related to one $5 million secured participation loan purchased from a regional bank.  The customer continues to make interest payments, however, the loan is matured and the lead bank is negotiating a renewal with the customer.  Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at June 30, 2009.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance balance – beginning of period	$8,282	$7,926	$7,551	$7,551
Charge-offs:
Real estate – construction	(128)	-	(215)	-
Real estate – residential	(611)	(59)	(951)	(71)
Real estate – commercial	(173)	-	(173)	-
Commercial	(629)	(154)	(727)	(196)
Consumer	(88)	(72)	(199)	(135)
Totals	(1,629)	(285)	(2,265)	(402)
Recoveries:
Real estate – construction	2	-	2	-
Real estate – residential	1	-	53	8
Real estate – commercial	-	-	-	-
Commercial	-	4	4	7
Consumer	20	22	54	41
Totals	23	26	113	56
Net charge-offs	(1,606)	(259)	(2,152)	(346)
Provision for credit losses	1,681	615	3,616	1,077
Allowance balance – end of period	$10,784	$8,282	$10,784	$8,282

Average loans outstanding during the period	$913,671	$822,781	$906,066	$809,815
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.71%	0.13%	0.95%	0.09%
Allowance for credit losses at period end as a percentage of average loans	1.18%	1.01%	1.19%	1.02%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio.  Although the economy of our market area does not appear to be as weak as in other parts of the country, we have experienced weakness in the local real estate market and related construction industry as a result of the widely-publicized banking crisis and its impact on the global economy, which has resulted in higher provisions for credit losses and loan charge-offs for us.

We have a concentration of commercial real estate loans.  Commercial real estate loans, excluding construction and land development loans, were approximately $298.1 million, or 32.4% of total loans, at June 30, 2009, compared to $304.4 million, or 34.3% of total loans, at December 31, 2008.  Construction and land development loans were $178.9 million, or 19.5% of total loans, at June 30, 2009, compared to $179.8 million, or 20.2% of total loans, at December 31, 2008.  We do not engage in foreign or subprime lending activities.

Nonperforming Assets
The following table summarizes our nonperforming and past due assets:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Nonperforming assets
Nonaccrual loans
Real estate – construction	$5,706	$5,277
Real estate – residential	4,611	1,015
Real estate – commercial	1,127	1,682
Commercial	2,204	137
Consumer	47	4
Total nonaccrual loans	13,695	8,115
Other real estate owned	2,212	148
Total nonperforming assets	15,907	8,263
Loans 90 days past due and still accruing	8,055	1,381
Total nonperforming assets and past due loans	$23,962	$9,644

Investment Securities
Investment securities totaled $89.3 million at June 30, 2009, relatively unchanged from the $89.5 million at December 31, 2008.  The average balance of investment securities was $83.4 million for the three months ended June 30, 2009, compared to $94.6 million for the same period in 2008.  The tax equivalent yields on investment securities were 4.28% and 4.72% for the three months ended June 30, 2009 and 2008, respectively.  The average balance of investment securities was $83.7 million for the six months ended June 30, 2009, compared to $99.6 million for the same period in 2008.  The tax equivalent yields on investment securities were 4.28% and 4.81% for the six months ended June 30, 2009 and 2008, respectively. The decrease in average balances for both the three and six month periods compared to one year ago reflected the use of proceeds from maturing securities to fund loan growth.

Deposits
Total deposits at June 30, 2009 were $981.3 million, compared to $845.4 million at December 31, 2008.  All categories of deposits grew from the comparable amounts at the end of 2008.  The largest growth was in money market and savings which increased $93.3 million, or 61.8%, of which approximately $80 million of the increase was from participation in the IND program which began in the second quarter of 2009.

Short-Term Borrowings
Short-term borrowings at June 30, 2009 and December 31, 2008 were $28.1 million and $53.0 million, respectively.  Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”).  Short-term advances are defined as those with original maturities of one year or less.  The decline in short-term borrowings is primarily due to the repayment of advances from the FHLB since December 31, 2008.

Long-Term Debt
At June 30, 2009 and December 31, 2008, the Company had the following long-term debt:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
FLHB 4.17% Advance due November 2009	$3,000	$3,000
FHLB 3.09% Advance due January 2010	3,000	3,000
Acquisition-related debt, 4.08% interest, annual installments for five years	1,947	1,947
	$7,947	$7,947

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  During the second quarter of 2009 we began participating in the IND program which resulted in increased deposits and liquidity.  The program was entered into for a five year period and has a guaranteed minimum funding level of $70 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  Talbot Bank and Centreville National Bank are also members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh to which they have pledged collateral sufficient to permit additional borrowings of up to approximately $66.7 million in the aggregate at June 30, 2009. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $127.9 million at June 30, 2009, compared to $127.4 million at December 31, 2008.  The slight increase in stockholders’ equity since the end of 2008 included the $1.5 million increase in warrants partially offset by dividends paid to common stockholder exceeding net income available to common stockholder by $462 thousand. Also, accumulated other comprehensive income, which consisted solely of net unrealized gains or losses on investment securities available for sale, decreased $639 thousand since the end of 2008, resulting in accumulated other comprehensive income of $754 thousand at June 30, 2009.

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

A comparison of the capital ratios of Shore Bancshares, Inc. (on a consolidated basis) as of June 30, 2009 and December 31, 2008 to the minimum regulatory requirements is presented below:

			Minimum
	June 30,	December 31,	Regulatory
	2009	2008	Requirements
Tier 1 risk-based capital ratio	11.27%	11.65%	4.00%
Total risk-based capital ratio	12.34%	12.74%	8.00%
Leverage ratio	9.60%	10.27%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2009 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2009, we discovered that The Felton Bank’s calculation of the allowance for credit losses with respect to several loan relationships did not reflect the full loss exposure as of March 31, 2009 as calculated pursuant to Statement of Financial Accounting Standards No. 114 (“SFAS 114”). As a result of this error, we filed an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to revise the provision for credit losses and the related allowance for credit losses in our interim consolidated financial statements for that quarter.  Management believes that the miscalculation, which was discovered as a result of an examination of The Felton Bank by the FDIC, was the result of an error in the preparation and review of The Felton Bank's calculation of the allowance for credit losses. Management implemented the following changes in our controls during the second quarter of 2009 to help ensure, to the extent reasonably possible, that such error does not re-occur in the future:

•	Appointed three senior officers from The Centreville National Bank of Maryland (“CNB”) to The Felton Bank’s loan committee to assist in credit underwriting and loan relationship management; and
•
These three senior officers, along with other members of CNB’s loan administration staff, began assisting The Felton Bank in the preparation and review of its methodology for determining the adequacy of the allowance for credit losses, including analysis of impaired loans under SFAS 114.

Other than as discussed above, there was no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Stockholders held on April 29, 2009, the stockholders of Shore Bancshares, Inc. voted on the election of directors, the ratification of the appointment of the Company’s auditors for fiscal year 2009 and the approval of the Company’s executive compensation program.  The Board of Directors submitted these matters to a vote through the solicitation of proxies.  The results of the votes are set forth below:

Proposal 1 - To elect five individuals to serve as Class III Directors until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualify, and one individual to serve as Class I Director until the 2010 Annual Meeting of Stockholders and until his successor is duly elected and qualifies.

Class III Directors	For	Withheld	Abstain	Broker Non-Votes

Lloyd L. Beatty, Jr.	6,749,878	37,333	-	-
Paul M. Bowman	6,758,315	28,896	-	-
Jerry F. Pierson	6,763,075	24,136	-	-
W. Moorhead Vermilye	6,749,284	37,927	-	-
James A. Judge	6,756,608	30,603	-	-

Class I Director	For	Withheld	Abstain	Broker Non-Votes

John H. Wilson	6,753,934	33,277	-	-

Proposal 2 - To ratify the appointment of Stegman & Company as the Company’s independent registered public accounting firm for fiscal year 2009.

For	Against	Abstain	Broker Non-Votes
6,768,762	12,735	5,714	-

Proposal 3 - To approve the Company’s executive compensation program.

For	Against	Abstain	Broker Non-Votes
6,326,858	343,444	116,909	-

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

SHORE BANCSHARES, INC.

Date: August 10, 2009	BY:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: August 10, 2009	BY:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).