Form 10-Q/A
period 2009-03-31
SHORE BANCSHARES INC
filed 2009-08-27
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as amended by Amendment No. 1 on Form 10-Q/A, by (i) adding a new Note 11 to the March 31, 2009 consolidated financial statements presented therein to provide certain disclosures required by Statement of Financial Accounting Standards No. 154 in response to the July 7, 2009 restatement of such consolidated financial statements, and (ii) revising management’s conclusions in Item 4 of Part I with respect to the effectiveness of the registrant’s disclosure controls and procedures as of March 31, 2009.  Except as expressly provided herein, this Amendment No. 2 speaks as of the date of the original filing and the registrant has not updated the disclosures to speak as of a later date.  All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the registrant’s reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.  Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, and 32.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Restated)
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
	(Restated)
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

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2009 (Restated) and 2008
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	2,213	-	2,213
Unrealized losses on available-for-sale securities, net of taxes						(370)	(370)

Total comprehensive income							1,843

Warrants issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	57	-	-	-	(57)	-	-

Common shares issued for employee stock-based awards	-	-	-	1	-	-	1

Stock-based compensation expense	-	-	-	21	-	-	21

Preferred stock dividends ($5.00 per share)	-	-	-	-	(125)	-	(125)

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,344)	-	(1,344)

Balances, March 31, 2009	$23,514	$84	$1,543	$29,790	$96,827	$1,023	$152,781

Balances, January 1, 2008	$-	$84	$-	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	-	-	3,372	-	3,372
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	714	714
Total comprehensive income							4,086

Shares issued for employee stock-based awards	-	-	-	16	-	-	16

Stock-based compensation expense	-	-	-	23	-	-	23

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,343)	-	(1,343)

Balances, March 31, 2008	$-	$84	$-	$29,578	$92,076	$961	$122,699

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
	(Restated)
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

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Impaired loans with a valuation allowance	$2,952	$2,550	$3,387
Impaired loans with no valuation allowance	6,701	5,565	51
Total impaired loans	$9,653	$8,115	$3,438

Allowance for credit losses applicable to impaired loans	$1,460	$341	$999
Allowance for credit losses applicable to other than impaired loans	9,249	8,979	6,927
Total allowance for credit losses	$10,709	$9,320	$7,926

Average recorded investment in impaired loans	$7,242	$5,477	$3,489

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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at March 31, 2009.

Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$70,137	-	$70,137	-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,193	-	-	$8,193
Other real estate owned	1,463	-	-	1,463

Impaired loans had a carrying amount of $9.7 million with a valuation allowance of $1.5 million at March 31, 2009.

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

Note 11 - Restatement of Financial Information

On July 2, 2009, the Company reported that the Board of Directors had determined to restate its consolidated financial statements for the quarter ended March 31, 2009.  The restatement resulted in an increase in the allowance for credit losses of $1.023 million and a resulting decrease in net income of $665 thousand when compared to the amounts originally reported in the Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on May 11, 2009.  The error, which was discovered during an examination of one of the Company’s bank subsidiaries, The Felton Bank, by the FDIC, related to a failure to recognize the full losses on certain collateral dependent loans pursuant to SFAS No. 114 in The Felton Bank’s allowance calculation at March 31, 2009.  The loans involved in the error are primarily loans secured by 1-4 family or commercial real estate and/or business assets of the borrowers.  One loan totaling $224 thousand was on nonaccrual at March 31, 2009, while all of the remaining loans were current or less than 90 days past due at March 31, 2009.

The identification of the error did not result in any change to the Company’s methodology for determining the allowance for credit losses, although management has implemented additional controls to help prevent, to the extent reasonably possible, such an error from occurring in the future.  In addition, management reviewed the March 31, 2009 allowance calculations of each of its two other bank subsidiaries and discussed the error with management of those banks to confirm that such error did not exist outside of The Felton Bank at March 31, 2009.

The following table summarizes the impact of the restatement on the Company’s consolidated balance sheet, consolidated statement of income, consolidated statement of changes in stockholders’ equity and consolidated statement of cash flows as of and for the three months ended March 31, 2009 (in thousands, except per share data).

Consolidated Balance Sheet	As Originally Reported	Adjustment	As Restated

Allowance for Credit Losses	$(9,686)	$(1,023)	$(10,709)
Loans, Net	898,432	(1,023)	897,409
Deferred Income Taxes	1,982	358	2,340
Retained Earnings	97,492	(665)	96,827

Consolidated Statements of Income	As Originally Reported	Adjustment	As Restated
Provision for Credit Losses	$912	$1,023	$1,935
Net income before taxes	4,613	(1,023)	3,590
Income tax expense	1,735	(358)	1,377
Net income	2,878	(665)	2,213
Net income available to common shareholders	2,541	(665)	1,876
Basic earnings per common share	0.30	(0.08)	0.22
Diluted earnings per common share	0.30	(0.08)	0.22

Consolidated Statement of Changes in Stockholder’s Equity	As Originally Reported	Adjustment	As Restated
Net Income	$2,878	$(665)	$2,213
Retained Earnings	97,492	(665)	96,827

Consolidated Statement of Cash Flows	As Originally Reported	Adjustment	As Restated
Net Income	$2,878	$(665)	$2,213
Net change in other assets	139	(358)	(219)
Provision for credit losses	912	1,023	1,935

The restatement also affects Notes 2, 3, 6 and 7.

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

Prior to May 11, 2009, an evaluation of the effectiveness of these disclosure controls as of March 31, 2009 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, management, including the CEO and the PAO, concluded and disclosed in the original report to which this amendment relates that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level.  As discussed in the Explanatory Note to this amended report and in Note 11 to the financial statements presented herein, however, management subsequently became aware that The Felton Bank’s calculation of the allowance for credit losses with respect to several loan relationships did not reflect the full loss exposure as of March 31, 2009 as calculated pursuant to Statement of Financial Accounting Standards No. 114.  In light of this discovery, our disclosure controls and procedures as of March 31, 2009 have since been re-evaluated under the supervision and with the participation of management, including the CEO and the PAO.  Based on such re-evaluation, such officers have now determined that our disclosure controls and procedures were not, in fact, effective at the reasonable assurance level as of March 31, 2009.  Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

SHORE BANCSHARES, INC.

Date: August 27, 2009	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: August 27, 2009	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).