Form 10-Q
period 2009-09-30
SHORE BANCSHARES INC
filed 2009-11-09
CIK 1035092

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,418,963 shares of common stock outstanding as of October 31, 2009.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$13,699	$16,803
Interest bearing deposits with other banks	1,601	481
Federal funds sold	72,061	10,010
Investment securities:
Available for sale, at fair value	94,917	79,204
Held to maturity, at amortized cost – fair value of $9,183 (2009) and $10,390 (2008)	9,004	10,252

Loans	918,601	888,528
Less: allowance for credit losses	(10,723)	(9,320)
Loans, net	907,878	879,208

Insurance premiums receivable	1,193	1,348
Premises and equipment, net	14,012	13,855
Accrued interest receivable	4,769	4,606
Goodwill	15,954	15,954
Other intangible assets, net	5,535	5,921
Deferred income taxes	2,903	1,579
Other real estate owned	2,062	148
Interest rate caps	6,034	-
Other assets	6,063	5,272
TOTAL ASSETS	$1,157,685	$1,044,641

LIABILITIES
Deposits:
Noninterest bearing demand	$124,440	$102,584
Interest bearing demand	113,735	125,370
Money market and savings	243,576	150,958
Certificates of deposit $100,000 or more	275,351	235,235
Other time	235,094	231,224
Total deposits	992,196	845,371

Accrued interest payable	2,218	2,350
Short-term borrowings	17,673	52,969
Long-term debt	1,947	7,947
Other liabilities	15,432	8,619
TOTAL LIABILITIES	1,029,466	917,256

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,418,963 (2009) and 8,404,684 (2008)	84	84
Warrants	1,543	-
Additional paid in capital	29,844	29,768
Retained earnings	96,283	96,140
Accumulated other comprehensive income	465	1,393
TOTAL STOCKHOLDERS’ EQUITY	128,219	127,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,685	$1,044,641

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$14,001	$14,179	$41,372	$42,700
Interest and dividends on investment securities:
Taxable	800	924	2,324	2,949
Tax-exempt	77	95	241	327
Interest on federal funds sold	31	79	61	284
Interest on deposits with other banks	4	21	11	88
Total interest income	14,913	15,298	44,009	46,348

INTEREST EXPENSE
Interest on deposits	4,368	4,955	13,094	15,295
Interest on short-term borrowings	19	344	96	1,026
Interest on long-term debt	98	90	247	456
Total interest expense	4,485	5,389	13,437	16,777

NET INTEREST INCOME	10,428	9,909	30,572	29,571

Provision for credit losses	1,702	875	5,318	1,952

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,726	9,034	25,254	27,619

NONINTEREST INCOME
Service charges on deposit accounts	861	923	2,558	2,711
Other service charges and fees	763	668	2,275	2,169
Investment securities gains	-	-	49	-
Other than temporary impairment of securities	-	(371)	-	(371)
Insurance agency commissions income	2,744	2,845	8,972	9,595
Gain on disposals of premises and equipment	-	1,264	-	1,255
Loss on sale of investment in unconsolidated subsidiary	-	(337)	-	(337)
Other noninterest income	351	254	1,562	920
Total noninterest income	4,719	5,246	15,416	15,942

NONINTEREST EXPENSE
Salaries and wages	4,765	4,662	14,064	13,837
Employee benefits	1,211	1,140	3,791	3,708
Occupancy expense	616	558	1,752	1,594
Furniture and equipment expense	299	310	915	894
Data processing	675	610	1,865	1,728
Directors’ fees	109	131	394	426
Amortization of intangible assets	128	128	386	386
Insurance agency commissions expense	428	447	1,515	1,770
FDIC insurance premium expense	458	135	1,621	209
Other noninterest expenses	1,608	1,308	4,570	4,197
Total noninterest expense	10,297	9,429	30,873	28,749

INCOME BEFORE INCOME TAXES	3,148	4,851	9,797	14,812
Income tax expense	1,197	1,780	3,740	5,603

NET INCOME	1,951	3,071	6,057	9,209
Preferred stock dividends and discount accretion	-	-	1,876	-
Net income available to common shareholders	$1,951	$3,071	$4,181	$9,209

Basic earnings per common share	$0.23	$0.37	$0.50	$1.10
Diluted earnings per common share	$0.23	$0.37	$0.50	$1.10
Cash dividends paid per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	6,057	-	6,057
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	-	(276)	(276)
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(652)	(652)
Total comprehensive income							5,129

Warrants issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	68	-	-	-	(68)	-	-

Repurchase of preferred stock	(23,525)	-	-	-	-	-	(23,525)

Common shares issued for employee stock-based awards	-	-	-	2	-	-	2

Stock-based compensation expense	-	-	-	74	-	-	74

Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)

Cash dividends paid ($0.48 per share)	-	-	-	-	(4,038)	-	(4,038)

Balances, September 30, 2009	$-	$84	$1,543	$29,844	$96,283	$465	$128,219

Balances, January 1, 2008	$-	$84	$-	$29,539	$90,365	$247	$120,235

Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)

Comprehensive income:
Net income	-	-	-	-	9,209	-	9,209
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	102	102
Total comprehensive income							9,311

Shares issued for employee stock-based awards	-	-	-	136	-	-	136

Stock-based compensation expense	-	-	-	69	-	-	69

Cash dividends paid ($0.48 per share)	-	-	-	-	(4,032)	-	(4,032)

Balances, September 30, 2008	$-	$84	$-	$29,744	$95,224	$349	$125,401

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$1,951	$3,071	$6,057	$9,209

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	604	926	(410)	175
Tax effect	(241)	(370)	163	(73)
Reclassification of (gains) losses recognized in net income	-	-	(49)	-
Tax effect	-	-	20	-
Net of tax amount	363	556	(276)	102

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(1,093)	-	(1,093)	-
Tax effect	441	-	441	-
Net of tax amount	(652)	-	(652)	-
Total other comprehensive (loss) income	(289)	556	(928)	102
Comprehensive income	$1,662	$3,627	$5,129	$9,311

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,057	$9,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,318	1,952
Depreciation and amortization	1,370	1,330
Discount accretion on debt securities	(191)	(164)
Stock-based compensation expense	74	69
Gain on sales of securities	(49)	-
Other than temporary impairment of securities	-	371
Gain on disposals of premises and equipment	-	(1,255)
Loss on sale of investment in unconsolidated subsidiary	-	337
Loss on sales of other real estate owned	-	50
Write-downs of other real estate owned	159	-
Net changes in:
Insurance premiums receivable	155	(81)
Accrued interest receivable	(163)	(15)
Other assets	(2,124)	(1,592)
Accrued interest payable	(132)	(656)
Other liabilities	285	579
Net cash provided by operating activities	10,759	10,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	36,686	71,189
Proceeds from sales of investment securities available for sale	2,048	-
Purchases of securities available for sale	(54,851)	(56,416)
Proceeds from maturities and principal payments of securities held to maturity	2,815	2,991
Purchases of securities held to maturity	(1,563)	(1,012)
Net increase in loans	(36,059)	(90,109)
Purchases of premises and equipment	(982)	(292)
Proceeds from sales of premises and equipment	-	2,773
Proceeds from sale of investment in unconsolidated subsidiary	-	600
Proceeds from sales of other real estate owned	-	264
Purchases of interest rate caps	(6,475)	-
Net cash used in investing activities	(58,381)	(70,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	102,839	29,990
Net increase in certificates of deposit	43,987	43,332
Net (decrease) increase in short-term borrowings	(35,296)	5,384
Proceeds from issuance of long-term debt	-	3,000
Repayment of long-term debt	(6,000)	(7,000)
Net receipt of counterparty collateral – interest rate caps	6,528
Proceeds from issuance of preferred stock and warrants	25,000	-
Repurchase of preferred stock	(23,525)	-
Proceeds from issuance of common stock	2	136
Preferred stock dividends paid	(1,808)	-
Common stock dividends paid	(4,038)	(4,032)
Net cash provided by financing activities	107,689	70,810
Net increase in cash and cash equivalents	60,067	10,932
Cash and cash equivalents at beginning of period	27,294	26,880
Cash and cash equivalents at end of period	$87,361	$37,812

Supplemental cash flows information:
Interest paid	$13,569	$17,433
Income taxes paid	$3,678	$7,437
Transfers from loans to other real estate owned	$2,072	$138

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated.The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2009, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2008 were derived from the 2008 audited financial statements.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements as prescribed by recently issued FASB ASC Topic 855, “Subsequent Events”.  The evaluation was conducted through November 9, 2009, the date these financial statements were issued.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income available to common shareholders	$1,951	$3,071	$4,181	$9,209
Weighted average shares outstanding - Basic	8,419	8,405	8,412	8,398
Dilutive effect of stock-based awards	4	6	4	7
Weighted average shares outstanding - Diluted	8,423	8,411	8,416	8,405
Earnings per common share - Basic	$0.23	$0.37	$0.50	$1.10
Earnings per common share - Diluted	$0.23	$0.37	$0.50	$1.10

That portion of a warrant to purchase 173 thousand weighted average shares of common stock was excluded from the diluted earnings per share calculation for the three months ended September 30, 2009 because its effect would have been antidilutive.  That portion of a warrant to purchase 168 thousand weighted average shares was excluded from the diluted earnings per share calculation for the nine months ended September 30, 2009 because its effect would have been antidilutive.  There were 3,000 and 16,000 antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, respectively.

Note 3 – Impaired Loans

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
Impaired loans with a valuation allowance	$548	$2,550	$2,290
Impaired loans with no valuation allowance	14,919	5,565	5,206
Total impaired loans	$15,467	$8,115	$7,496

Allowance for credit losses applicable to impaired loans	$226	$341	$318
Allowance for credit losses applicable to other than impaired loans	10,497	8,979	8,300
Total allowance for credit losses	$10,723	$9,320	$8,618

Average recorded investment in impaired loans	$11,733	$5,477	$4,817

Gross interest income of $576 thousand for the first nine months of 2009, $476 thousand for fiscal year 2008 and $314 thousand for the first nine months of 2008 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $4 thousand for the first nine months of 2009, $193 thousand for fiscal year 2008 and $193 thousand for the first nine months of 2008.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 4 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2009:
Obligations of U.S. Treasury	$5,996	$3	$-	$5,999
Obligations of U.S. Government agencies and corporations	52,913	1,043	68	53,888
Mortgage-backed securities	30,453	898	22	31,329
Federal Home Loan Bank stock	2,822	-	-	2,822
Federal Reserve Bank stock	302	-	-	302
Other equity securities	566	11	-	577
	$93,052	$1,955	$90	$94,917

December 31, 2008:
Obligations of U.S. Treasury	$1,000	$-	$-	$1,000
Obligations of U.S. Government agencies and corporations	49,996	1,451	-	51,447
Mortgage-backed securities	22,028	879	8	22,899
Federal Home Loan Bank stock	3,003	-	-	3,003
Federal Reserve Bank stock	302	-	-	302
Other equity securities	551	2	-	553
	$76,880	$2,332	$8	$79,204

Held-to maturity securities:
September 30, 2009:
Obligations of states and political subdivisions	$9,004	$192	$13	$9,183

December 31, 2008:
Obligations of states and political subdivisions	$10,252	$159	$21	$10,390

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2009, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$13,152	$68	$-	$-	$13,152	$68
Mortgage-backed securities	2,314	22	-	-	2,314	22
Total	$15,466	$90	$-	$-	$15,466	$90

The available-for-sale securities have a fair value of approximately $94.9 million.  Of these securities, approximately $15.5 million have unrealized losses when compared to their purchase prices.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.10%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at September 30, 2009, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$501	$6	$806	$7	$1,307	$13

The held-to-maturity securities have a fair value of approximately $9.2 million, of which approximately $1.3 million of these securities have unrealized losses when compared to their purchase price.  All of the securities with unrealized losses are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.14%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 5 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2009, total commitments to extend credit were approximately $158.4 million. The comparable amount was $211.4 million at December 31, 2008.  Outstanding letters of credit were approximately $20.1 million at September 30, 2009 and $12.5 million at December 31, 2008.

Note 6 - Stock-Based Compensation

At September  30, 2009, Shore Bancshares, Inc. had three equity compensation plans:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); (ii) the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”); and (iii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The plans are described in detail in Note 13 to the audited financial statements contained in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2008.  Under the terms of the 1998 Option Plan, Shore Bancshares, Inc.’s ability to grant options thereunder terminated on March 3, 2008, but stock options granted under that plan were outstanding at September 30, 2009.

Stock-based awards granted to date are generally time-based, vest on each anniversary of the grant date over a three to five-year period of time and, in the case of stock options, expire 10 years from the grant date.  ESPP awards are rights granted to employees to purchase shares of Shore Bancshares, Inc. common stock at 85% of the fair market value on the date of grant.  ESPP awards are 100% vested when granted and have 27-month terms.

During the three and nine months ended September 30, 2009, the Company recognized pre-tax stock-based compensation expense of $28 thousand and $74 thousand, respectively, compared to $22 thousand and $69  thousand, respectively, for the same periods last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $483 thousand as of September 30, 2009.  The weighted-average period over which this unrecognized expense was expected to be recognized was 2.8 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2009:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at January 1, 2009	16,859	$22.55
Granted	14,254	18.12
Vested	(3,708)	22.63
Cancelled	-	-
Nonvested at September 30, 2009	27,405	$20.23

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2009 and 2008 reflected forfeitures as they occurred.

No options were granted during the first nine months of 2009 or 2008.

The following table summarizes stock option activity for the Company under all plans for the nine months ended September 30, 2009:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	18,550	$15.52
Granted	-	-
Exercised	(25)	21.33
Expired/Cancelled	(4,975)	21.33
Outstanding at end of period	13,550	13.37	$45,536

Exercisable at end of period	13,550	$13.37	$45,536

The following summarizes information about options outstanding at September 30, 2009:

		Options Outstanding and Exercisable
Options Outstanding			Weighted Average
			Remaining
Exercise Price	Number	Number	Contract Life (in years)
$ 14.00	3,255	3,255	0.4
13.17	10,295	10,295	2.6
	13,550	13,550

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was less than $1 thousand. The comparable amount for the nine months ended September 30, 2008 was approximately $80 thousand.  Cash received upon exercise of options during the first nine months of 2009 and 2008 was approximately $1 thousand and $136 thousand, respectively.

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

Selected financial information by business segments for the first nine months of 2009 and 2008 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2009
Interest income	$43,957	$52	$-	$44,009
Interest expense	(13,378)	-	(59)	(13,437)
Provision for credit losses	(5,318)	-	-	(5,318)
Noninterest income	5,952	9,464	-	15,416
Noninterest expense	(17,806)	(8,456)	(4,611)	(30,873)
Net intersegment income (expense)	(4,118)	(362)	4,480	-
Income (loss) before taxes	9,289	698	(190)	9,797
Income tax (expense) benefit	(3,546)	(267)	73	(3,740)
Net income	$5,743	$431	$(117)	$6,057

Total assets	$1,133,949	$19,805	$3,931	$1,157,685

2008
Interest income	$46,299	$49	$-	$46,348
Interest expense	(16,676)	-	(101)	(16,777)
Provision for credit losses	(1,952)	-	-	(1,952)
Noninterest income	5,865	10,077	-	15,942
Noninterest expense	(15,486)	(9,128)	(4,135)	(28,749)
Net intersegment income (expense)	(3,577)	(312)	3,889	-
Income (loss) before taxes	14,473	686	(347)	14,812
Income tax (expense) benefit	(5,475)	(259)	131	(5,603)
Net income	$8,998	$427	$(216)	$9,209

Total assets	$1,013,939	$20,332	$2,755	$1,037,026

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

Loan Receivables
The fair values of categories of fixed rate loans, such as commercial loans, residential mortgage, and other consumer loans, are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Other loans, including variable rate loans, are adjusted for differences in loan characteristics.

Financial Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  These estimates do not take into consideration the value of core deposit intangibles.  The fair values of securities sold under agreements to repurchase and long-term debt are estimated using the rates offered for similar borrowings.

Commitments to Extend Credit and Standby Letters of Credit
The majority of the Company’s commitments to grant loans and standby letters of credit are written to carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally unassignable by the Company or the borrower, they only have value to the Company and the borrower and, therefore, it is impractical to assign any value to these commitments.

The estimated fair values of the Company’s financial instruments, excluding goodwill, as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$87,361	$87,361	$27,294	$27,294
Investment securities	103,921	104,100	89,456	89,594
Loans	918,601	936,054	888,528	914,695
Less: allowance for loan losses	(10,723)	-	(9,320)	_ -
	$1,099,160	$1,127,515	$995,958	$1,031,583

Financial liabilities:
Deposits	$992,196	$1,001,146	$845,371	$861,951
Short-term borrowings	17,673	17,673	52,969	52,969
Long-term debt	1,947	2,065	7,947	8,060

	$1,011,816	$1,020,884	$906,287	$922,980

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Unrecognized financial instruments:
Commitments to extend credit	$158,374	$-	$211,423	$-
Standby letters of credit	20,127	-	12,508	-

	$178,501	$-	$223,931	$-

Note 9 – Fair Value Measurements

ASC  820, “Fair Value Measurements and Disclosures,” provides a framework for measuring and disclosing fair value under GAAP. This accounting guidance requires disclosures about the fair values of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis or on a nonrecurring basis.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under ASC 820, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine their fair values. These hierarchy levels are:

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair values of impaired loans are estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair values of expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with ASC 820, impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of September 30, 2009, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheet.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at September 30, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Treasury	$5,999	$5,999	$-	$-
U.S. Government agencies	53,888	-	53,888	-
Mortgage-backed securities	31,329	-	31,329	-
Federal Home Loan Bank stock	2,822	-	2,822	-
Federal Reserve Bank stock	302	-	302	-
Other equity securities	577	-	577	-
	$94,917	$5,999	$88,918	$-

Interest rate caps	$6,034	$-	$6,034	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2009.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$15,241	$-	$-	$15,241
Other real estate owned	2,062	-	-	2,062

Impaired loans had a carrying amount of $15.5 million with a valuation allowance of $226 thousand at September 30, 2009.

Note 10 – Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of two correspondent banks, is carried at cost and, as of September 30, 2009 and December 31, 2008, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta and the FHLB of Pittsburgh.

Management’s determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their costs rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

During the third quarter, the FHLB of Atlanta paid its first dividend of 2009.  Prior to the dividend paid in the third quarter of 2009, the FHLB of Atlanta last paid a dividend in the third quarter of 2008.  Also during the third quarter of 2009, the FHLB of Atlanta announced that it would not repurchase excess activity-based stock outstanding as of the end of the second quarter of 2009.  Since December 2008, the FHLB of Pittsburgh voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB of Pittsburgh last paid a dividend in the third quarter of 2008.

Management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2009.

Note 11 – Derivative Instruments and Hedging Activities
ASC 815, “Derivatives and Hedging”, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  Changes in the fair values of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of taxes.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  The Company uses derivative instruments to hedge its exposure to changes in interest rates.  The Company does not use derivatives for any trading or other speculative purposes.

During the second quarter of 2009, the Company entered into 5-year interest rate swap agreements with notional amounts of $70 million to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97%. Because the interest rate swaps did not qualify for the hedge accounting, the Company restructured the original transactions and purchased interest rate caps for $6.5 million during the third quarter of 2009. The interest rate caps qualify for hedge accounting.  At September 30, 2009, the aggregate fair value of these derivatives was an asset of $6.0 million.  For the nine months ended September 30, 2009, other noninterest income included a gain relating to the swap  transactions of $420 thousand which was recorded in the second quarter of 2009.

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

Note 12 – Repurchase of Preferred Stock

On April 15, 2009, the Company completed the repurchase of all 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share, that were sold to the U.S. Department of Treasury (“Treasury”) on January 9, 2009 pursuant to the Troubled Asset Relief Program Capital Purchase Program.  The repurchase price was $25 million, plus accrued dividends of $208 thousand.  At the time of the repurchase, the preferred stock had a carrying value of $23.5 million.  The difference between the repurchase price and carrying value represented an additional accelerated deemed dividend of $1.5 million.  As a result, dividends paid on the preferred stock totaled $1.8 million for the nine months ended September 30, 2009.  The repurchase was approved by the Treasury following consultation with and approval from the Federal Reserve Bank of Richmond and the Federal Deposit Insurance Corporation.

Note 13 – New Accounting Pronouncements

Pronouncements adopted
As discussed in Note 1 – Basis of Presentation, the FASB established the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.

FASB ASC Topic 260, “Earnings Per Share”.  New accounting guidance under ASC Topic 260 clarifies that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this guidance are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented are required to be adjusted retrospectively to conform with the provisions of this guidance. The Company adopted this new accounting guidance effective March 31, 2009, and adoption did not have a material effect on the Company’s consolidated results of operations or earnings per share.

FASB ASC Topic 805, “Business Combinations”.  New accounting guidance under ASC Topic 805 recognizes and measures the goodwill acquired in a business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, previous accounting guidance required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. ASC Topic 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009.  This new accounting guidance will change the Company’s accounting treatment for business combinations on a prospective basis.

FASB ASC Topic 810, “Consolidation”.  During December 2007, the FASB issued new accounting guidance under ASC Topic 810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this new accounting guidance effective January 1, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC Topic 815, “Derivatives and Hedging”.  New accounting guidance under ASC Topic 815 is intended to enhance the disclosures required under previous accounting guidance to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations and cash flows.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of this new accounting guidance did not have a material impact on the consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. New accounting guidance under ASC Topic 820 addresses concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new accounting guidance effective June
30, 2009 and adoption did not have a material effect on the Company’s consolidated results of operations.

FASB ASC Topic 855, “Subsequent Events”.  New accounting guidance under ASC Topic 855 incorporates accounting guidance that originated as U.S. auditing standards into the body of authoritative literature issued by the FASB.  This guidance is based on the same principles as those that currently exist in the auditing standards.  However, the new guidance does make a few changes such as eliminating Type I and Type II subsequent events and requiring an entity to disclose the date through which it evaluated subsequent events.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The Company adopted this new accounting guidance effective June 30, 2009 and adoption did not have a material effect on the Company’s consolidated financial statements.

Pronouncements issued but not yet effective
FASB ASC Topic 810, “Consolidation.”  New accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new accounting guidance will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This new accounting guidance will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

We believe that our most critical accounting policy relates to the allowance for credit losses.  The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (i) ASC Topic 450, “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) ASC Topic 310, “Receivables”, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market.  Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from management’s estimates.  In addition, GAAP itself may change from one previously acceptable method to another.  Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

OVERVIEW

Net income for the third quarter of 2009 was $1.951 million, or diluted earnings per common share of $0.23, compared to $3.1 million, or diluted earnings per common share of $0.37, for the third quarter of 2008.  For the second quarter of 2009, net income was $354 thousand or $0.04 diluted earnings per common share.  Annualized return on average assets was 0.66% for the three months ended September 30, 2009, compared to 1.19% for the same period in 2008.  Annualized return on average stockholders’ equity was 6.03% for the third quarter of 2009, compared to 9.81% for the third quarter of 2008.  For the second quarter of 2009, annualized return on average assets was 0.13% and return on average equity was 1.07%.

Net income for the first nine months of 2009 was $4.2 million, or diluted earnings per common share of $0.50, compared to $9.2 million, or diluted earnings per common share of $1.10, for the first nine months of 2008.  Annualized return on average assets was 0.50% for the nine months ended September 30, 2009, compared to 1.23% for the same period in 2008. Annualized return on average stockholders’ equity was 4.08% for the first nine months of 2009, compared to 9.95% for the first nine months of 2008.

During the first nine months of 2009, net income available to common stockholders was negatively impacted by $1.9 million in dividends and discount accretion associated with the January 9, 2009 sale and April 15, 2009 repurchase of preferred stock under the U.S. Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program. These dividends and discount accretion had no impact on net income available to common stockholders for the third quarter of 2009.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended September 30, 2009 was $10.4 million, an increase of 5.2% when compared to the same period last year.  An increase in average earning assets and lower rates paid on interest bearing liabilities were sufficient to offset the decline in yields on earning assets.  The net interest margin was 3.79% for the third quarter of 2009, a decrease of 31 basis points when compared to the third quarter of 2008.  The 400 basis-point reduction in interest rates by the Federal Reserve during 2008 had a significant impact on the overall yield on earning assets.  Net interest income increased 3.4% from the second quarter of 2009, also due to a higher volume of average earning assets and lower rates paid partially offset by lower yields earned.  The net interest margin decreased six basis points from 3.85% for the second quarter of 2009.

Interest income was $14.9 million for the third quarter of 2009, a decrease of 2.5% from the third quarter of 2008.  Average earning assets increased 13.3% during the third quarter of 2009 when compared to the same period in 2008, while yields earned decreased 89 basis points to 5.41%.  Average loans increased 7.7% while the yield earned on loans decreased 57 basis points. Loans comprised 83.6% of total average earning assets for the third quarter of 2009, a decrease from the 87.9% for the third quarter of 2008.  The mix of earning assets shifted from loans and securities to Federal funds sold which comprised 7.4% of total earning assets compared to 1.8% for the third quarter of 2008. Interest income increased 1.9% when compared to the second quarter of 2009.  Average earning assets increased 3.7% during the third quarter of 2009 when compared to the second quarter of 2009, while yields earned decreased 15 basis points.

Interest expense decreased 16.8% for the three months ended September 30, 2009 when compared to the same period last year. Average interest bearing liabilities increased 15.8%, while rates paid decreased 78 basis points to 1.97%.  During the second quarter of 2009, the Company began to participate in the Promontory Insured Network Deposits Program (“IND”).  The $165.0 million increase in average interest bearing deposits for the third quarter of 2009 over the same period of 2008 included approximately $88.9 million from the IND program.  The Company incurs the largest amount of interest expense from time deposits.  For the three months ended September  30, 2009, the average balance of certificates of deposit $100,000 or more increased 39.5% when compared to the same period last year, while the average rate paid on these certificates of deposit decreased 113 basis points to 2.82%.  Comparing the third quarter of 2009 to the third quarter of 2008, average other time deposits increased 5.2% while the rate paid on average other time deposits decreased 73 basis points.  Comparing the third quarter of 2009 to the second quarter of 2009, interest expense decreased 1.3% and average interest bearing liabilities increased 4.3%, while rates paid decreased 13 basis points.  Average interest bearing deposits for the third quarter of 2009 included approximately $88.9 million from the IND program, compared to approximately $60.6 million for the second quarter of 2009.

Net interest income for the nine months ended September 30, 2009 was $30.6 million, an increase of 3.4% when compared to the same period last year.  An increase in the volume of average earning assets and a reduction in the cost of funds were sufficient to offset the decline in yields on earning assets.  The net interest margin was 3.90% for the first nine months of 2009, a decrease of 31 basis points when compared to the first nine months of 2008.

Interest income was $44.0 million for the first nine months of 2009, a decrease of 5.0% from the first nine months of 2008.  Average earning assets increased 11.7% during the nine months ended September 30, 2009 when compared to the same period in 2008, while yields earned decreased 99 basis points to 5.60%.  Comparing the nine months ended September 30, 2009 to the same period of last year, average loans increased 10.4% while the yield earned on loans decreased 85 basis points.  Loans comprised 86.2% and 87.2% of total average earning assets for the first nine months of 2009 and 2008, respectively.

Interest expense decreased 19.9% for the nine months ended September 30, 2009 when compared to the same period last year.  Average interest bearing liabilities increased 12.3%, while rates paid decreased 84 basis points to 2.10%.  For the nine months ended September 30, 2009, the average balance of certificates of deposit $100,000 or more increased 35.4% when compared to the same period last year, while the average rate paid on these certificates of deposit decreased 113 basis points to 3.13%.  Average other time deposits increased 6.8%, while the rate paid on average other time deposits decreased 79 basis points when compared to the first nine months of 2008.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2009 and 2008.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$920,241	$14,042	6.05%	$854,371	$14,225	6.62%
Investment securities
Taxable	89,101	800	3.56	84,713	924	4.34
Tax-exempt	8,125	118	5.76	10,320	145	5.63
Federal funds sold	81,466	31	0.16	17,921	79	1.74
Interest bearing deposits	1,605	4	0.77	4,218	21	2.01
Total earning assets	1,100,538	14,995	5.41%	971,543	15,394	6.30%
Cash and due from banks	20,042			14,306
Other assets	57,049			50,358
Allowance for credit losses	(11,042)			(8,468)
Total assets	$1,166,587			$1,027,739

Interest bearing liabilities
Demand deposits	$125,233	82	0.26%	$112,000	97	0.34%
Money market and savings deposits	245,801	412	0.67	183,408	673	1.46
Certificates of deposit $100,000 or more	274,580	1,954	2.82	196,810	1,953	3.95
Other time deposits	237,757	1,920	3.20	226,110	2,232	3.93
Interest bearing deposits	883,371	4,368	1.96	718,328	4,955	2.74
Short-term borrowings	18,373	19	0.42	53,450	344	2.56
Long-term debt	1,947	98	19.90	8,485	90	4.21
Total interest bearing liabilities	903,691	4,485	1.97%	780,263	5,389	2.75%
Noninterest bearing deposits	117,933			111,915
Other liabilities	16,554			10,978
Stockholders’ equity	128,409			124,583
Total liabilities and stockholders’ equity	$1,166,587			$1,027,739

Net interest spread		$10,510	3.44%		$10,005	3.55%
Net interest margin			3.79%			4.10%

Tax-equivalent adjustment
Investment securities		$41			$50
Loans		41			46
		$82			$96

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$910,842	$41,497	6.09%	$824,775	$42,829	6.94%
Investment securities
Taxable	79,797	2,324	3.89	86,633	2,949	4.55
Tax-exempt	8,443	371	5.87	11,395	502	5.89
Federal funds sold	53,227	61	0.15	17,893	284	2.12
Interest bearing deposits	4,053	11	0.35	4,746	88	2.49
Total earning assets	1,056,362	44,264	5.60%	945,442	46,652	6.59%
Cash and due from banks	16,960			14,408
Other assets	52,700			50,690
Allowance for credit losses	(10,523)			(8,097)
Total assets	$1,115,499			$1,002,443

Interest bearing liabilities
Demand deposits	$123,821	230	0.25%	$112,309	363	0.43%
Money market and savings deposits	207,588	937	0.60	180,087	2,032	1.51
Certificates of deposit $100,000 or more	252,978	5,920	3.13	186,879	5,963	4.26
Other time deposits	236,643	6,007	3.39	221,564	6,937	4.18
Interest bearing deposits	821,030	13,094	2.13	700,839	15,295	2.92
Short-term borrowings	27,718	96	0.46	47,409	1,026	2.89
Long-term debt	5,925	247	5.57	12,821	456	4.75
Total interest bearing liabilities	854,673	13,437	2.10%	761,069	16,777	2.94%
Noninterest bearing deposits	110,663			106,328
Other liabilities	13,074			11,419
Stockholders’ equity	137,089			123,627
Total liabilities and stockholders’ equity	$1,115,499			$1,002,443

Net interest spread		$30,827	3.50%		$29,875	3.65%
Net interest margin			3.90%			4.22%

Tax-equivalent adjustment
Investment securities		$130			$175
Loans		125			129
		$255			$304

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 35% exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the third quarter of 2009 decreased $527 thousand, or 10.0%, when compared to the third quarter of 2008. The decrease from the third quarter of 2008 was primarily due to a $1.3 million gain on the sale of a bank branch in August 2008.  The gain on the branch sale was partially offset by a $371 thousand other than temporary impairment of Freddie Mac Preferred Stock and a $337 thousand loss on the sale of the Company’s investment in Delmarva Bank Data Processing Center, Inc., an unconsolidated subsidiary.  A mark to market gain on interest rate swaps of $420 thousand during the second quarter of 2009 and a decrease in insurance agency commissions of $149 thousand accounted for most of the decrease from the second quarter of 2009.

Noninterest income for the first nine months of 2009 decreased $526 thousand, or 3.3%, when compared to the same period in 2008.  The mark to market gain on interest rate swaps of $420 thousand during the second quarter of 2009, offset by a decrease in insurance agency commissions of $623 thousand, accounted for part of the decrease compared to the first nine months of 2008.  In addition, noninterest income for the first nine months in 2008 included the previously mentioned $1.3 million gain on the branch sale and the $708 thousand combined loss relating to the other than temporary impairment and the sale of the investment in the unconsolidated subsidiary.

Noninterest Expense
Noninterest expense for the third quarter of 2009 increased $868 thousand, or 9.2%, when compared to the third quarter of 2008.  The increase was primarily attributable to higher FDIC insurance premiums of $323 thousand and write-downs of other real estate owned of $159 thousand.  Noninterest expense decreased $396 thousand, or 3.7%, from the second quarter of 2009 primarily due to lower FDIC insurance premiums of $462 thousand.  The second quarter 2009 FDIC insurance premium included a special one-time assessment of $513 thousand.

Noninterest expense for the first nine months of 2009 increased $2.1 million, or 7.4%, when compared to the first nine months of 2008.  The increase was primarily attributable to higher FDIC insurance premiums of $1.4 million.  The increase in FDIC insurance premiums was attributable to higher overall rates, a one-time special assessment of $513 thousand and growth in the Company’s total deposits.

Income Taxes
The Company’s effective tax rate was 38.0% for the three months ended September 30, 2009, compared to 36.7% for the same period last year.  For the nine months ended September 30, 2009 and 2008, the effective tax rates were 38.2% and 37.8%, respectively.  Management is not aware of any development with respect to tax law or our tax structure that is likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $918.6 million at September 30, 2009, an increase of $30.1 million, or 3.4%, since December 31, 2008.  Average loans, net of unearned income, were $920.2 million for the three months ended September 30, 2009, an increase of $65.9 million, or 7.7%, when compared to the same period last year.  Average loans, net of unearned income, were $910.8 million for the nine months ended September 30, 2009, an increase of $86.1 million, or 10.4%, when compared to the same period in 2008.

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

The provision for credit losses for the three months ended September 30, 2009 and 2008 was $1.7 million and $875 thousand, respectively. The provision for credit losses for the second quarter of 2009 was $1.7 million.  The continued increased level of provision expense was the result of sustained growth in the loan portfolio, the overall increase in nonperforming assets and loan charge-offs, and management’s assessment of general economic conditions.  The provision for credit losses for the nine months ended September 30, 2009 and 2008 was $5.3 million and $2.0 million, respectively.  We continue to emphasize credit quality and believe that our underwriting guidelines are strong.  However, the continuation or worsening of the current economic recession will likely cause us to experience higher levels of provision expense, nonperforming assets and charge-offs. As problem loans are identified, management takes prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $1.8 million for the three months ended September 30, 2009, compared to $539 thousand for the same period last year and $1.6 million for the second quarter of 2009.  The allowance for credit losses as a percentage of average loans was 1.17% for the third quarter of 2009, 1.01% for the third quarter of 2008 and 1.18% for the second quarter of 2009.  Net charge-offs were $3.9 million for the first nine months of 2009, compared to $885 thousand for the same period in 2008. The allowance for credit losses as a percentage of average loans increased to 1.18% for the first nine months of 2009 from 1.04% for the same period last year.  Nonperforming assets were $17.5 million at September 30, 2009, compared to $8.3 million at December 31, 2008, with nonaccrual loans increasing $7.4 million and other real estate owned increasing $1.9 million.  The increase in nonaccrual loans was primarily in residential real estate.  Loans past due 90 days and still accruing at September 30, 2009 increased to $9.1 million from $1.4 million at December 31, 2008.  The increase was primarily related to a $5 million secured participation loan purchased from a regional bank.  The customer continues to make interest payments, but the loan has matured and the lead bank is negotiating a renewal with the customer.  Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at September 30, 2009 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance balance – beginning of period	$10,784	$8,282	$9,320	$7,551
Charge-offs:
Real estate – construction	(148)	(381)	(363)	(381)
Real estate – residential	(811)	(74)	(1,762)	(145)
Real estate – commercial	(522)	-	(695)	-
Commercial	(250)	(185)	(977)	(381)
Consumer	(109)	(63)	(308)	(198)
Totals	(1,840)	(703)	(4,105)	(1,105)
Recoveries:
Real estate – construction	-	-	2	-
Real estate – residential	14	10	67	18
Real estate – commercial	1	-	1	-
Commercial	-	120	4	127
Consumer	62	34	116	75
Totals	77	164	190	220
Net charge-offs	(1,763)	(539)	(3,915)	(885)
Provision for credit losses	1,702	875	5,318	1,952
Allowance balance – end of period	$10,723	$8,618	$10,723	$8,618

Average loans outstanding during the period	$920,241	$854,371	$910,842	$824,775
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.76%	0.25%	0.57%	0.14%
Allowance for credit losses at period end as a percentage of average loans	1.17%	1.01%	1.18%	1.04%

Because most of our loans are secured by real estate, weaknesses in the local real estate market may have a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio.  Although the economy of our market area does not appear to be as weak as in other parts of the country, we have experienced weakness in the local real estate market and related construction industry as a result of the widely-publicized banking crisis and its impact on the global economy.  We have experienced higher provisions for credit losses and loan charge-offs because of these weaknesses.

We have a concentration of commercial real estate loans.  Commercial real estate loans, excluding construction and land development loans, were approximately $307.7 million, or 33.5% of total loans, at September 30, 2009, compared to $304.4 million, or 34.3% of total loans, at December 31, 2008.  Construction and land development loans were $168.8 million, or 18.4% of total loans, at September 30, 2009, compared to $179.8 million, or 20.2% of total loans, at December 31, 2008.  We do not engage in foreign or subprime lending activities.

Nonperforming Assets
The following table summarizes our nonperforming and past due assets:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Nonperforming assets
Nonaccrual loans
Real estate – construction	$5,403	$5,277
Real estate – residential	7,082	1,015
Real estate – commercial	866	1,682
Commercial	2,070	137
Consumer	46	4
Total nonaccrual loans	15,467	8,115
Other real estate owned	2,062	148
Total nonperforming assets	17,529	8,263
Loans 90 days past due and still accruing	9,118	1,381
Total nonperforming assets and past due loans	$26,647	$9,644

Investment Securities
Investment securities totaled $103.9 million at September 30, 2009, compared to $89.5 million at December 31, 2008.  The average balance of investment securities was $97.2 million for the three months ended September 30, 2009, compared to $95.0 million for the same period in 2008.  The increases in the period end and three-month average balances reflected the investment of excess deposits. The tax equivalent yields on investment securities were 3.75% and 4.48% for the three months ended September 30, 2009 and 2008, respectively.  The average balance of investment securities was $88.2 million for the nine months ended September 30, 2009, compared to $98.0 million for the same period in 2008.  The tax equivalent yields on investment securities were 4.08% and 4.70% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in average balances for the nine month period compared to one year ago reflected the use of proceeds from maturing securities to fund loan growth.

Deposits
Total deposits at September 30, 2009 were $992.2 million, compared to $845.4 million at December 31, 2008.  All categories of deposits grew from the comparable amounts at the end of 2008 except for interest bearing demand deposits, which decreased 9.3%.  The largest growth was in money market and savings accounts, which increased $92.6 million, or 61.4%, of which approximately $80 million is from our participation in the IND program which began in the second quarter of 2009.

Short-Term Borrowings
Short-term borrowings at September 30, 2009 and December 31, 2008 were $17.7 million and $53.0 million, respectively.  Short-term borrowings consisted of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the FHLB.  Short-term advances are defined as those with original maturities of one year or less.  The decline in short-term borrowings since December 31, 2008 was primarily due to the repayment of advances from the FHLB.

Long-Term Debt
At September 30, 2009 and December 31, 2008, the Company had the following long-term debt:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
FHLB 4.17% Advance due November 2009	$-	$3,000
FHLB 3.09% Advance due January 2010	-	3,000
Acquisition-related debt, 4.08% interest, annual installments for five years	1,947	1,947
	$1,947	$7,947

The FHLB borrowings were repaid in July of 2009.  The Company incurred a $78 thousand early repayment penalty which was reflected in interest expense.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  During the second quarter of 2009 we began participating in the IND program which resulted in increased deposits and liquidity.  The program has a five year term and has a guaranteed minimum funding level of $70 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  Talbot Bank and Centreville National Bank are also members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh, and these banks have pledged collateral sufficient to permit additional borrowings of up to approximately $56.3 million in the aggregate at September 30, 2009. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $128.2 million at September 30, 2009, compared to $127.4 million at December 31, 2008. The slight increase in stockholders’ equity since the end of 2008 included the $1.5 million increase in warrants and net income exceeding dividends paid by $211 thousand. Also, net unrealized gains on investment securities available for sale decreased $276 thousand and unrealized losses on cash flow hedging activities increased $652 thousand since the end of 2008, resulting in accumulated other comprehensive income of $465 thousand at September 30, 2009.

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

A comparison of the capital ratios of Shore Bancshares, Inc. (on a consolidated basis) as of September 30, 2009 and December 31, 2008 to the minimum regulatory requirements is presented below:

			Minimum
	September 30,	December 31,	Regulatory
	2009	2008	Requirements
Tier 1 risk-based capital ratio	11.44%	11.65%	4.00%
Total risk-based capital ratio	12.64%	12.74%	8.00%
Leverage ratio	9.28%	10.27%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2009 was carried out under the supervision and with the participation of management, including the CEO and the PAO, Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 9, 2009	BY:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: November 9, 2009	BY:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).