Form 10-K
period 2009-12-31
SHORE BANCSHARES INC
filed 2010-03-16
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $141,610,915.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,443,436 as of March 2, 2010.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated herein by reference to the definitive proxy statement for the 2010 Annual Meeting of Stockholders.

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

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company’s primary business is acting as the parent company to several financial institution and insurance entities.  The Company engages in the banking business through CNB, a Maryland trust company with commercial banking powers, The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and The Felton Bank, a Delaware commercial bank  (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”).  Until December 31, 2009, CNB did business as The Centreville National Bank of Maryland, a national banking association.  It was converted to a Maryland charter on that date.

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

We operate in two business segments:  community banking and insurance products and services.  Financial information related to our operations in these segments for each of the two years ended December 31, 2009 is provided in Note 26 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this report.

Banking Products and Services

CNB commenced operations in 1876.  Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. (“Talbot Bancshares”).  Felton Bank is a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc.  The Banks operate 19 full service branches and 22 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in the Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware.  The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, and 24-hour automatic teller machine services.  The Banks also offer nondeposit products, such as mutual funds and annuities, and discount brokerage services to their customers.  Additionally, the Banks have Saturday hours and extended hours on certain evenings during the week for added customer convenience.

Lending Activities

The Banks originate secured and unsecured loans for business purposes.  Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business.  Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans.  Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns.  The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan.  It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

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

The Mortgage Group brokers long-term fixed rate residential mortgage loans for sale on the secondary market for which it receives commissions upon settlement.

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

Trust Services

CNB has a trust department through which it markets trust, asset management and financial planning services to customers within our market areas using the trade name Wye Financial & Trust.

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

Employees

At February 28, 2010, we employed 361 persons, of which 320 were employed on a full-time basis.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and for Kent County, Delaware as of June 30, 2009, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$175,605	34.20%
PNC Bank National Assn	154,195	30.03
Chesapeake Bank and Trust Co.	64,914	12.64
Branch Banking & Trust	49,559	9.65
CNB	38,488	7.50
SunTrust Bank	30,645	5.97
Total	$513,406	100.00%

Source:  FDIC DataBook
		% of
Queen Anne’s County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$344,185	42.67%
CNB	197,981	24.55
Bank of America, National Association	65,494	8.12
PNC Bank National Assn	62,625	7.76
M&T	46,951	5.82
Bank Annapolis	44,790	5.55
Branch Banking & Trust	23,995	2.97
Chevy Chase Bank FSP	10,528	1.31
Sun Trust Bank	6,536	0.81
Peoples Bank	3,517	0.44
Total	$806,602	100.00%

Source:  FDIC DataBook
		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank of Preston, Maryland	$147,857	37.78%
PNC Bank National Assn	102,202	26.12
CNB	54,007	13.80
Branch Banking & Trust	32,035	8.19
M&T	25,043	6.40
Bank of America, National Association	17,500	4.47
Easton Bank & Trust	11,606	2.97
The Queenstown Bank of Maryland	1,061	0.27
Total	$391,311	100.00%

Source:  FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$601,164	50.80%
PNC Bank National Assn	136,888	11.57
Easton Bank & Trust	125,452	10.60
Bank of America, National Association	94,763	8.01
Branch Banking & Trust	50,464	4.26
SunTrust Bank	46,097	3.90
The Queenstown Bank of Maryland	36,981	3.13
M&T	32,447	2.74
Chevy Chase Bank	22,458	1.90
First Mariner Bank	20,945	1.77
Provident State Bank of Preston, Maryland	15,621	1.32
Total	$1,183,280	100.00%

Source:  FDIC DataBook
		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
Bank of the Eastern Shore	$189,998	31.67%
The National Bank of Cambridge	187,467	31.25
Hebron Savings Bank	54,125	9.02
Branch Banking & Trust	44,731	7.46
Provident State Bank of Preston, Maryland	36,604	6.10
Bank of America, National Association	26,698	4.45
M&T	21,095	3.52
SunTrust Bank	20,283	3.38
The Talbot Bank of Easton, Maryland	18,865	3.14
Total	$599,866	100.00%

Source:  FDIC DataBook
		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
Wilmington Trust	$506,333	29.94%
PNC Bank Delaware	245,764	14.53
First NB of Wyoming	231,063	13.66
RBS Citizens National Assn	197,624	11.69
Wachovia Bank of Delaware	168,053	9.94
Wilmington Savings Fund Society	103,590	6.13
The Felton Bank	73,497	4.35
Artisans Bank	65,705	3.89
TD Bank National Assn	49,806	2.95
County Bank	45,089	2.67
Fort Sill National Bank	4,448	0.26
Total	$1,690,972	100.00%

Source:  FDIC DataBook

For further information about competition in our market areas, see the Risk Factor entitled “We operate in a highly competitive market and our inability to effectively compete in our markets could have an adverse impact on our financial condition and results of operations” in Item 1A of Part I of this annual report.

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to us and is not intended to be a comprehensive discussion.  Changes in applicable laws and regulations may have a material effect on our business, financial condition and results of operations.

General

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

CNB and Talbot Bank are Maryland commercial banks subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year).  Felton Bank is a Delaware commercial bank subject to the banking laws of Delaware and to regulation by the Delaware Office of the State Bank Commissioner, who is entitled by statute to make examinations of Felton Bank as and when deemed necessary or expedient.  The FDIC is the primary federal regulator of CNB, Talbot Bank and Felton Bank, which is also entitled to conduct regular examinations.  The deposits of the Banks are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations.  In addition to the foregoing, the Banks are subject to numerous state and federal statutes and regulations that affect the business of banking generally.

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Banks, may be subject to examination by the Banks’ regulators from time to time.  In addition, the Insurance Subsidiaries are each subject to licensing and regulation by the insurance authorities of the states in which they do business.  Retail sales of insurance products by the Insurance Subsidiaries to customers of the Banks are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB and the other federal banking agencies. The Mortgage Group is subject to supervision by the banking agencies of the states in which it does business.

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

As part of the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority.  These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.  An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions.  The Company, on behalf of the Banks, believes that the Banks meet substantially all standards that have been adopted.  FDICIA also imposes capital standards on insured depository institutions.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance, initially until December 31, 2009.  The TAG program has been extended until June 30, 2010.  We elected to participate in both programs and paid additional FDIC premiums in 2009 as a result.

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

As of December 31, 2009, the Banks were each deemed to be “well capitalized.”  For more information regarding the capital condition of the Company, see Note 18 of Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

The deposits of the Banks are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Banks are required to pay quarterly deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 8, 2006.  Under new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  Effective October 3, 2008, however, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date was recently extended to December 31, 2013.  The coverage for retirement accounts did not change and remains at $250,000.

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  On May 22, 2009, the FDIC imposed an emergency insurance assessment in an effort to restore the Deposit Insurance Fund to an acceptable level.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011.  The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements.  The Banks’ three-year prepaid assessment was $5.4 million.  The Banks paid a total of $2.1 million in FDIC premiums during 2009, of which $513 thousand was a one-time special deposit insurance assessment.

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

Item 1A.  RISK FACTORS.

The following factors may impact our business, financial condition and results of operations and should be considered carefully in evaluating an investment in shares of common stock of the Company.

Risks Relating to Our Business

The Company’s future depends on the successful growth of its subsidiaries

The Company’s primary business activity for the foreseeable future will be to act as the holding company of CNB, Talbot Bank, Felton Bank, and its other subsidiaries.  Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries.  In the future, part of the Company’s growth may come from buying other banks and buying or establishing other companies.  Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first.  A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse.  Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good.  The national and local economies have significantly weakened during the past two years in large part due to the widely-reported problems in the sub-prime mortgage loan market and the more recent meltdown of the financial industry as a whole.  As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased.  These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire.  In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property.  There can be no guarantee as to when or whether economic conditions will improve.

Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  Based on our commercial real estate concentration as of December 31, 2009, we may be subject to further supervisory analysis during future examinations.  We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Interest rates and other economic conditions will impact our results of operations

The national economy and the local economy have significantly weakened during the past two years, primarily as a result of the widely reported financial institution meltdown.  This weakening has caused real estate values to drop, decreased the demand for credit, and caused public anxiety regarding the health and future of the financial services industry as a whole.

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

The Banks may experience credit losses in excess of their allowances, which would adversely impact our financial condition and results of operations

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

The market value of our investments might decline

As of December 31, 2009, we had classified 92% of our investment securities as available-for-sale pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification Topic 320 (“ASC 320”)  relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.   The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

CNB and Talbot Bank are members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, our investments include stock issued by the FHLB of Atlanta and the FHLB of Pittsburgh.  During 2008, the banking industry became concerned about the financial strength of the banks in the FHLB system, and some FHLB banks stopped paying dividends on and redeeming FHLB stock.  During 2009, the FHLB of Atlanta continued paying dividends but the FHLB of Pittsburgh did not. The FHLB of Pittsburgh last paid a dividend in the third quarter of 2008. Accordingly, there can be no guaranty that the FHLB of Pittsburgh will declare future dividends.

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

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  The Company is subject to supervision by the FRB; CNB and Talbot Bank are subject to supervision and periodic examination by the Maryland Commissioner and the FDIC; and Felton Bank is subject to supervision and periodic examination by the Delaware Commissioner and the FDIC.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services.  The Company and the Banks are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that those institutions are found by regulatory examiners to be undercapitalized.  It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.  Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

We operate in a highly competitive market, and our inability to effectively compete in our markets could have an adverse impact on our financial condition and results of operations

We operate in a competitive environment, competing for loans, deposits, insurance products and customers with commercial banks, savings associations and other financial entities.  Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives.  Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries.  Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in our market areas.  Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those offered by us.  In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.  Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel.  Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities.  Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States.  Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states.  As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete.  Moreover, as discussed above, the GLB Act revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial condition or results of operations.

Our regulatory expenses will likely increase due to federal laws, rules and programs that have been enacted or adopted in response to the recent banking crisis and the current national recession

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry.  These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance.  The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits.  These actions will cause our regulatory expenses to increase.  Additionally, due in part to the failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009.  Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

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

On April 15, 2009, the Company redeemed all of the outstanding Series A Preferred Stock from the Treasury, so the foregoing restrictions ceased to apply.  However, the Treasury still holds the Warrant which, if exercised, would again subject us to these restrictions.  If the Treasury were to exercise the Warrant for shares of our common stock, these restrictions, coupled with the competition we face from other institutions, including institutions that did not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

Our lending activities subject us to the risk of environmental liabilities

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

We may not be able to keep pace with developments in technology in which case we may become less competitive and lose customers

We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards.  Technology changes rapidly.  Our ability to compete successfully with other banks and non-bank entities may depend on whether we can exploit technological changes.  We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.  We converted to a new core data processing system during the second quarter of 2009.  Although management expects that this new system will improve operating efficiencies, there can be no guaranty that it will do so or that software, hardware or other technical problems will not delay its effectiveness.

Risks Relating to the Company’s Securities

The Company’s shares of common stock and the Warrant are not insured

The shares of the Company’s common stock and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

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

There is no market for the Warrant, and the common stock is not heavily traded

There is no established trading market for the Warrant.  The Company’s common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares of the common stock.  Management cannot predict the extent to which an active public market for any of the Company’s securities will develop or be sustained in the future.  Accordingly, holders of the Company’s securities may not be able to sell such securities at the volumes, prices, or times that they desire.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our offices are listed in the tables below.  The Company’s main office is the same as Talbot Bank’s main office.  The Company owns real property at 28969 Information Lane in Easton, Maryland, which houses the Operations, Information Technology and Finance departments of the Company and its subsidiaries, and certain operations of The Avon-Dixon Agency, LLC.

The Talbot Bank of Easton, Maryland
Branches

Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671

Trappe Branch 29349 Maple Avenue, Suite 1 Trappe, Maryland 21673

ATMs

Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

CNB
Branches

Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619

Chestertown Branch 305 High Street Chestertown, Maryland 21620	Denton Branch 850 South 5th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638

Hillsboro Branch 21913 Shore Highway Hillsboro, Maryland 21641	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620

Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601

ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Felton Bank

Main Office 120 West Main Street Felton, Delaware 19943	Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963	Camden Wal-Mart Supercenter 263 Wal-Mart Drive Camden, Delaware 19934

The Avon-Dixon Agency, LLC

Headquarters 28969 Information Lane Easton, Maryland 21601	Easton Office 106 North Harrison Street Easton, Maryland 21601	Chestertown Office 899 Washington Avenue Chestertown, Maryland 21620

Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC	Mubell Finance, LLC	Wye Mortgage Group, LLC

106 North Harrison Street Easton, Maryland 21601	106 North Harrison Street Easton, Maryland 21601	17 East Dover Street, Suite 101 Easton, Maryland 21601

Jack Martin & Associates, Inc. 135 Old Solomon’s Island Road Annapolis, Maryland 21401	Tri-State General Insurance Agencies and ESFS, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels, Tilghman and Trappe branches.  CNB owns the real property on which all of its offices are located, except that it operates under leases at its Hillsboro branch and the office of Wye Financial and Trust in Easton.  Felton Bank leases the real property on which all of its offices are located.  The Insurance Subsidiaries do not own any real property, but operate under leases. Wye Mortgage occupies space in Talbot Bank’s main office.  For information about rent expense for all leased premises, see Note 6 to the Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Item 3.	Legal Proceedings.

We are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operation.

PART II

Item 4.	[Reserved]

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the common stock of the Company are listed on the NASDAQ Global Select Market under the symbol “SHBI”.  As of March 2, 2010, the Company had approximately 1,686 holders of record.  The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2009 and 2008 are set forth in the table below.

	2009			2008
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$24.43	$11.00	$0.16	$23.40	$20.00	$0.16
Second Quarter	21.46	15.18	0.16	26.47	18.52	0.16
Third Quarter	20.72	16.64	0.16	27.25	18.00	0.16
Fourth Quarter	17.71	13.52	0.16	25.97	17.50	0.16
			$0.64			$0.64

On March 2, 2010, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $12.05 per share.

Stockholders received cash dividends totaling $5.4 million in 2009 and in 2008.  The ratio of dividends per share to earnings per share was 100.00% in 2009, compared to 46.72% in 2008.  Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company.  For more information regarding these limitations, see Item 1A of Part I of this report under the headings, “The Company’s ability to pay dividends is limited by applicable banking and corporate law”, which is incorporated herein by reference.

Management plans to retain more from earnings in stockholders’ equity by reducing dividends in 2010. The Company reduced the quarterly common stock dividend to $0.06 from $0.16 per share, effective for the dividend payable February 26, 2010.  The reduction in dividends and resultant increase in capital projected for 2010 is intended to support the Company’s growth and enhance capital ratios.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations:  1-800-368-5948
E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total shareholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2004 and reinvestment of dividends as of the end of the Company’s fiscal years.  Returns are shown on a total return basis.   The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Shore Bancshares, Inc.	100.00	89.60	130.67	97.53	109.58	68.76
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31
SNL Small Cap Bank	100.00	98.49	112.41	81.28	68.32	48.02

ISSUER REPURCHASES

On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months.  Shares may be repurchased in the open market or in privately negotiated transactions at such times and in such amounts per transaction as the President of the Company determines to be appropriate, subject to Board oversight.  The Company intends to use the repurchased shares to fund the Company’s employee benefit plans and for other general corporate purposes.  No shares were repurchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during 2009.

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards to employees, officers, and/or directors of the Company and its subsidiaries: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, and performance units; and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan, which authorizes the grant of stock options (the “1998 Option Plan”). The Company’s ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted under that plan were outstanding as of December 31, 2009. Each of these plans was approved by the Company’s Board of Directors and its stockholders.

The following table contains information about these equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,850	$13.36	567,718

Equity compensation plans not approved by security holders	0	0.00	0

Total	10,850	$13.36	567,718

(1)
In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards.  Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000.  As of December 31, 2009, the Company has granted 32,282 shares of restricted stock that are not reflected in column (a) of this table.

Item 6.	Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2009, and is qualified in its entirety by the detailed statistical and other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report and the financial statements and notes thereto appearing in Item 8 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
RESULTS OF OPERATIONS:
Interest income	$58,789	$61,474	$65,141	$57,971	$47,384
Interest expense	17,411	21,555	24,105	19,074	11,899
Net interest income	41,378	39,919	41,036	38,897	35,485
Provision for credit losses	8,986	3,337	1,724	1,493	810
Net interest income after provision for credit losses	32,392	36,582	39,312	37,404	34,675
Noninterest income	19,541	20,350	14,679	12,839	11,498
Noninterest expense	40,248	38,370	32,539	28,535	25,431
Income before income taxes	11,685	18,562	21,452	21,708	20,742
Income tax expense	4,412	7,092	8,002	8,154	7,854
Net income	7,273	11,470	13,450	13,554	12,888
Preferred stock dividends and discount accretion	1,876	-	-	-	-
Net income available to common stockholders	$5,397	$11,470	$13,450	$13,554	$12,888

PER COMMON SHARE DATA:
Net income – basic	$0.64	$1.37	$1.61	$1.62	$1.55
Net income – diluted	0.64	1.37	1.60	1.61	1.54
Dividends paid	0.64	0.64	0.64	0.59	0.54
Book value (at year end)	15.18	15.16	14.35	13.28	12.17
Tangible book value (at year end)[1]	12.64	12.55	11.68	11.67	10.51

FINANCIAL CONDITION (at year end):
Loans	$916,557	$888,528	$776,350	$699,719	$627,463
Assets	1,156,516	1,044,641	956,911	945,649	851,638
Deposits	990,937	845,371	765,895	774,182	704,958
Long-term debt	1,429	7,947	12,485	25,000	4,000
Stockholders’ equity	127,810	127,385	120,235	111,327	101,448

PERFORMANCE RATIOS (for the year):
Return on average total assets	0.48%	1.13%	1.42%	1.52%	1.51%
Return on average stockholders’ equity	4.00	9.22	11.79	12.66	13.20
Net interest margin	3.90	4.23	4.64	4.70	4.69
Efficiency ratio[2]	66.07	63.66	58.40	55.15	54.13
Dividend payout ratio	100.00	46.72	39.75	36.42	34.84
Average stockholders’ equity to average total assets	11.96	12.30	12.04	11.98	11.86

[1]	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
[2]	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2009 to its financial condition at December 31, 2008 and the results of operations for the years ended December 31, 2009, 2008, and 2007.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report.

PERFORMANCE OVERVIEW
The Company recorded a decline in net income for 2009 when compared to 2008 and 2007.  Net income available to common stockholders for the year ended December 31, 2009 was $5.4 million, compared to $11.5 million and $13.5 million for the years ended December 31, 2008 and 2007, respectively.  Basic and diluted earnings per common share for 2009 was $0.64, a decrease of 53.3% from basic and diluted earnings per common share of $1.37 for 2008.  In 2007, basic and diluted earnings per common share was $1.61 and $1.60, respectively.

During 2009, net income available to common stockholders was negatively impacted by dividends and discount accretion associated with the sale and subsequent redemption of the Company’s Series A Preferred Stock issued to the Treasury under the TARP Capital Purchase Plan (the “CPP”).  The impact on 2009 earnings from the preferred stock activity was $1.9 million.

Return on average assets was 0.48% for 2009, compared to 1.13% for 2008 and 1.42% for 2007.  Return on average stockholders’ equity for 2009 was 4.00%, compared to 9.22% for 2008 and 11.79% for 2007.  Comparing the year ended December 31, 2009 to the year ended December 31, 2008, average assets increased 11.7% to $1.129 billion, average loans increased 9.1% to $913.6 million, average deposits increased 16.4% to $949.7 million, and average stockholders’ equity increased 8.5% to $135.0 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification became effective on July 1, 2009. At that date, the codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the codification affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2009 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
In 2009, the interest rate environment was less volatile than it was in the previous two years.  During 2009, the FRB made no changes to the fed funds rate, unlike during 2008 and 2007 when the FRB reduced the fed funds rate by 400 and 100 basis points, respectively.  The New York Prime rate, the primary index used for variable rate loans, also remained unchanged during 2009 but declined by 400 basis points during 2008 and 100 basis points during 2007.  These rate changes had a significant impact on our overall yields earned and rates paid.

Net interest income remains the most significant component of our earnings.  It is the excess of interest and fees earned on loans, investment securities, and federal funds sold over interest owed on deposits and borrowings.  Tax equivalent net interest income for 2009 was $41.7 million, representing a 3.4% increase over 2008.    For 2009, higher average balances on earning assets and lower rates paid on interest bearing liabilities were sufficient to offset the decline in yields on earning assets.  Tax equivalent net interest income for 2008 was $40.3 million, a 2.7% decrease from 2007. During 2008, the increase in the volume of earning assets and lower rates paid on interest bearing liabilities were not enough to offset the decrease in yields on earning assets.  The tax equivalent yield on earning assets was 5.53% for 2009, compared to 6.49% and 7.34% for 2008 and 2007, respectively. Average earning assets increased to $1.069 billion during 2009, compared to $954.0 million and $893.0 million for 2008 and 2007, respectively.

The rate paid for interest bearing liabilities was 2.01% for the year ended December 31, 2009, representing a decrease of 80 basis points from the 2.81% paid for the year ended December 31, 2008.  In 2008, the overall rate paid for interest bearing liabilities decreased 55 basis points when compared to the rate paid for the year ended December 31, 2007.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2009, 2008, and 2007.

	2009			2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning assets
Loans (2) (3)	$913,631	$55,369	6.06%	$837,739	$57,041	6.81%	$728,766	$57,637	7.91%
Investment securities:
Taxable	84,283	3,184	3.78	85,105	3,788	4.45	112,384	5,105	4.54
Tax-exempt	8,071	458	5.67	11,031	646	5.86	13,424	786	5.85
Federal funds sold	59,416	84	0.14	16,427	308	1.87	21,312	1,108	5.20
Interest bearing deposits	3,200	11	0.35	3,666	92	2.51	17,086	893	5.23
Total earning assets	1,068,601	59,106	5.53%	953,968	61,875	6.49%	892,972	65,529	7.34%
Cash and due from banks	17,049			14,829			16,938
Other assets	54,016			50,275			44,136
Allowance for credit losses	(10,754)			(8,270)			(6,898)
Total assets	$1,128,912			$1,010,802			$947,148

Interest bearing liabilities
Demand deposits	$124,758	315	0.25%	$113,002	437	0.39%	$112,553	1,069	0.95%
Money market and savings deposits	218,125	1,354	0.62	175,376	2,406	1.37	177,256	3,175	1.79
Certificates of deposit $100,000 or more	258,879	7,670	2.96	193,678	7,955	4.11	159,532	7,748	4.86
Other time deposits	234,468	7,679	3.28	226,201	9,079	4.01	213,823	9,701	4.54
Interest bearing deposits	836,230	17,018	2.04	708,257	19,877	2.81	663,164	21,693	3.27
Short-term borrowings	25,519	127	0.50	47,765	1,147	2.40	33,138	1,264	3.81
Long-term debt	4,792	266	5.55	11,598	531	4.58	21,271	1,148	5.40
Total interest bearing liabilities	866,541	17,411	2.01%	767,620	21,555	2.81%	717,573	24,105	3.36%

Noninterest bearing deposits	113,430			107,430			106,462
Other liabilities	13,963			11,388			9,074
Stockholders’ equity	134,978			124,364			114,039
Total liabilities and stockholders’ equity	$1,128,912			$1,010,802			$947,148

Net interest spread		$41,695	3.52%		$40,320	3.68%		$41,424	3.98%
Net interest margin			3.90%			4.23%			4.64%

 (1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.2% for 2009 and 35% for 2008 and 2007, exclusive of the alternative minimum tax rate and nondeductible interest expense.  The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $317 thousand in 2009, $401 thousand in 2008, and $388 thousand in 2007.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, and yields are stated to include all.

On a tax equivalent basis, total interest income was $59.1 million for 2009, compared to $61.9 million for 2008 and $65.5 million for 2007. The Company’s largest source of interest income is loans.  The tax equivalent yield on loans decreased to 6.06% for 2009, compared to 6.81% for 2008 and 7.91% for 2007.   The $75.9 million increase in average loans was not enough to offset the decrease of 75 basis points in the yield on loans which was the primary reason for the decline in interest income in 2009.  The decline in interest income in 2008 was due to similar reasons as in 2009 - a $109.0 million increase in average loans was not enough to offset the decrease of 110 basis points in the yield on loans.  For 2009, average federal funds sold increased while average investment securities and interest bearing deposits with other banks decreased.  All of the yields on these other earning assets decreased in 2009 compared to yields in 2008.  For 2008, the volume and yields on all other earning assets decreased when compared to 2007.  During 2009, the overall decrease in yields on earning assets produced $2.8 million less in interest income, $7.7 million of which was due to lower rates net of $4.9 million due to increased volume.  In 2008, the overall decrease in yields on earning assets produced $3.7 million less in interest income, $5.8 million of which was due to lower rates net of $2.1 million due to increased volume.

Interest expense was $17.4 million for 2009, compared to $21.6 million for 2008 and $24.1 million for 2007. Although overall volume increased, lower rates paid for interest bearing liabilities, primarily deposits and short-term borrowings, was the main reason for the decrease in interest expense in 2009. A similar situation prevailed during 2008, with overall volumes increasing but rates decreasing enough to reduce interest expense.  The Company incurs the largest amount of interest expense from time deposits. The average rate paid for certificates of deposit of $100,000 or more decreased 115 basis points to 2.96% for 2009 from 4.11% for 2008 and decreased 75 basis points in 2008 from 4.86% for 2007.   The  rate paid for all other time deposits decreased 73 basis points to 3.28% for 2009, compared to 4.01% for 2008, and decreased 53 basis points in 2008 from 4.54% for 2007.   During 2009, the overall decrease in rates on interest bearing liabilities produced $4.1 million less in interest expense, $6.5 million of which was due to lower rates net of $2.4 million due to increased volume.  In 2008, the overall decrease in rates on interest bearing liabilities produced $2.5 million less in interest expense, $3.9 million of which was due to lower rates net of $1.4 million due to increased volume.

Average earning assets grew $114.6 million, or 12.0%, for the year ended December 31, 2009, driven primarily by growth in loans.  In 2008, average earning assets increased $61.0 million, or 6.8%, when compared to 2007, also mainly due to loan growth. Average loans increased 9.1%, totaling $913.6 million for the year ended December 31, 2009, compared to an increase of  15.0% for 2008. For the year ended December 31, 2009, average investment securities and interest bearing deposits in other banks  decreased a combined $4.2 million, or 4.3%, while federal funds sold was $59.4 million, nearly four times the amount for 2008. The increase in federal funds sold represented the excess available for funding earning assets from increased deposits. Average investment securities decreased 24.0%, interest bearing deposits in other banks decreased 78.5% and federal funds sold decreased 22.9% for 2008 when compared to 2007.   As a percentage of total average earning assets, loans, investment securities and federal funds sold were 85.5%, 8.6%  and 5.6%, respectively, for 2009, compared to 87.8%, 10.1%  and 1.7%, respectively, for 2008 and 81.6%, 14.1% and 2.4%, respectively, for 2007.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest bearing liabilities.

	2009 over (under) 2008			2008 over (under) 2007
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$(1,672)	$(6,583)	$4,911	$(596)	$(4,880)	$4,284
Taxable investment securities	(604)	(568)	(36)	(1,317)	(111)	(1,206)
Tax-exempt investment securities	(188)	(20)	(168)	(140)	1	(141)
Federal funds sold	(224)	(479)	255	(800)	(455)	(345)
Interest bearing deposits	(81)	(71)	(10)	(801)	(320)	(481)
Total interest income	(2,769)	(7,721)	4,952	(3,654)	(5,765)	2,111

Interest expense on deposits
and borrowed funds:
Interest bearing demand deposits	(122)	(164)	42	(632)	(636)	4
Money market and savings deposits	(1,052)	(1,627)	575	(769)	(801)	32
Time deposits	(1,685)	(4,278)	2,593	(415)	(1,727)	1,312
Short-term borrowings	(1,020)	(604)	(416)	(117)	(627)	510
Long-term debt	(265)	95	(360)	(617)	(155)	(462)
Total interest expense	(4,144)	(6,578)	2,434	(2,550)	(3,946)	1,396
Net interest income	$1,375	$(1,143)	$2,518	$(1,104)	$(1,819)	$715

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Our net interest margin (i.e., tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets.   The net interest margin is managed through loan and deposit pricing and asset/liability strategies.  The net interest margin was 3.90% for 2009, compared to 4.23% for 2008 and 4.64% for 2007.  The increase in net interest income was not enough to improve the net interest margin in 2009 when compared to 2008. The lower net interest margin in 2008 when compared to 2007 was primarily due to decreased yields on earning assets. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest bearing liabilities, was 3.52% for 2009, 3.68% for 2008 and 3.98% for 2007.

Noninterest Income
Noninterest income decreased $809 thousand, or 4.0%, in 2009, compared to an increase of $5.7 million, or 38.6%, in 2008.  A decline in insurance agency commissions of $959 thousand and net gains on asset sales of $524 thousand in 2008 accounted for most of the decrease in 2009, partially offset by an increase of $687 thousand in other noninterest income.   The net gains in 2008 included a $1.3 million gain on the sale of a bank branch, offset by a combined $386 thousand other than temporary impairment and subsequent loss on the sale of Freddie Mac Preferred Stock and a $337 thousand loss on the sale of the Company’s investment in Delmarva Bank Data Processing Center, Inc., an unconsolidated subsidiary.  The increase in other noninterest income in 2009 when compared to 2008 included a $420 thousand mark to market gain on interest rate swaps and a $273 thousand increase in revenue from the mortgage subsidiary.

The increase in noninterest income in 2008 when compared to 2007 was primarily related to the acquisition of two insurance entities during the fourth quarter of 2007.  Other service charges and fees increased $834 thousand, approximately half of which was from the new insurance entities, 30% was from the trust division, and the remainder was from banking activities.   Insurance agency commissions income was $12.1 million in 2008, compared to $7.7 million in 2007, with the increase of $4.4 million primarily due to the two insurance entities acquired in 2007.  The previously mentioned $524 thousand one-time net gains on asset sales during 2008 also added to the increase over 2007.  Partially offsetting these increases was a decrease of $438 thousand in other noninterest income primarily due to less revenue from the mortgage subsidiary.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2009/08		2008/07
(Dollars in thousands)	2009	2008	2007	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,424	$3,600	$3,372	$(176)	(4.9)%	$228	6.8%
Other service charges and fees	3,143	3,029	2,195	114	3.8	834	38.0
Gains (losses) on sales of investment securities	49	(15)	5	64	426.7	(20)	(400.0)
Other than temporary impairment of securities	-	(371)	-	371	100.0	(371)	-
Insurance agency commissions income	11,131	12,090	7,698	(959)	(7.9)	4,392	57.1
Gains (losses) on disposals of premises and equipment	-	1,247	(136)	(1,247)	(100.0)	1,383	1,016.9
Loss on sale of investment in unconsolidated subsidiary	-	(337)	-	337	100.0	(337)	-
Other noninterest income:
Interest rate swaps	420	-	-	420	-	-	-
Mortgage broker fees	848	575	955	273	47.5	(380)	(39.8)
Other	526	532	590	(6)	(1.1)	(58)	(9.8)
Total	1,794	1,107	1,545	687	62.1	(438)	(28.3)
Total	$19,541	$20,350	$14,679	$(809)	(4.0)	$5,671	38.6

Noninterest Expense
Total noninterest expense increased $1.9 million, or 4.9%,  in 2009, which was lower than the increase of $5.8 million, or 17.9%, in 2008.  A significant portion of the increase in 2009 was due to increased FDIC insurance premium expense of $1.7 million when compared to 2008.  The increase in FDIC insurance premiums was attributable to higher overall rates, a one-time special assessment of $513 thousand and growth in our deposits.  Other noninterest expenses for 2009 increased $490 thousand when compared to 2008, over half of which included expenses related to collection and other real estate owned activities.  Occupancy expense increased $145 thousand mainly due to one additional bank branch and usual annual rent increases.  Partially offsetting these increases in expense were lower insurance agency commissions expense of $335 thousand and lower employee benefits expense of $264 thousand.  Employee benefits declined from 2008 amounts primarily due to less expense accrued for the Company’s profit sharing plan contribution for 2009.
The increase in noninterest expense in 2008 when compared to 2007 was primarily attributable to the operating costs of the two insurance entities acquired during the fourth quarter of 2007. These operating costs included salaries, benefits, occupancy, amortization of intangibles, insurance agency commissions and other noninterest expenses.  Furniture and equipment, data processing and directors’ fees expenses either decreased or remained relatively flat compared to 2007.

Amortization of other intangible assets relate to Felton Bank and the operation of the Insurance Subsidiaries.  See Note 8 to the Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements.

We had 335 full-time equivalent employees at December 31, 2009, compared to 333 and 338 at December 31, 2008 and 2007, respectively.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2009/08		2008/07
(Dollars in thousands)	2009	2008	2007	Amount	Percent	Amount	Percent
Salaries and wages	$18,488	$18,426	$15,947	$62	0.3%	$2,479	15.5%
Employee benefits	4,631	4,895	4,044	(264)	(5.4)	851	21.0
Occupancy expense	2,324	2,179	1,962	145	6.7	217	11.1
Furniture and equipment expense	1,183	1,185	1,312	(2)	(0.2)	(127)	(9.7)
Data processing	2,463	2,323	2,175	140	6.0	148	6.8
Directors’ fees	478	558	605	(80)	(14.3)	(47)	(7.8)
Amortization of intangible assets	515	515	333	-	-	182	54.7
Insurance agency commissions expense	1,913	2,248	557	(335)	(14.9)	1,691	303.6
FDIC insurance premium expense	2,078	356	99	1,722	483.7	257	259.6
Other noninterest expense	6,175	5,685	5,505	490	8.6	180	3.3
Total	$40,248	$38,370	$32,539	$1,878	4.9	$5,831	17.9

Income Taxes
Income tax expense was $4.4 million for 2009, compared to $7.1 million for 2008 and $8.0 million for 2007. The effective tax rates on earnings were 37.8%, 38.2% and 37.3% for 2009, 2008, and 2007, respectively.  The effective tax rate decreased in 2009 mainly because the Company’s federal income tax rate was 34.2%, compared to 35.0% for 2008. The higher effective tax rate in 2008 was primarily due to a 1.25% increase in the Maryland corporate income tax rate at the beginning of 2008.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect our financial condition.

Assets
Total assets increased 10.7% during 2009 to $1.157 billion at December 31, 2009, compared to an increase of 9.2% for 2008. Average total assets for the year ended December 31, 2009 were $1.129 billion, an increase of 11.7% over 2008.  Average total assets increased 6.7% in 2008, totaling $1.011 billion for the year.  The loan portfolio is the primary source of our income, and it represented 85.5%, 87.8% and 81.6% of average earning assets for 2009, 2008 and 2007, respectively.

Funding for loans is provided primarily by core deposits.  Additional funding is obtained through short-term and long-term borrowings.  Average total deposits increased 16.4% to $949.7 million at December 31, 2009, compared to a 6.0% increase for 2008. Deposits provided funding for approximately 88.9%, 85.5% and 86.2% of average earning assets for 2009, 2008 and 2007, respectively.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2009	2008	2007	2006	2005
Loans	85.5%	87.8%	81.6%	79.6%	79.6%
Investment securities	8.6	10.1	14.1	14.8	15.9
Federal funds sold	5.6	1.7	2.4	3.4	4.1
Interest bearing deposits with other banks	0.3	0.4	1.9	2.2	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest Bearing Deposits With Other Banks and Federal Funds Sold
We invest excess cash balances in interest bearing accounts and federal funds sold offered by our correspondent banks.  These liquid investments are maintained at a level necessary to meet immediate liquidity needs.  Average interest bearing deposits with other banks and federal funds sold increased $42.5 million to $62.6 million for the year ended December 31, 2009, compared to a decrease of $18.3 million in 2008. The increase in 2009 represented the excess available for funding earning assets from increased deposits and created additional liquidity.

Investment Securities
The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk.    Investment securities available for sale are stated at estimated fair value based on quoted market prices.  They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates.  Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity.  Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts.  We have the intent and current ability to hold such securities until maturity. At December 31, 2009, 92% of the portfolio was classified as available for sale and 8% as held to maturity, compared to 89% and 11%, respectively, at December 31, 2008 and 88% and 12%, respectively, at December 31, 2007.  The percentage of securities designated as available for sale reflects the amount needed to support our anticipated growth and liquidity needs.  With the exception of municipal securities, our general practice is to classify all newly purchased securities as available for sale.

Investment securities available for sale increased $21.5 million, or 27.2%, in 2009, totaling $100.7 million at December 31, 2009, compared to $79.2 million at December 31, 2008.  In 2008, investment securities available for sale decreased $17.9 million, or 18.5%.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $8.9 million at December 31, 2009, compared to $10.3 million at December 31, 2008 and $12.9 million at December 31, 2007.  We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2009.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and government agencies	$7,557	3.09%	$37,217	2.88%	$10,019	4.21%	$5,945	3.65%
Mortgage-backed securities	1,427	6.52	9,864	4.82	7,527	4.22	17,489	4.20
Total available for sale	$8,984	3.62	$47,081	3.28	$17,546	4.22	$23,434	3.67

Held to maturity:
Obligations of states and political subdivisions[1]	$2,470	5.39%	$4,514	5.18%	$943	4.27%	$1,013	5.21%

[1]Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.2%.

Loans
During 2009, loan growth slowed compared to the prior year as the weakened economy created fewer loan opportunities and  more loan charge offs.   Loans, net of unearned income, totaled $916.6 million at December 31, 2009, an increase of $28.0 million, or 3.2%, over 2008.  Loans increased $112.2 million, or 14.4%,  in 2008 when compared to 2007.  Because most of our loans are secured by real estate, the largest impact on the slower growth was in the combination of  construction, residential and commercial real estate loans, which increased $31.5 million, or 4.1%, in 2009, compared to an increase of $113.1 million, or 17.1%, in 2008. Commercial loans, which include financial and agricultural loans, remained relatively flat in 2009 and in 2008.  Consumer loans, a small percentage of the overall loan portfolio, decreased $3.6 million and $300 thousand in 2009 and 2008, respectively.  At December 31, 2009, 52.2% of the loan portfolio had fixed interest rates and 47.8% had adjustable interest rates.  We have brokered long-term fixed rate residential mortgage loans for sale on the secondary market since 2002.  At December 31, 2009, 2008 and 2007, there were no loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate – construction	$161,437	$179,847	$155,513	$158,943	$134,380
Real estate – residential	327,873	289,510	256,195	222,687	212,769
Real estate – commercial	315,930	304,396	248,953	217,781	187,860
Commercial	91,783	91,644	92,258	80,186	75,527
Consumer	19,534	23,131	23,431	20,122	16,927
Total	$916,557	$888,528	$776,350	$699,719	$627,463

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2009.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Real estate – construction	$118,120	$35,641	$7,676	$161,437
Real estate – residential	112,847	109,755	105,271	327,873
Real estate – commercial	98,546	192,114	25,270	315,930
Commercial	49,889	29,695	12,199	91,783
Consumer	11,991	6,267	1,276	19,534
Total	$391,393	$373,472	$151,692	$916,557
Rate terms:
Fixed-interest rate loans	$144,050	$285,917	$48,835	$478,802
Adjustable-interest rate loans	247,343	87,555	102,857	437,755
Total	$391,393	$373,472	$151,692	$916,557

Deposits
We use core deposits primarily to fund loans and to purchase investment securities.   Average deposits increased $134.0 million, or 16.4%, in 2009, compared to a 6.0% increase in 2008.  The majority of the deposit growth was in certificates of deposit during 2009 and 2008.  Average certificates of deposit $100,000 or more increased $65.2 million, or 33.7%, in 2009, compared to an increase of $34.1 million, or 21.4%, in 2008.  Large municipal deposits, expanded levels of FDIC insurance coverage and customers seeking investments with less risk contributed to the increase.  Average other time deposits increased $8.3 million and $12.4 million in 2009 and 2008, respectively.  During the second quarter of 2009, the Company began to participate in the Promontory Insured Network Deposits Program (“IND”), affecting the growth in average money market and savings deposits which increased $42.7 million, or 24.4%, from the comparable amounts for 2008. The impact from the IND program was an increase of $58.6 million in average money market deposits partially offset by a decrease from funds shifting to certificates of deposit.  The IND program has a five-year term and has a guaranteed minimum funding level of $70 million.  Money market and savings deposits decreased $1.9 million, or 1.1%, for 2008.  As in 2009, the competitive environment and higher rates offered for certificates of deposit caused a shifting of balances from money market to certificates of deposit in 2008. Average interest bearing demand deposits increased $11.8 million, or 10.4%, in 2009 but increased less than one percent in 2008. Participation in IND in 2009 contributed to $1.1 million of the increase. The Banks continued to focus growth initiatives on core deposits during 2009. Average noninterest bearing demand deposits increased $6.0 million, or 5.6%, for 2009, compared to a slight increase in 2008.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2009		2008		2007
Noninterest bearing demand	$113,430	11.9%	$107,430	13.2%	$106,462	13.9%
Interest bearing deposits
Demand	124,758	13.1	113,002	13.9	112,553	14.6
Money market and savings	218,125	23.0	175,376	21.5	177,256	23.0
Certificates of deposit $100,000 or more	258,879	27.3	193,678	23.7	159,532	20.7
Other time deposits	234,468	24.7	226,201	27.7	213,823	27.8
Total	$949,660	100.0%	$815,687	100.0%	$769,626	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2009.

(Dollars in thousands)
Three months or less	$101,350
Over three through twelve months	118,016
Over twelve months	43,297
Total	$262,663

Short-Term Borrowings
Short-term borrowings primarily consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB.  Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors.  We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2009, short-term borrowings included $3.4 million drawn on a $10.0 million line of credit with a commercial bank.  The Company obtained this line of credit during the fourth quarter of 2009.

The average balance of short-term borrowings decreased $22.2 million, or 46.6%, in 2009, whereas the balance increased $14.6 million, or 44.1%, in 2008.  The decrease in average short-term borrowings in 2009 reflected less dependence on  short-term borrowings for funding growth than was required in 2008. Also, the need for short-term borrowings was reduced due to larger increases in average deposits during 2009 than in 2008.

The following table sets forth our position with respect to short-term borrowings.

	2009		2008		2007
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$25,519	0.50%	$47,765	2.40%	$33,138	3.81%
Outstanding at year end	20,404	0.82	52,969	0.49	47,694	3.86
Maximum outstanding at any month end	46,270	-	73,094	-	57,036	-

Long-Term Debt
We use long-term borrowings from the FHLB to meet longer term liquidity needs, specifically to fund loan growth where deposit growth is not sufficient.  At the end of 2009, there were no long-term borrowings outstanding from the FHLB. The $6.0 million FHLB long-term borrowings outstanding at the end of 2008 were repaid in July of 2009, in connection with which we incurred a $78 thousand early repayment penalty that was reflected in interest expense.  At December 31, 2009, our long-term debt was $1.4 million, a decrease of $6.5 million from year-end 2008.  Long-term debt at December 31, 2008 decreased $4.5 million when compared to year-end 2007.  All long-term debt at year-end 2009 was related to the acquisition of TSGIA in 2007.  Acquisition-related debt was $1.9 million and $2.5 million of total long-term debt at year-end 2008 and 2007, respectively.

Capital Management
Total stockholders’ equity for the Company was $127.8 million at December 31, 2009, slightly higher than the previous year.  Stockholders’ equity at December 31, 2008 increased 5.9% over December 31, 2007.  The increases in stockholders’ equity in 2009 and 2008 were due primarily to earnings for those years, reduced by dividends paid on shares of the common stock of the Company. In addition, during 2009 stockholders’ equity increased $1.5 million due to the Warrant issued to the Treasury under the CPP but decreased $1.8 million as a result of dividends paid on the Company’s Series A Preferred Stock issued under the CPP.  Management plans to retain more from earnings in stockholders’ equity by reducing dividends in 2010.  The Company reduced the quarterly common stock dividend to $0.06 from $0.16 per share, effective for the dividend payable February 26, 2010.  The reduction in dividends and resultant increase in capital projected for 2010 is intended to support the Company’s growth and enhance capital ratios.  Even though stockholders’ equity remained relatively flat at the end of 2009 when compared to 2008, the Company and the Banks continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies. At year-end 2009, the Company remained well in excess of regulatory requirements for well capitalized institutions.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  At December 31, 2009, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $728 thousand, compared to net unrealized holding gains, net of tax, of $1.4 million at December 31, 2008 and net unrealized holding gains, net of tax, of $247 thousand at December 31, 2007.  There were $568 thousand in net unrealized holding losses on cash flow hedging activities at the end of 2009 and none at the end of 2008 and 2007.  See Note 21 to the Consolidated Financial Statements for further information on hedging activities.

The following table compares the Company’s capital ratios as of December 31 to the minimum regulatory requirements.

(Dollars in thousands)	2009	2008	2007	Minimum Regulatory Requirements
Tier 1 capital	$106,391	$104,117	$97,744
Tier 2 capital	10,537	9,755	7,950
Total risk-based capital	116,928	113,872	105,694
Net risk weighted assets	928,933	894,024	804,240
Adjusted average total assets	1,148,077	1,013,815	930,619
Risk-based capital ratios:
Tier 1	11.45%	11.65%	12.15%	4.0%
Total capital	12.59	12.74	13.14	8.0
Tier 1 leverage ratio	9.27	10.27	10.50	4.0

Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on capital.  See Note 18 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

Provision for Credit Losses and Risk Management
Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.  The Company’s Board of Directors demands accountability of management, keeping the interests of stockholders in focus.  Through its Asset/Liability Management and Audit Committee, the Board actively reviews critical risk positions, including credit, market, liquidity and operational risk.  The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed.  Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function.  The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

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

The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial real estate and construction, residential real estate, commercial or consumer). Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category.  Classified loans are assigned higher allowance factors than non-rated loans due to management’s concerns regarding collectibility or management’s knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating.

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

As stated elsewhere in this report, the economy has significantly weakened over the past three years.  Although the economy of our market area does not appear to be as weak as in other parts of the country, we have experienced weakness in the local real estate market and related construction industry as a result of the widely-publicized banking crisis and its impact on the global economy.  These weaknesses in the local economy have resulted in higher provisions for credit losses, loan charge-offs and nonperforming assets for us.

At December 31, 2009, the allowance for credit losses was $10.9 million, or 1.19% of average outstanding loans, and 67% of total nonaccrual loans. This compares to an allowance of $9.3 million, or 1.11% of average outstanding loans and 115% of nonaccrual loans, at December 31, 2008, and an allowance for credit losses of $7.6 million, or 1.04% of outstanding loans and 213% of nonaccrual loans, at December 31, 2007.  The ratio of net charge-offs to average loans was 0.81% in 2009, 0.19% in 2008 and 0.06% in 2007.

The provision for credit losses was $9.0 million for 2009, compared to $3.3 million and $1.7 million for 2008 and 2007, respectively. The increased provision in 2009 reflected the continued overall growth of the loan portfolio, an increase in loan charge-offs and nonperforming assets, and a deterioration in overall economic conditions.  Net loan charge-offs totaled $7.4 million for 2009, a $5.8 million increase when compared to $1.6 million in net charge-offs for 2008. Net charge-offs were $473 thousand in 2007.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2009	2008	2007	2006	2005

Balance, beginning of year	$9,320	$7,551	$6,300	$5,236	$4,692

Loans charged off
Real estate – construction	(674)	(536)	-	-	-
Real estate – residential	(2,621)	(316)	(137)	-	-
Real estate – commercial	(1,695)	(238)	-	(2)	-
Commercial	(2,304)	(447)	(276)	(539)	(266)
Consumer	(417)	(276)	(301)	(137)	(183)
Total	(7,711)	(1,813)	(714)	(678)	(449)
Recoveries
Real estate – construction	2	-	-	-	-
Real estate – residential	70	19	-	-	-
Real estate – commercial	6	-	-	46	2
Commercial	66	136	165	123	110
Consumer	137	90	76	80	71
Total	281	245	241	249	183

Net loans charged off	(7,430)	(1,568)	(473)	(429)	(266)
Provision for credit losses	8,986	3,337	1,724	1,493	810
Balance, end of year	$10,876	$9,320	$7,551	$6,300	$5,236

Average loans outstanding	$913,631	$837,739	$728,766	$664,244	$607,017

Percentage of net charge-offs to average loans outstanding during the year	0.81%	0.19%	0.06%	0.06%	0.04%
Percentage of allowance for credit losses at year-end to average loans	1.19%	1.11%	1.04%	0.95%	0.86%

Total nonaccrual loans increased to 1.78% of total loans at December 31, 2009, compared to 0.91% at December 31, 2008 and 0.46% at December 31, 2007.  Specific valuation allowances totaling $468 thousand, $341 thousand and $819 thousand were established to address nonaccrual loans at December 31, 2009, 2008 and 2007, respectively.  Loans 90 days past due and still accruing were $7.4 million, $1.4 million and $1.6 million at year-end 2009, 2008 and 2007, respectively. Nonaccrual loans and loans 90 days past due and still accruing at December 31, 2009 were represented primarily by real estate loans.  Management believes these loans have been adequately provided for in the allowance for credit losses.

The following table summarizes our nonperforming and past due assets as of December 31.

(Dollars in thousands)	2009	2008	2007	2006	2005
Nonperforming assets
Nonaccrual loans
Real estate – construction	$7,163	$5,277	$1,668	$-	$-
Real estate – residential	4,246	1,015	876	158	174
Real estate – commercial	2,828	1,682	877	5,819	242
Commercial	2,028	137	114	1,673	430
Consumer	37	4	5	8	-
Total nonaccrual loans	16,302	8,115	3,540	7,658	846
Other real estate and other assets owned	2,572	148	176	398	302
Total nonperforming assets	18,874	8,263	3,716	8,056	1,148

Loans 90 days past due and still accruing
Real estate – construction	5,096	64	637	-	-
Real estate – residential	2,274	583	473	352	709
Real estate – commercial	-	726	137	256	-
Commercial	-	3	337	18	-
Consumer	55	5	22	15	109
Total loans 90 days past due	7,425	1,381	1,606	641	818

Total nonperforming assets and past due loans	$26,299	$9,644	$5,322	$8,697	$1,966

Nonaccrual loans to total loans at period end	1.78%	0.91%	0.46%	1.09%	0.13%
Nonperforming assets and past due loans, to total loans and other real estate and other assets owned	2.86%	1.09%	0.69%	1.24%	0.31%

During 2009, there was no change in the methods or assumptions affecting the allowance methodology.  The amount of the provision is determined based upon management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations.  Historically, we have experienced the majority of our losses in the commercial loan portfolio, which are typically not secured by real estate.  However, during 2009 and 2008 the Company experienced significantly higher losses on real estate secured loans due to declining real estate values and the slowing economy.

As seen in the table below, the unallocated portion of the allowance for credit losses was $124 thousand at December 31, 2009 and $216 thousand at December 31, 2008.  There  was no unallocated portion of the allowance at December 31, 2007.  At December 31, 2009, 70.3% and 17.6% of our total loans were real estate mortgage loans and real estate construction and land development loans, respectively, compared to 66.9% and 20.2% at December 31, 2008, and 65.1% and 20.0% at December 31, 2007.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate - construction	$2,630	17.6%	$2,749	20.2%	$1,398	20.0%	$1,229	22.7%	$945	21.4%
Real estate - mortgage	5,475	70.3	4,001	66.9	4,075	65.1	3,275	62.9	2,299	63.9
Commercial	2,132	10.0	2,073	10.3	1,826	11.9	1,525	11.5	1,780	12.0
Consumer	515	2.1	281	2.6	252	3.0	271	2.9	212	2.7
Unallocated	124	-	216	-	-	-	-	-	-	-
Total	$10,876	100.0%	$9,320	100.0%	$7,551	100.0%	$6,300	100.0%	$5,236	100.0%

Market Risk Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing.  Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities.  Our profitability is largely dependent on the Banks’ net interest income.  Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets.  The Banks’ Asset/Liability Management Committees oversee the management of interest rate risk.  The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations.  These efforts affect our loan pricing and deposit rate policies as well as asset mix, volume guidelines, and liquidity and capital planning.

During 2009, the Company began using  derivative instruments to hedge its exposure to changes in interest rates.  The Company does not use derivatives for any trading or other speculative purposes. See Note 21 to the Consolidated Financial Statements for further information on hedging activities.

Because we are not exposed to market risk from trading activities and do not utilize off-balance sheet management strategies, the Asset/Liability Management Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk.  Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals.  The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”.  “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice.  As of December 31, 2009, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $150.8 million, or 13.0% of total assets.  The negative gap position within the one-year interval at December 31, 2008 totaled $101.3 million, or 9.7% of total assets.  The $49.5 million increase in the one-year negative gap for 2009 when compared to 2008 was primarily from the increase in federal funds sold, more than offset by the increase in money market and savings deposits.  Also, more time deposits were in the one-year interval gap at the end of 2009 than at the end of 2008.  The negative gap position within the one-year interval at December 31, 2007, totaled $99.1 million, or 10.4% of total assets.

The following table summarizes our interest sensitivity at December 31, 2009.  Loans, federal funds sold, time deposits and short-term borrowings are classified based upon contractual maturities if fixed rate or earliest repricing date if variable rate.  Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2009	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$438,277	$104,787	$208,013	$114,072	$51,407	$(10,875)	$905,681
Investment securities	19,296	14,436	31,459	15,536	25,258	3,699	109,684
Federal funds sold	60,637	-	-	-	-	-	60,637
Interest bearing deposits with other banks	598	-	-	-	-	-	598
Other assets	-	-	-	-	-	79,916	79,916
Total assets	518,808	119,223	239,472	129,608	76,665	72,740	1,156,516

LIABILITIES
Noninterest bearing demand deposits	-	-	-	-	-	122,492	122,492
Interest bearing demand deposits	133,946	-	-	-	-	-	133,946
Money market and savings deposits	249,793	-	-	-	-	-	249,793
Certificates of deposit, $100,000 or more	101,350	118,016	33,569	9,728	-	-	262,663
Other time deposits	59,207	105,596	43,804	13,436	-	-	222,043
Short-term borrowings	20,404	-	-	-	-	-	20,404
Long-term debt	-	497	932	-	-	-	1,429
Other liabilities	-	-	-	-	-	15,936	15,936
STOCKHOLDERS’ EQUITY	-	-	-	-	-	127,810	127,810
Total Liabilities and Stockholders’ Equity	564,700	224,109	78,305	23,164	-	266,238	1,156,516
(Deficit) excess	$(45,892)	$(104,886)	$161,167	$106,444	$76,665	$(193,498)	$-
Cumulative (deficit) excess	$(45,892)	$(150,778)	$10,389	$116,833	$193,498	$-	$-
Cumulative (deficit) excess as percent of total assets	(4.0)%	(13.0)%	0.9%	10.1%	16.7%	-%	-%

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 300 basis point change in rates would have on their net interest income and the fair value of capital.  The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  The chart below provides the sensitivity profiles for net interest income and the fair value of capital as of year-end 2009 and 2008.  As of December 31, 2009 and 2008, due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates is not meaningful.

	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
2009
% Change in Net Interest Income	N/A	(12.81)%	(1.35)%	2.69%	4.98%	7.31%
% Change in Value of Capital	N/A	3.34%	0.19%	3.25%	6.26%	8.33%

2008
% Change in Net Interest Income	N/A	(16.65)%	(7.10)%	6.49%	12.55%	17.54%
% Change in Value of Capital	N/A	5.31%	1.20%	2.51%	5.43%	7.25%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party.  Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Further information about these arrangements is provided in Note 22 to the Consolidated Financial Statements.

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity Management
Liquidity describes our ability to meet financial obligations that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets.  We have arrangements with correspondent banks whereby we have $56.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash.  The Banks are also members of the Federal Home Loan Bank, which provides another source of liquidity.  At December 31, 2009, the Banks had credit availability of approximately $10.1 million from the Federal Home Loan Bank.  In addition, during 2009 the Company obtained a $10.0 million line of credit with a commercial bank.

At December 31, 2009, our loan to deposit ratio was approximately 92.5%, a more liquid position than the 105% and 101% at year-end 2008 and 2007, respectively.  During the second quarter of 2009, we began participating in the IND program which increased liquidity. Investment securities available for sale totaling $100.7 million at the end of 2009 were available for the management of liquidity and interest rate risk.  The comparable amounts were $79.2 million and $97.1 million at December 31, 2008 and 2007, respectively.  Cash and cash equivalents were $75.6 million at December 31, 2009, compared to $27.3 million at year-end 2008 and $26.9 million at year-end 2007.  The increase in cash and cash equivalents at the end of 2009 compared to the end of 2008 was due to a larger amount in federal funds sold.  Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The purchase obligations in the table below include costs associated with our new core data processing system.  The conversion to the new system occurred in the second quarter of 2009.  With the new system, we are experiencing automation efficiencies and expecting to achieve future cost savings.

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Long-term debt	$497	$932	$-	$-	$1,429
Operating leases	763	1,320	725	1,807	4,615
Purchase obligations	2,124	3,197	3,128	9,647	18,096
Total	$3,384	$5,449	$3,853	$11,454	$24,140

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.  Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 12, 2010

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton, CPA
President and Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2009 and 2008, and the consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Baltimore, Maryland
March 12, 2010

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)	2009	2008
ASSETS
Cash and due from banks	$14,411	$16,803
Interest-bearing deposits with other banks	598	481
Federal funds sold	60,637	10,010
Investment securities:
Available for sale, at fair value	100,744	79,204
Held to maturity, at amortized cost –fair value of $9,012 (2009) and $10,390 (2008)	8,940	10,252

Loans	916,557	888,528
Less: allowance for credit losses	(10,876)	(9,320)
Loans, net	905,681	879,208

Premises and equipment, net	14,307	13,855
Goodwill	15,954	15,954
Other intangible assets, net	5,406	5,921
Other real estate and other assets owned, net	2,572	148
Other assets	27,266	12,805

Total assets	$1,156,516	$1,044,641

LIABILITIES
Deposits:
Noninterest-bearing demand	$122,492	$102,584
Interest-bearing demand	133,946	125,370
Money market and savings	249,793	150,958
Certificates of deposit, $100,000 or more	262,663	235,235
Other time	222,043	231,224
Total deposits	990,937	845,371

Short-term borrowings	20,404	52,969
Other liabilities	15,936	10,969
Long-term debt	1,429	7,947

Total liabilities	1,028,706	917,256

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–8,418,963 (2009) and 8,404,684 (2008)	84	84
Warrant	1,543	-
Additional paid in capital	29,872	29,768
Retained earnings	96,151	96,140
Accumulated other comprehensive income	160	1,393

Total stockholders’ equity	127,810	127,385

Total liabilities and stockholders’ equity	$1,156,516	$1,044,641

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

(Dollars in thousands, except per share data)	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$55,209	$56,866	$57,524
Interest and dividends on investment securities:
Taxable	3,184	3,788	5,105
Tax-exempt	301	420	511
Interest on federal funds sold	84	308	1,108
Interest on deposits with other banks	11	92	893
Total interest income	58,789	61,474	65,141

INTEREST EXPENSE
Interest on deposits	17,018	19,877	21,693
Interest on short-term borrowings	127	1,147	1,264
Interest on long-term debt	266	531	1,148
Total interest expense	17,411	21,555	24,105

NET INTEREST INCOME	41,378	39,919	41,036

Provision for credit losses	8,986	3,337	1,724

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	32,392	36,582	39,312

NONINTEREST INCOME
Service charges on deposit accounts	3,424	3,600	3,372
Other service charges and fees	3,143	3,029	2,195
Gains (losses) on sales of investment securities	49	(15)	5
Other than temporary impairment of securities	-	(371)	-
Insurance agency commissions income	11,131	12,090	7,698
Gains (losses) on disposals of premises and equipment	-	1,247	(136)
Loss on sale of investment in unconsolidated subsidiary	-	(337)	-
Other noninterest income	1,794	1,107	1,545
Total noninterest income	19,541	20,350	14,679

NONINTEREST EXPENSE
Salaries and wages	18,488	18,426	15,947
Employee benefits	4,631	4,895	4,044
Occupancy expense	2,324	2,179	1,962
Furniture and equipment expense	1,183	1,185	1,312
Data processing	2,463	2,323	2,175
Directors’ fees	478	558	605
Amortization of intangible assets	515	515	333
Insurance agency commissions expense	1,913	2,248	557
FDIC insurance premium expense	2,078	356	99
Other noninterest expenses	6,175	5,685	5,505
Total noninterest expense	40,248	38,370	32,539

INCOME BEFORE INCOME TAXES	11,685	18,562	21,452
Income tax expense	4,412	7,092	8,002

NET INCOME	7,273	11,470	13,450
Preferred stock dividends and discount accretion	1,876	-	-
Net income available to common stockholders	$5,397	$11,470	$13,450

Basic earnings per common share	$0.64	$1.37	$1.61
Diluted earnings per common share	$0.64	$1.37	$1.60
Cash dividends paid per common share	$0.64	$0.64	$0.64
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)	Preferred Stock	Common Stock	Warrant	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2006	$-	$84	$-	$29,688	$82,279	$(724)	$111,327
Comprehensive income:
Net income	-	-	-	-	13,450	-	13,450
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	971	971
Total comprehensive income							14,421
Shares issued for employee stock-based awards	-	-	-	54	-	-	54
Stock-based compensation expense	-	-	-	63	-	-	63
Stock repurchased and retired	-	-	-	(266)	-	-	(266)
Cash dividends paid ($0.64 per share)	-	-	-	-	(5,364)	-	(5,364)

Balances, December 31, 2007	-	84	-	29,539	90,365	247	120,235
Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)
Comprehensive income:
Net income	-	-	-	-	11,470	-	11,470
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	1,146	1,146
Total comprehensive income							12,616

Shares issued for employee stock-based awards	-	-	-	138	-	-	138
Stock-based compensation expense	-	-	-	91	-	-	91
Cash dividends paid ($0.64 per share)	-	-	-	-	(5,377)	-	(5,377)

Balances, December 31, 2008	-	84	-	29,768	96,140	1,393	127,385

Comprehensive income:
Net income	-	-	-	-	7,273	-	7,273
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	(665)	(665)
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(568)	(568)
Total comprehensive income							6,040

Warrant issued	-	-	1,543	-	-	-	1,543
Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000
Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)
Discount accretion	68	-	-	-	(68)	-	-
Redemption of preferred stock	(23,525)	-	-	-	-	-	(23,525)
Shares issued for employee stock-based awards	-	-	-	2	-	-	2
Stock-based compensation expense	-	-	-	102	-	-	102
Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)
Cash dividends paid ($0.64 per share)	-	-	-	-	(5,386)	-	(5,386)
Balances, December 31, 2009	$-	$84	$1,543	$29,872	$96,151	$160	$127,810

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ending December 31,

(Dollars in thousands)	2009	2008	2007
Net income	$7,273	$11,470	$13,450

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(1,061)	1,525	1,598
Tax effect	425	(609)	(624)
Reclassification of (gains) losses recognized in net income	(49)	386	(5)
Tax effect	20	(156)	2
Net of tax amount	(665)	1,146	971

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(952)	-	-
Tax effect	384	-	-
Net of tax amount	(568)	-	-
Total other comprehensive (loss) income	(1,233)	1,146	971
Comprehensive income	$6,040	$12,616	$14,421

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,273	$11,470	$13,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,986	3,337	1,724
Depreciation and amortization	1,880	1,784	1,523
Discount accretion on debt securities	(226)	(199)	(190)
Stock-based compensation expense	102	91	63
Excess tax benefits from stock-based arrangements	(5)	(4)	(3)
Deferred income taxes	(928)	(498)	(377)
(Gain) loss on sales of securities	(49)	15	(5)
Other than temporary impairment of securities	-	371	-
(Gain) loss on disposals of premises and equipment	-	(1,247)	136
Loss on sale of investment in unconsolidated subsidiary	-	337	-
Loss (gain) on sales of other real estate owned	26	50	(51)
Write-downs of other real estate owned	159	-	-
Gain on interest rate swaps	(420)	-	-
Net changes in:
Insurance premiums receivable	365	(265)	(510)
Accrued interest receivable	(198)	402	(116)
Prepaid FDIC premium expense	(5,425)	(10)	-
Other assets	(1,481)	(1,673)	1,503
Accrued interest payable	(569)	(443)	550
Other liabilities	689	491	30

Net cash provided by operating activities	10,179	14,009	17,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	53,668	82,063	92,293
Proceeds from sales of securities available for sale	2,048	2	3,500
Purchases of securities available for sale	(78,376)	(62,551)	(74,897)
Proceeds from maturities and principal payments of securities held to maturity	3,934	3,666	1,174
Purchases of securities held to maturity	(2,623)	(1,026)	(117)
Net increase in loans	(38,190)	(114,033)	(77,977)
Purchases of premises and equipment	(1,553)	(331)	(695)
Proceeds from sales of premises and equipment	-	2,773	-
Proceeds from sale of investment in unconsolidated subsidiary	-	600	-
Proceeds from sales of other real estate owned	122	264	1,148
Purchases of interest rate caps	(6,475)	-	-
Acquisition, net of cash acquired	-	-	(5,259)

Net cash used in investing activities	(67,445)	(88,573)	(60,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	127,319	(10,688)	(18,843)
Net increase in certificates of deposit	18,247	90,163	10,556
Excess tax benefits from stock-based arrangements	5	4	3
Net (decrease) increase in short-term borrowings	(32,565)	5,276	19,170
Proceeds from issuance of long-term debt	-	3,000	3,000
Repayment of long-term debt	(6,518)	(7,538)	(18,000)
Net receipt of counterparty collateral – interest rate caps	4,847	-	-
Proceeds from issuance of preferred stock and warrant	25,000	-	-
Redemption of preferred stock	(23,525)	-	-
Proceeds from issuance of common stock	2	138	54
Common stock repurchased and retired	-	-	(266)
Preferred stock dividends paid	(1,808)	-	-
Common stock dividends paid	(5,386)	(5,377)	(5,364)
Net cash provided (used) by financing activities	105,618	74,978	(9,690)

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,

(Dollars in thousands)	2009	2008	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,352	414	(52,793)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,294	26,880	79,673

CASH AND CASH EQUIVALENTS AT END OF YEAR	$75,646	$27,294	$26,880

Supplemental cash flow information:

Interest paid	$17,980	$21,998	$23,555

Income taxes paid	$4,975	$9,704	$8,462

Transfers from loans to other real estate owned	$2,731	$286	$874

Details of acquisitions:
Fair value of assets acquired	$-	$-	$3,705
Fair value of liabilities assumed	-	-	(3,404)
Fair value of debt issued	-	-	(2,485)
Purchase price in excess of net assets acquired	-	-	9,215

Net cash paid for acquisitions	$-	$-	$7,031

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008, and 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated.  The investments in subsidiaries are recorded on the Company’s books (Parent only) on the basis of its equity in the net assets of the subsidiaries.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

In 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date as of December 31, 2009 through the date the financial statements were filed, for items that should potentially be recognized or disclosed in these financial statements as prescribed by recently issued FASB ASC Topic 855, “Subsequent Events”.  The evaluation was conducted and it was concluded that no items required disclosure.

Nature of Operations
The Company engages in the banking business through CNB, a Maryland trust company with commercial banking powers, The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and The Felton Bank, a Delaware commercial bank  (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”).  Its primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula.  The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation; and two insurance premium finance companies, Mubell Finance, LLC, a Maryland limited liability company, and ESFS, Inc., a Maryland corporation (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”).  The Company also has a mortgage broker subsidiary, Wye Mortgage Group, LLC (the “Mortgage Group”).

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

Investment Securities Available for Sale
Investment securities available for sale are stated at estimated fair value based on quoted market prices.  They represent those securities which management may sell as part of its asset/liability strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors.  The cost of securities sold is determined by the specific identification method.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes.  Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would have the intent to sell a security or be required to sell a security before recovery of its amortized cost.  Equity securities include Federal Home Loan Bank stock, Federal Reserve Bank stock and Atlantic Central Banker’s Bank stock which are considered restricted as to marketability and are recorded at cost.

Investment Securities Held to Maturity
Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  The Company intends and has the ability to hold such securities until maturity.  Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would have the intent to sell a security or be required to sell a security before recovery of its amortized cost.

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

The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (i) ASC Topic 450, “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) ASC Topic 310, “Receivables,” which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market.  Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from management’s estimates.  In addition, GAAP itself may change from one previously acceptable method to another.  Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment.  Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.  The Company’s other intangible assets that  have finite lives are amortized on a straight-line basis over varying periods not exceeding 21 years.  Note 8 includes a summary of the Company’s goodwill and other intangible assets.

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

Long-Term Debt
Long-term debt generally consists of advances from the Federal Home Loan Bank.  These borrowings are used to fund earning asset growth of the Company.

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The Company accounts for income taxes using the liability method in accordance with required accounting guidance.  Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences.  These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities.  Deferred taxes are provided as a result of such temporary differences.

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

Basic and Diluted Earnings Per Common Share
Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of stock-based awards.

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

Stock-Based Compensation
Accounting guidance for stock-based compensation requires that expense relating to such transactions be recognized as compensation cost in the income statement.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant date fair value.  Note 14 includes a summary of and activity in the Company’s stock-based compensation plans.

Derivative Instruments and Hedging Activities
Under accounting guidance for derivative instruments and hedging activities, all derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values.  When the purpose of a derivative is to hedge the variability of a floating rate asset or liability, the derivative is considered a “cash flow” hedge.  To account for the effective portion of a cash flow hedge, unrealized gains and losses due to changes in the fair value of the derivative designated as a cash flow hedge are recorded in other comprehensive income.  Ineffectiveness resulting from differences between the cash flows of the hedged item and changes in fair value of the derivative is recognized as other noninterest income.  The net interest settlement on a derivative designated as  a cash flow hedge is treated as an adjustment of the interest income or interest expense of the hedged asset or liability.

Advertising Costs
Advertising costs are generally expensed as incurred.  The Company incurred advertising costs of approximately $383 thousand, $513 thousand and $473 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

New Accounting Pronouncements

Pronouncements adopted
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

FASB ASC Topic 855, “Subsequent Events”.  New accounting guidance under ASC Topic 855 incorporates accounting guidance that originated as U.S. auditing standards into the body of authoritative literature issued by the FASB.  This guidance is based on the same principles as those that currently exist in the auditing standards.  However, the new guidance does make a few changes such as eliminating Type I and Type II subsequent events and requiring an entity to determine whether events and transactions occurring subsequent to the balance sheet date through the date the financial statements are filed require disclosure.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The Company adopted this new accounting guidance effective June 30, 2009 and adoption did not have a material effect on the Company’s consolidated financial statements.

Pronouncements issued but not yet effective
FASB ASC Topic 810, “Consolidation”.  New accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new accounting guidance will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing”. New accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This new accounting guidance will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 3.   CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks.  Such balances for the Company’s bank subsidiaries averaged approximately $1.5 million and $1.4 million during 2009 and 2008, respectively.

NOTE 4.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2009:
Obligations of U.S. Treasury	$2,998	$-	$-	$2,998
Obligations of U.S. Government agencies and corporations	57,258	879	397	57,740
Mortgage-backed securities	35,579	818	90	36,307
Federal Home Loan Bank stock	2,822	-	-	2,822
Federal Reserve Bank stock	302	-	-	302
Other equity securities	571	4	-	575
Total	$99,530	$1,701	$487	$100,744

December 31, 2008:
Obligations of U.S. Treasury	$1,000	$-	$-	$1,000
Obligations of U.S. Government agencies and corporations	49,996	1,451	-	51,447
Mortgage-backed securities	22,028	879	8	22,899
Federal Home Loan Bank stock	3,003	-	-	3,003
Federal Reserve Bank stock	302	-	-	302
Other equity securities	551	2	-	553
Total	$76,880	$2,332	$8	$79,204

Held-to-maturity securities:
December 31, 2009:
Obligations of states and political subdivisions	$8,940	$163	$91	$9,012

December 31, 2008:
Obligations of states and political subdivisions	$10,252	$159	$21	$10,390

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2009, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t agencies and corporations	$22,835	$397	$-	$-	$22,835	$397
Mortgage-backed securities	8,998	90	-	-	8,998	90
Total	$31,833	$487	$-	$-	$31,833	$487

The available-for-sale securities have a fair value of approximately $100.7 million, of which approximately $31.8 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.49%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2009 are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$2,065	$87	$186	$4	$2,251	$91

The held-to-maturity securities have a fair value of approximately $9.0 million, of which approximately $2.3 million have unrealized losses when compared to their amortized cost.  All of the securities with the unrealized losses in the held-to-maturity portfolio are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 1.02%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio to be temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2009 are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,872	$8,984	$2,470	$2,484
Due after one year through five years	46,087	47,081	4,514	4,642
Due after five years through ten years	17,589	17,546	943	937
Due after ten years	23,287	23,434	1,013	949
	95,835	97,045	8,940	9,012
Equity securities	3,695	3,699	-	-
Total	$99,530	$100,744	$8,940	$9,012

The maturity dates for mortgage-backed securities are determined by expected maturity dates.  The maturity dates for the remaining debt securities are determined using contractual maturity dates.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase.  All pledged securities are in the available-for-sale investment portfolio.

	December 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$64,856	$66,024	$69,124	$71,322

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2009 or 2008.

Proceeds from sales of investment securities were  $2.0 million, $2 thousand, and $3.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.  Gross gains from sales of investment securities were $49 thousand, $0, and $5 thousand for the years ended December 31, 2009, 2008, and 2007, respectively.  There were no gross losses for the years ended December 31, 2009 or 2007.  Gross losses were $15 thousand for the year ended December 31, 2008.  The investment securities losses in 2008 resulted from the sale of 10,000 shares of Freddie Mac preferred stock.  The Company also incurred a $371 thousand other than temporary impairment loss on these securities during 2008.

NOTE 5.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware.  The principal categories of the loan portfolio at December 31 are summarized as follows:

(Dollars in thousands)	2009	2008
Real estate loans:
Construction and land development	$161,437	$179,847
Secured by farmland	33,966	24,797
Secured by residential properties	327,873	289,510
Secured by nonfarm, nonresidential properties	281,964	279,599
Loans to farmers (loans to finance agricultural production and other loans)	2,653	2,724
Commercial and industrial loans	82,513	80,107
Loans to individuals for household, family, and other personal expenditures	19,534	22,606
Obligations of states and political subdivisions in the United States, tax-exempt	6,400	7,419
All other loans	217	1,919
	916,557	888,528
Allowance for credit losses	(10,876)	(9,320)
Total	$905,681	$879,208

Loans are net of unearned income of $221 thousand at year-end 2009 and $504 thousand at year-end 2008.

In the normal course of banking business, loans are made to officers and directors and their affiliated interests.  These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility.  As of December 31, 2009, and 2008, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $19.2  million and $9.5 million, respectively.  During 2009 and 2008, loan additions were approximately $11.7 million and $913 thousand, respectively, and loan repayments were approximately $2.0 million and $2.4 million, respectively.

Activity in the allowance for credit losses is summarized as follows:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$9,320	$7,551	$6,300

Loans charged off
Real estate – construction	(674)	(536)	-
Real estate – residential	(2,621)	(316)	(137)
Real estate – commercial	(1,695)	(238)	-
Commercial	(2,304)	(447)	(276)
Consumer	(417)	(276)	(301)
Total	(7,711)	(1,813)	(714)
Recoveries
Real estate – construction	2	-	-
Real estate – residential	70	19	-
Real estate – commercial	6	-	-
Commercial	66	136	165
Consumer	137	90	76
Total	281	245	241
Net loans charged off	(7,430)	(1,568)	(473)
Provision for credit losses	8,986	3,337	1,724

Balance, end of year	$10,876	$9,320	$7,551

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

(Dollars in thousands)	2009	2008	2007
Impaired loans with a valuation allowance	$2,028	$2,550	$3,413
Impaired loans with no valuation allowance	14,274	5,565	127

Total impaired loans	$16,302	$8,115	$3,540

Allowance for credit losses applicable to impaired loans	$468	$341	$819
Allowance for credit losses applicable to other than impaired loans	10,408	8,979	6,732

Total allowance for credit losses	$10,876	$9,320	$7,551

Average recorded investment in impaired loans	$12,646	$5,477	$3,958

Gross interest income of $859 thousand, $476 thousand and $404 thousand would have been recorded in 2009, 2008 and 2007, respectively, if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $4 thousand, $193 thousand and $142 thousand for 2009, 2008 and 2007, respectively.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(Dollars in thousands)	2009	2008
Land	$4,337	$4,337
Buildings and land improvements	12,081	11,202
Furniture and equipment	7,823	7,195
	24,241	22,734
Accumulated depreciation	9,934	(8,879)
Total	$14,307	$13,855

Depreciation expense totaled $1.1 million for each of the three years in the period ended December 31, 2009.  The increase in premises and equipment was primarily from the purchases associated with the new core data processing system.

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

The Company leases facilities under operating leases.  Rental expense for the years ended December 31, 2009, 2008, and 2007 was $774 thousand, $607 thousand and $380 thousand, respectively.  The increase in 2009 was mainly due to one additional lease on a new bank branch and annual rent increases.  Future minimum annual rental payments are approximately as follows (dollars in thousands):

2010	$763
2011	714
2012	606
2013	405
2014	320
Thereafter	1,807
Total minimum lease payments	$4,615

NOTE 7.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 2008, the Company sold its investment in 20.0% of the outstanding common stock of the Delmarva Data Bank Processing Center, Inc. (“Delmarva Data”).  The Company recorded a $337 thousand loss on the sale.

	December 31,
(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$-	$937	$937
Equity in net income	-	-	-
Sale of investment	-	(937)	-

Balance, end of year	$-	$-	$937

Data processing and other expenses paid to Delmarva Data totaled approximately $763 thousand, $1.7 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease in expense during 2009 was due to the Company contracting with a new vendor for data processing.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $16.0 million at both December 31, 2009 and December 31, 2008.  The Community banking segment had $4.1 million in goodwill and the Insurance segment had $11.9 million in goodwill at December 31, 2009, unchanged from December 31, 2008.  The Insurance segment increased its goodwill by $4.0 million during 2007 due to the acquisition of two insurance companies, JM and TSGIA.

The significant components of goodwill and acquired intangible assets are as follows:

	December 31, 2009				December 31, 2008
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Goodwill	$16,621	$(667)	$15,954	-	$16,621	$(667)	$15,954	-

Other intangible assets
Amortized other intangible assets
Employment agreements	$1,730	$(561)	$1,169	4.7	$1,730	$(312)	$1,418	5.7
Insurance expirations	1,270	(640)	630	7.5	1,270	(555)	715	8.5
Core deposit intangible	968	(696)	272	2.3	968	(575)	393	3.3
Customer relationships	960	(135)	825	13.7	960	(75)	885	14.7
	4,928	(2,032)	2,896		4,928	(1,517)	3,411
Unamortized other intangible assets
Carrier relationships	1,300	-	1,300	-	1,300	-	1,300	-
Trade name	1,210	-	1,210	-	1,210	-	1,210	-
	2,510	-	2,510		2,510	-	2,510
Total other intangible assets	$7,438	$(2,032)	$5,406		$7,438	$(1,517)	$5,921

The current period and estimated future amortization expense for amortized other intangible assets is as follows:

		Amortization
(Dollars in thousands)		Expense
Year ended December 31, 2009		$515

Estimate for years ended December 31,	2010	515
	2011	515
	2012	402
	2013	306
	2014	306

Under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”, goodwill was subjected to an annual assessment for impairment during 2009.  As a result of the annual assessment, the Company determined that there was no impairment of goodwill.  The Company will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

NOTE 9.  OTHER ASSETS AND LIABILITIES

The Company had the following other assets at December 31.

(Dollars in thousands)	2009	2008
Insurance premiums receivable	$983	$1,348
Accrued interest receivable	4,804	4,606
Deferred income taxes (1)	3,337	1,579
Interest rate caps (2)	6,168	-
Prepaid FDIC premium expense	5,449	24
Other assets	6,525	5,248
Total	$27,266	$12,805

The Company had the following other liabilities at December 31.

(Dollars in thousands)	2009	2008
Accrued interest payable	$1,781	$2,350
Counterparty collateral relating to interest caps (2)	4,847	-
Other liabilities	9,308	8,619
Total	$15,936	$10,969

(1)  See Note 16 for further discussion.
(2)  See Note 21 for further discussion.

NOTE 10.  DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2009 and 2008 was $262.7 million and $235.2 million, respectively.

The approximate maturities of time deposits at December 31 are as follows:

(Dollars in thousands)	2009	2008
Due in one year or less	$384,169	$328,367
Due in one to three years	77,373	96,518
Due in three to five years	23,164	41,574
Total	$484,706	$466,459

NOTE 11.  SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31:

	2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$18,200	0.41%	$24,229	1.48%
Federal Home Loan Bank advances	6,000	0.60	22,219	3.39
Other short-term borrowings	1,319	1.23	1,317	2.69
Total	$25,519	0.50	$47,765	2.40

At Year End
Retail repurchase agreements	$17,026	0.47%	$24,469	0.45%
Federal Home Loan Bank advances	-	-	24,050	0.51
Other short-term borrowings	3,378	2.51	4,450	0.45
Total	$20,404	0.82	$52,969	0.49

Maximum Month-End Balance
Retail repurchase agreements	$29,220		$33,094
Federal Home Loan Bank advances	17,050		31,500
Other short-term borrowings	3,378		8,500

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

At December 31, 2009, other short-term borrowings included $3.4 million drawn on a $10.0 million line of credit with a commercial bank.  The Company obtained this line of credit during the fourth quarter of 2009.

NOTE 12.  LONG-TERM DEBT

As of December 31, the Company had the following long-term debt:

(Dollars in thousands)	2009	2008
FHLB 4.17%Advance due in 2009	$-	$3,000
FHLB 3.09% Advance due in 2010	-	3,000
Acquisition-related debt, 4.08% interest, annual payments over five years	1,429	1,947
Total	$1,429	$7,947

The FHLB borrowings were repaid in July of 2009.  The Company incurred a $78 thousand early repayment penalty which was reflected in interest expense.  The Company pledged its real estate mortgage loan portfolio under a blanket floating lien as collateral for the FHLB advances.

The acquisition-related debt was incurred as part of the purchase price of TSGIA and is payable to the seller thereof, who remains the President of that subsidiary.

NOTE 13.  BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees.  The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $1.1 million, $1.4 million, and $1.1 million for 2009, 2008, and 2007, respectively.  The expense decreased in 2009 when compared to 2008 due to a decline in the amount accrued for the profit sharing portion of the plan based on lower profits.

TSGIA had a separate 401(k) plan covering substantially all of its full-time employees in 2007.  The Company’s total expense under this plan was $11 thousand for 2007.

NOTE 14.  STOCK-BASED COMPENSATION

At December 31, 2009, the Company maintained two equity compensation plans under it may issue shares of common stock or grant other equity-based awards: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”). The Company's ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of December 31, 2009. Until March 3, 2008, the Company also had the ability to grant stock options to employees under the Shore Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP gave employees the right, for a 27-month term, to purchase shares of the Company’s common stock at 85% of the fair market value on the date of grant. There were no outstanding options under the ESPP as of December 31, 2009.

Under the 2006 Equity Plan, stock-based awards may be granted periodically to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Company’s Board. Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three to five year period of time and, in the case of stock options, expiring 10 years from the grant date. The 2006 Equity Plan originally reserved 600,000 shares of common stock for grant, and 567,718 shares remained available for grant at December 31, 2009.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2009:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Number	Weighted Average Grant	Number	Weighted Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Nonvested at beginning of year	16,859	$22.55	3,845	$25.31
Granted	14,254	18.12	13,783	21.93
Vested	(3,708)	22.63	(769)	25.31
Cancelled	-	-	-	-

Nonvested at end of year	27,405	20.23	16,859	22.55

The total fair value of restricted stock awards vested was $67 thousand in 2009 and $16 thousand in 2008.

The following is a summary of stock option activity for the 1998 Option Plan and the ESPP for 2009 and 2008:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	18,550	$15.52	33,797	$15.67
Granted	-	-	-	-
Exercised	(25)	21.33	(13,181)	15.46
Expired/Cancelled	(7,675)	18.55	(2,066)	18.47
Outstanding at end of year	10,850	13.36	18,550	15.52

The following summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding
Number	Exercise Price	Weighted Average Remaining Contract Life (in years)
2,430	$14.00	0.05
8,420	13.17	2.28
10,850

All options outstanding are exercisable.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  No options were granted during 2009 or 2008.

The total intrinsic value of outstanding exercisable stock options was $12 thousand at December 31, 2009.  The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was less than $1 thousand, $80 thousand and $32 thousand, respectively.  No stock options vested in 2009 or 2008.  The total fair value of stock options vested for 2007 was $30 thousand.

Stock-based compensation expense totaled $102 thousand, $91 thousand and $63 thousand in 2009, 2008, and 2007, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant date fair value and reflects forfeitures as they occur.  The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $5 thousand, $4 thousand, and $3 thousand in 2009, 2008, and 2007, respectively.  Unrecognized stock-based compensation expense related to stock-based awards totaled $455 thousand at December 31, 2009.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.75 years.

NOTE 15.  DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of the Company and its subsidiaries.  The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Company’s Board.   The Company may also make matching, mandatory and discretionary contributions for certain participants.  A participant is fully vested at all times in the amounts that he or she elects to defer.  Any contributions by the Company will vest over a five-year period.  The Company made contributions to the Plan totaling $85 thousand, $84 thousand, and $167 thousand for 2009, 2008, and 2007, respectively.  Elective deferrals were made by one plan participant during 2007.

The Company has a supplemental deferred compensation plan to provide retirement benefits to its President and Chief Executive Officer.  The participant is 100% vested in amounts credited to his account.  No contributions were made to this plan in 2009, 2008 or 2007.

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation.  The amounts deferred are invested in insurance policies, owned by the Company, on the lives of the respective individuals.  Amounts available under the policies are to be paid to the individuals as retirement benefits over future years.   The cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31 are as follows:

(Dollars in thousands)	2009	2008
Cash surrender value	$2,347	$2,276
Accrued benefit obligation	1,269	1,252

NOTE 16.  INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

(Dollars in thousands)	2009	2008
Federal income taxes currently receivable	$918	$1,180
State income taxes currently (payable) receivable	(25)	143
Deferred income tax benefit	3,337	1,579

Components of income tax expense for each of the three years ended December 31 are as follows:

(Dollars in thousands)	2009	2008	2007
Current tax expense:
Federal	$4,078	$6,120	$7,162
State	1,262	1,470	1,217
	5,340	7,590	8,379
Deferred income tax benefit:
Federal	(708)	(334)	(255)
State	(220)	(164)	(122)
	(928)	(498)	(377)

Total income tax expense	$4,412	$7,092	$8,002

A reconciliation of tax computed at the statutory federal tax rate of 34.2% for 2009 and 35% for 2008 and 2007 to the actual tax expense for the three years ended December 31 follows:

(Dollars in thousands)	2009	2008	2007
Tax at federal statutory rate	34.2%	35.0%	35.0%
Tax effect of:
Tax-exempt income	(1.6)	(1.2)	(1.0)
Non-deductible expenses	0.2	0.1	0.2
State income taxes, net of federal benefit	5.9	4.6	3.4
Other	(0.9)	(0.3)	(0.3)

Actual income tax expense rate	37.8%	38.2%	37.3%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

(Dollars in thousands)	2009	2008
Deferred tax assets:
Allowance for credit losses	$4,311	$3,688
Reserve for off-balance sheet commitments	171	171
Write-downs of other real estate owned	56	-
Net operating loss carry forward	156	115
Deferred gain on sale leaseback	49	52
Deferred income	665	271
Accrued employee benefits	849	710
Accrued data processing expenses	195	-
Unrealized losses on interest rate caps	384	-
Other	7	8
Total deferred tax assets	6,843	5,015
Deferred tax liabilities:
Depreciation	529	389
Purchase accounting adjustments	1,374	1,161
Federal Home Loan Bank stock dividend	29	29
Deferred capital gain on branch sale	493	493
Deferred gains on interest rate swaps	169	-
Deferred loan costs	373	377
Unrealized gains on available-for-sale securities	486	932
Other	53	55
Total deferred tax liabilities	3,506	3,436
Net deferred tax assets	$3,337	$1,579

NOTE 17.	EARNINGS PER COMMON SHARE

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

(In thousands, except per share data)	2009	2008	2007

Net income	$5,397	$11,470	$13,450

Weighted average shares outstanding – basic	8,414	8,400	8,380

Dilutive effect of stock-based awards	3	7	14

Weighted average shares outstanding – diluted	8,417	8,407	8,394

Earnings per common share – basic	$0.64	$1.37	$1.61

Earnings per common share – diluted	$0.64	$1.36	$1.60

There were 169 thousand antidilutive weighted average shares relating to a common stock purchase warrant excluded from the diluted earnings per share calculation for 2009 and none for 2008 and 2007.  There were 438 and 3,284 antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for 2009 and 2008, respectively.  For the year ended December 31, 2007, there were no antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation.

NOTE 18.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio).  Management believes, as of December 31, 2009, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (which was CNB’s federal regulator until it converted to a Maryland-chartered trust company in December 2009) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios.  Management knows of no trends or demands, commitments, events or uncertainties that are likely to have a material adverse impact on the ability of the Company or any of the Banks to remain in the well capitalized category.

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

Capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank, CNB and Felton Bank as of December 31, 2009 and 2008 are presented below:

December 31, 2009 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$106,391	$116,928	$928,933	$1,148,077	11.45%	12.59%	9.27%
Talbot Bank	67,539	73,953	602,944	728,612	11.20	12.27	9.27
CNB	31,461	34,539	245,852	324,464	12.80	14.05	9.70
Felton Bank	8,684	9,642	76,060	90,268	11.42	12.68	9.62

December 31, 2008 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$104,117	$113,872	$894,024	$1,013,815	11.65%	12.74%	10.27%
Talbot Bank	64,302	70,101	556,417	605,533	11.56	12.60	10.62
CNB	30,817	33,327	257,864	314,232	11.95	12.92	9.81
Felton Bank	7,182	8,161	79,085	89,802	9.08	10.32	8.00

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company.  The Banks paid dividends of $5.1 million to the Company during 2009.  At December 31, 2009, the Banks could have paid dividends to the Company of approximately $7.2 million without the prior consent and approval of the regulatory agencies.  The Company had no outstanding receivables from subsidiaries at December 31, 2009 or 2008.

NOTE 19.  LINES OF CREDIT

The Banks had $56.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2009.  The comparable amount was $57.5 million at December 31, 2008.  In addition, the Banks had credit availability of approximately $14.1 million and $62.1 million from the Federal Home Loan Bank at December 31, 2009 and 2008, respectively. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank.  At December 31, 2009 and 2008, the Federal Home Loan Bank had issued letters of credit in the amounts of $71.0 million and $65.0 million, respectively, on behalf of the Banks to local government entities as collateral for their deposits.  The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2009 and $24.1 million at December 31, 2008.

During 2009, the Company obtained a $10.0 million line of credit with a commercial bank to be used primarily for working capital or other general business purposes.  At the end of 2009, short-term borrowings included $3.4 million drawn on this line.

NOTE 20.    FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” which provides a framework for measuring and disclosing fair value under GAAP. This accounting guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

Loans
The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. At December 31, 2009, substantially all impaired loans were evaluated based upon the fair value of the collateral.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  Impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of December 31, 2009, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheet.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at December 31, 2009.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Treasury	$2,998	$2,998	$-	$-
U.S. Government agencies	57,740	-	57,740	-
Mortgage-backed securities	36,307	-	36,307	-
Federal Home Loan Bank stock	2,822	-	2,822	-
Federal Reserve Bank stock	302	-	302	-
Other equity securities	575	-	575	-
Total	$100,744	$2,998	$97,746	$-
Interest rate caps	$6,168	$-	$6,168	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at December 31, 2009.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,834	$-	$-	$15,834
Other real estate owned	2,572	-	-	2,572

Impaired loans had a carrying amount of $16.3 million with a valuation allowance of $468 thousand at December 31, 2009.

The following disclosure is about the fair value of the company’s financial instruments.  The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value is discussed below:

Cash and Cash Equivalents
For short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities
For all investments in debt securities, fair values are based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans
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

The estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$75,646	$75,646	$27,294	$27,294
Investment securities	109,684	109,756	89,456	89,594
Loans	916,557	934,362	888,528	914,695
Less: allowance for loan losses	(10,876)	-_	(9,320)	_ -
Total	$1,091,011	$1,119,764	$995,958	$1,031,583

Financial liabilities
Deposits	$990,937	$999,016	$845,371	$861,951
Short-term borrowings	20,404	20,404	52,969	52,969
Long-term debt	1,429	1,530	7,947	8,060
Total	$1,012,770	$1,020,950	$906,287	$922,980

NOTE 21.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the second quarter of 2009, the Company entered into five-year interest rate swap agreements with notional amounts of $70 million to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97%. Because the interest rate swaps did not qualify for hedge accounting, the Company restructured the original transactions and purchased interest rate caps for $6.5 million during the third quarter of 2009. The interest rate caps qualified for hedge accounting.  At December 31, 2009, the aggregate fair value of these derivatives was an asset of $6.2 million.  For 2009, other noninterest income included a gain relating to the swap  transactions of $420 thousand which was recorded in the second quarter of 2009.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  At December 31, 2009, the counterparty collateral was $4.8 million.

NOTE 22.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments outstanding as of December 31 are as follows:

(Dollars in thousands)	2009	2008
Commitments to extend credit	$147,339	$211,423
Letters of credit	18,957	12,508

Total	$166,296	$223,931

NOTE 23.	CONTINGENCIES

In the normal course of business, the Company and its subsidiaries may become involved in litigation arising from banking, financial, and other activities.  Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

NOTE 24.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31,

(Dollars in thousands)	2009	2008
Assets
Cash	$324	$1,936
Investment in subsidiaries	129,727	125,642
Income taxes receivable	21	314
Premises and equipment, net	3,003	2,885
Other assets	1,705	604
Total assets	$134,780	$131,381

Liabilities
Accounts payable	$888	$1,083
Deferred tax liability	1,275	966
Short-term borrowings	3,378	-
Long-term debt	1,429	1,947
Total liabilities	6,970	3,996

Stockholders’ equity
Common stock	84	84
Warrant	1,543	-
Additional paid in capital	29,872	29,768
Retained earnings	96,151	96,140
Accumulated other comprehensive income	160	1,393
Total stockholders’ equity	127,810	127,385

Total liabilities and stockholders’ equity	$134,780	$131,381

Condensed Statements of Income
For the Years Ended December 31,

(Dollars in thousands)	2009	2008	2007
Income
Dividends from subsidiaries	$5,725	$6,131	$11,234
Management and other fees from subsidiaries	5,952	5,285	5,078
Rental income	76	76	76
Interest income	68	20	14
Total income	11,821	11,512	16,402

Expenses
Interest Expense	87	121	-
Salaries and employee benefits	4,351	4,111	3,675
Occupancy and equipment expense	427	367	333
Other operating expenses	1,476	1,268	1,346
Total expenses	6,341	5,867	5,354

Income before income tax expense and equity in undistributed net income of subsidiaries	5,480	5,645	11,048
Income tax expense (benefit)	125	(86)	109
Income before equity in undistributed net income of subsidiaries	5,355	5,731	10,939

Equity in undistributed net income of subsidiaries	1,918	5,739	2,511
Net income	7,273	11,470	13,450
Preferred stock dividends and discount accretion	1,876	-	-
Net income available to common stockholders	$5,397	$11,470	$13,450

Condensed Statements of Cash Flows
For the Years Ended December 31,

(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$7,273	$11,470	$13,450
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,918)	(5,739)	(2,511)
Depreciation	215	233	166
Loss on disposals of premises and equipment	-	1	2
Stock-based compensation expense	102	91	63
Excess tax benefits from stock-based arrangements	(5)	(4)	(3)
Net increase in other assets	(808)	(169)	(267)
Net increase in other liabilities	114	592	553
Net cash provided by operating activities	4,973	6,475	11,453

Cash flows from investing activities:
Acquisition	-	-	(8,001)
Purchases of premises and equipment	(333)	(122)	(135)
Investment in subsidiaries	(3,400)	(85)	-
Net cash used by investing activities	(3,733)	(207)	(8,136)

Cash flows from financing activities:
Net increase in short-term borrowings	3,378	-	-
Proceeds from long-term debt	-	-	2,485
Repayment of long-term debt	(518)	(538)	-
Excess tax benefits from stock-based arrangements	5	4	3
Proceeds from issuance of preferred stock and warrant	25,000	-	-
Redemption of preferred stock	(23,525)	-	-
Proceeds from issuance of common stock	2	138	54
Common stock repurchased and retired	-	-	(266)
Preferred stock dividends paid	(1,808)	-	-
Common stock dividends paid	(5,386)	(5,377)	(5,364)
Net cash used by financing activities	(2,852)	(5,773)	(3,088)

Net (decrease) increase in cash and cash equivalents	(1,612)	495	229
Cash and cash equivalents at beginning of year	1,936	1,441	1,212
Cash and cash equivalents at end of year	$324	$1,936	$1,441

NOTE 25.	QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2009, is reported as follows:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Interest income	$14,466	$14,630	$14,913	$14,780
Net interest income	10,058	10,086	10,428	10,806
Provision for credit losses	1,935	1,681	1,702	3,668
Income before income taxes	3,590	3,059	3,148	1,888
Net income	2,213	1,893	1,951	1,216
Preferred stock dividends and discount accretion	337	1,539	-	-
Net income available to common stockholders	1,876	354	1,951	1,216

Basic earnings per common share	$0.22	$0.04	$0.23	$0.14
Diluted earnings per common share	$0.22	$0.04	$0.23	$0.14

2008
Interest income	$15,923	$15,127	$15,298	$15,126
Net interest income	10,030	9,632	9,909	10,348
Provision for credit losses	462	615	875	1,385
Income before income taxes	5,479	4,482	4,851	3,750
Net income	3,372	2,766	3,071	2,261
Preferred stock dividends and discount accretion	-	-	-	-
Net income available to common stockholders	3,372	2,766	3,071	2,261

Basic earnings per common share	$0.40	$0.33	$0.37	$0.27
Diluted earnings per common share	$0.40	$0.33	$0.37	$0.27

Earnings per share are based on quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 26.	SEGMENT REPORTING

The Company operates two primary business segments:  Community Banking and Insurance Products and Services.  The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland and in Delaware through its 19-branch network. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services.  Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit.    Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by business segments is included in the following table:

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2009
Interest income	$58,722	$67	$-	$58,789
Interest expense	(17,324)	-	(87)	(17,411)
Provision for credit losses	(8,986)	-	-	(8,986)
Noninterest income	7,774	11,767	-	19,541
Noninterest expense	(23,256)	(10,882)	(6,110)	(40,248)
Net intersegment (expense) income	(5,481)	(470)	5,951	-
Income (loss) before taxes	11,449	482	(246)	11,685
Income tax (expense) benefit	(4,323)	(182)	93	(4,412)
Net income (loss)	$7,126	$300	$(153)	$7,273

Total assets	$1,133,673	$19,390	$3,453	$1,156,516

2008
Interest income	$61,400	$74	$-	$61,474
Interest expense	(21,434)	-	(121)	(21,555)
Provision for credit losses	(3,337)	-	-	(3,337)
Noninterest income	7,644	12,707	(1)	20,350
Noninterest expense	(20,864)	(11,967)	(5,539)	(38,370)
Net intersegment (expense) income	(4,763)	(412)	5,175	-
Income (loss) before taxes	18,646	402	(486)	18,562
Income tax (expense) benefit	(7,124)	(154)	186	(7,092)
Net income (loss)	$11,522	$248	$(300)	$11,470

Total assets	$1,021,715	$20,146	$2,780	$1,044,641

2007
Interest income	$65,133	$8	$-	$65,141
Interest expense	(24,105)	-	-	(24,105)
Provision for credit losses	(1,724)	-	-	(1,724)
Noninterest income	6,775	7,906	(2)	14,679
Noninterest expense	(20,205)	(7,124)	(5,210)	(32,539)
Net intersegment (expense) income	(4,646)	(381)	5,027	-
Income (loss) before taxes	21,228	409	(185)	21,452
Income tax (expense) benefit	(7,918)	(153)	69	(8,002)
Net income (loss)	$13,310	$256	$(116)	$13,450

Total assets	$933,583	$20,405	$2,923	$956,911

NOTE 27.	PREFERRED STOCK

On January 9, 2009, Shore Bancshares, Inc. participated in the Troubled Asset Relief Program Capital Purchase Program of the United States Department of the Treasury (the “Treasury”) by issuing 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) and a common stock purchase warrant covering 172,970 shares of common stock (the “Warrant”) to the Treasury for a total sales price of $25 million.  On April 15, 2009, Shore Bancshares, Inc. redeemed all 25,000 shares of the Preferred Stock from Treasury for $25 million, plus accrued dividends of $208 thousand.  At the time of the redemption, the Preferred Stock had a carrying value of $23.5 million.  The difference between the redemption price and carrying value represented an additional accelerated deemed dividend of $1.5 million.  Total dividends paid on the Preferred Stock was $1.8 million for 2009. Shore Bancshares, Inc. has the right to repurchase the Warrant at its fair market value, but has not yet decided to do so.  The Treasury must liquidate any portion of the Warrant not repurchased by Shore Bancshares, Inc.  The Warrant may be exercised at any time until January 9, 2019, at an exercise price of $21.68 per share, or an aggregate exercise price of approximately $3.75 million.  The Warrant counts as tangible common equity.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2009 was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2009.  Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information provided in Item 5 of Part II of this report under the heading “EQUITY COMPENSATION PLAN INFORMATION” is incorporated herein by reference.  All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Income — Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007

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

Shore Bancshares, Inc.

Date: March 12, 2010	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	Director	March 12, 2010
Herbert L. Andrew, III

/s/ Blenda W. Armistead	Director	March 12, 2010
Blenda W. Armistead

/s/ Lloyd L. Beatty, Jr.	Director	March 12, 2010
Lloyd L. Beatty, Jr.

/s/ William W. Duncan	Director	March 12, 2010
William W. Duncan

/s/ Richard C. Granville	Director	March 12, 2010
Richard C. Granville

/s/ James A. Judge	Director	March 12, 2010
James A. Judge

/s/ Neil R. LeCompte	Director	March 12, 2010
Neil R. LeCompte

/s/ Jerry F. Pierson	Director	March 12, 2010
Jerry F. Pierson

/s/ Christopher F. Spurry	Director	March 12, 2010
Christopher F. Spurry

/s/ F. Winfield Trice, Jr.	Director	March 12, 2010
F. Winfield Trice, Jr.

/s/ John H. Wilson	Director	March 12, 2010
John H. Wilson

/s/ W. Moorhead Vermilye	Director	March 12, 2010
W. Moorhead Vermilye	President/CEO

/s/ Susan E. Leaverton	Treasurer/	March 12, 2010
Susan E. Leaverton	Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.1(iii)
Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

4.1
Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 9, 2009 by and between the Company and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 13, 2009)

4.2	Letter Agreement dated as of April 15, 2009 between the Company and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2009)

4.3	Substitute Common Stock Purchase Warrant dated January 9, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 4, 2009)

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

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