Form 10-Q
period 2010-03-31
SHORE BANCSHARES INC
filed 2010-05-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,443,436 shares of common stock outstanding as of April 30, 2010.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$14,351	$14,411
Interest bearing deposits with other banks	11,648	598
Federal funds sold	46,121	60,637
Investment securities:
Available for sale, at fair value	104,109	97,595
Held to maturity, at amortized cost – fair value of $8,920 (2010) and $9,012 (2009)	8,820	8,940

Loans	905,194	916,557
Less: allowance for credit losses	(12,791)	(10,876)
Loans, net	892,403	905,681

Premises and equipment, net	14,682	14,307
Goodwill	15,954	15,954
Other intangible assets, net	5,277	5,406
Other real estate and other assets owned, net	2,403	2,572
Other assets	30,566	30,415
TOTAL ASSETS	$1,146,334	$1,156,516

LIABILITIES
Deposits:
Noninterest bearing demand	$119,271	$122,492
Interest bearing demand	134,381	133,946
Money market and savings	258,423	249,793
Certificates of deposit $100,000 or more	259,970	262,663
Other time	218,705	222,043
Total deposits	990,750	990,937

Short-term borrowings	14,001	20,404
Other liabilities	15,046	15,936
Long-term debt	1,429	1,429
TOTAL LIABILITIES	1,021,226	1,028,706

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,443,436 (2010) and 8,418,963 (2009)	84	84
Warrant	1,543	1,543
Additional paid in capital	29,988	29,872
Retained earnings	94,083	96,151
Accumulated other comprehensive (loss) income	(590)	160
TOTAL STOCKHOLDERS’ EQUITY	125,108	127,810
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146,334	$1,156,516

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2010	2009

INTEREST INCOME
Interest and fees on loans	$12,874	$13,617
Interest and dividends on investment securities:
Taxable	882	756
Tax-exempt	59	85
Interest on federal funds sold	12	7
Interest on deposits with other banks	1	1
Total interest income	13,828	14,466

INTEREST EXPENSE
Interest on deposits	3,385	4,285
Interest on short-term borrowings	32	49
Interest on long-term debt	16	74
Total interest expense	3,433	4,408

NET INTEREST INCOME	10,395	10,058
Provision for credit losses	7,617	1,935

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,778	8,123

NONINTEREST INCOME
Service charges on deposit accounts	786	809
Other service charges and fees	929	738
Investment securities gains	-	49
Insurance agency commissions	2,889	3,335
Other noninterest income	278	419
Total noninterest income	4,882	5,350

NONINTEREST EXPENSE
Salaries and wages	4,490	4,540
Employee benefits	1,281	1,380
Occupancy expense	622	549
Furniture and equipment expense	300	314
Data processing	631	610
Directors’ fees	121	168
Amortization of other intangible assets	129	129
Insurance agency commissions expense	428	550
FDIC insurance premium expense	481	244
Other noninterest expenses	1,838	1,399
Total noninterest expense	10,321	9,883

(LOSS) INCOME BEFORE INCOME TAXES	(2,661)	3,590
Income tax (benefit) expense	(1,099)	1,377

NET (LOSS) INCOME	(1,562)	2,213
Preferred stock dividends and discount accretion	-	337
Net (loss) income available to common shareholders	$(1,562)	$1,876

Basic net (loss) earnings per common share	$(0.19)	$0.22
Diluted net (loss) earnings per common share	$(0.19)	$0.22
Dividends paid per common share	$0.06	$0.16

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2010	$-	$84	$1,543	$29,872	$96,151	$160	$127,810

Comprehensive income:
Net loss	-	-	-	-	(1,562)	-	(1,562)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	44	44
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(794)	(794)
Total comprehensive income							(2,312)

Stock-based compensation expense	-	-	-	116	-	-	116

Cash dividends paid ($0.06 per share)	-	-	-	-	(506)	-	(506)

Balances, March 31, 2010	$-	$84	$1,543	$29,988	$94,083	$(590)	$125,108

Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	2,213	-	2,213
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	-	(370)	(370)
Total comprehensive income							1,843

Warrant issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	57	-	-	-	(57)	-	-

Common shares issued for employee stock-based awards	-	-	-	1	-	-	1

Stock-based compensation expense	-	-	-	21	-	-	21

Preferred stock dividends ($5.00 per share)	-	-	-	-	(125)	-	(125)

Cash dividends paid ($0.16 per share)	-	-	-	-	(1,344)	-	(1,344)

Balances, March 31, 2009	$23,514	$84	$1,543	$29,790	$96,827	$1,023	$152,781

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009

Net (loss) income	$(1,562)	$2,213

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	74	(567)
Tax effect	(30)	226
Reclassification of gains recognized in net income	-	(49)
Tax effect	-	20
Net of tax amount	44	(370)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(1,331)	-
Tax effect	537	-
Net of tax amount	(794)	-
Total other comprehensive loss	(750)	(370)
Comprehensive (loss) income	$(2,312)	$1,843

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,562)	$2,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,617	1,935
Depreciation and amortization	564	426
Discount accretion on debt securities	(27)	(46)
Stock-based compensation expense	116	21
Gains on sales of securities	-	(49)
Write-downs of other real estate owned	247	-
Net changes in:
Insurance premiums receivable	(355)	16
Accrued interest receivable	24	(66)
Other assets	(645)	(219)
Accrued interest payable	(165)	(46)
Other liabilities	(725)	136
Net cash provided by operating activities	5,089	4,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	11,742	19,528
Proceeds from sales of investment securities available for sale	-	2,048
Purchases of securities available for sale	(18,299)	(13,075)
Proceeds from maturities and principal payments of securities held to maturity	115	1,434
Net decrease (increase) in loans	5,520	(21,451)
Purchases of premises and equipment	(660)	(339)
Proceeds from sales of other real estate owned	63	-
Net cash used in investing activities	(1,519)	(11,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	5,844	11,327
Net (decrease) increase in certificates of deposit	(6,031)	16,392
Net decrease in short-term borrowings	(6,403)	(21,912)
Proceeds from issuance of preferred stock and warrant	-	25,000
Proceeds from issuance of common stock	-	1
Preferred stock dividends paid	-	(125)
Common stock dividends paid	(506)	(1,344)
Net cash (used in) provided by financing activities	(7,096)	29,339
Net (decrease) increase in cash and cash equivalents	(3,526)	21,805
Cash and cash equivalents at beginning of period	75,646	27,294
Cash and cash equivalents at end of period	$72,120	$49,099

Supplemental cash flows information:
Interest paid	$3,598	$4,454
Income taxes paid	$91	$19
Transfers from loans to other real estate owned	$141	$1,315

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated.  The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2010, the consolidated results of operations for the three months ended March 31, 2010 and 2009, changes in stockholders’ equity for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2009 were derived from the 2009 audited financial statements.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009.  For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Shore Bancshares, Inc. has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by Topic 855, “Subsequent Events”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”).

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Share

Basic earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards.  There is no dilutive effect on the earnings/(loss) per share during loss periods.  The following table provides information relating to the calculation of earnings/(loss) per common share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2010	2009
Net (loss) income available to common shareholders	$(1,562)	$1,876
Weighted average shares outstanding - Basic	8,436	8,405
Dilutive effect of stock-based awards	-	3
Weighted average shares outstanding - Diluted	8,436	8,408
(Loss) earnings per common share - Basic	$(0.19)	$0.22
(Loss) earnings per common share - Diluted	$(0.19)	$0.22

There were nine thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 because the effect would have been antidilutive.  The calculation of diluted earnings per share for the three months ended March 31, 2009 excluded two thousand weighted average stock-based awards and that portion of a warrant to purchase 157 thousand weighted average shares of common stock because their effect would have been antidilutive.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2010:
Obligations of U.S. Treasury	$2,999	$-	$-	$2,999
Obligations of U.S. Government agencies and corporations	66,049	707	276	66,480
Mortgage-backed securities	33,220	916	66	34,070
Other equity securities	551	9	-	560
Total	$102,819	$1,632	$342	$104,109

December 31, 2009:
Obligations of U.S. Treasury	$2,998	$-	$-	$2,998
Obligations of U.S. Government agencies and corporations	57,258	879	397	57,740
Mortgage-backed securities	35,579	818	90	36,307
Other equity securities	546	4	-	550
Total	$96,381	$1,701	$487	$97,595

Held-to maturity securities:
March 31, 2010:
Obligations of states and political subdivisions	$8,820	$166	$66	$8,920

December 31, 2009:
Obligations of states and political subdivisions	$8,940	$163	$91	$9,012

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$33,611	$276	$-	$-	$33,611	$276
Mortgage-backed securities	8,031	66	-	-	8,031	66
Total	$41,642	$342	$-	$-	$41,642	$342

The available-for-sale securities have a fair value of approximately $104.1 million.  Of these securities, approximately $41.6 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.33%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at March 31, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$2,088	$62	$185	$4	$2,273	$66

The held-to-maturity securities have a fair value of approximately $8.9 million.  Approximately $2.3 million of these securities have unrealized losses when compared to their amortized cost.  All of the securities with unrealized losses are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.75%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio are temporary.

Note 4 – Impaired Loans

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Impaired loans with a valuation allowance	$662	$2,028	$2,952
Impaired loans with no valuation allowance	29,793	14,274	6,701
Total impaired loans	$30,455	$16,302	$9,653

Allowance for credit losses applicable to impaired loans	$422	$468	$1,460
Allowance for credit losses applicable to other than impaired loans	12,369	10,408	9,249
Total allowance for credit losses	$12,791	$10,876	$10,709

Average recorded investment in impaired loans	$23,379	$12,646	$7,242

Gross interest income of $467 thousand for the first three months of 2010, $859 thousand for fiscal year 2009 and $143 thousand for the first three months of 2009 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $0 for the first three months of 2010 and $4 thousand for both fiscal year 2009 and the first three months of 2009.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 5 – Other Assets and Liabilities

The Company had the following other assets at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonmarketable investment securities	$3,149	$3,149
Insurance premiums receivable	1,338	983
Accrued interest receivable	4,780	4,804
Deferred income taxes	4,977	3,337
Interest rate caps (1)	4,807	6,168
Prepaid FDIC premium expense	5,112	5,449
Other assets	6,403	6,525
Total	$30,566	$30,415

The Company had the following other liabilities at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Accrued interest payable	$1,616	$1,781
Counterparty collateral - interest rate caps (1)	4,781	4,847
Other liabilities	8,649	9,308
Total	$15,046	$15,936

(1)  See Note 8 for further discussion.

Note 6 - Stock-Based Compensation

At March 31, 2010, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company's ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of March 31, 2010.

Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date.

During the three months ended March 31, 2010, the Company recognized pre-tax stock-based compensation expense of $116 thousand, compared to $21 thousand for the same period last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $645 thousand as of March 31, 2010.  The weighted-average period over which this unrecognized expense was expected to be recognized was 2.3 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2010:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	27,405	$20.23
Granted	24,473	13.41
Vested	(5,908)	17.65
Cancelled	-	-
Nonvested at end of period	45,970	$16.93

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2010 and 2009 reflected forfeitures as they occurred.

The following table summarizes stock option activity for the Company for the three months ended March 31, 2010:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	10,850	$13.36
Granted	-	-
Exercised	-	-
Expired/Cancelled	(2,430)	14.00
Outstanding at end of period	8,420	13.17	$9,094

Exercisable at end of period	8,420	$13.17	$9,094

At March 31, 2010, all 8,420 outstanding options were exercisable, had a weighted average exercise price of $13.17, and had a remaining contract life of 2.1 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $0 and less than $1 thousand, respectively.  Cash received upon exercise of options during the first three months of 2010 and 2009 was $0 and approximately $1 thousand, respectively.

Note 7 – Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring and disclosing fair value under GAAP. This accounting guidance requires disclosures about the fair values of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  At March 31, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.   Impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate and Other Assets Owned (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value and fair value.  Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of March 31, 2010, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheet.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at March 31, 2010. There were no transfers between Levels 1 and 2 during the first quarter of 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Treasury	$2,999	$2,999	$-	$-
U.S. Government agencies	66,480	-	66,480	-
Mortgage-backed securities	34,070	-	34,070	-
Other equity securities	560	-	560	-
Total	$104,109	$2,999	$101,110	$-

Interest rate caps	$4,807	$-	$4,807	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Real estate - construction	$20,962	$-	$-	$20,962
Real estate - residential	5,083	-	-	5,083
Real estate - commercial	2,854	-	-	2,854
Commercial	1,099	-	-	1,099
Consumer	35	-	-	35
Total	$30,033	$-	$-	$30,033

Other real estate and other assets owned	$2,403	$-	$-	$2,403

Impaired loans had a carrying amount of $30.4 million at March 31, 2010 with a valuation allowance of $422 thousand.

The following disclosures relate to the fair value of the Company’s financial instruments and include the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Financial Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  These estimates do not take into consideration the value of core deposit intangibles.  The fair values of securities sold under agreements to repurchase (included in short-term borrowings) and long-term debt are estimated using the rates offered for similar borrowings.

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

The estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$72,120	$72,120	$75,646	$75,646
Investment securities	112,929	113,029	106,535	106,607
Loans	905,194	918,287	916,557	934,362
Less: allowance for loan losses	(12,791)	_ -	(10,876)	-
Total	$1,077,452	$1,103,436	$1,087,862	$1,116,615

Financial liabilities:
Deposits	$990,750	$994,923	$990,937	$999,016
Short-term borrowings	14,001	14,001	20,404	20,404
Long-term debt	1,429	1,515	1,429	1,530
Total	$1,006,180	$1,010,439	$1,012,770	$1,020,950

Note 8 – Derivative Instruments and Hedging Activities

ASC 815, “Derivatives and Hedging”, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  Changes in the fair values of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of taxes.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  The net interest settlement on cash flow hedges is treated as an adjustment of the of the interest income or interest expense of the hedged assets or liabilities.  The Company uses derivative instruments to hedge its exposure to changes in interest rates.  The Company does not use derivatives for any trading or other speculative purposes.

During the third quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97% for five years. The interest rate caps qualified for hedge accounting.  The aggregate fair value of these derivatives was an asset of $4.8 million at March 31, 2010 and $6.2 million at December 31, 2009.   For the first quarter of 2010, interest expense included a net interest settlement of $30 thousand.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  The counterparty collateral was $4.8 million at March 31, 2010 and December 31, 2009.

Note 9 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2010, total commitments to extend credit were approximately $159.0 million. The comparable amount was $147.3 million at December 31, 2009.  Outstanding letters of credit were approximately $16.3 million at March 31, 2010 and $19.0 million at December 31, 2009.

Note 10 – Segment Reporting

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

Selected financial information by business segments for the first three months of 2010 and 2009 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2010
Interest income	$13,784	$44	$-	$13,828
Interest expense	(3,404)	-	(29)	(3,433)
Provision for credit losses	(7,617)	-	-	(7,617)
Noninterest income	1,832	3,050	-	4,882
Noninterest expense	(6,058)	(2,470)	(1,793)	(10,321)
Net intersegment income (expense)	(1,447)	(130)	1,577	-
Income (loss) before taxes	(2,910)	494	(245)	(2,661)
Income tax (expense) benefit	1,202	(204)	101	1,099
Net income (loss)	$(1,708)	$290	$(144)	$(1,562)

Total assets	$1,122,636	$20,531	$3,177	$1,146,344

2009
Interest income	$14,451	$15	$-	$14,466
Interest expense	(4,388)	-	(20)	(4,408)
Provision for credit losses	(1,935)	-	-	(1,935)
Noninterest income	1,856	3,494	-	5,350
Noninterest expense	(5,539)	(2,786)	(1,558)	(9,883)
Net intersegment income (expense)	(1,446)	(113)	1,559	-
Income (loss) before taxes	2,999	610	(19)	3,590
Income tax (expense) benefit	(1,155)	(229)	7	(1,377)
Net income	$1,844	$381	$(12)	$2,213

Total assets	$1,052,860	$19,723	$3,351	$1,075,934

Note 11 – New Accounting Pronouncements

Pronouncements adopted

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. New accounting guidance under ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This new accounting guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”.  New accounting guidance under ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new accounting guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), CNB located in Centreville, Maryland (“CNB”), and The Felton Bank located in Felton, Delaware (“Felton Bank”) (collectively, the “Banks”).  The Banks operate 19 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”).  The Company engages in the mortgage brokerage business through Wye Mortgage Group, LLC.  Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc.

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

We believe that our most critical accounting policy relates to the allowance for credit losses.  The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (i) Topic 450, “Contingencies”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), which requires that losses be accrued when they are probable of occurring and estimable, and (ii) ASC Topic 310, “Receivables”, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market.  Management uses many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from management’s estimates.  In addition, GAAP itself may change from one previously acceptable method to another.  Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

OVERVIEW

For the first quarter of 2010, the Company reported a net loss of $1.6 million, or diluted loss per common share of $(0.19), compared to net income of $1.9 million, or diluted earnings per common share of $0.22, for the first quarter of 2009.  For the fourth quarter of 2009, net income was $1.2 million, or $0.14 diluted earnings per common share.  The first quarter of 2010 included a provision for credit losses of $7.6 million, which was $5.7 million and $3.9 million higher than the comparable amounts for the first and fourth quarters of 2009, respectively.

Annualized return on average assets was (0.55)% for the three months ended March 31, 2010, compared to 0.72% for the same period in 2009.  Annualized return on average stockholders’ equity was (4.95)% for the first quarter of 2010, compared to 5.05% for the first quarter of 2009.  For the fourth quarter of 2009, annualized return on average assets was 0.41% and return on average equity was 3.75%.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended March 31, 2010 was $10.4 million, an increase of 3.4% when compared to the same period last year.  Higher average earning assets and lower rates paid on interest bearing liabilities were sufficient to offset the decline in yields on earning assets.  The net interest margin was 3.95% for the first quarter of 2010, a decrease of 14 basis points when compared to the first quarter of 2009.  Net interest income decreased 3.8% from the fourth quarter of 2009, primarily due to a decline in average earning assets.  However, the net interest margin increased five basis points from 3.90% for the fourth quarter of 2009.

Interest income was $13.8 million for the first quarter of 2010, a decrease of 4.4% from the first quarter of 2009.  Average earning assets increased 6.9% during the first quarter of 2010 when compared to the same period in 2009, while yields earned decreased 63 basis points to 5.24%.  Average loans increased slightly more than 1.0%, while the yield earned on loans decreased 42 basis points.  Loans comprised 84.7% of total average earning assets for the first quarter of 2010, a decrease from the 89.3% for the first quarter of 2009.  This reflects a shift in the mix of earning assets from loans to securities and federal funds sold which, combined, comprised 14.4% of total earning assets, compared to 10.5% for the first quarter of 2009. Interest income decreased 6.4% when compared to the fourth quarter of 2009.  Average earning assets declined 2.7% during the first quarter of 2010 when compared to the fourth quarter of 2009, while yields earned declined 9 basis points.

Interest expense decreased 22.1% for the three months ended March 31, 2010 when compared to the same period last year. Average interest bearing liabilities increased 11.4%, while rates paid decreased 67 basis points to 1.58%.  During the second quarter of 2009, the Company began to participate in the Promontory Insured Network Deposits Program (“IND”).  The $118.6 million increase in average interest bearing deposits for the first quarter of 2010 over the same period of 2009 included approximately $87.2 million from the IND program.  The Company incurs the largest amount of interest expense from time deposits.  For the three months ended March  31, 2010, the average balance of certificates of deposit $100,000 or more increased 8.8% when compared to the same period last year, while the average rate paid on these certificates of deposit decreased 118 basis points to 2.24%.  Average other time deposits decreased 5.6% and the rate paid on average other time deposits decreased 86 basis points, when comparing the first quarter of 2010 to the first quarter of 2009.  Expanded levels of FDIC insurance coverage contributed to the shift from other time deposits to certificates of deposit $100,000 or more.  When comparing the first quarter of 2010 to the fourth quarter of 2009, interest expense decreased 13.6% because average interest bearing liabilities decreased 2.0% and rates paid decreased 17 basis points.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$910,374	$12,910	5.75%	$898,494	$13,660	6.17%
Investment securities
Taxable	103,488	882	3.45	74,852	756	4.10
Tax-exempt	6,764	90	5.39	9,105	131	5.84
Federal funds sold	46,553	12	0.11	21,585	7	0.14
Interest bearing deposits	8,246	1	0.06	2,250	1	0.14
Total earning assets	1,075,425	13,895	5.24%	1,006,286	14,555	5.87%
Cash and due from banks	14,422			12,857
Other assets	67,914			49,232
Allowance for credit losses	(12,154)			(9,654)
Total assets	$1,145,607			$1,058,721

Interest bearing liabilities
Demand deposits	$127,986	80	0.25%	$121,109	72	0.24%
Money market and savings deposits	256,818	428	0.68	153,141	174	0.46
Certificates of deposit $100,000 or more	259,538	1,433	2.24	238,602	2,012	3.42
Other time deposits	219,731	1,444	2.67	232,660	2,027	3.53
Interest bearing deposits	864,073	3,385	1.59	745,512	4,285	2.33
Short-term borrowings	18,032	32	0.71	39,581	49	0.50
Long-term debt	1,429	16	4.45	7,947	74	3.79
Total interest bearing liabilities	883,534	3,433	1.58%	793,040	4,408	2.25%
Noninterest bearing deposits	118,192			104,061
Other liabilities	15,800			10,972
Stockholders’ equity	128,081			150,648
Total liabilities and stockholders’ equity	$1,145,607			$1,058,721

Net interest spread		$10,462	3.66%		$10,147	3.62%
Net interest margin			3.95%			4.09%

Tax-equivalent adjustment
Loans		$36			$43
Investment securities		31			46
Loans		$67			$89

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.5% for 2010 and 35.0% for 2009 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the first quarter of 2010 decreased $468 thousand, or 8.7%, when compared to the first quarter of 2009.   The decline in noninterest income during the first quarter of 2010 when compared to the first quarter of 2009 was primarily due to a decline in insurance agency commissions and contingency payments of $446 thousand. The increase of $757 thousand, or 18.4%, when compared to the fourth quarter of 2009 was primarily a result of $744 thousand in contingency income which is typically received in the first quarter of each year and based on the prior year’s performance.

Noninterest Expense
Noninterest expense for the first quarter of 2010 increased $438 thousand, or 4.4%, when compared to the first quarter of 2009.  The increase was primarily attributable to higher FDIC insurance premiums of $237 thousand and write-downs of other real estate owned of $247 thousand.  Noninterest expense increased $946 thousand, or 10.1%, from the fourth quarter of 2009 primarily due to lower expenses accrued for bonus and profit sharing plans and lower expenses related to collection and other real estate owned activities during the fourth quarter of 2009.

Income Taxes
The Company’s effective tax rate was a 41.3% benefit for the three months ended March 31, 2010, compared to a 38.4% expense for the same period last year.  Management is not aware of any development with respect to tax law or our tax structure that is likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $905.2 million at March 31, 2010, a 1.2% decrease since December 31, 2009.  Average loans were $910.4 million for the three months ended March 31, 2010, a 1.3% increase when compared to the same period last year.  Loan growth slowed compared to the prior year as the weakened economy created fewer loan opportunities to originate high-quality credits.

We have a concentration of commercial real estate loans.  Commercial real estate loans, excluding construction and land development loans, were approximately $319.5 million, or 35.3% of total loans, at March 31, 2010, compared to $315.9 million, or 34.5% of total loans, at December 31, 2009.  Construction and land development loans were $158.5 million, or 17.5% of total loans, at March 31, 2010, compared to $161.4 million, or 17.6% of total loans, at December 31, 2009.  We do not engage in foreign or subprime lending activities.

Because most of our loans are secured by real estate, weaknesses in the local real estate market and deterioration in overall economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. We have experienced weakness in the local real estate market and related construction industry as a result of the widely-publicized banking crisis and its impact on the global economy.  Thus, we have experienced higher provisions for credit losses, loan charge-offs and nonperforming assets because of these weaknesses in the local economy.

Allowance for Credit Losses
We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts.  Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis.  The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility.  A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.  Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three months ended March 31, 2010 and 2009 was $7.6 million and $1.9 million, respectively. The provision for credit losses for the fourth quarter of 2009 was $3.7 million.  The continued increased level of provision expense was the result of the overall increase in nonperforming assets and loan charge-offs, and management’s assessment of the worsening in general economic conditions.  We continue to emphasize credit quality and believe that our underwriting guidelines are strong.  However, the continuation or deepening of the current economic recession will likely cause us to experience higher levels of provision expense, nonperforming assets and charge-offs. As problem loans are identified, management takes prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $5.7 million for the three months ended March 31, 2010, compared to $546 thousand for the same period last year and $3.5 million for the fourth quarter of 2009.  Most of the charge offs in the first quarter of 2010 were construction loans which consisted principally of one large real estate development loan of $3.4 million.  The allowance for credit losses as a percentage of average loans increased to 1.41% for the first quarter of 2010, compared to 1.19% for the first quarter of 2009 and 1.18% for the fourth quarter of 2009.  Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at March 31, 2010 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Allowance balance – beginning of period	$10,876	$9,320
Charge-offs:
Real estate – construction	(3,509)	(87)
Real estate – residential	(991)	(340)
Real estate – commercial	-	-
Commercial	(1,224)	(98)
Consumer	(166)	(111)
Totals	(5,890)	(636)
Recoveries:
Real estate – construction	-	-
Real estate – residential	38	52
Real estate – commercial	101	-
Commercial	3	4
Consumer	46	34
Totals	188	90
Net charge-offs	(5,702)	(546)
Provision for credit losses	7,617	1,935
Allowance balance – end of period	$12,791	$10,709

Average loans outstanding during the period	$910,374	$898,494
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	2.54%	0.25%
Allowance for credit losses at period end as a percentage of average loans	1.41%	1.19%

Nonperforming Assets
Nonperforming assets were $32.9 million at March 31, 2010, compared to $18.9 million at December 31, 2009.  The increase in nonaccrual loans during the first quarter was primarily in construction loans and related largely to two borrowing relationships. The Company has a $5.0 million participation with a regional bank that is matured.  Through December 31, 2009, the customer made all interest payments.  This loan migrated from 90 days past due to nonaccrual in the first quarter of 2010.  Also during the first quarter of 2010, a second significant construction loan relationship totaling approximately $14.0 million was put on nonaccrual and subsequently $3.4 million was charged off.  Total nonperforming assets to total loans and other real estate and other assets owned increased to 3.62% at March 31, 2010, compared to 2.05% at December 31, 2009.  Loans past due 90 days and still accruing at March 31, 2010 decreased to $2.8 million from $7.4 million at December 31, 2009 mainly due to the previously-mentioned migration of the $5.0 million participation from 90 days past due to nonaccrual.

The following table summarizes our nonperforming and past due assets:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Nonperforming assets
Nonaccrual loans
Real estate – construction	$21,384	$7,163
Real estate – residential	5,083	4,246
Real estate – commercial	2,854	2,828
Commercial	1,099	2,028
Consumer	35	37
Total nonaccrual loans	30,455	16,302
Other real estate and other assets owned	2,403	2,572
Total nonperforming assets	32,858	18,874
Loans 90 days past due and still accruing
Real estate – construction	96	5,096
Real estate – residential	1,986	2,274
Real estate – commercial	94	-
Commercial	518	-
Consumer	126	55
Total loans 90 days past due	2,820	7,425
Total nonperforming assets and past due loans	$35,678	$26,299

Nonperforming assets to total loans and other real estate and other assets owned	3.62%	2.05%
Nonperforming assets to total assets	2.87%	1.63%
Nonperforming assets and past due loans, to total loans and other real estate and other assets owned	3.93%	2.86%
Nonperforming assets and past due loans to total assets	3.11%	2.27%

Investment Securities
Investment securities totaled $112.9 million at March 31, 2010, compared to $106.5 million at December 31, 2009.  The average balance of investment securities was $110.3 million for the three months ended March 31, 2010, compared to $84.0 million for the same period in 2009.  The increases in the period end and three-month average balances reflected the investment of excess deposits. The tax equivalent yields on investment securities were 3.58% and 4.28% for the three months ended March 31, 2010 and 2009, respectively.

Deposits
Total deposits at March 31, 2010 were $990.8 million, remaining relatively flat when compared to the $990.9 million at December 31, 2009.  The decrease in noninterest bearing demand and time deposits offset the slight increase in interest bearing demand deposits and the 3.5% increase in money market and savings deposits.

Short-Term Borrowings
Short-term borrowings at March 31, 2010 and December 31, 2009 were $14.0 million and $20.4 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the FHLB.  Short-term advances are defined as those with original maturities of one year or less.  The decline in short-term borrowings since December 31, 2009 was primarily due to the repayment of $3.4 million drawn on a $10.0 million line of credit with a commercial bank.

Long-Term Debt
At March 31, 2010 and December 31, 2009, the Company had $1.4 million in long-term debt.  This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary.  The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years.

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

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  Talbot Bank and CNB are also members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh, and these banks have pledged collateral sufficient to permit additional borrowings of up to approximately $14.3 million in the aggregate at March 31, 2010. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $125.1 million at March 31, 2010, compared to $127.8 million at December 31, 2009. The net loss, unrealized losses on cash flow hedging activities and dividends paid all contributed to the decrease in stockholders’ equity since the end of 2009.  To increase capital, support the Company’s growth, and enhance capital ratios, management intends to reduce dividends in 2010.  The Company reduced the quarterly common stock dividend to $0.06 from $0.16 per share effective for the dividend that was payable on February 26, 2010.

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

A comparison of the capital ratios of Shore Bancshares, Inc. (on a consolidated basis) as of March 31, 2010 and December 31, 2009 to the minimum regulatory requirements is presented below:

			Minimum
	March 31,	December 31,	Regulatory
	2010	2009	Requirements
Tier 1 risk-based capital ratio	11.54%	11.45%	4.00%
Total risk-based capital ratio	12.79%	12.59%	8.00%
Leverage ratio	9.29%	9.27%	4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk.  This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009 under the caption “Market Risk Management”.  Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2009.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2010 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

SHORE BANCSHARES, INC.

Date: May 7, 2010	BY:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: May 7, 2010	BY:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 21, 2010).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).