Form 10-Q
period 2010-06-30
SHORE BANCSHARES INC
filed 2010-08-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,443,436 shares of common stock outstanding as of July 31, 2010.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$16,645	$14,411
Interest-bearing deposits with other banks	15,652	598
Federal funds sold	32,372	60,637
Investment securities:
Available for sale, at fair value	98,211	97,595
Held to maturity, at amortized cost – fair value of $8,523 (2010) and $9,012 (2009)	8,345	8,940

Loans	905,477	916,557
Less: allowance for credit losses	(13,289)	(10,876)
Loans, net	892,188	905,681

Premises and equipment, net	14,924	14,307
Goodwill	15,954	15,954
Other intangible assets, net	5,148	5,406
Other real estate and other assets owned, net	1,428	2,572
Other assets	28,329	30,415
TOTAL ASSETS	$1,129,196	$1,156,516

LIABILITIES
Deposits:
Noninterest-bearing demand	$121,410	$122,492
Interest-bearing demand	136,041	133,946
Money market and savings	256,975	249,793
Certificates of deposit $100,000 or more	244,048	262,663
Other time	213,134	222,043
Total deposits	971,608	990,937

Short-term borrowings	17,864	20,404
Accrued expenses and other liabilities	13,629	15,936
Long-term debt	1,429	1,429
TOTAL LIABILITIES	1,004,530	1,028,706

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,443,436 (2010) and 8,418,963 (2009)	84	84
Warrant	1,543	1,543
Additional paid in capital	30,081	29,872
Retained earnings	94,021	96,151
Accumulated other comprehensive (loss) income	(1,063)	160
TOTAL STOCKHOLDERS’ EQUITY	124,666	127,810
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,129,196	$1,156,516

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$13,047	$13,754	$25,921	$27,371
Interest and dividends on investment securities:
Taxable	846	768	1,728	1,524
Tax-exempt	56	79	115	164
Interest on federal funds sold	14	23	26	30
Interest on deposits with other banks	4	6	5	7
Total interest income	13,967	14,630	27,795	29,096

INTEREST EXPENSE
Interest on deposits	3,242	4,441	6,627	8,726
Interest on short-term borrowings	19	28	51	77
Interest on long-term debt	15	75	31	149
Total interest expense	3,276	4,544	6,709	8,952

NET INTEREST INCOME	10,691	10,086	21,086	20,144
Provision for credit losses	4,917	1,681	12,534	3,616

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	5,774	8,405	8,552	16,528

NONINTEREST INCOME
Service charges on deposit accounts	831	888	1,617	1,697
Trust and investment fee income	372	258	788	476
Investment securities gains	-	-	-	49
Insurance agency commissions	2,595	2,893	5,484	6,228
Other noninterest income	770	1,308	1,561	2,247
Total noninterest income	4,568	5,347	9,450	10,697

NONINTEREST EXPENSE
Salaries and wages	4,363	4,759	8,853	9,299
Employee benefits	758	1,200	2,039	2,580
Occupancy expense	597	587	1,219	1,136
Furniture and equipment expense	313	302	613	616
Data processing	660	580	1,291	1,190
Directors’ fees	105	117	226	285
Amortization of other intangible assets	129	129	258	258
Insurance agency commissions expense	464	537	892	1,087
FDIC insurance premium expense	460	919	941	1,163
Other noninterest expenses	1,839	1,563	3,677	2,962
Total noninterest expense	9,688	10,693	20,009	20,576

INCOME (LOSS) BEFORE INCOME TAXES	654	3,059	(2,007)	6,649
Income tax expense (benefit)	209	1,166	(890)	2,543

NET INCOME (LOSS)	445	1,893	(1,117)	4,106
Preferred stock dividends and discount accretion	-	1,539	-	1,876
Net income (loss) available to common shareholders	$445	$354	$(1,117)	$2,230

Basic net earnings (loss) per common share	$0.05	$0.04	$(0.13)	$0.27
Diluted net earnings (loss) per common share	$0.05	$0.04	$(0.13)	$0.27
Dividends paid per common share	$0.06	$0.16	$0.12	$0.32

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2010	$-	$84	$1,543	$29,872	$96,151	$160	$127,810

Comprehensive income:
Net loss	-	-	-	-	(1,117)	-	(1,117)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	844	844
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(2,067)	(2,067)
Total comprehensive income							(2,340)

Stock-based compensation expense	-	-	-	209	-	-	209

Cash dividends paid ($0.12 per share)	-	-	-	-	(1,013)	-	(1,013)

Balances, June 30, 2010	$-	$84	$1,543	$30,081	$94,021	$(1,063)	$124,666

Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	4,106	-	4,106
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	-	(639)	(639)
Total comprehensive income							3,467

Warrant issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	68	-	-	-	(68)	-	-

Repurchase of preferred stock	(23,525)	-	-	-	-	-	(23,525)

Common shares issued for employee stock-based awards	-	-	-	2	-	-	2

Stock-based compensation expense	-	-	-	46	-	-	46

Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)

Cash dividends paid ($0.32 per share)	-	-	-	-	(2,691)	-	(2,691)

Balances, June 30, 2009	$-	$84	$1,543	$29,816	$95,679	$754	$127,876

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$445	$1,893	$(1,117)	$4,106

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,338	(447)	1,412	(1,014)
Tax effect	(538)	178	(568)	404
Reclassification of gains recognized in net income	-	-	-	(49)
Tax effect	-	-	-	20
Net of tax amount	800	(269)	844	(639)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(2,135)	-	(3,466)	-
Tax effect	862	-	1,399	-
Net of tax amount	(1,273)	-	(2,067)	-
Total other comprehensive loss	(473)	(269)	(1,223)	(639)
Comprehensive (loss) income	$(28)	$1,624	$(2,340)	$3,467

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,117)	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,534	3,616
Depreciation and amortization	1,147	890
Discount accretion on debt securities	(63)	(131)
Stock-based compensation expense	209	46
Gains on sales of securities	-	(49)
Losses on sales of other real estate owned	55	-
Write-downs of other real estate owned	522	-
Net changes in:
Insurance premiums receivable	(42)	(43)
Accrued interest receivable	199	251
Other assets	(681)	(2,384)
Accrued interest payable	(384)	18
Other liabilities	(1,923)	1,973
Net cash provided by operating activities	10,456	8,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	26,343	30,828
Proceeds from sales of investment securities available for sale	-	2,048
Purchases of securities available for sale	(25,797)	(34,933)
Proceeds from maturities and principal payments of securities held to maturity	585	2,080
Purchases of securities held to maturity	-	(824)
Net decrease (increase) in loans	742	(34,776)
Purchases of premises and equipment	(1,183)	(715)
Proceeds from sales of other real estate owned	784	-
Investment in unconsolidated subsidiary	(25)	-
Net cash provided by (used in) investing activities	1,449	(36,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	8,195	105,291
Net (decrease) increase in certificates of deposit	(27,524)	30,672
Net decrease in short-term borrowings	(2,540)	(24,874)
Proceeds from issuance of preferred stock and warrant	-	25,000
Repurchase of preferred stock	-	(23,525)
Proceeds from issuance of common stock	-	2
Preferred stock dividends paid	-	(1,808)
Common stock dividends paid	(1,013)	(2,691)
Net cash (used in) provided by financing activities	(22,882)	108,067
Net (decrease) increase in cash and cash equivalents	(10,977)	80,068
Cash and cash equivalents at beginning of period	75,646	27,294
Cash and cash equivalents at end of period	$64,669	$107,362

Supplemental cash flows information:
Interest paid	$7,094	$8,934
Income taxes paid	$846	$3,123
Transfers from loans to other real estate owned	$216	$2,064

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2010, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, changes in stockholders’ equity for the six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2009 were derived from the 2009 audited financial statements.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009.  For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Shore Bancshares, Inc. has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by Topic 855, “Subsequent Events”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”).

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Share

Basic earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards.  There is no dilutive effect on the loss per share during loss periods.  The following table provides information relating to the calculation of earnings/(loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss) available to common shareholders	$445	$354	$(1,117)	$2,230
Weighted average shares outstanding - Basic	8,443	8,413	8,440	8,409
Dilutive effect of stock-based awards	-	4	-	4
Weighted average shares outstanding - Diluted	8,443	8,417	8,440	8,413
Earnings (loss) per common share - Basic	$0.05	$0.04	$(0.13)	$0.27
Earnings (loss) per common share - Diluted	$0.05	$0.04	$(0.13)	$0.27

The calculations of diluted earnings/(loss) per share for the three and six months ended June 30, 2010 each excluded nine thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect would have been antidilutive.  There were no weighted average stock-based awards excluded from the calculations of diluted earnings per share for the three and six months ended June 30, 2009.  The calculations of diluted earnings per share for the three and six months ended June 30, 2009 excluded that portion of a warrant to purchase 173 thousand and 165 thousand weighted average shares of common stock, respectively, because the effect would have been antidilutive.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2010:
Obligations of U.S. Treasury	$2,999	$-	$-	$2,999
Obligations of U.S. Government agencies and corporations	58,760	1,262	39	59,983
Mortgage-backed securities	33,269	1,391	7	34,653
Other equity securities	556	20	-	576
Total	$95,584	$2,673	$46	$98,211

December 31, 2009:
Obligations of U.S. Treasury	$2,998	$-	$-	$2,998
Obligations of U.S. Government agencies and corporations	57,258	879	397	57,740
Mortgage-backed securities	35,579	818	90	36,307
Other equity securities	546	4	-	550
Total	$96,381	$1,701	$487	$97,595

Held-to-maturity securities:
June 30, 2010:
Obligations of states and political subdivisions	$8,345	$186	$8	$8,523

December 31, 2009:
Obligations of states and political subdivisions	$8,940	$163	$91	$9,012

The amortized cost and estimated fair values of investment securities by maturity date at June 30, 2010 are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$12,438	$11,578	$2,138	$2,147
Due after one year through five years	39,342	41,289	4,252	4,406
Due after five years through ten years	18,525	19,182	1,450	1,467
Due after ten years	24,723	25,586	505	503
	95,028	97,635	8,345	8,523
Equity securities	556	576	-	-
Total	$95,584	$98,211	$8,345	$8,523

The maturity dates for mortgage-backed securities are determined by expected maturity dates.  The maturity dates for the remaining debt securities are determined using contractual maturity dates.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$6,060	$39	$-	$-	$6,060	$39
Mortgage-backed securities	1,153	7	-	-	1,153	7
Total	$7,213	$46	$-	$-	$7,213	$46

The available-for-sale securities have a fair value of approximately $98.2 million.  Of these securities, approximately $7.2 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.05%) when compared to amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,059	$4	$186	$4	$1,245	$8

The held-to-maturity securities have a fair value of approximately $8.5 million.  Approximately $1.2 million of these securities have unrealized losses when compared to their amortized cost.  All of the securities with unrealized losses are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.10%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio are temporary.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Impaired loans with a valuation allowance	$7,254	$2,028	$1,093
Impaired loans with no valuation allowance	30,234	14,274	12,602
Total impaired loans	$37,488	$16,302	$13,695

Allowance for credit losses applicable to impaired loans	$1,362	$468	$454
Allowance for credit losses applicable to other than impaired loans	11,927	10,408	10,330
Total allowance for credit losses	$13,289	$10,876	$10,784

Average recorded investment in impaired loans	$28,082	$12,646	$4,817

Gross interest income of $1.0 million for the first six months of 2010, $859 thousand for fiscal year 2009 and $327 thousand for the first six months of 2009 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $0 for the first six months of 2010 and $4 thousand for both fiscal year 2009 and the first six months of 2009.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 5 – Other Assets and Liabilities

The Company had the following other assets at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Nonmarketable investment securities	$3,149	$3,149
Insurance premiums receivable	1,025	983
Accrued interest receivable	4,605	4,804
Deferred income taxes	5,836	3,337
Interest rate caps (1)	2,602	6,168
Prepaid FDIC premium expense	4,760	5,449
Other assets	6,352	6,525
Total	$28,329	$30,415

The Company had the following other liabilities at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Accrued interest payable	$1,397	$1,781
Counterparty collateral - interest rate caps (1)	3,098	4,847
Other liabilities	9,134	9,308
Total	$13,629	$15,936

(1)  See Note 8 for further discussion.

Note 6 - Stock-Based Compensation

At June 30, 2010, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company's ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of June 30, 2010.

Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date.

During the three and six months ended June 30, 2010, the Company recognized pre-tax stock-based compensation expense of $93 thousand and $209 thousand, respectively, compared to $25 thousand and $46 thousand, respectively, for the same periods last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $607 thousand as of June 30, 2010.  The weighted-average period over which this unrecognized expense was expected to be recognized was 2.0 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2010:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	27,405	$20.23
Granted	24,473	13.41
Vested	(7,751)	18.47
Cancelled	-	-
Nonvested at end of period	44,127	$16.76

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2010 and 2009 reflected forfeitures as they occurred.

The following table summarizes stock option activity for the Company for the six months ended June 30, 2010:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	10,850	$13.36
Granted	-	-
Exercised	-	-
Expired/Cancelled	(2,430)	14.00
Outstanding at end of period	8,420	13.17	$-

Exercisable at end of period	8,420	$13.17	$-

At June 30, 2010, all 8,420 outstanding options were exercisable, had a weighted average exercise price of $13.17, and had a remaining contract life of 1.8 years.

There was no aggregate intrinsic value in options outstanding and exercisable based on the $11.91 market value per share of the Company’s common stock at June 30, 2010.  The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $0 and less than $1 thousand, respectively.  Cash received upon exercise of options during the first six months of 2010 and 2009 was $0 and approximately $1 thousand, respectively.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  At June 30, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.   Impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of June 30, 2010, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheet.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at June 30, 2010.
There were no transfers between Levels 1 and 2 during the first half of 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Treasury	$2,999	$2,999	$-	$-
U.S. Government agencies	59,983	-	59,983	-
Mortgage-backed securities	34,653	-	34,653	-
Other equity securities	576	-	576	-
Total	$98,211	$2,999	$95,212	$-

Interest rate caps	$2,602	$-	$2,602	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Real estate - construction	$19,287	$-	$-	$19,287
Real estate - residential	8,583	-	-	8,583
Real estate - commercial	4,224	-	-	4,224
Commercial	3,968	-	-	3,968
Consumer	64	-	-	64
Total	$36,126	$-	$-	$36,126

Other real estate and other assets owned	$1,428	$-	$-	$1,428

Impaired loans had a carrying amount of $37.5 million at June 30, 2010 with a valuation allowance of $1.4 million.

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

Financial Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  These estimates do not take into consideration the value of core deposit intangibles.  Generally, the carrying amount of short-term borrowings is a reasonable estimate of fair value.  The fair values of securities sold under agreements to repurchase (included in short-term borrowings) and long-term debt are estimated using the rates offered for similar borrowings.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$64,669	$64,669	$75,646	$75,646
Investment securities	106,556	106,734	106,535	106,607
Loans	905,477	919,109	916,557	934,362
Less: allowance for loan losses	(13,289)	_ -	(10,876)	-
Total	$1,063,413	$1,090,512	$1,087,862	$1,116,615

Financial liabilities:
Deposits	$971,608	$976,291	$990,937	$999,016
Short-term borrowings	17,864	17,864	20,404	20,404
Long-term debt	1,429	1,502	1,429	1,530
Total	$990,901	$995,657	$1,012,770	$1,020,950

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

During the third quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97% for five years. The interest rate caps qualified for hedge accounting.  The aggregate fair value of these derivatives was an asset of $2.6 million at June 30, 2010 and $6.2 million at December 31, 2009.   For the second quarter and first half of 2010, interest expense included a net interest settlement of $70 thousand and $100 thousand, respectively.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  The counterparty collateral was $3.1 million at June 30, 2010 and $4.8 million at December 31, 2009.

Note 9 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2010, total commitments to extend credit were approximately $158.9 million. The comparable amount was $147.3 million at December 31, 2009.  Outstanding letters of credit were approximately $15.7 million at June 30, 2010 and $19.0 million at December 31, 2009.

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

Selected financial information by business segments for the first six months of 2010 and 2009 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2010
Interest income	$27,708	$87	$-	$27,795
Interest expense	(6,665)	-	(44)	(6,709)
Provision for credit losses	(12,534)	-	-	(12,534)
Noninterest income	3,625	5,825	-	9,450
Noninterest expense	(11,820)	(4,983)	(3,206)	(20,009)
Net intersegment income (expense)	(2,828)	(243)	3,071	-
Income (loss) before taxes	(2,514)	686	(179)	(2,007)
Income tax (expense) benefit	1,115	(304)	79	890
Net income (loss)	$(1,399)	$382	$(100)	$(1,117)

Total assets	$1,105,944	$20,153	$3,099	$1,129,196

2009
Interest income	$29,063	$33	$-	$29,096
Interest expense	(8,912)	-	(40)	(8,952)
Provision for credit losses	(3,616)	-	-	(3,616)
Noninterest income	4,134	6,563	-	10,697
Noninterest expense	(11,837)	(5,666)	(3,073)	(20,576)
Net intersegment income (expense)	(2,799)	(238)	3,037	-
Income (loss) before taxes	6,033	692	(76)	6,649
Income tax (expense) benefit	(2,308)	(264)	29	(2,543)
Net income	$3,725	$428	$(47)	$4,106

Total assets	$1,134,421	$20,012	$3,779	$1,158,212

Note 11 – New Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. New accounting guidance under ASU 2009-16 amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This new accounting guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”.  New accounting guidance under ASU 2009-17 amended prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new accounting guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”), CNB located in Centreville, Maryland (“CNB”), and The Felton Bank located in Felton, Delaware (“Felton Bank” and, together with Talbot Bank and CNB, the “Banks”).  The Banks operate 19 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”).  Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc.  The Company engages in the mortgage brokerage business under the name “Wye Mortgage Group” through a minority series investment in an unrelated Delaware limited liability company.

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

Allowance for Credit Losses
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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment or on an interim basis if circumstances dictate.  Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.

Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill.  The Company’s reporting units were identified based on an analysis of each of its individual operating segments. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss. At June 30, 2010, it was determined that there were no circumstances that dictated interim testing for impairment of goodwill or intangible assets.

Fair Value
The Company measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities and interest rate caps.  Impaired loans and other real estate and other assets owned are significant financial instruments measured at fair value on a nonrecurring basis.

The Company conducts a review each quarter for all investment securities which reflect possible impairment to determine whether unrealized losses are temporary.  Valuations for the investment portfolio are determined using quoted market prices, if available.  If quoted prices are not available, fair values are measured using methods such as independent pricing models or quotes for similar investment securities.

See Note 7, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements for a further discussion of fair value.

OVERVIEW

Net income for the second quarter of 2010 was $445 thousand, or diluted earnings per common share of $0.05, compared to $354 thousand, or diluted earnings per common share of $0.04, for the second quarter of 2009.  For the first quarter of 2010, the Company reported a net loss of $1.6 million, or diluted loss per common share of $(0.19).   The second quarter of 2010 included a provision for credit losses of $4.9 million, which was $3.2 million higher than the comparable amount for the second quarter of 2009 but $2.7 million lower than the comparable amount for the first quarter of 2010.  Annualized return on average assets was 0.16% for the three months ended June 30, 2010, compared to 0.13% for the same period in 2009.  Annualized return on average stockholders’ equity was 1.42% for the second quarter of 2010, compared to 1.07% for the second quarter of 2009.  For the first quarter of 2010, annualized return on average assets was (0.55)% and return on average equity was (4.95)%.

For the first six months of 2010, the Company reported a net loss of $1.1 million, or diluted loss per common share of $(0.13), compared to net income of $2.2 million, or diluted earnings per common share of $0.27, for the first six months of 2009.  Annualized return on average assets was (0.20)% for the six months ended June 30, 2010, compared to 0.41% for the same period in 2009.  Annualized return on average stockholders’ equity was (1.78)% for the first six months of 2010, compared to 3.18% for the first six months of 2009.

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

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended June 30, 2010 was $10.7 million, an increase of 6.0% when compared to the same period last year.  Slightly higher average earning assets and lower rates paid on interest-bearing liabilities were sufficient to offset the decline in yields on earning assets.  The net interest margin was 4.03% for the second quarter of 2010, an increase of 18 basis points when compared to the second quarter of 2009.  The net interest margin has benefited from the Company’s effort to reduce deposit pricing structures.  Net interest income increased 2.8% from the first quarter of 2010, primarily due to slightly higher rates on average earning assets and a decrease in the balances and rates paid on interest-bearing liabilities offsetting the small decline in average earning assets.  The net interest margin increased 8 basis points from 3.95% for the first quarter of 2010.

Interest income was $14.0 million for the second quarter of 2010, a decrease of 4.5% from the second quarter of 2009. Average earning assets increased 1.0% during the second quarter of 2010 when compared to the same period in 2009, while yields earned decreased 30 basis points to 5.26%.  Average loans decreased slightly and the yield earned on loans decreased 29 basis points.  Loans comprised 84.9% of total average earning assets for the second quarter of 2010, a decrease from the 86.1% for the second quarter of 2009.  Interest income increased 1.0% when compared to the first quarter of 2010.  Average earning assets declined slightly during the second quarter of 2010 when compared to the first quarter of 2010, while yields earned increased 2 basis points.

Interest expense was $3.3 million for the three months ended June 30, 2010, a decrease of 27.9%when compared to the same period last year. Average interest-bearing liabilities increased 1.2%, while rates paid decreased 60 basis points to 1.50%.  During the second quarter of 2009, the Company began to participate in the Promontory Insured Network Deposits Program (“IND”).  The $36.4 million increase in average money market and savings deposits for the second quarter of 2010 over the same period of 2009 included approximately $27.6 million from the IND program.  The Company incurs the largest amount of interest expense from time deposits.  For the three months ended June 30, 2010, the average balance of certificates of deposit $100,000 or more increased 2.5% when compared to the same period last year, while the average rate paid on these certificates of deposit decreased 111 basis points to 2.09%.  Average other time deposits decreased 9.9% and the rate paid on average other time deposits decreased 89 basis points, when comparing the second quarter of 2010 to the second quarter of 2009.  Expanded levels of FDIC insurance coverage contributed to the shift from other time deposits to certificates of deposit $100,000 or more.  When comparing the second quarter of 2010 to the first quarter of 2010, interest expense decreased 4.6% because average interest-bearing liabilities decreased slightly and rates paid decreased 8 basis points.

Net interest income for the six months ended June 30, 2010 was $21.1 million, an increase of 4.7% when compared to the same period last year.  An increase in the volume of average earning assets and a reduction in the cost of funds were sufficient to offset the decline in yields on earning assets.  The net interest margin increased from 3.96% for the first six months of 2009 to 3.99% for the first six months of 2010.

Interest income was $27.8 million for the first six months of 2010, a decrease of 4.5% when compared to the first six months of 2009. Average earning assets increased 3.8% during the six months ended June 30, 2010 when compared to the same period in 2009, while yields earned decreased 46 basis points to 5.25%.  Average loans increased slightly during the first six months of 2010, while the yield earned on loans decreased 35 basis points when compared to the same period of 2009.  Loans comprised 84.8% and 87.6% of total average earning assets for the first six months of 2010 and 2009, respectively.

Interest expense was $6.7 million for the six months ended June 30, 2010, a decrease of 25.1% when compared to the same period last year.  Average interest-bearing liabilities increased 6.1%, while rates paid decreased 64 basis points to 1.54%.  The $70.0 million increase in average money market and savings deposits for the first half of 2010 over the same period of 2009 included approximately $57.2 million from the IND program.  For the six months ended June 30, 2010, the average balance of certificates of  deposit $100,000 or more increased 5.6% when compared to the same period last year, while the average rate paid decreased 113 basis points to 2.17%.  Average other time deposits decreased 7.7% and the rate paid on average other time deposits decreased 88 basis points when compared to the first six months of 2009.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2010 and 2009.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			June 30, 2009
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$909,295	$13,083	5.77%	$913,671	$13,795	6.06%
Investment securities
Taxable	103,284	846	3.29	75,277	768	4.09
Tax-exempt	6,460	85	5.30	8,110	122	6.02
Federal funds sold	38,001	14	0.15	55,699	23	0.16
Interest-bearing deposits	14,075	4	0.12	8,129	6	0.33
Total earning assets	1,071,115	14,032	5.26%	1,060,886	14,714	5.56%
Cash and due from banks	9,997			18,705
Other assets	67,860			51,595
Allowance for credit losses	(14,310)			(10,848)
Total assets	$1,134,662			$1,120,338

Interest-bearing liabilities
Demand deposits	$132,563	83	0.25%	$125,076	76	0.24%
Money market and savings deposits	259,273	468	0.72	222,825	351	0.63
Certificates of deposit $100,000 or more	251,340	1,310	2.09	245,210	1,954	3.20
Other time deposits	215,987	1,381	2.56	239,668	2,060	3.45
Interest-bearing deposits	859,163	3,242	1.51	832,779	4,441	2.14
Short-term borrowings	15,771	19	0.48	25,435	28	0.45
Long-term debt	1,429	15	4.40	7,947	75	3.78
Total interest-bearing liabilities	876,363	3,276	1.50%	866,161	4,544	2.10%
Noninterest-bearing deposits	117,586			109,652
Other liabilities	15,043			11,918
Stockholders’ equity	125,670			132,607
Total liabilities and stockholders’ equity	$1,134,662			$1,120,338

Net interest spread		$10,756	3.76%		$10,170	3.46%
Net interest margin			4.03%			3.85%

Tax-equivalent adjustment
Loans		$36			$41
Investment securities		29			43
Total		$65			$84

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$909,831	$25,993	5.76%	$906,066	$27,455	6.11%
Investment securities
Taxable	103,385	1,728	3.37	75,067	1,524	4.09
Tax-exempt	6,611	175	5.35	8,605	253	5.92
Federal funds sold	42,253	26	0.13	38,873	30	0.15
Interest-bearing deposits	11,177	5	0.10	5,298	7	0.28
Total earning assets	1,073,257	27,927	5.25%	1,033,909	29,269	5.71%
Cash and due from banks	12,197			15,395
Other assets	67,889			50,487
Allowance for credit losses	(13,238)			(10,259)
Total assets	$1,140,105			$1,089,532

Interest-bearing liabilities
Demand deposits	$130,287	163	0.25%	$123,104	148	0.24%
Money market and savings deposits	258,180	895	0.70	188,165	525	0.56
Certificates of deposit $100,000 or more	255,416	2,744	2.17	241,997	3,966	3.30
Other time deposits	217,849	2,825	2.62	236,077	4,087	3.50
Interest-bearing deposits	861,732	6,627	1.55	789,343	8,726	2.23
Short-term borrowings	16,896	51	0.60	32,469	77	0.48
Long-term debt	1,429	31	4.43	7,947	149	3.78
Total interest-bearing liabilities	880,057	6,709	1.54%	829,759	8,952	2.18%
Noninterest-bearing deposits	117,759			106,968
Other liabilities	15,420			11,304
Stockholders’ equity	126,869			141,501
Total liabilities and stockholders’ equity	$1,140,105			$1,089,532

Net interest spread		$21,218	3.71%		$20,317	3.53%
Net interest margin			3.99%			3.96%

Tax-equivalent adjustment
Loans		$72			$84
Investment securities		60			89
Total		$132			$173

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

Noninterest Income
Noninterest income for the second quarter of 2010 decreased $779 thousand, or 14.6%, when compared to the second quarter of 2009.   The decline in noninterest income during the second quarter of 2010 when compared to the second quarter of 2009 was primarily due to a decline in insurance agency commissions of $298 thousand and a $420 thousand mark-to-market gain on interest rate swaps in 2009. The decrease of $314 thousand, or 6.4%, when compared to the first quarter of 2010 was primarily a result of $744 thousand in insurance agency contingency income which is typically received in the first quarter of each year and based on the prior year’s performance.  The decrease in contingency income was partially offset by an increase in commission income.

Noninterest income for the first six months of 2010 decreased $1.2 million, or 11.7%, when compared to the first six months of 2009.  As with the second quarter 2010 results, the decrease was mainly due to a decline in insurance agency commissions and the mark-to-market gain on interest rate swaps in 2009.

Noninterest Expense
Noninterest expense for the second quarter of 2010 decreased $1.0 million, or 9.4%, when compared to the second quarter of 2009.  The decrease was primarily attributable to lower expenses accrued for bonus and profit sharing plans and lower FDIC insurance premium expense which were partially offset by higher expenses related to collection and other real estate owned activities. Included in the FDIC insurance premium expense for the second quarter of 2009 was a special one-time assessment of $513 thousand. Noninterest expense decreased $633 thousand, or 6.1%, from the first quarter of 2010 primarily due to lower expenses accrued for bonus and profit sharing plans.

Noninterest expense for the first six months of 2010 decreased $567 thousand, or 2.8%, when compared to the first six months of 2009.  Similar to the second quarter 2010 results, the decrease was primarily attributable to lower expenses accrued for bonus and profit sharing plans and lower FDIC insurance premium expense which were partially offset by higher expenses related to collection and other real estate owned activities.

Income Taxes
The Company’s effective tax rate was 32.0% for the three months ended June 30, 2010, compared to 38.1% for the same period last year.  For the six months ended June 30, 2010, the effective tax rate was a 44.3% benefit compared to a 38.2% expense for the same period last year.  Management believes that currently there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $905.5 million at June 30, 2010, a 1.2% decrease since December 31, 2009.  Average loans were $909.3 million for the three months ended June 30, 2010, which was slightly lower than the comparable amount for the same period last year.  For the six months ended June 30, 2010, average loans were $909.8 million, which was slightly higher than the comparable amount for the same period in 2009.  Loan growth slowed when compared to the prior year as the weakened economy created fewer loan opportunities to originate high-quality credits. At the same time we are experiencing slowing loan growth, net loan charge-offs increased $2.8 million and $8.0 million for the second quarter and first half of 2010, respectively, when compared to the same periods last year.

Our loan portfolio has a concentration of commercial real estate loans.  Commercial real estate loans, excluding construction and land development loans, were approximately $316.4 million, or 34.9% of total loans, at June 30, 2010, compared to $315.9 million, or 34.5% of total loans, at December 31, 2009.  Construction and land development loans were $155.2 million, or 17.1% of total loans, at June 30, 2010, compared to $161.4 million, or 17.6% of total loans, at December 31, 2009.  We do not engage in foreign or subprime lending activities.

Because most of our loans are secured by real estate, weaknesses in the current local real estate market and construction industry, and deterioration in overall economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Thus, we have experienced higher provisions for credit losses, loan charge-offs and nonperforming assets because of these weaknesses in the local economy.

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

The provision for credit losses for the three months ended June 30, 2010 and 2009 was $4.9 million and $1.7 million, respectively. The provision for credit losses for the first quarter of 2010 was $7.6 million.  The provision for credit losses for the first six months of 2010 and 2009 was $12.5 million and $3.6 million, respectively. The continued historically large level of provision expense was the result of the overall increase in nonperforming assets and loan charge-offs, and management’s assessment of the worsening in general economic conditions.  We continue to emphasize credit quality and believe that our underwriting guidelines are strong.  However, the prolonging or deepening of the current economic recession will likely cause us to continue to experience higher levels of provision expense, nonperforming assets and charge-offs. As problem loans are identified, management takes prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $4.4 million for the three months ended June 30, 2010, compared to $1.6 million for the same period last year and $5.7 million for the first quarter of 2010.  Most of the charge offs in the second quarter of 2010 were residential real estate and commercial loans whereas most of the charge-offs in the first quarter of 2010 were construction loans.  The construction loan charge-offs during the first quarter of 2010 consisted principally of one large real estate development loan of $3.4 million.  The allowance for credit losses as a percentage of average loans increased to 1.46% for the second quarter of 2010, compared to 1.18% for the second quarter of 2009 and 1.41% for the first quarter of 2010.  Net charge-offs were $10.1 million for the first six months of 2010, compared to $2.2 million for the same period in 2009. The allowance for credit losses as a percentage of average loans increased to 1.46% for the first six months of 2010 from 1.19% for the same period last year. Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at June 30, 2010 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance balance – beginning of period	$12,791	$10,709	$10,876	$9,320
Charge-offs:
Real estate – construction	(681)	(128)	(4,190)	(215)
Real estate – residential	(2,525)	(611)	(3,516)	(951)
Real estate – commercial	(46)	(173)	(46)	(173)
Commercial	(1,164)	(629)	(2,388)	(727)
Consumer	(145)	(88)	(311)	(199)
Totals	(4,561)	(1,629)	(10,451)	(2,265)
Recoveries:
Real estate – construction	13	2	13	2
Real estate – residential	36	1	74	53
Real estate – commercial	1	-	102	-
Commercial	53	-	56	4
Consumer	39	20	85	54
Totals	142	23	330	113
Net charge-offs	(4,419)	(1,606)	(10,121)	(2,152)
Provision for credit losses	4,917	1,681	12,534	3,616
Allowance balance – end of period	$13,289	$10,784	$13,289	$10,784

Average loans outstanding during the period	$909,295	$913,671	$909,831	$906,066
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	1.95%	0.71%	2.24%	0.95%
Allowance for credit losses at period end as a percentage of average loans	1.46%	1.18%	1.46%	1.19%

Nonperforming Assets
Nonperforming assets were $38.9 million at June 30, 2010, compared to $18.9 million at December 31, 2009.  The increase in nonaccrual loans during the first half of 2010 was primarily in construction loans and related largely to two borrowing relationships. The Company has a $5.0 million participation with a regional bank that is matured.  Through December 31, 2009, the customer made all interest payments.  This loan migrated from 90 days past due to nonaccrual in the first quarter of 2010.  Also during the first quarter of 2010, a second significant construction loan relationship totaling approximately $14.0 million was put on nonaccrual and subsequently $3.4 million was charged off.  Total nonperforming assets to total loans and other real estate and other assets owned increased to 4.29% at June 30, 2010, compared to 2.05% at December 31, 2009.  Loans past due 90 days and still accruing at June 30, 2010 decreased to $4.7 million from $7.4 million at December 31, 2009 mainly due to the previously-mentioned migration of the $5.0 million participation from 90 days past due to nonaccrual.  The increase in the residential real estate category was due to delinquencies and foreclosures occurring in the second quarter of 2010.

The following table summarizes our nonperforming and past due assets:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Nonperforming assets
Nonaccrual loans
Real estate – construction	$20,449	$7,163
Real estate – residential	8,783	4,246
Real estate – commercial	4,224	2,828
Commercial	3,968	2,028
Consumer	64	37
Total nonaccrual loans	37,488	16,302
Other real estate and other assets owned	1,428	2,572
Total nonperforming assets	38,916	18,874
Loans 90 days past due and still accruing
Real estate – construction	48	5,096
Real estate – residential	4,365	2,274
Real estate – commercial	107	-
Commercial	49	-
Consumer	150	55
Total loans 90 days past due	4,719	7,425
Total nonperforming assets and past due loans	$43,635	$26,299
Nonperforming assets to total loans and other real estate and other assets owned	4.29%	2.05%
Nonperforming assets to total assets	3.45%	1.63%
Nonperforming assets and past due loans, to total loans and other real estate and other assets owned	4.81%	2.86%
Nonperforming assets and past due loans to total assets	3.86%	2.27%

Investment Securities
Investment securities totaled $106.6 million at June 30, 2010, relatively unchanged since December 31, 2009.  The average balance of investment securities was $109.7 million for the three months ended June 30, 2010, compared to $83.4 million for the same period in 2009.  The tax equivalent yields on investment securities were 3.40% and 4.28% for the three months ended June 30, 2010 and 2009, respectively.  The average balance of investment securities was $110.0 million for the six months ended June 30, 2010, compared to $83.7 million for the same period in 2009.  The tax equivalent yields on investment securities were 3.49% and 4.28% for the first six months of 2010 and 2009, respectively. The increases in the 2010 investment securities average balances compared to the 2009 average balances reflected the investment of excess deposits.

Deposits
Total deposits at June 30, 2010 were $971.6 million, a $19.3 million, or 2.0%, decrease when compared to the $990.9 million at December 31, 2009.  The decrease was primarily in certificates of deposit $100,000 or more mainly due to municipal deposits which historically decline at this time of the year.  The decrease in other time deposits was attributable to management’s effort to reduce deposit pricing structures.

Short-Term Borrowings
Short-term borrowings at June 30, 2010 and December 31, 2009 were $17.9 million and $20.4 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the FHLB.  Short-term advances are defined as those with original maturities of one year or less.  The decline in short-term borrowings since December 31, 2009 was primarily due to the repayment of $3.4 million drawn on a $10.0 million line of credit with a commercial bank.

Long-Term Debt
At June 30, 2010 and December 31, 2009, the Company had $1.4 million in long-term debt.  This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary.  The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  During the second quarter of 2009, we began participating in the IND program which resulted in increased deposits and liquidity.  The program has a five year term and has a guaranteed minimum funding level of $70 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  Talbot Bank and CNB are also members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh, and these banks have pledged collateral sufficient to permit additional borrowings of up to approximately $24.3 million in the aggregate at June 30, 2010. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $124.7 million at June 30, 2010, compared to $127.8 million at December 31, 2009. The net loss, unrealized losses on cash flow hedging activities and dividends paid all contributed to the decrease in stockholders’ equity since the end of 2009.  To increase capital, support the Company’s growth, and enhance capital ratios, management has reduced dividends in 2010.  The Company reduced the quarterly common stock dividend to $0.06 from $0.16 per share beginning with the dividend that was payable on February 26, 2010.

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

A comparison of the capital ratios of Shore Bancshares, Inc. (on a consolidated basis) as of June 30, 2010 and December 31, 2009 to the minimum regulatory requirements is presented below:

			Minimum
	June 30,	December 31,	Regulatory
	2010	2009	Requirements
Tier 1 risk-based capital ratio	11.63%	11.45%	4.00%
Total risk-based capital ratio	12.86%	12.59%	8.00%
Leverage ratio	9.40%	9.27%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2010 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in our risk factors have occurred since they were last disclosed other than the following:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including Talbot Bank, CNB and Felton Bank. The Act is likely to increase our regulatory compliance burden. However, it is too early for us to fully assess the full impact of the Act on our business, financial condition or results of operations in part because many of the Act’s provisions require subsequent regulatory rulemaking.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.
Moreover, the Act permits states to adopt stricter consumer protection laws and states attorney general may enforce consumer protection rules issued by the Bureau. The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies.
The Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as Talbot Bank, CNB and Felton Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Recent amendments to the Federal Reserve Board's Regulation E may negatively impact our noninterest income.

On November 12, 2009, the Board of Governors of the Federal Reserve System announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in,  to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The impact that these new rules will have on us is unknown at this time, but they do have the potential to reduce our noninterest income and this reduction could be material.

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

SHORE BANCSHARES, INC.

Date: August 6, 2010	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: August 6, 2010	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).