Form 10-Q
period 2010-09-30
SHORE BANCSHARES INC
filed 2010-11-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,443,436 shares of common stock outstanding as of October 29, 2010.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$21,764	$14,411
Interest-bearing deposits with other banks	18,014	598
Federal funds sold	35,161	60,637
Investment securities:
Available for sale, at fair value	96,219	97,595
Held to maturity, at amortized cost – fair value of $8,125 (2010) and $9,012 (2009)	7,856	8,940

Loans	906,490	916,557
Less: allowance for credit losses	(13,153)	(10,876)
Loans, net	893,337	905,681

Premises and equipment, net	14,714	14,307
Goodwill	12,954	15,954
Other intangible assets, net	4,969	5,406
Other real estate and other assets owned, net	1,517	2,572
Other assets	27,998	30,415
TOTAL ASSETS	$1,134,503	$1,156,516

LIABILITIES
Deposits:
Noninterest-bearing demand	$121,480	$122,492
Interest-bearing demand	122,774	133,946
Money market and savings	261,500	249,793
Certificates of deposit $100,000 or more	266,082	262,663
Other time	210,592	222,043
Total deposits	982,428	990,937

Short-term borrowings	17,782	20,404
Accrued expenses and other liabilities	10,509	15,936
Long-term debt	1,429	1,429
TOTAL LIABILITIES	1,012,148	1,028,706

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,443,436 (2010) and 8,418,963 (2009)	84	84
Warrant	1,543	1,543
Additional paid in capital	30,173	29,872
Retained earnings	92,115	96,151
Accumulated other comprehensive (loss) income	(1,560)	160
TOTAL STOCKHOLDERS’ EQUITY	122,355	127,810
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,134,503	$1,156,516

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$13,083	$14,001	$39,004	$41,372
Interest and dividends on investment securities:
Taxable	677	800	2,405	2,324
Tax-exempt	50	77	165	241
Interest on federal funds sold	21	31	47	61
Interest on deposits with other banks	6	4	11	11
Total interest income	13,837	14,913	41,632	44,009

INTEREST EXPENSE
Interest on deposits	3,117	4,368	9,744	13,094
Interest on short-term borrowings	17	19	68	96
Interest on long-term debt	16	98	47	247
Total interest expense	3,150	4,485	9,859	13,437

NET INTEREST INCOME	10,687	10,428	31,773	30,572
Provision for credit losses	4,193	1,702	16,727	5,318

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,494	8,726	15,046	25,254

NONINTEREST INCOME
Service charges on deposit accounts	841	861	2,458	2,558
Trust and investment fee income	357	274	1,145	750
Investment securities gains	-	-	-	49
Insurance agency commissions	2,513	2,744	7,997	8,972
Other noninterest income	932	840	2,493	3,087
Total noninterest income	4,643	4,719	14,093	15,416

NONINTEREST EXPENSE
Salaries and wages	4,404	4,765	13,257	14,064
Employee benefits	897	1,211	2,936	3,791
Occupancy expense	547	616	1,766	1,752
Furniture and equipment expense	325	299	938	915
Data processing	696	675	1,987	1,865
Directors’ fees	118	109	344	394
Goodwill and other intangible assets impairment	3,051	-	3,051	-
Amortization of other intangible assets	128	128	386	386
Insurance agency commissions expense	338	428	1,230	1,515
FDIC insurance premium expense	448	458	1,389	1,621
Other noninterest expenses	1,677	1,608	5,354	4,570
Total noninterest expense	12,629	10,297	32,638	30,873

(LOSS) INCOME BEFORE INCOME TAXES	(1,492)	3,148	(3,499)	9,797
Income tax (benefit) expense	(92)	1,197	(982)	3,740

NET (LOSS) INCOME	(1,400)	1,951	(2,517)	6,057
Preferred stock dividends and discount accretion	-	-	-	1,876
Net (loss) income available to common shareholders	$(1,400)	$1,951	$(2,517)	$4,181

Basic net (loss) earnings per common share	$(0.17)	$0.23	$(0.30)	$0.50
Diluted net (loss) earnings per common share	$(0.17)	$0.23	$(0.30)	$0.50
Dividends paid per common share	$0.06	$0.16	$0.18	$0.48

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except per share amounts)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2010	$-	$84	$1,543	$29,872	$96,151	$160	$127,810

Comprehensive income:
Net loss	-	-	-	-	(2,517)	-	(2,517)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	-	989	989
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(2,709)	(2,709)
Total comprehensive income							(4,237)

Stock-based compensation expense	-	-	-	301	-	-	301

Cash dividends paid ($0.18 per share)	-	-	-	-	(1,519)	-	(1,519)

Balances, September 30, 2010	$-	$84	$1,543	$30,173	$92,115	$(1,560)	$122,355

Balances, January 1, 2009	$-	$84	$-	$29,768	$96,140	$1,393	$127,385

Comprehensive income:
Net income	-	-	-	-	6,057	-	6,057
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	-	(276)	(276)
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(652)	(652)
Total comprehensive income							5,129

Warrant issued	-	-	1,543	-	-	-	1,543

Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000

Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)

Discount accretion	68	-	-	-	(68)	-	-

Repurchase of preferred stock	(23,525)	-	-	-	-	-	(23,525)

Common shares issued for employee stock-based awards	-	-	-	2	-	-	2

Stock-based compensation expense	-	-	-	74	-	-	74

Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)

Cash dividends paid ($0.48 per share)	-	-	-	-	(4,038)	-	(4,038)

Balances, September 30, 2009	$-	$84	$1,543	$29,844	$96,283	$465	$128,219

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net (loss) income	$(1,400)	$1,951	$(2,517)	$6,057

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	242	604	1,654	(410)
Tax effect	(97)	(241)	(665)	163
Reclassification of gains recognized in net income	-	-	-	(49)
Tax effect	-	-	-	20
Net of tax amount	145	363	989	(276)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(1,077)	(1,093)	(4,543)	(1,093)
Tax effect	435	441	1,834	441
Net of tax amount	(642)	(652)	(2,709)	(652)
Total other comprehensive loss	(497)	(289)	(1,720)	(928)
Comprehensive (loss) income	$(1,897)	$1,662	$(4,237)	$5,129

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,517)	$6,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,727	5,318
Goodwill and other intangible assets impairment	3,051	-
Depreciation and amortization	1,835	1,370
Discount accretion on debt securities	(91)	(191)
Stock-based compensation expense	301	74
Gains on sales of securities	-	(49)
Losses on sales of other real estate owned	56	-
Write-downs of other real estate owned	657	159
Gains on interest rate swaps	-	(420)
Net changes in:
Insurance premiums receivable	565	155
Accrued interest receivable	90	(163)
Other assets	(1,589)	(1,704)
Accrued interest payable	(855)	(132)
Other liabilities	(4,572)	285
Net cash provided by operating activities	13,658	10,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	44,113	36,686
Proceeds from sales of securities available for sale	-	2,048
Purchases of securities available for sale	(41,580)	(54,851)
Proceeds from maturities and principal payments of securities held to maturity	1,070	2,815
Purchases of securities held to maturity	-	(1,563)
Net increase in loans	(5,030)	(36,059)
Purchases of premises and equipment	(1,253)	(982)
Proceeds from sales of other real estate owned	990	-
Purchases of interest rate caps	-	(6,475)
Investment in unconsolidated subsidiary	(25)	-
Net cash used in investing activities	(1,715)	(58,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market and savings deposits	(477)	102,839
Net (decrease) increase in certificates of deposit	(8,032)	43,987
Net decrease in short-term borrowings	(2,622)	(35,296)
Repayment of long-term debt	-	(6,000)
Net receipt of counterparty collateral – interest rate caps	-	6,528
Proceeds from issuance of preferred stock and warrant	-	25,000
Repurchase of preferred stock	-	(23,525)
Proceeds from issuance of common stock	-	2
Preferred stock dividends paid	-	(1,808)
Common stock dividends paid	(1,519)	(4,038)
Net cash (used in) provided by financing activities	(12,650)	107,689
Net (decrease) increase in cash and cash equivalents	(707)	60,067
Cash and cash equivalents at beginning of period	75,646	27,294
Cash and cash equivalents at end of period	$74,939	$87,361

Supplemental cash flows information:
Interest paid	$10,715	$13,569
Income taxes paid	$988	$3,678
Transfers from loans to other real estate owned	$668	$2,072

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated.  The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2010, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2009 were derived from the 2009 audited financial statements.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009.  For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Shore Bancshares, Inc. has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by Topic 855, “Subsequent Events”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”).

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net (loss) income available to common shareholders	$(1,400)	$1,951	$(2,517)	$4,181
Weighted average shares outstanding - Basic	8,443	8,419	8,441	8,412
Dilutive effect of stock-based awards	-	4	-	4
Weighted average shares outstanding - Diluted	8,443	8,423	8,441	8,416
(Loss) earnings per common share - Basic	$(0.17)	$0.23	$(0.30)	$0.50
(Loss) earnings per common share - Diluted	$(0.17)	$0.23	$(0.30)	$0.50

The calculations of diluted earnings/(loss) per share for the three and nine months ended September 30, 2010 each excluded eight thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect would have been antidilutive.  There were no weighted average stock-based awards excluded from the calculations of diluted earnings per share for the three and nine months ended September 30, 2009.  The calculations of diluted earnings per share for the three and nine months ended September 30, 2009 excluded that portion of a warrant to purchase 173 thousand and 168 thousand weighted average shares of common stock, respectively, because the effect would have been antidilutive.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2010:
Obligations of U.S. Government agencies and corporations	$55,902	$1,648	$32	$57,518
Mortgage-backed securities	36,888	1,320	91	38,117
Other equity securities	561	23	-	584
Total	$93,351	$2,991	$123	$96,219

December 31, 2009:
Obligations of U.S. Treasury	$2,998	$-	$-	$2,998
Obligations of U.S. Government agencies and corporations	57,258	879	397	57,740
Mortgage-backed securities	35,579	818	90	36,307
Other equity securities	546	4	-	550
Total	$96,381	$1,701	$487	$97,595

Held-to-maturity securities:
September 30, 2010:
Obligations of states and political subdivisions	$7,856	$273	$4	$8,125

December 31, 2009:
Obligations of states and political subdivisions	$8,940	$163	$91	$9,012

The amortized cost and estimated fair values of investment securities by maturity date at September 30, 2010 are as follows:

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,263	$6,390	$1,653	$1,658
Due after one year through five years	38,508	39,374	4,479	4,659
Due after five years through ten years	23,595	24,661	1,724	1,808
Due after ten years	24,424	25,210	-	-
	92,790	95,635	7,856	8,125
Equity securities	561	584	-	-
Total	$93,351	$96,219	$7,856	$8,125

The maturity dates for mortgage-backed securities are determined by expected maturity dates.  The maturity dates for the remaining debt securities are determined using contractual maturity dates.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$7,055	$32	$-	$-	$7,055	$32
Mortgage-backed securities	7,258	91	-	-	7,258	91
Total	$14,313	$123	$-	$-	$14,313	$123

The available-for-sale securities have a fair value of approximately $96.2 million.  Of these securities, approximately $14.3 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.13%) when compared to amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at September 30, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$51	$1	$186	$3	$237	$4

The held-to-maturity securities have a fair value of approximately $8.1 million.  Approximately $237 thousand of these securities have unrealized losses when compared to their amortized cost.  All of the securities with unrealized losses are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.05%) when compared to amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio to be temporary.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Impaired loans with a valuation allowance	$904	$2,028	$548
Impaired loans with no valuation allowance	35,881	14,274	14,919
Total impaired loans	$36,785	$16,302	$15,467

Allowance for credit losses applicable to impaired loans	$223	$468	$226
Allowance for credit losses applicable to other than impaired loans	12,930	10,408	10,497
Total allowance for credit losses	$13,153	$10,876	$10,723

Average recorded investment in impaired loans	$30,258	$12,646	$11,733

Gross interest income of $1.6 million for the first nine months of 2010, $859 thousand for fiscal year 2009 and $576 thousand for the first nine months of 2009 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $0 for the first nine months of 2010 and $4 thousand for both fiscal year 2009 and the first nine months of 2009.

Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

Note 5 – Other Assets and Liabilities

The Company had the following other assets at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonmarketable investment securities	$3,038	$3,149
Insurance premiums receivable	418	983
Accrued interest receivable	4,714	4,804
Deferred income taxes	6,719	3,337
Interest rate caps (1)	1,389	6,168
Prepaid FDIC premium expense	4,419	5,449
Other assets	7,301	6,525
Total	$27,998	$30,415

The Company had the following other liabilities at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	September 30, 2010	December 31, 2009
Accrued interest payable	$926	$1,781
Counterparty collateral - interest rate caps (1)	1,656	4,847
Other liabilities	7,927	9,308
Total	$10,509	$15,936

(1)  See Note 8 for further discussion.

Note 6 - Stock-Based Compensation

At September 30, 2010, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company's ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of September 30, 2010.

Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date.

During the three and nine months ended September 30, 2010, the Company recognized pre-tax stock-based compensation expense of $92 thousand and $301 thousand, respectively, compared to $28 thousand and $74 thousand, respectively, for the same periods last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $515 thousand as of September 30, 2010.  The weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2010:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	27,405	$20.23
Granted	24,473	13.41
Vested	(7,751)	18.47
Cancelled	-	-
Nonvested at end of period	44,127	$16.76

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2010 and 2009 reflected forfeitures as they occurred.

The following table summarizes stock option activity for the Company for the nine months ended September 30, 2010:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	10,850	$13.36
Granted	-	-
Exercised	-	-
Expired/Cancelled	(2,430)	14.00
Outstanding at end of period	8,420	13.17	$-

Exercisable at end of period	8,420	$13.17	$-

At September 30, 2010, all 8,420 outstanding options were exercisable, had a weighted average exercise price of $13.17 per share, and had a remaining contract life of 1.6 years.

There was no aggregate intrinsic value in options outstanding and exercisable based on the $9.48 market value per share of the Company’s common stock at September 30, 2010.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $0 and less than $1 thousand, respectively.  Cash received upon exercise of options during the first nine months of 2010 and 2009 was $0 and approximately $1 thousand, respectively.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  At September 30, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.   Impaired loans that have an allowance established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of September 30, 2010, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at September 30, 2010.  There were no transfers between Levels 1 and 2 during the first nine months of 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Government agencies	$57,518	$-	$57,518	$-
Mortgage-backed securities	38,117	-	38,117	-
Other equity securities	584	-	584	-
Total	$96,219	$-	$96,219	$-

Interest rate caps	$1,389	$-	$1,389	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Real estate - construction	$18,424	$-	$-	$18,424
Real estate - residential	11,238	-	-	11,238
Real estate - commercial	2,955	-	-	2,955
Commercial	3,851	-	-	3,851
Consumer	94	-	-	94
Total	$36,562	$-	$-	$36,562

Other real estate and other assets owned	$1,517	$-	$-	$1,517

Impaired loans had a carrying amount of $36.8 million at September 30, 2010 with a valuation allowance of $223 thousand.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$74,939	$74,939	$75,646	$75,646
Investment securities	104,075	104,344	106,535	106,607
Loans	906,490	922,523	916,557	934,362
Less: allowance for loan losses	(13,153)	_ -	(10,876)	-
Total	$1,072,351	$1,101,806	$1,087,862	$1,116,615

Financial liabilities:
Deposits	$982,428	$987,903	$990,937	$999,016
Short-term borrowings	17,782	17,782	20,404	20,404
Long-term debt	1,429	1,488	1,429	1,530
Total	$1,001,639	$1,007,173	$1,012,770	$1,020,950

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

During the third quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97% for five years. The interest rate caps qualified for hedge accounting.  The aggregate fair value of these derivatives was an asset of $1.4 million at September 30, 2010 and $6.2 million at December 31, 2009.   For the third quarter and first nine months of 2010, interest expense included a net interest settlement of $136 thousand and $236 thousand, respectively.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  The counterparty collateral was $1.7 million at September 30, 2010 and $4.8 million at December 31, 2009.

Note 9 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2010, total commitments to extend credit were approximately $155.0 million. The comparable amount was $147.3 million at December 31, 2009.  Outstanding letters of credit were approximately $15.9 million at September 30, 2010 and $19.0 million at December 31, 2009.

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

During the third quarter of 2010, goodwill and other intangible assets were tested for impairment.  It was determined that goodwill at The Felton Bank, one of the banks in our Community Banking segment, was impaired and the Company recorded goodwill impairment charges of $1.5 million.  As of September 30, 2010, goodwill remaining at The Felton Bank after the $1.5 million impairment charge was $1.1 million.

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

During the testing for goodwill and other intangible assets impairment in the third quarter of 2010, it was determined that goodwill and other intangible assets at TSGIA, Inc., a wholesale insurance agency in our Insurance Products and Services segment, was impaired.  The Company recorded goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand.  As of September 30, 2010, goodwill remaining at TSGIA, Inc. after the $1.5 million goodwill impairment charge was $653 thousand.

Selected financial information by business segments for the first nine months of 2010 and 2009 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2010
Interest income	$41,503	$129	$-	$41,632
Interest expense	(9,798)	-	(61)	(9,859)
Provision for credit losses	(16,727)	-	-	(16,727)
Noninterest income	5,608	8,485	-	14,093
Noninterest expense	(18,959)	(9,046)	(4,633)	(32,638)
Net intersegment income (expense)	(4,128)	(385)	4,513	-
(Loss) income before taxes	(2,501)	(817)	(181)	(3,499)
Income tax benefit (expense)	701	230	51	982
Net (loss) income	$(1,800)	$(587)	$(130)	$(2,517)

Total assets	$1,112,841	$18,509	$3,153	$1,134,503

2009
Interest income	$43,957	$52	$-	$44,009
Interest expense	(13,378)	-	(59)	(13,437)
Provision for credit losses	(5,318)	-	-	(5,318)
Noninterest income	5,952	9,464	-	15,416
Noninterest expense	(17,806)	(8,456)	(4,611)	(30,873)
Net intersegment income (expense)	(4,118)	(362)	4,480	-
Income (loss) before taxes	9,289	698	(190)	9,797
Income tax (expense) benefit	(3,546)	(267)	73	(3,740)
Net income	$5,743	$431	$(117)	$6,057

Total assets	$1,133,949	$19,805	$3,931	$1,157,685

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

ASU No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset”.  This Update clarifies that modifications of acquired loans that are accounted for within a pool that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments do not affect the accounting for loans that are not accounted for within pools.  Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions.  The Company adopted ASU 2010-18, and it did not have a significant impact on the Company’s financial statements.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter,  or on an interim basis if circumstances dictate.  Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.

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

During the third quarter of 2010, as part of the Company’s annual impairment testing process, goodwill and other intangible assets were tested for impairment and it was determined that there was an impairment.  The Company recorded goodwill impairment charges of $3.0 million and other intangible assets impairment charges of $51 thousand.  Half of the goodwill impairment charges related to the 2004 acquisition of The Felton Bank and the other half of the goodwill charges and all of the other intangible assets impairment charges related to the 2007 acquisition of TSGIA, Inc.

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

See Note 7, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for a further discussion of fair value.

OVERVIEW

The Company reported a net loss for the third quarter of 2010 of $1.4 million, or diluted loss per common share of $(0.17), compared to net income of $2.0 million, or diluted earnings per common share of $0.23, for the third quarter of 2009.  For the second quarter of 2010, the Company reported net income of $445 thousand, or diluted earnings per common share of $0.05.   The net loss for the third quarter of 2010 included the previously-mentioned goodwill and other intangible assets impairment charges of $3.1 million.  The provision for credit losses for the third quarter of 2010 was $4.2 million, which was $2.5 million higher than the provision for the third quarter of 2009 and $724 thousand lower than the provision for the second quarter of 2010.  Annualized return on average assets was (0.49)% for the three months ended September 30, 2010, compared to 0.66% for the same period in 2009.  Annualized return on average stockholders’ equity was (4.43)% for the third quarter of 2010, compared to 6.03% for the third quarter of 2009.  For the second quarter of 2010, annualized return on average assets was 0.16% and return on average equity was 1.42%.

For the first nine months of 2010, the Company reported a net loss of $2.5 million, or diluted loss per common share of $(0.30), compared to net income available to common shareholders of $4.2 million, or diluted earnings per common share of $0.50, for the first nine months of 2009.  The year-to-date 2010 net loss included the $3.1 million impairment charges and $11.4 million more in the provision for credit losses when compared to year-to-date September 30, 2009.  Annualized return on average assets was (0.30)% for the nine  months ended September 30, 2010, compared to 0.50% for the same period in 2009.  Annualized return on average stockholders’ equity was (2.66)% for the first nine months of 2010, compared to 4.08% for the first nine months of 2009.

During the first nine months of 2009, net income available to common shareholders was negatively impacted by dividends and discount accretion associated with the January 9, 2009 sale and April 15, 2009 repurchase of preferred stock under the U.S. Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program.  There were no dividends and accretion during the third quarter of 2009 but $1.9 million in dividends and accretion during the first nine months of 2009.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended September 30, 2010 was $10.7 million, an increase of 2.5% when compared to the same period last year.  The increase in net interest income when compared to the third quarter of 2009 was primarily due to a decrease in the balances and rates paid on interest-bearing liabilities that more than offset the decline in the balances and yields on earning assets.  The net interest margin was 4.00% for the third quarter of 2010, an increase of 21 basis points when compared to the third quarter of 2009.  The net interest margin has benefited from the Company’s effort to reduce deposit pricing structures.  Net interest income was relatively unchanged from the second quarter of 2010.  The net interest margin for the third quarter of 2010 was slightly lower than the 4.03% for the second quarter of 2010.

Interest income was $13.8 million for the third quarter of 2010, a decrease of 7.2% from the third quarter of 2009. Average earning assets decreased 3.1% during the third quarter of 2010 when compared to the same period in 2009, while yields earned decreased 23 basis points to 5.18%.  Average loans decreased 1.7% and the yield earned on loans decreased 29 basis points.  Loans comprised 84.8% of total average earning assets for the third quarter of 2010, slightly higher than the 83.6% for the third quarter of 2009.  Other earning assets reflected a shift from federal funds sold to investment securities and interest-bearing deposits when comparing quarter-to-date September 30, 2010 and 2009 average balances.  Interest income decreased less than 1.0% when compared to the second quarter of 2010.  Average earning assets declined slightly during the third quarter of 2010 when compared to the second quarter of 2010, while yields earned decreased 8 basis points.

Interest expense was $3.2 million for the three months ended September 30, 2010, a decrease of 29.8% when compared to the same period last year. Average interest-bearing liabilities decreased 2.7%, while rates paid decreased 55 basis points to 1.42%.  More than half of the Company’s interest-bearing deposits are time deposits.  For the three months ended September 30, 2010, the average balance of certificates of deposit $100,000 or more decreased 5.8% when compared to the same period last year, while the average rate paid on these certificates of deposit decreased  91 basis points to 1.91%. Average other time deposits decreased 10.8% and the rate paid on average other time deposits decreased 83 basis points, when comparing the third quarter of 2010 to the third quarter of 2009.  When comparing the third quarter of 2010 to the second quarter of 2010, interest expense decreased 3.8% primarily due to rates paid decreasing 8 basis points.

Net interest income for the nine months ended September 30, 2010 was $31.8 million, an increase of 3.9% when compared to the same period last year.  An increase in the volume of average earning assets and a reduction in the cost of funds were sufficient to offset the decline in yields on earning assets.  The net interest margin increased from 3.90% for the first nine months of 2009 to 3.99% for the first nine months of 2010.

Interest income was $41.6 million for the first nine months of 2010, a decrease of 5.4% when compared to the first nine months of 2009. Average earning assets increased 1.4% during the nine months ended September 30, 2010 when compared to the same period in 2009, while yields earned decreased 38 basis points to 5.22%.  Average loans decreased slightly during the first nine months of 2010, while the yield earned on loans decreased 33 basis points when compared to the same period of 2009.  Loans comprised 84.8% and 86.2% of total average earning assets for the first nine months of 2010 and 2009, respectively.  As with the quarter-to-date average balances, other earning assets reflected a shift from federal funds sold to investment securities and interest-bearing deposits when comparing year-to-date September 30, 2010 and 2009 average balances.

Interest expense was $9.9 million for the nine months ended September 30, 2010, a decrease of 26.6% when compared to the same period last year.  Average interest-bearing liabilities increased 3.0%, while rates paid decreased 60 basis points to 1.50%.  During the second quarter of 2009, the Company began to participate in the Promontory Insured Network Deposits Program (“IND”).  The $51.0 million increase in average money market and savings deposits for the first three quarters of 2010 over the same period of 2009 included approximately $37.5 million from the IND program.  For the nine months ended September 30, 2010, the average balance of certificates of  deposit $100,000 or more increased 1.4% when compared to the same period last year, while the average rate paid decreased 105 basis points to 2.08%.  Average other time deposits decreased 8.8% and the rate paid on average other time deposits decreased 86 basis points when compared to the first nine months of 2009.  Expanded levels of FDIC insurance coverage contributed to the shift from other time deposits to certificates of deposit $100,000 or more.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$904,293	$13,125	5.76%	$920,241	$14,042	6.05%
Investment securities
Taxable	99,572	677	2.70	89,101	800	3.56
Tax-exempt	5,894	75	5.16	8,125	118	5.76
Federal funds sold	40,638	21	0.20	81,466	31	0.16
Interest-bearing deposits	15,666	6	0.15	1,605	4	0.77
Total earning assets	1,066,063	13,904	5.18%	1,100,538	14,995	5.41%
Cash and due from banks	21,865			20,042
Other assets	65,081			57,049
Allowance for credit losses	(13,966)			(11,042)
Total assets	$1,139,043			$1,166,587

Interest-bearing liabilities
Demand deposits	$132,023	80	0.24%	$125,233	82	0.26%
Money market and savings deposits	259,511	526	0.81	245,801	412	0.67
Certificates of deposit $100,000 or more	258,542	1,242	1.91	274,580	1,954	2.82
Other time deposits	212,098	1,269	2.37	237,757	1,920	3.20
Interest-bearing deposits	862,174	3,117	1.44	883,371	4,368	1.96
Short-term borrowings	16,092	17	0.38	18,373	19	0.42
Long-term debt	1,429	16	4.36	1,947	98	19.90
Total interest-bearing liabilities	879,695	3,150	1.42%	903,691	4,485	1.97%
Noninterest-bearing deposits	121,844			117,933
Other liabilities	12,196			16,554
Stockholders’ equity	125,308			128,409
Total liabilities and stockholders’ equity	$1,139,043			$1,166,587

Net interest spread		$10,754	3.76%		$10,510	3.44%
Net interest margin			4.00%			3.79%

Tax-equivalent adjustment
Loans		$42			$41
Investment securities		25			41
Total		$67			$82

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$907,965	$39,118	5.76%	$910,842	$41,497	6.09%
Investment securities
Taxable	102,100	2,405	3.15	79,797	2,324	3.89
Tax-exempt	6,369	250	5.26	8,443	371	5.87
Federal funds sold	41,709	47	0.15	53,227	61	0.15
Interest-bearing deposits	12,690	11	0.12	4,053	11	0.35
Total earning assets	1,070,833	41,831	5.22%	1,056,362	44,264	5.60%
Cash and due from banks	15,455			16,960
Other assets	66,942			52,700
Allowance for credit losses	(13,483)			(10,523)
Total assets	$1,139,747			$1,115,499

Interest-bearing liabilities
Demand deposits	$130,872	243	0.25%	$123,821	230	0.25%
Money market and savings deposits	258,628	1,421	0.73	207,588	937	0.60
Certificates of deposit $100,000 or more	256,470	3,986	2.08	252,978	5,920	3.13
Other time deposits	215,911	4,094	2.53	236,643	6,007	3.39
Interest-bearing deposits	861,881	9,744	1.51	821,030	13,094	2.13
Short-term borrowings	16,673	68	0.55	27,718	96	0.46
Long-term debt	1,429	47	4.40	5,925	247	5.57
Total interest-bearing liabilities	879,983	9,859	1.50%	854,673	13,437	2.10%
Noninterest-bearing deposits	119,087			110,663
Other liabilities	14,334			13,074
Stockholders’ equity	126,343			137,089
Total liabilities and stockholders’ equity	$1,139,747			$1,115,499

Net interest spread		$31,972	3.72%		$30,827	3.50%
Net interest margin			3.99%			3.90%

Tax-equivalent adjustment
Loans		$114			$125
Investment securities		85			130
Total		$199			$255

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2010 and 35.0% for 2009 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, for each loan category and yield calculations are stated to include all.

Noninterest Income
Noninterest income for the third quarter of 2010 decreased $76 thousand, or 1.6%, when compared to the third quarter of 2009.   The decline in noninterest income during the third quarter of 2010 when compared to the third quarter of 2009 was primarily due to decreases in mortgage broker fees and insurance agency commissions which were partially offset by a $224 thousand gain relating to the surrender of directors’ life insurance policies. The increase of $75 thousand, or 1.6%, when compared to the second quarter of 2010 was primarily due to the $224 thousand gain from the life insurance policies which was partially offset by decreases in mortgage broker fees and insurance agency commissions.

Noninterest income for the first nine months of 2010 decreased $1.3 million, or 8.6%, when compared to the first nine months of 2009.  The decrease in noninterest income was mainly due to a decline in mortgage broker fees and insurance agency commissions.

Noninterest Expense

Noninterest expense for the third quarter of 2010 increased $2.3 million, or 22.6%, when compared to the third quarter of 2009 mainly due to goodwill impairment charges of $3.0 million and other intangible assets impairment charges of $51 thousand.  The increase in noninterest expense was somewhat offset by lower expenses accrued for bonus and profit sharing plans.  Noninterest expense increased $2.9 million, or 30.4%, from the second quarter of 2010 primarily due to the goodwill and other intangible assets impairment charges.  The increase in noninterest expense was slightly offset by lower expenses related to other real estate owned activities.  Excluding the goodwill and other intangible assets impairment charges, total noninterest expense would have decreased 7.0% and 1.1% when compared to the third quarter of 2009 and the second quarter of 2010, respectively.

Noninterest expense for the first nine months of 2010 increased $1.8 million, or 5.7%, when compared to the first nine months of 2009.  The increase in noninterest expense was primarily due to the goodwill and other intangible assets impairment charges and higher expenses related to collection and other real estate owned activities.  The increase was partially offset by lower expenses accrued for bonus and profit sharing plans, lower insurance agency commissions expense and lower FDIC insurance premium expense.  Excluding the goodwill and other intangible assets impairment charges, total noninterest expense would have decreased 4.2% when compared to the first nine months of 2009.

Income Taxes
The Company’s effective tax rate was a 6.2% benefit for the three months ended September 30, 2010, compared to a 38.0% expense for the same period last year.  For the nine months ended September 30, 2010, the effective tax rate was a 28.1% benefit compared to a 38.2% expense for the same period last year.  The tax benefit rate for quarter-to-date and year-to-date September 30, 2010 reflected that $1.5 million of the goodwill impairment was not tax deductible.  Management believes that currently there are no additional changes in tax laws or to our tax structure that are likely to have a material impact on our future effective tax rate.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $906.5 million at September 30, 2010, a 1.1% decrease since December 31, 2009. Average loans were $904.3 million for the three months ended September 30, 2010, which was 1.7% lower than the comparable amount for the same period last year.  For the nine months ended September 30, 2010, average loans were $908.0 million, which was slightly lower than the comparable amount for the same period in 2009.  Loan growth slowed when compared to the prior year as the weakened economy created fewer loan opportunities to originate high-quality credits.  At the same time, we are experiencing slowing loan growth. Net loan charge-offs increased $2.6 million and $10.5 million for the third quarter and first nine months of 2010, respectively, when compared to the same periods last year.

Our loan portfolio has a concentration of commercial real estate loans.  Commercial real estate loans, excluding construction and land development loans, were approximately $323.4 million, or 35.7% of total loans, at September 30, 2010, compared to $315.9 million, or 34.5% of total loans, at December 31, 2009.  Construction and land development loans were $149.1 million, or 16.5% of total loans, at September 30, 2010, compared to $161.4 million, or 17.6% of total loans, at December 31, 2009.  We do not engage in foreign or subprime lending activities.

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

The provision for credit losses for the three months ended September 30, 2010 and 2009 was $4.2 million and $1.7 million, respectively. The provision for credit losses for the second quarter of 2010 was $4.9 million.  The provision for credit losses for the first nine months of 2010 and 2009 was $16.7 million and $5.3 million, respectively. The continued historically large level of provision expense was the result of the overall increase in nonperforming assets and loan charge-offs, and management’s assessment of the worsening in general economic conditions.  We continue to emphasize credit quality and believe that our underwriting guidelines are strong.  However, the prolonging or deepening of the current economic recession will likely cause us to continue to experience higher levels of provision expense, nonperforming assets and charge-offs. As problem loans are identified, management takes prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $4.3 million for the three months ended September 30, 2010, compared to $1.8 million for the same period last year and $4.4 million for the second quarter of 2010.  While the overall level of charge-offs for the third quarter of 2010 was consistent with the second quarter of 2010, there was a reduction in losses from residential real estate loans and an increase in losses related to construction loans.  The majority of losses on construction loans that occurred in the third quarter related to the two significant construction loan relationships discussed below in the nonperforming assets section.  The allowance for credit losses as a percentage of average loans increased to 1.45% for the third quarter of 2010, compared to 1.17% for the third quarter of 2009. The comparable ratio was 1.46% for the second quarter of 2010.

Net charge-offs were $14.5 million for the first nine months of 2010, compared to $3.9 million for the same period in 2009.  The allowance for credit losses as a percentage of average loans increased to 1.45% for the first nine months of 2010 from 1.18% for the same period last year. Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at September 30, 2010 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance balance – beginning of period	$13,289	$10,784	$10,876	$9,320
Charge-offs:
Real estate – construction	(1,931)	(148)	(6,121)	(363)
Real estate – residential	(1,305)	(811)	(4,821)	(1,762)
Real estate – commercial	(242)	(522)	(288)	(695)
Commercial	(1,060)	(250)	(3,448)	(977)
Consumer	(102)	(109)	(413)	(308)
Totals	(4,640)	(1,840)	(15,091)	(4,105)
Recoveries:
Real estate – construction	-	-	13	2
Real estate – residential	138	14	212	67
Real estate – commercial	6	1	108	1
Commercial	116	-	172	4
Consumer	51	62	136	116
Totals	311	77	641	190
Net charge-offs	(4,329)	(1,763)	(14,450)	(3,915)
Provision for credit losses	4,193	1,702	16,727	5,318
Allowance balance – end of period	$13,153	$10,723	$13,153	$10,723

Average loans outstanding during the period	$904,293	$920,241	$907,965	$910,842
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	1.90%	0.76%	2.13%	0.57%
Allowance for credit losses at period end as a percentage of average loans	1.45%	1.17%	1.45%	1.18%

Nonperforming Assets
Nonperforming assets were $38.3 million at September 30, 2010, compared to $18.9 million at December 31, 2009.  Nonperforming assets declined $614 thousand since June 30, 2010.  The increase in nonaccrual loans during the first nine months of 2010 was primarily in construction loans and related largely to two borrowing relationships. The Company has a $5.0 million participation with a regional bank that is matured.  Through December 31, 2009, the customer made all interest payments.  This loan migrated from 90 days past due to nonaccrual in the first quarter of 2010 and $745 thousand was subsequently charged off in the third quarter.  Also during the first quarter of 2010, a second significant construction loan relationship totaling approximately $14.0 million was put on nonaccrual and $3.4 million was charged off in the first quarter with an additional $717 thousand charged off in the third quarter.  Total nonperforming assets to total loans and other real estate and other assets owned increased to 4.22% at September 30, 2010, compared to 2.05% at December 31, 2009.  Loans past due 90 days and still accruing at September 30, 2010 decreased to $3.3 million from $7.4 million at December 31, 2009 mainly due to the previously-mentioned migration of the $5.0 million participation from 90 days past due to nonaccrual.

The following table summarizes our nonperforming and past due assets:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Nonperforming assets
Nonaccrual loans
Real estate – construction	$18,424	$7,163
Real estate – residential	11,318	4,246
Real estate – commercial	3,098	2,828
Commercial	3,851	2,028
Consumer	94	37
Total nonaccrual loans	36,785	16,302
Other real estate and other assets owned	1,517	2,572
Total nonperforming assets	38,302	18,874
Loans 90 days past due and still accruing
Real estate – construction	-	5,096
Real estate – residential	2,771	2,274
Real estate – commercial	312	-
Commercial	154	-
Consumer	76	55
Total loans 90 days past due and still accruing	3,313	7,425
Total nonperforming assets and past due loans	$41,615	$26,299

Nonperforming assets to total loans and other real estate and other assets owned	4.22%	2.05%
Nonperforming assets to total assets	3.38%	1.63%
Nonperforming assets and past due loans, to total loans and other real estate and other assets owned	4.58%	2.86%
Nonperforming assets and past due loans to total assets	3.67%	2.27%

Investment Securities
Investment securities totaled $104.1 million at September 30, 2010, a $2.5 million, or 2.3% decrease since December 31, 2009. The average balance of investment securities was $105.5 million for the three months ended September 30, 2010, compared to $97.2 million for the same period in 2009.  The tax equivalent yields on investment securities were 2.83% and 3.75% for the three months ended September 30, 2010 and 2009, respectively.  The average balance of investment securities was $108.5 million for the nine months ended September 30, 2010, compared to $88.2 million for the same period in 2009.  The tax equivalent yields on investment securities were 3.27% and 4.08% for the first nine months of 2010 and 2009, respectively. The increases in the 2010 investment securities average balances when compared to the 2009 average balances reflected the investment of excess deposits.

Deposits
Total deposits at September 30, 2010 were $982.4 million, an $8.5 million, or less than one percent, decrease when compared to the $990.9 million at December 31, 2009.  The decrease was primarily in other time deposits and interest-bearing demand deposits which was attributable to management’s effort to reduce deposit pricing structures.  Some of these deposits moved to money market and savings deposits which had the largest increase when compared to balances at the end of last year.

Short-Term Borrowings
Short-term borrowings at September 30, 2010 and December 31, 2009 were $17.8 million and $20.4 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the FHLB.  Short-term advances are defined as those with original maturities of one year or less.  The decline in short-term borrowings since December 31, 2009 was primarily due to the repayment of $3.4 million drawn on a $10.0 million line of credit with a commercial bank.

Long-Term Debt
At September 30, 2010 and December 31, 2009, the Company had $1.4 million in long-term debt.  This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary.  The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years.

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

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  Talbot Bank and CNB are also members of the FHLB of Atlanta and Felton Bank is a member of the FHLB of Pittsburgh, and these banks have pledged collateral sufficient to permit additional borrowings of up to approximately $29.2 million in the aggregate at September 30, 2010. Management is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $122.4 million at September 30, 2010, compared to $127.8 million at December 31, 2009. The net loss, unrealized losses on cash flow hedging activities and dividends paid all contributed to the decrease in stockholders’ equity since the end of 2009.  To increase capital, support the Company’s growth, and enhance capital ratios, management has reduced dividends in 2010.  The Company reduced the quarterly common stock dividend to $0.06 from $0.16 per share beginning with the dividend that was payable on February 26, 2010.

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

A comparison of the capital ratios of Shore Bancshares, Inc. (on a consolidated basis) as of September 30, 2010 and December 31, 2009 to the minimum regulatory requirements is presented below:

			Minimum
	September 30,	December 31,	Regulatory
	2010	2009	Requirements
Tier 1 risk-based capital ratio	11.73%	11.45%	4.00%
Total risk-based capital ratio	12.99%	12.59%	8.00%
Leverage ratio	9.46%	9.27%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2010 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of Shore Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  Management does not believe that any material changes in our risk factors have occurred since they were last disclosed .

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

SHORE BANCSHARES, INC.

Date: November 5, 2010	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
President/Chief Executive Officer

Date: November 5, 2010	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).