Form 10-K
period 2010-12-31
SHORE BANCSHARES INC
filed 2011-03-15
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

Commission File No. 0-22345

SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 East Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

(410) 763-7800
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $95,759,413.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,443,436 as of February 28, 2011.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2011 Annual Meeting of Stockholders.

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

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company’s primary business is acting as the parent company to several financial institution and insurance entities.  The Company engages in the banking business through CNB, a Maryland trust company with commercial banking powers, The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and, until January 1, 2011, The Felton Bank, a Delaware commercial bank  (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”).  On January 1, 2011, Felton Bank merged into CNB, with CNB as the surviving bank.  Until December 31, 2009, CNB did business as The Centreville National Bank of Maryland, a national banking association.  It was converted to a Maryland charter on that date.

The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation (collectively “TSGIA”); and two insurance premium finance companies, Mubell Finance, LLC, a Maryland limited liability company, and ESFS, Inc., a Maryland corporation (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”).

The Company engages in the mortgage brokerage business under the name “Wye Mortgage Group” through a minority series investment in an unrelated Delaware limited liability company.  The Company also has three inactive subsidiaries, Wye Financial Services, LLC, Shore Pension Services, LLC, and Wye Mortgage, LLC, all of which were organized under Maryland law.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures.

We operate in two business segments:  community banking and insurance products and services.  Financial information related to our operations in these segments for each of the two years ended December 31, 2010 is provided in Note 25 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this report.

Banking Products and Services

CNB commenced operations in 1876.  Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. (“Talbot Bancshares”).  Felton Bank was a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc.  The Banks operate 19 full service branches and 22 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware.  The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Banks are independent community banks and serve businesses and individuals in their respective market areas.  Services offered are essentially the same as those offered by larger regional institutions that compete with the Banks. Services provided to businesses include commercial checking, savings, certificates of deposit and overnight investment sweep accounts. The Banks offer all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition development, construction loans and letters of credit.  Merchant credit card clearing services are available as well as direct deposit of payroll, internet banking and telephone banking services.

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

The Banks provide residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction.  Additional collateral may be taken if loan to value ratios exceed 80%.  Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed.  These loans typically have maturities of six to 12 months and may have fixed or variable rate features.  Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans.  The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less at origination, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Banks originate fixed and variable rate residential mortgage loans.  As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy.  Underwriting standards recommend loan to value ratios not to exceed 80% at origination based on appraisals performed by approved appraisers. The Banks rely on title insurance to protect their lien priorities and protect the property securing the loans by requiring fire and casualty insurance.

Wye Mortgage Group brokers long-term fixed rate residential mortgage loans for sale on the secondary market for which it receives commissions upon settlement.  The Company adjusts the balance of its investment in Wye Mortgage Group by the Company’s share of Wye Mortgage Group’s undistributed income or loss.

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

Employees

At February 28, 2011, we employed 345 persons, of which 304 were employed on a full-time basis.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2010, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$180,815	35.07%
PNC Bank, NA	145,993	28.31
Chesapeake Bank and Trust Co.	66,443	12.89
Branch Banking & Trust	47,960	9.30
CNB	43,545	8.44
SunTrust Bank	30,886	5.99
Total	$515,642	100.00%

Source:  FDIC DataBook

		% of
Queen Anne’s County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$354,227	43.27%
CNB	200,455	24.49
Bank of America, NA	65,122	7.95
PNC Bank, NA	60,805	7.43
Bank Annapolis	45,593	5.57
M&T	43,498	5.31
Branch Banking & Trust	23,983	2.93
SunTrust Bank	8,828	1.08
Capital One Bank	8,596	1.05
Peoples Bank	7,527	0.92
Total	$818,634	100.00%

Source:  FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc	$151,782	38.32%
PNC Bank, NA	101,084	25.52
CNB	57,106	14.42
Branch Banking & Trust	30,788	7.77
M&T	23,997	6.06
Bank of America, NA	16,749	4.23
Easton Bank & Trust	11,722	2.96
The Queenstown Bank of Maryland	2,820	0.71
Total	$396,048	100.00%

Source:  FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$580,928	49.96%
PNC Bank, NA	131,775	11.33
Easton Bank & Trust	126,394	10.87
Bank of America, NA	92,389	7.95
Branch Banking & Trust	54,401	4.68
SunTrust Bank	44,925	3.86
The Queenstown Bank of Maryland	43,328	3.73
M&T	31,897	2.74
Provident State Bank, Inc	20,863	1.79
First Mariner Bank	18,589	1.60
Capital One Bank	17,258	1.48
Total	$1,162,747	100.00%

Source:  FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$197,275	32.30%
Bank of the Eastern Shore	187,630	30.72
Hebron Savings Bank	56,171	9.20
Branch Banking & Trust	44,004	7.21
Provident State Bank, Inc	39,729	6.51
Bank of America, NA	25,359	4.15
SunTrust Bank	21,994	3.60
M&T	21,000	3.44
The Talbot Bank of Easton, Maryland	17,532	2.87
Total	$610,694	100.00%

Source:  FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
Wilmington Trust	$548,818	31.64%
PNC Bank Delaware	252,719	14.57
First NB of Wyoming	238,823	13.77
RBS Citizens NA	186,751	10.77
Wells Fargo	157,370	9.07
Wilmington Savings Fund Society	111,444	6.42
The Felton Bank	73,984	4.27
Artisans Bank	59,881	3.45
TD Bank NA	43,395	2.50
County Bank	37,878	2.18
Midcoast Community Bank	19,298	1.11
Fort Sill National Bank	4,311	0.25
Total	$1,734,672	100.00%

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

CNB and Talbot Bank are Maryland commercial banks subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year).  Prior to its merger with CNB on January 1, 2011, Felton Bank was a Delaware commercial bank subject to the banking laws of Delaware and to regulation by the Delaware Office of the State Bank Commissioner, who was entitled by statute to make examinations of Felton Bank as and when deemed necessary or expedient.  The FDIC, which is also entitled to conduct regular examinations, is the primary federal regulator of CNB and Talbot Bank, and it was also the primary federal regulator of Felton Bank.  The deposits of the Banks are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations.  In addition to the foregoing, the Banks are subject to numerous state and federal statutes and regulations that affect the business of banking generally.

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Banks, may be subject to examination by the Banks’ regulators from time to time.  In addition, the Insurance Subsidiaries are each subject to licensing and regulation by the insurance authorities of the states in which they do business.  Retail sales of insurance products by the Insurance Subsidiaries to customers of the Banks are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB and the other federal banking agencies. Wye Mortgage Group is subject to supervision by the banking agencies of the states in which it does business.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance, initially until December 31, 2009.  The TAG program expired on December 31, 2010.  We elected to participate in both programs and paid additional FDIC premiums in 2010 and 2009 as a result.  See the section below entitled “Deposit Insurance”.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including the Company and the Banks.

On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions.  The coverage is automatic for all FDIC-insured institutions and does not include an opt out option.  The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

These new laws, regulations and regulatory actions will cause our regulatory expenses to increase.  Additionally, due in part to numerous bank failures throughout the country since 2008, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009.  Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred securities issuances from counting as Tier 1 capital.  These developments may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Certain provisions of the Dodd-Frank Act, including those relating to direct supervision by the Bureau of Consumer Financial Protection, will not apply to banking organizations with assets of less than $10 billion, such as the Company and the Banks.  Nevertheless, the other provisions of the Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and make any necessary changes to our product offerings and operations.

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

As of December 31, 2010, the Banks were each deemed to be “well capitalized.”  For more information regarding the capital condition of the Company, see Note 17 of Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Deposit Insurance

The deposits of the Banks are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Banks are required to pay quarterly deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”).  This law (i) required the then-existing $100,000 deposit insurance coverage to be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) increased the deposit insurance coverage for retirement accounts to $250,000 per participant, subject to adjustment for inflation.  Effective October 3, 2008, however, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date has since been extended to December 31, 2013.  The coverage for retirement accounts did not change and remains at $250,000.  On July 21, 2010, as part of the Dodd-Frank Act, the current standard maximum deposit insurance amount was permanently raised to $250,000.

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the Deposit Insurance Fund to an acceptable level.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011.  The prepayment will be accounted for as a prepaid expense to be amortized quarterly.  The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements.  The Banks’ three-year prepaid assessment was $5.4 million.  The Banks paid a total of $1.8 million in FDIC premiums during 2010.

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

AVAILABLE INFORMATION

The Company maintains an Internet site at www.shbi.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.  In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov.

Item 1A.  RISK FACTORS.

The following factors may impact our business, financial condition and results of operations and should be considered carefully in evaluating an investment in shares of common stock of the Company.

Risks Relating to Our Business

The Company’s future depends on the successful growth of its subsidiaries

The Company’s primary business activity for the foreseeable future will be to act as the holding company of CNB, Talbot Bank, and its other subsidiaries.  Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries.  In the future, part of the Company’s growth may come from buying other banks and buying or establishing other companies.  Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first.  A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse.  Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good.  The national and local economies have significantly weakened during the past three years in large part due to the widely-reported problems in the sub-prime mortgage loan market and the meltdown of the financial industry as a whole.  As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased.  These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire.  In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property.  There can be no guarantee as to when or whether economic conditions will improve.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets.  Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate.  Based on our concentration of commercial real estate and construction lending as of December 31, 2010, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.  Further, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating from concentrations in our commercial real estate portfolio.

Interest rates and other economic conditions will impact our results of operations

The national economy and the local economy have significantly weakened during the past three years, primarily as a result of the widely reported financial institution meltdown.  This weakening has caused real estate values to drop, decreased the demand for credit, and caused public anxiety regarding the health and future of the financial services industry as a whole.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of future changes.

The Banks may experience credit losses in excess of their allowances, which would adversely impact our financial condition and results of operations

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management of each of the Banks bases the allowance for credit losses upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for credit losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.  If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities, as a part of their examination process, require our bank subsidiaries to increase their respective allowance for credit losses, our earnings and capital could be significantly and adversely affected.  Moreover, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ nonperforming or performing loans.  Material additions to the allowance for credit losses of one of the Banks would result in a decrease in that Bank’s net income and capital and could have a material adverse effect on our financial condition.

The market value of our investments might decline

As of December 31, 2010, we had classified 94% of our investment securities as available-for-sale pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification Topic 320 (“ASC 320”)  relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.   The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

CNB and Talbot Bank are members of the FHLB of Atlanta.  Prior to its merger with CNB, Felton Bank was a member of the FHLB of Pittsburgh.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, our investments include stock issued by the FHLB of Atlanta and the FHLB of Pittsburgh.  These investments could be subject to future impairment charges and there can be no guaranty of future dividends.

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

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  The Company is subject to supervision by the FRB; and CNB and Talbot Bank are subject to supervision and periodic examination by the Maryland Commissioner and the FDIC.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services.  The Company and the Banks are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that those institutions are found by regulatory examiners to be undercapitalized.  It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.  Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

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

Our regulatory expenses will likely increase due to federal laws, rules and programs that have been enacted or adopted in response to the recent banking crisis and the current national recession

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry.  These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance. The TLGP was extended to December 31, 2010 and includes non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance.  The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits.  These actions will cause our regulatory expenses to increase.  Additionally, due in part to the failure of depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009.  Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

In addition, and as noted above, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Banks.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations.  Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.  The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.  Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau of Consumer Financial Protection, will not apply to banking organizations with less than $10 billion of assets, such as the Company and the Banks, the changes resulting from the legislation will impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the FRB announced the final rules amending Regulation E (“Reg E”) that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The impact of these new rules has the potential to reduce our non-interest income and this reduction could be material.

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

We may not be able to keep pace with developments in technology in which case we may become less competitive and lose customers

We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards.  Technology changes rapidly.  Our ability to compete successfully with other banks and non-bank entities may depend on whether we can exploit technological changes.  We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.  We converted to a new core data processing system during the second quarter of 2009.  Although management expects that this system will improve operating efficiencies, there can be no guaranty that it will do so or that software, hardware or other technical problems will not delay its effectiveness.

Risks Relating to the Company’s Securities

The Company’s shares of common stock and the Warrant are not insured

The shares of the Company’s common stock and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The Company’s ability to pay dividends is limited by applicable banking and corporate law

The Company’s stockholders are entitled to dividends on their shares of common stock if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose.  The Company’s current ability to pay dividends to stockholders is largely dependent upon its earnings in future periods and upon the receipt of dividends from the Banks.  FRB guidance requires a bank holding company, like the Company, to consult with the FRB before paying dividends if the Company’s earnings do not exceed the aggregate amount of the proposed dividend.  The FRB has the ability to prohibit a dividend in such a situation.  Both federal and state laws impose restrictions on the ability of the Banks to pay dividends.  Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”.  Maryland banking law provides that a state-chartered bank may pay dividends out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock.  If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings.  In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

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

The Talbot Bank of Easton, Maryland

Branches

Main Office 18 East Dover Street Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601	St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663

Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671

Trappe Branch 29349 Maple Avenue, Suite 1 Trappe, Maryland 21673

ATMs

Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

CNB

Branches

Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619

Chestertown Branch 305 High Street Chestertown, Maryland 21620	Denton Branch 850 South 5th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638

Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666	Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620

Felton Branch 120 West Main Street Felton, Delaware 19943 (formerly Felton Bank)	Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963 (formerly Felton Bank)	Camden Wal-Mart Supercenter 263 Wal-Mart Drive Camden, Delaware 19934 (formerly Felton Bank)

Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601

ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Avon-Dixon Agency, LLC

Headquarters 28969 Information Lane Easton, Maryland 21601	Easton Office 106 North Harrison Street Easton, Maryland 21601	Chestertown Office 899 Washington Avenue Chestertown, Maryland 21620

Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC 106 North Harrison Street Easton, Maryland 21601	Mubell Finance, LLC 106 North Harrison Street Easton, Maryland 21601	Wye Mortgage Group 17 East Dover Street, Suite 101 Easton, Maryland 21601

Jack Martin & Associates, Inc. 135 Old Solomon’s Island Road Annapolis, Maryland 21401	Tri-State General Insurance Agencies and ESFS, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels, Tilghman and Trappe branches.  CNB owns the real property on which all of its Maryland offices are located, except that it operates under a lease at the office of Wye Financial and Trust in Easton.  CNB leases the real property on which all of its Delaware offices (former offices of Felton Bank) are located. The Insurance Subsidiaries do not own any real property, but operate under leases.  For information about rent expense for all leased premises, see Note 5 to the Consolidated Financial Statements appearing in Item 8 of Part II of this report.

Item 3.	Legal Proceedings.

We are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the common stock of the Company are listed on the NASDAQ Global Select Market under the symbol “SHBI”.  As of February 28, 2011, the Company had approximately 1,648 holders of record.  The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2010 and 2009 are set forth in the table below.

	2010			2009
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$14.75	$10.21	$0.06	$24.43	$11.00	$0.16
Second Quarter	14.80	11.75	0.06	21.46	15.18	0.16
Third Quarter	12.10	9.20	0.06	20.72	16.64	0.16
Fourth Quarter	10.73	9.25	0.06	17.71	13.52	0.16
			$0.24			$0.64

On February 28, 2011, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $9.98 per share.

Stockholders received cash dividends totaling $2.0 million and $5.4 million in 2010 and 2009, respectively.  Dividends paid per share exceeded earnings per share in 2010.  The ratio of dividends paid per share to earnings per share was 100.00% in 2009. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company.  For more information regarding these limitations, see Item 1A of Part I of this report under the headings, “The Company’s ability to pay dividends is limited by applicable banking and corporate law”, which is incorporated herein by reference.

In an effort to preserve the Company’s capital, the quarterly common stock dividend was reduced to $0.06 from $0.16 per share, effective for the dividend payable February 26, 2010.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations:  1-800-368-5948
E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total shareholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2005 and reinvestment of dividends as of the end of the Company’s fiscal years.  Returns are shown on a total return basis.   The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Shore Bancshares, Inc.	100.00	145.85	108.85	122.31	76.74	56.96
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34
SNL Small Cap Bank	100.00	114.14	82.53	69.37	48.76	59.56

ISSUER REPURCHASES

On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months.  Shares may be repurchased in the open market or in privately negotiated transactions at such times and in such amounts per transaction as the President of the Company determines to be appropriate, subject to Board oversight.  The Company intends to use the repurchased shares to fund the Company’s employee benefit plans and for other general corporate purposes.  No shares were repurchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during 2010.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6.           Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2010, and is qualified in its entirety by the detailed statistical and other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this report and the financial statements and notes thereto appearing in Item 8 of Part II of this report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
RESULTS OF OPERATIONS:
Interest income	$55,461	$58,789	$61,474	$65,141	$57,971
Interest expense	12,822	17,411	21,555	24,105	19,074
Net interest income	42,639	41,378	39,919	41,036	38,897
Provision for credit losses	21,119	8,986	3,337	1,724	1,493
Net interest income after provision for credit losses	21,520	32,392	36,582	39,312	37,404
Noninterest income	18,041	19,541	20,350	14,679	12,839
Noninterest expense	41,720	40,248	38,370	32,539	28,535
(Loss) income before income taxes	(2,159)	11,685	18,562	21,452	21,708
Income tax (benefit) expense	(492)	4,412	7,092	8,002	8,154
Net (loss) income	(1,667)	7,273	11,470	13,450	13,554
Preferred stock dividends and discount accretion	-	1,876	-	-	-
Net (loss) income available to common shareholders	$(1,667)	$5,397	$11,470	$13,450	$13,554

PER COMMON SHARE DATA:
Net income – basic	$(0.20)	$0.64	$1.37	$1.61	$1.62
Net income – diluted	(0.20)	0.64	1.37	1.60	1.61
Dividends paid	0.24	0.64	0.64	0.64	0.59
Book value (at year end)	14.51	15.18	15.16	14.35	13.28
Tangible book value (at year end)1	12.32	12.64	12.55	11.68	11.67

FINANCIAL CONDITION (at year end):
Loans	$895,404	$916,557	$888,528	$776,350	$699,719
Assets	1,130,311	1,156,516	1,044,641	956,911	945,649
Deposits	979,516	990,937	845,371	765,895	774,182
Long-term debt	932	1,429	7,947	12,485	25,000
Stockholders’ equity	122,513	127,810	127,385	120,235	111,327

PERFORMANCE RATIOS (for the year):
Return on average total assets	(0.15)%	0.48%	1.13%	1.42%	1.52%
Return on average stockholders’ equity	(1.33)	4.00	9.22	11.79	12.66
Net interest margin	4.02	3.90	4.23	4.64	4.70
Efficiency ratio2	68.75	66.07	63.66	58.40	55.15
Dividend payout ratio	(120.00)	100.00	46.72	39.75	36.42
Average stockholders’ equity to average total assets	11.05	11.96	12.30	12.04	11.98

1Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
2Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income).  Lower ratios indicate improved productivity.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2010 to its financial condition at December 31, 2009 and the results of operations for the years ended December 31, 2010, 2009, and 2008.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this report.

PERFORMANCE OVERVIEW
The Company recorded a net loss of $1.7 million in 2010, compared to net income of $5.4 million and $11.5 million for 2009 and 2008, respectively.  The basic and diluted loss per common share for 2010 was $0.20, compared to basic and diluted earnings per common share of $0.64 for 2009 and $1.37 for 2008.

For 2010, the main contributors to the net loss were goodwill impairment charges and a higher provision for credit losses when compared to the prior two years.  During the third quarter of 2010, the Company recorded goodwill impairment charges of $3.0 million and other intangible assets impairment charges of $51 thousand.  The provision for credit losses for 2010, 2009 and 2008 was $21.1 million, $9.0 million and $3.3 million, respectively.  During 2010, the ongoing economic recession created more credit quality issues that resulted in higher loan charge offs and a higher provision for credit losses than in 2009 and 2008.

During 2009, net income available to common stockholders was negatively impacted by dividends and discount accretion associated with the sale and subsequent redemption of the Company’s Series A Preferred Stock issued to the Treasury under the TARP Capital Purchase Plan (the “CPP”).  The impact on 2009 earnings from the preferred stock activity was $1.9 million.

Return on average assets was (0.15)% for 2010, compared to 0.48% for 2009 and 1.13% for 2008.  Return on average stockholders’ equity for 2010 was (1.33)%, compared to 4.00% for 2009 and 9.22% for 2008.  Comparing the year ended December 31, 2010 to the year ended December 31, 2009, average assets increased slightly to $1.137 billion, average loans decreased slightly to $906.7 million, average deposits increased 3.2% to $980.3 million, and average stockholders’ equity decreased 7.0% to $125.6 million.  Comparing 2009 to 2008, average assets increased 11.7%, average loans increased 9.1%, average deposits increased 16.4%, and average stockholders’ equity increased 8.5%.

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

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.  Accordingly, the allowance for credit losses is considered to be a critical accounting policy, along with goodwill and other intangible assets and fair value, as discussed below.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  Goodwill and other intangible assets are required to be recorded at fair value.  Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment.  Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter, or on an interim basis if circumstances dictate.  Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.  Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill.  The Company’s reporting units were identified based on an analysis of each of its individual operating segments.  If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss.

The Company measures certain financial assets and liabilities at fair value, with the measurements made on a recurring or nonrecurring basis.  Significant financial instruments measured at fair value on a recurring basis are investment securities and interest rate caps.  Impaired loans and other real estate and other assets owned are significant financial instruments measured at fair value on a nonrecurring basis.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs, reducing subjectivity.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification became effective on July 1, 2009.  At that date, the codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the codification affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2010 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
During 2010 and 2009, the FRB made no changes to the fed funds rate, unlike in 2008 when the FRB reduced the fed funds rate by 400 basis points.  The New York Prime rate, the primary index used for variable rate loans, also remained unchanged during 2010 and 2009 but declined 400 basis points during 2008.  Reflecting the continuing lower interest rate environment, our overall yields earned and rates paid during 2010 decreased when compared to 2009 and 2008.

Net interest income remains the most significant component of our earnings.  It is the excess of interest and fees earned on total earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on interest-bearing liabilities (deposits and borrowings).  As shown in the table below, tax equivalent net interest income for 2010 was $42.9 million, a 2.9% increase over 2009.  The increase was primarily due to lower rates paid on interest-bearing liabilities offsetting the decline in yields on earning assets.  Tax equivalent net interest income for 2009 was $41.7 million, a 3.4% increase over 2008.  During 2009, the increase in the volume of earning assets and lower rates paid on interest-bearing liabilities were sufficient to offset the decline in yields on earning assets.

Our net interest margin (i.e., tax equivalent net interest income divided by average earning assets) represents the net yield on earning assets.  The net interest margin is managed through loan and deposit pricing and asset/liability strategies and in 2010, the net interest margin benefited from the Company’s effort to reduce deposit pricing structures.  The net interest margin was 4.02% for 2010, compared to 3.90% for 2009 and 4.23% for 2008. The increase in net interest income was enough to improve the net interest margin 12 basis points in 2010 when compared to 2009 which was not the case in 2009 because the net interest margin declined 33 basis points when compared to 2008.  The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.76% for 2010, 3.52% for 2009 and 3.68% for 2008.

The following table sets forth the major components of net interest income, on a tax equivalent basis, for the years ended December 31, 2010, 2009, and 2008.

	2010			2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning assets
Loans (2) (3)	$906,732	$52,118	5.75%	$913,631	$55,369	6.06%	$837,739	$57,041	6.81%
Investment securities:
Taxable	101,162	3,209	3.17	84,283	3,184	3.78	85,105	3,788	4.45
Tax-exempt	6,080	321	5.29	8,071	458	5.67	11,031	646	5.86
Federal funds sold	39,770	60	0.15	59,416	84	0.14	16,427	308	1.87
Interest-bearing deposits	14,520	18	0.12	3,200	11	0.35	3,666	92	2.51
Total earning assets	1,068,264	55,726	5.22%	1,068,601	59,106	5.53%	953,968	61,875	6.49%
Cash and due from banks	16,567			17,049			14,829
Other assets	65,774			54,016			50,275
Allowance for credit losses	(13,689)			(10,754)			(8,270)
Total assets	$1,136,916			$1,128,912			$1,010,802

Interest-bearing liabilities
Demand deposits	$130,297	315	0.24%	$124,758	315	0.25%	$113,002	437	0.39%
Money market and savings deposits	258,650	1,970	0.76	218,125	1,354	0.62	175,376	2,406	1.37
Certificates of deposit, $100,000 or more	256,393	5,128	2.00	258,879	7,670	2.96	193,678	7,955	4.11
Other time deposits	214,121	5,268	2.46	234,468	7,679	3.28	226,201	9,079	4.01
Interest-bearing deposits	859,461	12,681	1.48	836,230	17,018	2.04	708,257	19,877	2.81
Short-term borrowings	16,348	83	0.51	25,519	127	0.50	47,765	1,147	2.40
Long-term debt	1,304	58	4.41	4,792	266	5.55	11,598	531	4.58
Total interest-bearing liabilities	877,113	12,822	1.46%	866,541	17,411	2.01%	767,620	21,555	2.81%

Noninterest-bearing deposits	120,871			113,430			107,430
Other liabilities	13,346			13,963			11,388
Stockholders’ equity	125,586			134,978			124,364
Total liabilities and stockholders’ equity	$1,136,916			$1,128,912			$1,010,802

Net interest spread		$42,904	3.76%		$41,695	3.52%		$40,320	3.68%
Net interest margin			4.02%			3.90%			4.23%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2010; 34.2% for 2009 and 35% for 2008, exclusive of the alternative minimum tax rate and nondeductible interest expense.  The taxable equivalent adjustment amounts utilized in the above table to compute yields aggregated $265 thousand in 2010, $317 thousand in 2009, and $401 thousand in 2008.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, and yields are stated to include all.

On a tax equivalent basis, total interest income was $55.7 million for 2010, compared to $59.1 million for 2009 and $61.9 million for 2008.  The Company’s largest source of interest income is loans.  The tax equivalent yield on loans decreased to 5.75% for 2010, compared to 6.06% for 2009 and 6.81% for 2008.  The decrease of $6.9 million in average loans and the decrease of 31 basis points in the yield on loans was the primary reason for the decline in interest income in 2010.  Interest income in 2009 also declined when compared to 2008 because the $75.9 million increase in average loans during 2009 was not enough to offset the decrease of 75 basis points in the yield on loans for that year.  The changes in all other average earning assets included increases in taxable investment securities and interest-bearing deposits with other banks of $16.9 million and $11.3 million, respectively, when compared to 2009 and decreases in federal funds sold and tax-exempt investment securities of $19.6 million and $2.0 million, respectively, when compared to 2009.  For 2009, average federal funds sold increased while average investment securities and interest-bearing deposits with other banks decreased.  As a percentage of total average earning assets, loans, investment securities and federal funds sold were 84.9%, 10.0%  and 3.7%, respectively, for 2010, compared to 85.5%, 8.6% and 5.6%, respectively, for 2009 and 87.8%, 10.1% and 1.7%, respectively, for 2008.  The yields on all other earning assets in 2010 declined when compared to 2009 except for the yield on federal funds sold which increased one basis point.  The yields on all other earning assets decreased in 2009 when compared to yields in 2008.  When comparing 2010 to 2009, the overall decrease in yields on earning assets produced $3.4 million less in interest income, almost all of which was due to lower rates, as seen in the Rate/Volume Variance Analysis below.  In 2009, the overall decrease in yields on earning assets produced $2.8 million less in interest income, $7.7 million of which was due to lower rates net of $4.9 million due to increased volume.

Interest expense was $12.8 million for 2010, compared to $17.4 million for 2009 and $21.6 million for 2008. Although overall volume increased, lower rates paid for interest-bearing liabilities, primarily time deposits (certificates of deposit of $100,000 or more and other time deposits), was the main reason for the decrease in interest expense in 2010. A similar situation prevailed during 2009, with overall volumes increasing but rates decreasing enough to reduce interest expense.  The Company incurs the largest amount of interest expense from time deposits. The average rate paid for certificates of deposit of $100,000 or more decreased 96 basis points to 2.00% for 2010 from 2.96% for 2009 and decreased 115 basis points in 2009 from 4.11% for 2008. The rate paid for all other time deposits decreased 82 basis points to 2.46% for 2010, compared to 3.28% for 2009, and decreased 73 basis points in 2009 from 4.01% for 2008.   During 2010, the overall decrease in rates on interest-bearing liabilities produced $4.6 million less in interest expense, $4.8 million of which was due to lower rates net of $211 thousand due to increased volume, as shown in the table below.  In 2009, the overall decrease in rates on interest bearing liabilities produced $4.1 million less in interest expense, $6.5 million of which was due to lower rates net of $2.4 million due to increased volume.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest- bearing liabilities.

	2010 over (under) 2009			2009 over (under) 2008
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$(3,251)	$(2,768)	$(483)	$(1,672)	$(6,583)	$4,911
Taxable investment securities	25	(558)	583	(604)	(568)	(36)
Tax-exempt investment securities	(137)	(29)	(108)	(188)	(20)	(168)
Federal funds sold	(24)	6	(30)	(224)	(479)	255
Interest-bearing deposits	7	(11)	18	(81)	(71)	(10)
Total interest income	(3,380)	(3,360)	(20)	(2,769)	(7,721)	4,952

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	-	(13)	13	(122)	(164)	42
Money market and savings deposits	616	90	526	(1,052)	(1,627)	575
Time deposits	(4,953)	(4,834)	(119)	(1,685)	(4,278)	2,593
Short-term borrowings	(44)	3	(47)	(1,020)	(604)	(416)
Long-term debt	(208)	(46)	(162)	(265)	95	(360)
Total interest expense	(4,589)	(4,800)	211	(4,144)	(6,578)	2,434
Net interest income	$1,209	$1,440	$(231)	$1,375	$(1,143)	$2,518

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Noninterest Income
Noninterest income decreased $1.5 million, or 7.7%, in 2010, compared to a decrease of $809 thousand, or 4.0%, in 2009.  The decrease in noninterest income in 2010 when compared to 2009 was mainly due to a decline in insurance agency commissions of $1.0 million, a decline in mortgage broker fees of $666 thousand and a mark to market gain of $420 thousand on interest rate swaps in 2009.  The decline in insurance agency commissions reflected the continuing soft market in the insurance industry.  Mortgage broker fees declined because the Company terminated the operations of its mortgage subsidiary during 2010 and now conducts brokerage activities through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”.  During 2010, Wye Mortgage Group generated a $6 thousand loss which was reported in other noninterest income.  The decrease in noninterest income was partially offset by increases in trust and investment fee income and other noninterest income of $403 thousand and $417 thousand, respectively.  Other noninterest income included a $224 thousand gain relating to the surrender of directors’ life insurance policies.

A decline in insurance agency commissions of $959 thousand and net gains on asset sales of $524 thousand in 2008 accounted for most of the decrease in 2009 when compared to 2008.  This decrease was partially offset by an increase of $652 thousand in other noninterest income.  The net gains in 2008 included a $1.3 million gain on the sale of a bank branch, offset by a combined $386 thousand other than temporary impairment and subsequent loss on the sale of Freddie Mac Preferred Stock and a $337 thousand loss on the sale of the Company’s investment in Delmarva Bank Data Processing Center, Inc., an unconsolidated subsidiary.  The increase in other noninterest income in 2009 when compared to 2008 included a $420 thousand mark to market gain on interest rate swaps and a $273 thousand increase in revenue from the mortgage subsidiary.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2010/09		2009/08
(Dollars in thousands)	2010	2009	2008	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,257	$3,424	$3,600	$(167)	(4.9)%	$(176)	(4.9)%
Trust and investment fee income	1,503	1,100	951	403	36.6	149	15.7
Gains (losses) on sales of investment securities	-	49	(15)	(49)	(100.0)	64	426.7
Other than temporary impairment of securities	-	-	(371)	-	-	371	100.0
Insurance agency commissions income	10,113	11,131	12,090	(1,018)	(9.1)	(959)	(7.9)
Gains (losses) on disposals of premises and equipment	-	-	1,247	-	-	(1,247)	(100.0)
Loss on sale of investment in unconsolidated subsidiary	-	-	(337)	-	-	337	100.0
Other noninterest income:
Interest rate swaps	-	420	-	(420)	(100.0)	420	-
Mortgage broker fees	182	848	575	(666)	(78.5)	273	47.5
Other	2,986	2,569	2,610	417	16.2	(41)	(1.6)
Total	3,168	3,837	3,185	(669)	(17.4)	652	20.5
Total	$18,041	$19,541	$20,350	$(1,500)	(7.7)	$(809)	(4.0)

Noninterest Expense
Total noninterest expense increased $1.5 million, or 3.7%, in 2010, which was lower than the increase of $1.9 million, or 4.9%, in 2009.  A significant portion of the increase in 2010 was due to goodwill and other intangible assets impairment charges of $3.1 million when compared to 2009.  As a result of the annual assessment for goodwill and other intangible assets impairment, it was determined that goodwill at Felton Bank was impaired and goodwill and other intangible assets were impaired at TSGIA.  The Company recorded goodwill impairment charges of $1.5 million at Felton Bank and goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand at TSGIA.  Other noninterest expenses for 2010 increased $723 thousand when compared to 2009, over half of which included expenses related to collection and other real estate owned activities. Partially offsetting these increases in expense were a decrease in salaries and wages of $1.1 million and a decrease in employee benefits of $802 thousand reflecting lower expenses accrued for bonus and profit sharing plans which are a part of overall cost containment measures taken by the Company.  Insurance agency commissions expense and FDIC insurance premium expense decreased $344 thousand and $244 thousand, respectively.

A significant portion of the increase in 2009 was due to increased FDIC insurance premium expense of $1.7 million when compared to 2008.  The increase in FDIC insurance premiums was attributable to higher overall rates, a one-time special assessment of $513 thousand and growth in our deposits.  Other noninterest expenses for 2009 increased $490 thousand when compared to 2008, over half of which included expenses related to collection and other real estate owned activities.  Occupancy expense increased $145 thousand mainly due to one additional bank branch and usual annual rent increases.  Partially offsetting these increases in expense were lower insurance agency commissions expense of $335 thousand and lower employee benefits expense of $264 thousand.  Employee benefits declined from 2009 amounts primarily due to less expense accrued for the Company’s profit sharing plan contribution for 2009.

Amortization of intangible assets relates to Felton Bank and the Insurance Subsidiaries.  See Note 7 to the Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements.

We had 321 full-time equivalent employees at December 31, 2010, compared to 335 and 333 at December 31, 2009 and 2008, respectively.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2010/09		2009/08
(Dollars in thousands)	2010	2009	2008	Amount	Percent	Amount	Percent
Salaries and wages	$17,477	$18,488	$18,426	$(1,011)	(5.5)%	$62	0.3%
Employee benefits	3,829	4,631	4,895	(802)	(17.3)	(264)	(5.4)
Occupancy expense	2,328	2,324	2,179	4	0.2	145	6.7
Furniture and equipment expense	1,200	1,183	1,185	17	1.4	(2)	(0.2)
Data processing	2,607	2,463	2,323	144	5.8	140	6.0
Directors’ fees	412	478	558	(66)	(13.8)	(80)	(14.3)
Goodwill and other intangible assets impairment	3,051	-	-	3,051	-	-	-
Amortization of intangible assets	515	515	515	-	-	-	-
Insurance agency commissions expense	1,569	1,913	2,248	(344)	(18.0)	(335)	(14.9)
FDIC insurance premium expense	1,834	2,078	356	(244)	(11.7)	1,722	483.7
Other noninterest expense	6,898	6,175	5,685	723	11.7	490	8.6
Total	$41,720	$40,248	$38,370	$1,472	3.7	$1,878	4.9

Income Taxes
The Company reported an income tax benefit of $492 thousand for 2010, compared to an income tax expense of $4.4 million and $7.1 million for 2009 and 2008, respectively. The effective tax rate was a 22.8% benefit for 2010 and a 37.8% and 38.2% expense for 2009 and 2008, respectively.  The tax benefit rate for 2010 reflected that $1.5 million of the goodwill impairment charge was not tax deductible.  The effective tax rate decreased in 2009 mainly because the Company’s federal income tax rate was 34.2% compared to 35.0% for 2008.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, asset quality, capital resources, liquidity, market risk and interest sensitivity are all factors that affect our financial condition.

Assets
Total assets decreased 2.3% from $1.157 billion at December 31, 2009 to $1.130 billion at December 31, 2010.  Total assets increased 10.7% from the end of 2008 to the end of 2009.  Average total assets for the year ended December 31, 2010 were $1.137 billion, slightly higher than the $1.129 billion for 2009.  Average total assets increased 11.7% in 2009 over 2008.  The loan portfolio is the primary source of our income, and it represented 84.9%, 85.5% and 87.8% of average earning assets for 2010, 2009 and 2008, respectively.

Funding for loans is provided primarily by core deposits.  Additional funding is obtained through short-term and long-term borrowings.  Average total deposits increased 3.2% to $980.3 million at December 31, 2010, compared to a 16.4% increase for 2009.  Deposits provided funding for approximately 91.8%, 88.9% and 85.5% of average earning assets for 2010, 2009 and 2008, respectively.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2010	2009	2008	2007	2006
Loans	84.9%	85.5%	87.8%	81.6%	79.6%
Investment securities	10.0	8.6	10.1	14.1	14.8
Federal funds sold	3.7	5.6	1.7	2.4	3.4
Interest-bearing deposits with other banks	1.4	0.3	0.4	1.9	2.2
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest-Bearing Deposits With Other Banks and Federal Funds Sold
We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks.  These liquid investments are maintained at a level necessary to meet immediate liquidity needs.  Average interest-bearing deposits with other banks and federal funds sold decreased $8.3 million to $54.3 million for the year ended December 31, 2010, compared to an increase of $42.5 million in 2009.  The fluctuations in these accounts reflected that there was less excess cash in 2010 than in 2009.

Investment Securities
The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk.  Investment securities available for sale are stated at estimated fair value based on quoted market prices.  They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates.  Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity.  Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts.  We have the intent and current ability to hold such securities until maturity.  At December 31, 2010, 94% of the portfolio was classified as available for sale and 6% as held to maturity, compared to 92% and 8%, respectively, at December 31, 2009 and 88% and 12%, respectively, at December 31, 2008.  The percentage of securities designated as available for sale reflects the amount needed to support our anticipated growth and liquidity needs.  With the exception of municipal securities, our general practice is to classify all newly purchased securities as available for sale.

Investment securities available for sale increased $1.5 million, or 1.5%, in 2010, totaling $99.1 million at December 31, 2010, compared to $97.6 million at December 31, 2009.  In 2009, investment securities available for sale increased $21.7 million, or 28.6%.  The fluctuations in investment securities available for sale reflected that purchases were slightly more than maturities in 2010 but purchases were considerably more than maturities in 2009.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $6.7 million at December 31, 2010, compared to $8.9 million at December 31, 2009 and $10.3 million at December 31, 2008.  There were only maturities and no purchases of investment securities held to maturity during 2010 and more maturities than purchases in 2009.  We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2010.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$10,185	3.16%	$28,568	2.03%	$16,996	3.68%	$3,155	4.26%
Mortgage-backed securities	811	3.36	10,160	4.13	7,014	3.91	21,592	3.62
Total available for sale	$10,996	3.18	$38,728	2.57	$24,010	3.75	$24,747	3.70

Held to maturity:
Obligations of states and political subdivisions1	$1,163	5.12%	$3,840	5.12%	$1,219	4.80%	$505	5.38%

1Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.0%.

Loans
During 2010, loans declined when compared to the prior year as the ongoing economic recession created fewer loan opportunities and more loan charge offs.  Loans, net of unearned income, totaled $895.4 million at December 31, 2010, a decrease of $21.2 million, or 2.3%, from 2009.  Loans increased $28.0 million, or 3.2%, in 2009 when compared to 2008.  Most of our loans are secured by real estate.  Real estate loans are classified as construction, residential or commercial real estate loans.  Total real estate loans decreased $8.8 million, or 1.1%, from year-end 2009 to year-end 2010.  Construction loans decreased $17.5 million, or 10.8%, during the same period, offsetting the increases in residential and commercial real estate loans.  Commercial loans, which include financial and agricultural loans, decreased $8.8 million, or 9.6%, and consumer loans, a small percentage of the overall loan portfolio, decreased $3.6 million, or 18.0%, from the end of 2009 to the end of 2010.  At the end of 2009, real estate loans increased $31.5 million, or 4.1%, commercial loans remained relatively flat and consumer loans decreased $3.6 million or, 15.6%, when compared to the end of 2008.  At December 31, 2010, 54.1% of the loan portfolio had fixed interest rates and 45.9% had adjustable interest rates.  At December 31, 2010 and 2009, there were no loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate – construction	$143,952	$161,437	$179,847	$155,513	$158,943
Real estate – residential	333,738	327,873	289,510	256,195	222,687
Real estate – commercial	318,726	315,930	304,396	248,953	217,781
Commercial	82,787	91,783	91,644	92,258	80,186
Consumer	16,201	19,534	23,131	23,431	20,122
Total	$895,404	$916,557	$888,528	$776,350	$699,719

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2010.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Real estate – construction	$115,590	$23,984	$4,378	$143,952
Real estate – residential	140,272	79,217	114,249	333,738
Real estate – commercial	125,998	174,954	17,774	318,726
Commercial	45,862	26,355	10,570	82,787
Consumer	8,588	6,415	1,198	16,201
Total	$436,310	$310,925	$148,169	$895,404
Rate terms:
Fixed-interest rate loans	$201,408	$241,230	$42,062	$484,700
Adjustable-interest rate loans	234,902	69,695	106,107	410,704
Total	$436,310	$310,925	$148,169	$895,404

Deposits
We use core deposits primarily to fund loans and to purchase investment securities.  Average deposits increased $30.7 million, or 3.2%, in 2010, compared to a 16.4% increase in 2009.  The majority of the average deposit growth was in money market and savings deposits which increased $40.5 million, or 18.6%.  These deposits increased primarily from participation in the Promontory Insured Network Deposits Program (“IND”) during all of 2010.  The Company began participation in the IND program during the second quarter of 2009 and the program has a five-year term and a guaranteed minimum funding level of $70 million.  Average time deposits (certificates of deposit, $100,000 or more and other time deposits) decreased $22.7 million, or 4.6%, during 2010 mainly due to a reduction in rates to reflect current market conditions and the Company’s liquidity needs.  Average time deposits also declined because some of our largest customers are local government municipalities and their deposits have decreased due to reduced tax revenues.  Average interest-bearing demand deposits increased $5.5 million, or 4.4%, and noninterest-bearing deposits increased $7.4 million, or 6.6%, during 2010 when compared to 2009.

The majority of average deposit growth during 2009 was from time deposits which increased $73.5 million, or 17.5%, when compared to 2008.  Large municipal deposits, expanded levels of FDIC insurance coverage and customers seeking investments with less risk contributed to the increase.  Average money market and savings deposits increased $42.7 million, or 24.4%, primarily because the Company began to participate in the IND program.  Average interest-bearing demand deposits increased $11.8 million, or 10.4%, and noninterest-bearing deposits increased $6.0 million, or 5.6%, when compared to 2008.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2010		2009		2008
Noninterest-bearing demand	$120,871	12.3%	$113,430	11.9%	$107,430	13.2%
Interest-bearing deposits
Demand	130,297	13.3	124,758	13.1	113,002	13.9
Money market and savings	258,650	26.4	218,125	23.0	175,376	21.5
Certificates of deposit, $100,000 or more	256,393	26.2	258,879	27.3	193,678	23.7
Other time deposits	214,121	21.8	234,468	24.7	226,201	27.7
Total	$980,332	100.0%	$949,660	100.0%	$815,687	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2010, with most maturing in over three through twelve months.

(Dollars in thousands)
Three months or less	$67,896
Over three through 12 months	117,323
Over 12 months	78,446
Total	$263,665

Short-Term Borrowings
Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB.  Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors.  We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs.  At December 31, 2010, short-term borrowings included only repurchase agreements.  At December 31, 2009, short-term borrowings included repurchase agreements and other short-term borrowings which consisted of $3.4 million drawn on a $10.0 million line of credit with a commercial bank.  The Company obtained this line of credit during the fourth quarter of 2009 and the outstanding balance at the end of 2009 was repaid in February of 2010.

The average balance of short-term borrowings decreased $9.2 million, or 35.9%, in 2010, whereas the balance decreased $22.2 million, or 46.6%, in 2009.  The need for short-term borrowings was reduced due to increases in average deposits and fewer funding requirements for loans during 2010 than in 2009.  The decrease in average short-term borrowings in 2009 reflected less dependence on short-term borrowings for funding growth than was required in 2008 mainly due to larger increases in average deposits.

The following table sets forth our position with respect to short-term borrowings.

	2010		2009		2008
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$16,348	0.51%	$25,519	0.50%	$47,765	2.40%
Outstanding at year end	16,041	0.35	20,404	0.82	52,969	0.49
Maximum outstanding at any month end	18,447	-	46,270	-	73,094	-

Long-Term Debt
We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where deposit growth is not sufficient.  Average long-term debt declined $3.5 million during 2010 and $6.8 million during 2009 because deposit growth was sufficient to meet funding needs.  All long-term debt at the end of 2010 and 2009 was related to the acquisition of TSGIA.  Acquisition-related debt was $932 thousand and $1.4 million at year-end 2010 and 2009, respectively.

Capital Management
Total stockholders’ equity for the Company was $122.5 million at December 31, 2010, 4.1% lower than in the previous year.  Stockholders’ equity at December 31, 2009 increased slightly over December 31, 2008.  The decrease in stockholders’ equity in 2010 was due primarily to the $1.7 million loss and $2.0 million in dividends paid on shares of the common stock of the Company. The increase in stockholders’ equity in 2009 was due primarily to earnings of $7.3 million reduced by a common stock dividend of $5.4 million.   In addition, during 2009 stockholders’ equity increased $1.5 million due to the Warrant issued to the Treasury under the CPP but decreased $1.8 million as a result of dividends paid on the Company’s Series A Preferred Stock issued under the CPP.

In 2010, the Company reduced the quarterly common stock dividend to $0.06 from $0.16 per share.  The reduction in dividends was intended primarily to mitigate declines in stockholders’ equity and capital ratios.  Even though stockholders’ equity decreased at the end of 2010 when compared to 2009, the Company and the Banks continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies, as seen in the table below.  At year-end 2010, the Company remained well in excess of regulatory requirements for well capitalized institutions.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  At December 31, 2010, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $970 thousand, compared to net unrealized holding gains, net of tax, of $728 thousand at December 31, 2009 and net unrealized holding gains, net of tax, of $1.4 million at December 31, 2008.  There were $2.8 million, $568 thousand and $0 in net unrealized holding losses on cash flow hedging activities at the end of 2010, 2009 and 2008, respectively.  See Note 20 to the Consolidated Financial Statements for further information on hedging activities.

The following table compares the Company’s capital ratios as of December 31 to the minimum regulatory requirements.

				Minimum Regulatory
(Dollars in thousands)	2010	2009	2008	Requirements
Tier 1 capital	$105,808	$106,391	$104,117
Tier 2 capital	11,249	10,537	9,755
Total risk-based capital	117,057	116,928	113,872
Net risk-weighted assets	895,581	928,933	894,024
Adjusted average total assets	1,109,999	1,148,077	1,013,815
Risk-based capital ratios:
Tier 1	11.81%	11.45%	11.65%	4.0%
Total capital	13.07	12.59	12.74	8.0
Tier 1 leverage ratio	9.53	9.27	10.27	4.0

See Note 17 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

Provision for Credit Losses and Risk Management
Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.  The Company’s Board of Directors demands accountability of management, keeping the interests of shareholders in focus.  Through the Banks’ Asset/Liability Management Committees and the Company’s Audit Committee, the Board actively reviews critical risk positions, including credit, market, liquidity and operational risk.  The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed.  Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function.  The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

Credit risk is mitigated through loan portfolio diversification, limiting exposure to any single industry or customer, collateral protection and standard lending policies and underwriting criteria.  The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio.  Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans (loans on nonaccrual or delinquent 90 days or more and troubled debt restructurings) and charge-offs and describes the methodologies used to develop the allowance for credit losses, including the specific, formula and nonspecific components (also discussed below).  Management believes the policies governing nonperforming loans and charge-offs are consistent with regulatory standards.  The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

The allowance is increased by provisions for credit losses charged to expense and recoveries of loans previously charged-off.  It is decreased by loans charged-off in the current period.  Loans, or portions thereof, are charged off when considered uncollectible.  Provisions for credit losses are made to bring the allowance for credit losses within the range of balances that are considered appropriate based upon the allowance methodology and to reflect losses within the loan portfolio as of the balance sheet date.

The adequacy of the allowance for credit losses is determined based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as loan delinquency trends, nonaccrual loans and current market conditions.  Management believes the allowance is adequate; however, future changes in the composition of the loan portfolio and financial condition of borrowers may result in additions to the allowance.  Examination of the portfolio and allowance by various regulatory agencies and consultants engaged by the Company may result in the need for additional provisions based upon information available at the time of the examination.  Each of the Banks maintains a separate allowance for credit losses, which is only available to absorb losses from their respective loan portfolios.  The allowance set by each of the Banks is subject to regulatory examination and determination as to its adequacy.

The allowance for credit losses is comprised of three parts: the specific allowance, the formula allowance and the nonspecific allowance.  The specific allowance is established against impaired loans until charge offs are made.  The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate.  The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.  The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

The specific allowance is used to individually allocate an allowance to loans identified as impaired.  An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral.  If it is determined that there is a loss associated with an impaired loan, a specific allowance is established until a charge off is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans that are identified as special mention, substandard and doubtful are adversely rated.  These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.  Loans that are favorably rated are grouped by type (commercial real estate and construction, residential real estate, commercial or consumer).  Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category.

The nonspecific allowance is used to estimate the loss on loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements.

The economic recession began to materially impact our performance in the second half of 2009 and throughout 2010.  Because most of our loans are secured by real estate, our credit quality issues grew as property values and real estate sales declined in our market.  These credit quality issues have resulted in higher provisions for credit losses, loan charge-offs and nonperforming assets.

At December 31, 2010, the allowance for credit losses was $14.2 million, or 1.57% of average outstanding loans and 39% of total nonaccrual loans.  This compares to an allowance of $10.9 million, or 1.19% of average outstanding loans and 67% of nonaccrual loans, at December 31, 2009, and an allowance of $9.3 million, or 1.11% of average outstanding loans and 115% of nonaccrual loans, at December 31, 2008.  The ratio of net charge-offs to average loans was 1.96% in 2010, 0.81% in 2009 and 0.19% in 2008.

The allowance for credit losses as a percentage of nonaccrual loans has declined in each of the last three years as a result of the increased volume of nonaccrual loans.  The majority of the Company’s nonaccrual loans are real estate secured and at the time the loan is determined to be impaired the uncollectible portion is charged-off.  At December 31, 2010, nonaccrual loans were reduced by partial charge-offs totaling $8.3 million, or 18.6%, of the unpaid principal balance.

The provision for credit losses was $21.1 million for 2010, compared to $9.0 million and $3.3 million for 2009 and 2008, respectively.  Net loan charge-offs totaled $17.8 million in 2010, $7.4 million in 2009 and $1.6 million in 2008.  Construction loans had the largest amount of charge offs in 2010.  These losses primarily related to two significant construction loan relationships described below in the discussion relating to nonaccrual loans.  As management identifies problem loans, losses are quantified and minimized, and loan workouts are pursued concluding in either mutually acceptable resolutions or disposal of the problem loans.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2010	2009	2008	2007	2006

Balance, beginning of year	$10,876	$9,320	$7,551	$6,300	$5,236

Loans charged off
Real estate – construction	(7,910)	(674)	(536)	-	-
Real estate – residential	(5,818)	(2,621)	(316)	(137)	-
Real estate – commercial	(492)	(1,695)	(238)	-	(2)
Commercial	(3,710)	(2,304)	(447)	(276)	(539)
Consumer	(589)	(417)	(276)	(301)	(137)
Total	(18,519)	(7,711)	(1,813)	(714)	(678)
Recoveries
Real estate – construction	14	2	-	-	-
Real estate – residential	215	70	19	-	-
Real estate – commercial	108	6	-	-	46
Commercial	214	66	136	165	123
Consumer	200	137	90	76	80
Total	751	281	245	241	249

Net loans charged off	(17,768)	(7,430)	(1,568)	(473)	(429)
Provision for credit losses	21,119	8,986	3,337	1,724	1,493
Balance, end of year	$14,227	$10,876	$9,320	$7,551	$6,300

Average loans outstanding	$906,732	$913,631	$837,739	$728,766	$664,244

Percentage of net charge-offs to average loans outstanding during the year	1.96%	0.81%	0.19%	0.06%	0.06%
Percentage of allowance for credit losses at year end to average loans	1.57%	1.19%	1.11%	1.04%	0.95%

During 2010, there was no change in the methods or assumptions affecting the allowance methodology.  The amount of the provision is determined based on management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations.  Historically, we have experienced the majority of our losses in the commercial loan portfolio, which are typically not secured by real estate.  However, beginning in 2008, the Company experienced significantly higher losses on real estate secured loans due to declining real estate values and the economic recession.

As seen in the table below, the unallocated portion of the allowance for credit losses was a fairly small percent of the total allowance with $343 thousand at December 31, 2010, $124 thousand at December 31, 2009 and $216 thousand at December 31, 2008.  As stated previously, most of our loans are secured by real estate with the portfolio comprised of 16.1% construction, 37.3% residential real estate and 35.6% commercial real estate at December 31, 2010.  That compares to 17.6%, 35.8% and 34.5%, respectively, at December 31, 2009 and 20.2%, 32.6% and 34.3%, respectively, at December 31, 2008.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate - construction	$3,327	16.1%	$2,630	17.6%	$2,749	20.2%	$1,398	20.0%	$1,229	22.7%
Real estate - residential	4,833	37.3	1,528	35.8	644	32.6	538	33.0	467	31.8
Real estate - commercial	3,665	35.6	3,947	34.5	3,357	34.3	3,537	32.1	2,808	31.1
Commercial	1,422	9.2	2,132	10.0	2,073	10.3	1,826	11.9	1,525	11.5
Consumer	637	1.8	515	2.1	281	2.6	252	3.0	271	2.9
Unallocated	343	-	124	-	216	-	-	-	-	-
Total	$14,227	100.0%	$10,876	100.0%	$9,320	100.0%	$7,551	100.0%	$6,300	100.0%

Nonaccrual loans and loans 90 days past due and still accruing at December 31, 2010, 2009 and 2008 were primarily real estate loans.  Total nonaccrual loans increased to 4.05% of total loans at December 31, 2010, compared to 1.78% at December 31, 2009 and 0.91% at December 31, 2008.  The increase in nonaccrual loans during 2010 was primarily in real estate loans, specifically in construction loans that related largely to two borrowing relationships.  The Company has a $5.0 million participation with a regional bank that is matured.  Through December 31, 2009, the customer made all interest payments.  During 2010, this loan migrated from 90 days past due to nonaccrual and $745 thousand was subsequently charged off.  Also during 2010, a second significant construction loan relationship totaling approximately $14.0 million was put on nonaccrual and $6.4 million was subsequently charged off.  Loans 90 days past due and still accruing were $4.7 million, $7.4 million and $1.4 million at year-end 2010, 2009 and 2008, respectively.  At the end of 2010, nonaccrual loans and loans 90 days past due and still accruing included troubled debt restructurings of $3.1 million and $194 thousand, respectively.  Management believes nonaccrual loans and loans 90 days past due and still accruing have been adequately provided for in the allowance for credit losses.

The following table summarizes our nonperforming and past due assets as of December 31.

(Dollars in thousands)	2010	2009	2008	2007	2006
Nonperforming assets
Nonaccrual loans
Real estate – construction	$17,261	$7,163	$5,277	$1,668	$-
Real estate – residential	9,969	4,246	1,015	876	158
Real estate – commercial	5,133	2,828	1,682	877	5,819
Commercial	3,845	2,028	137	114	1,673
Consumer	30	37	4	5	8
Total nonaccrual loans	36,238	16,302	8,115	3,540	7,658
Other real estate and other assets owned	3,702	2,572	148	176	398
Total nonperforming assets	39,940	18,874	8,263	3,716	8,056

Loans 90 days past due and still accruing
Real estate – construction	-	5,096	64	637	-
Real estate – residential	3,454	2,274	583	473	352
Real estate – commercial	986	-	726	137	256
Commercial	174	-	3	337	18
Consumer	88	55	5	22	15
Total loans 90 days past due	4,702	7,425	1,381	1,606	641

Total nonperforming assets and past due loans	$44,642	$26,299	$9,644	$5,322	$8,697

Nonaccrual loans to total loans at period end	4.05%	1.78%	0.91%	0.46%	1.09%
Nonperforming assets to total loans and other real estate and other assets owned	4.44%	2.05%	0.93%	0.48%	1.15%
Nonperforming assets to total assets	3.53%	1.63%	0.79%	0.39%	0.85%
Nonperforming assets and past due loans, to total loans and other real estate and other assets owned	4.97%	2.86%	1.09%	0.69%	1.24%
Nonperforming assets and past due loans to total assets	3.95%	2.27%	0.92%	0.56%	0.92%

Market Risk Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing.  Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities.  Our profitability is largely dependent on the Banks’ net interest income.  Interest rate risk can significantly affect net interest income to the degree that interest-bearing liabilities mature or reprice at different intervals than interest-earning assets.  The Banks’ Asset/Liability Management Committees oversee the management of interest rate risk.  The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations.  These efforts affect our loan pricing and deposit rate policies as well as asset mix, volume guidelines, and liquidity and capital planning.

During 2009, the Company began using derivative instruments to hedge its exposure to changes in interest rates.  The Company does not use derivatives for any trading or other speculative purposes. See Note 20 to the Consolidated Financial Statements for further information on hedging activities.

Because we are not exposed to market risk from trading activities and do not utilize off-balance sheet management strategies, the Asset/Liability Management Committees of the Banks rely on “gap” analysis as its primary tool in managing interest rate risk.  Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals.  The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”.  “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice.  As of December 31, 2010, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $37.0 million, or 3.3% of total assets.  The negative gap position within the one-year interval at December 31, 2009 totaled $150.8 million, or 13.0% of total assets.  The $113.8 million decrease in the one-year negative gap for 2010 when compared to 2009 was primarily due to fewer time deposits in the one-year interval gap at the end of 2010 than at the end of 2009.  The negative gap position within the one-year interval at December 31, 2008, totaled $101.3 million, or 9.7% of total assets.

The following table summarizes our interest sensitivity at December 31, 2010.  Loans, federal funds sold, time deposits and short-term borrowings are classified based on contractual maturities if fixed rate or earliest repricing date if variable rate.  Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2010	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$426,288	$129,594	$189,507	$101,368	$48,647	$(14,227)	$881,177
Investment securities	25,808	18,889	15,181	13,446	31,884	574	105,782
Federal funds sold	36,691	-	-	-	-	-	36,691
Interest-bearing deposits with other banks	21,593	-	-	-	-	-	21,593
Other assets	-	-	-	-	-	85,068	85,068
Total assets	510,380	148,483	204,688	114,814	80,531	71,415	1,130,311

LIABILITIES
Noninterest-bearing demand deposits	-	-	-	-	-	124,188	124,188
Interest-bearing demand deposits	128,426	-	-	-	-	-	128,426
Money market and savings deposits	255,515	-	-	-	-	-	255,515
Certificates of deposit, $100,000 or more	67,896	117,323	43,380	35,066	-	-	263,665
Other time deposits	30,457	79,685	66,252	31,317	11	-	207,722
Short-term borrowings	16,041	-	-	-	-	-	16,041
Long-term debt	-	477	455	-	-	-	932
Other liabilities	-	-	-	-	-	11,309	11,309
STOCKHOLDERS’ EQUITY	-	-	-	-	-	122,513	122,513
Total Liabilities and Stockholders’ Equity	498,335	197,485	110,087	66,383	11	258,010	1,130,311
Excess (deficit)	$12,045	$(49,002)	$94,601	$48,431	$80,520	$(186,595)	$-
Cumulative excess (deficit)	$12,045	$(36,957)	$57,644	$106,075	$186,595	$-	$-
Cumulative excess (deficit) as percent of total assets	1.1%	(3.3)%	5.1%	9.4%	16.5%	-%	-%

In addition to gap analysis, the Banks utilize simulation models to quantify the effect a hypothetical immediate plus or minus 300 basis point change in rates would have on their net interest income and the fair value of capital.  The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest-earning assets and interest-bearing liabilities may differ from the assumptions used in the model.  The chart below provides the sensitivity profiles for net interest income and the fair value of capital as of year-end 2010 and 2009.  As of December 31, 2010 and 2009, due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates are not meaningful.

	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
2010
% Change in Net Interest Income	N/A	(3.95)%	0.88%	1.10%	3.21%	7.89%
% Change in Value of Capital	N/A	8.39%	3.87%	4.38%	7.40%	9.34%

2009
% Change in Net Interest Income	N/A	(12.81)%	(1.35)%	2.69%	4.98%	7.31%
% Change in Value of Capital	N/A	3.34%	0.19%	3.25%	6.26%	8.33%

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

Liquidity Management
Liquidity describes our ability to meet financial obligations that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets.  We have arrangements with correspondent banks whereby we have $24.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash.  The Banks are also members of the Federal Home Loan Bank, which provides another source of liquidity.  At December 31, 2010, the Banks had credit availability of approximately $29.1 million from the Federal Home Loan Bank.  During 2009, through a commercial bank the Company obtained a $10.0 million line of credit which expired in November of 2010.

At December 31, 2010, our loan to deposit ratio was approximately 91.4%, a more liquid position than the 92.5% and 105% at year-end 2009 and 2008, respectively.  During 2009, we began participating in the IND program which increased liquidity. Investment securities available for sale totaling $99.1 million at the end of 2010 were available for the management of liquidity and interest rate risk.  The comparable amounts were $97.6 million and $75.9 million at December 31, 2009 and 2008, respectively.  Cash and cash equivalents were $78.0 million at December 31, 2010, compared to $75.6 million at year-end 2009 and $27.3 million at year-end 2008.  Overall, the Company’s liquidity position at the end of 2010 was similar to that at the end of 2009, with both years ending in a more liquid position than at the end of 2008.  Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments.
The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Long-term debt	$477	$455	$-	$-	$932
Operating leases	717	1,019	578	1,634	3,948
Purchase obligations	1,732	3,410	3,139	7,682	15,963
Total	$2,926	$4,884	$3,717	$9,316	$20,843

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.  Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 15, 2011

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton, CPA
Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2010 and 2009, and the consolidated statements of (loss) income, changes in stockholders’ equity, comprehensive (loss) income and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Baltimore, Maryland
March 15, 2011

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$19,680	$14,411
Interest-bearing deposits with other banks	21,593	598
Federal funds sold	36,691	60,637
Investment securities:
Available for sale, at fair value	99,055	97,595
Held to maturity, at amortized cost –fair value of $6,851 (2010) and $9,012 (2009)	6,727	8,940

Loans	895,404	916,557
Less: allowance for credit losses	(14,227)	(10,876)
Loans, net	881,177	905,681

Premises and equipment, net	14,483	14,307
Goodwill	13,678	15,954
Other intangible assets, net	4,840	5,406
Other real estate and other assets owned, net	3,702	2,572
Other assets	28,685	30,415

Total assets	$1,130,311	$1,156,516

LIABILITIES
Deposits:
Noninterest-bearing demand	$124,188	$122,492
Interest-bearing demand	128,426	133,946
Money market and savings	255,515	249,793
Certificates of deposit, $100,000 or more	263,665	262,663
Other time	207,722	222,043
Total deposits	979,516	990,937

Short-term borrowings	16,041	20,404
Accrued expenses and other liabilities	11,309	15,936
Long-term debt	932	1,429

Total liabilities	1,007,798	1,028,706

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–8,443,436 (2010) and 8,418,963 (2009)	84	84
Warrant	1,543	1,543
Additional paid in capital	30,242	29,872
Retained earnings	92,458	96,151
Accumulated other comprehensive (loss) income	(1,814)	160

Total stockholders’ equity	122,513	127,810

Total liabilities and stockholders’ equity	$1,130,311	$1,156,516

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
For the Years Ended December 31,

(Dollars in thousands, except per share data)	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$51,962	$55,209	$56,866
Interest and dividends on investment securities:
Taxable	3,209	3,184	3,788
Tax-exempt	212	301	420
Interest on federal funds sold	60	84	308
Interest on deposits with other banks	18	11	92
Total interest income	55,461	58,789	61,474

INTEREST EXPENSE
Interest on deposits	12,681	17,018	19,877
Interest on short-term borrowings	83	127	1,147
Interest on long-term debt	58	266	531
Total interest expense	12,822	17,411	21,555

NET INTEREST INCOME	42,639	41,378	39,919

Provision for credit losses	21,119	8,986	3,337

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,520	32,392	36,582

NONINTEREST INCOME
Service charges on deposit accounts	3,257	3,424	3,600
Trust and investment fee income	1,503	1,100	951
Gains (losses) on sales of investment securities	-	49	(15)
Other than temporary impairment of securities	-	-	(371)
Insurance agency commissions income	10,113	11,131	12,090
Gains on disposals of premises and equipment	-	-	1,247
Loss on sale of investment in unconsolidated subsidiary	-	-	(337)
Other noninterest income	3,168	3,837	3,185
Total noninterest income	18,041	19,541	20,350

NONINTEREST EXPENSE
Salaries and wages	17,477	18,488	18,426
Employee benefits	3,829	4,631	4,895
Occupancy expense	2,328	2,324	2,179
Furniture and equipment expense	1,200	1,183	1,185
Data processing	2,607	2,463	2,323
Directors’ fees	412	478	558
Goodwill and other intangible assets impairment	3,051	-	-
Amortization of intangible assets	515	515	515
Insurance agency commissions expense	1,569	1,913	2,248
FDIC insurance premium expense	1,834	2,078	356
Other noninterest expenses	6,898	6,175	5,685
Total noninterest expense	41,720	40,248	38,370

(LOSS) INCOME BEFORE INCOME TAXES	(2,159)	11,685	18,562
Income tax (benefit) expense	(492)	4,412	7,092

NET (LOSS) INCOME	(1,667)	7,273	11,470
Preferred stock dividends and discount accretion	-	1,876	-
Net (loss) income available to common shareholders	$(1,667)	$5,397	$11,470

Basic (loss) earnings per common share	$(0.20)	$0.64	$1.37
Diluted (loss) earnings per common share	$(0.20)	$0.64	$1.37
Cash dividends paid per common share	$0.24	$0.64	$0.64

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009, and 2008

(Dollars in thousands, except per share data)	Preferred Stock	Common Stock	Warrant	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2007	$-	$84	$-	$29,539	$90,365	$247	$120,235
Adjustment to initially apply EITF Issue 06-4	-	-	-	-	(318)	-	(318)
Comprehensive income:
Net income	-	-	-	-	11,470	-	11,470
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	1,146	1,146
Total comprehensive income							12,616

Shares issued for employee stock-based awards	-	-	-	138	-	-	138
Stock-based compensation expense	-	-	-	91	-	-	91
Cash dividends paid ($0.64 per share)	-	-	-	-	(5,377)	-	(5,377)

Balances, December 31, 2008	-	84	-	29,768	96,140	1,393	127,385
Comprehensive income:
Net income	-	-	-	-	7,273	-	7,273
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	(665)	(665)
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(568)	(568)
Total comprehensive income							6,040

Warrant issued	-	-	1,543	-	-	-	1,543
Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000
Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)
Discount accretion	68	-	-	-	(68)	-	-
Redemption of preferred stock	(23,525)	-	-	-	-	-	(23,525)
Shares issued for employee stock-based awards	-	-	-	2	-	-	2
Stock-based compensation expense	-	-	-	102	-	-	102
Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)
Cash dividends paid ($0.64 per share)	-	-	-	-	(5,386)	-	(5,386)

Balances, December 31, 2009	-	84	1,543	29,872	96,151	160	127,810
Comprehensive loss:
Net loss	-	-	-	-	(1,667)	-	(1,667)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	242	242
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(2,216)	(2,216)
Total comprehensive loss							(3,641)

Stock-based compensation expense	-	-	-	370	-	-	370
Cash dividends paid ($0.24 per share)	-	-	-	-	(2,026)	-	(2,026)

Balances, December 31, 2010	$-	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ending December 31,

(Dollars in thousands)	2010	2009	2008
Net (loss) income	$(1,667)	$7,273	$11,470

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	406	(1,061)	1,525
Tax effect	(164)	425	(609)
Reclassification of (gains) losses recognized in net income	-	(49)	386
Tax effect	-	20	(156)
Net of tax amount	242	(665)	1,146

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(3,717)	(952)	-
Tax effect	1,501	384	-
Net of tax amount	(2,216)	(568)	-
Total other comprehensive (loss) income	(1,974)	(1,233)	1,146
Comprehensive (loss) income	$(3,641)	$6,040	$12,616

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,667)	$7,273	$11,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	21,119	8,986	3,337
Goodwill and other intangibles impairment	3,051	-	-
Depreciation and amortization	2,405	1,880	1,784
Discount accretion on debt securities	(128)	(226)	(199)
Stock-based compensation expense	390	102	91
Excess tax benefits from stock-based arrangements	(20)	(5)	(4)
Deferred income taxes	(2,905)	(928)	(498)
(Gains) losses on sales of securities	-	(49)	15
Other than temporary impairment of securities	-	-	371
Gains on disposals of premises and equipment	-	-	(1,247)
Loss on sale of investment in unconsolidated subsidiary	-	-	337
Losses on sales of other real estate owned	78	26	50
Write-downs of other real estate owned	657	159	-
Gains on interest rate swaps	-	(420)	-
Net changes in:
Insurance premiums receivable	242	365	(265)
Accrued interest receivable	(256)	(198)	402
Prepaid FDIC premium expense	(1,376)	(5,425)	(10)
Other assets	3,650	(1,481)	(1,673)
Accrued interest payable	(921)	(569)	(443)
Other liabilities	(972)	689	491

Net cash provided by operating activities	23,347	10,179	14,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	47,945	53,668	82,063
Proceeds from sales of securities available for sale	-	2,048	2
Purchases of securities available for sale	(49,626)	(78,376)	(62,551)
Proceeds from maturities and principal payments of securities held to maturity	2,195	3,934	3,666
Purchases of securities held to maturity	-	(2,623)	(1,026)
Net decrease (increase) in loans	264	(38,190)	(114,033)
Purchases of premises and equipment	(1,292)	(1,553)	(331)
Proceeds from sales of premises and equipment	-	-	2,773
Proceeds from sales of other real estate owned	1,255	122	264
Purchases of interest rate caps	-	(6,475)	-
Investment in unconsolidated subsidiary	(25)	-	-
Proceeds from sale of investment in unconsolidated subsidiary	-	-	600

Net cash provided (used) by investing activities	716	(67,445)	(88,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	1,898	127,319	(10,688)
Net (decrease) increase in certificates of deposit	(13,320)	18,247	90,163
Excess tax benefits from stock-based arrangements	20	5	4
Net (decrease) increase in short-term borrowings	(4,363)	(32,565)	5,276
Proceeds from issuance of long-term debt	-	-	3,000
Repayment of long-term debt	(497)	(6,518)	(7,538)
Net (payment) receipt of counterparty collateral – interest rate caps	(3,457)	4,847	-
Proceeds from issuance of preferred stock and warrant	-	25,000	-
Redemption of preferred stock	-	(23,525)	-
Proceeds from issuance of common stock	-	2	138
Preferred stock dividends paid	-	(1,808)	-
Common stock dividends paid	(2,026)	(5,386)	(5,377)
Net cash (used) provided by financing activities	(21,745)	105,618	74,978

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,

(Dollars in thousands)	2010	2009	2008
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,318	48,352	414

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	75,646	27,294	26,880

CASH AND CASH EQUIVALENTS AT END OF YEAR	$77,964	$75,646	$27,294

Supplemental cash flow information:

Interest paid	$13,743	$17,980	$21,998

Income taxes paid	$1,193	$4,975	$9,704

Transfers from loans to other real estate owned	$3,140	$2,731	$286

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009, and 2008

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

Nature of Operations
The Company engages in the banking business through CNB, a Maryland trust company with commercial banking powers, and The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”).  Through December 31, 2010, the Company also engaged in the banking business through The Felton Bank, a Delaware commercial bank (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”), which was merged into CNB on January 1, 2011.  The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula.  The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation (collectively, “TSGIA”); and two insurance premium finance companies, Mubell Finance, LLC, a Maryland limited liability company, and ESFS, Inc., a Maryland corporation (all of the foregoing insurance entities are collectively referred to as the “Insurance Subsidiaries”).  The Company engages in the mortgage brokerage business under the name “Wye Mortgage Group” through a minority series investment in an unrelated Delaware limited liability company.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Loans are considered impaired when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms.  The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding.  Impaired loans do not include groups of smaller balance homogeneous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the allowance for credit losses.

A loan is considered a troubled debt restructuring if a concession is granted due to deterioration in the borrower’s financial condition.  Troubled debt restructurings may include modifications of original loan terms, receipts of assets in partial or full satisfaction of loans or a combination thereof.  The Company does not participate in any specific government or Company sponsored loan modification programs.  All restructured loan agreements are contracts negotiated with individual borrowers.

Allowance for Credit Losses
The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data.  Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of homogeneous loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.  Loans, or portions thereof, that are considered uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.  Evaluations are conducted at least quarterly and more often if deemed necessary.

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

The allowance for credit losses is comprised of three parts: the specific allowance, the formula allowance and the nonspecific allowance.  The specific allowance is established against impaired loans until charge offs are made.  The formula allowance, described below, is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate.  The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.  The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans that are identified as special mention, substandard and doubtful are adversely rated.  A special mention loan has potential weaknesses that could result in a future loss to the Company if the weaknesses are realized.  A substandard loan has certain deficiencies that could result in a future loss to the Company if these deficiencies are not corrected.  A doubtful loan has enough risk that there is a high probability that the Company will sustain a loss.   These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.  Loans that are favorably rated are grouped by type (commercial real estate and construction, residential real estate, commercial or consumer).  Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets.  Useful lives range from three to ten years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and ten to forty years for buildings and building improvements.  Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease.  Sale-leaseback transactions are considered normal leasebacks and any realized gains are deferred and amortized to other income on a straight-line basis over the initial lease term.  Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

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

During the third quarter of 2010, as part of the Company’s annual impairment testing process, goodwill and other intangible assets were tested for impairment and it was determined that there was an impairment.  The Company recorded goodwill impairment charges of $3.0 million and other intangible assets impairment charges of $51 thousand.  Half of the goodwill impairment charges related to the 2004 acquisition of The Felton Bank and the other half of the goodwill charges and all of the other intangible assets impairment charges related to the 2007 acquisition of TSGIA.

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

Short-Term Borrowings
Short-term borrowings are comprised primarily of repurchase agreements.  The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day.  The underlying securities sold are U.S.  Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return.  The Company accounts for income taxes using the liability method in accordance with required accounting guidance.  Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences.  These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities.  Deferred taxes result from such temporary differences.

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

Basic and Diluted Earnings Per Common Share
Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of stock-based awards.  There is no dilutive effect on the loss per share during loss periods.  See Note 16 for further information.

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

Statement of Cash Flows
Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes.

Stock-Based Compensation
Accounting guidance for stock-based compensation requires that expense relating to such transactions be recognized as compensation cost in the income statement.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant date fair value.  See Note 13, “Stock-Based Compensation”, in the Notes to Consolidated Financial Statements for a further discussion.

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

See Note 19, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for a further discussion of fair value.

Advertising Costs
Advertising costs are generally expensed as incurred.  The Company incurred advertising costs of approximately $347 thousand, $383 thousand and $513 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NOTE 2.  CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks.  Such balances for the Company’s bank subsidiaries averaged approximately $1.9 million and $1.5 million during 2010 and 2009, respectively.

NOTE 3.  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2010:
Obligations of U.S. Government agencies and corporations	$58,052	$921	$69	$58,904
Mortgage-backed securities	38,817	933	173	39,577
Equity securities	566	8	-	574
Total	$97,435	$1,862	$242	$99,055

December 31, 2009:
Obligations of U.S. Treasury	$2,998	$-	$-	$2,998
Obligations of U.S. Government agencies and corporations	57,258	879	397	57,740
Mortgage-backed securities	35,579	818	90	36,307
Equity securities	546	4	-	550
Total	$96,381	$1,701	$487	$97,595

Held-to-maturity securities:
December 31, 2010:
Obligations of states and political subdivisions	$6,727	$143	$19	$6,851

December 31, 2009:
Obligations of states and political subdivisions	$8,940	$163	$91	$9,012

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2010, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t agencies and corporations	$8,747	$42	$3,268	$27	$12,015	$69
Mortgage-backed securities	13,406	173	-	-	13,406	173
Total	$22,153	$215	$3,268	$27	$25,421	$242

The available-for-sale securities have a fair value of approximately $99.1 million, of which approximately $25.4 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.25%) when compared to total amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2010 are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$996	$15	$206	$4	$1,202	$19

The held-to-maturity securities have a fair value of approximately $6.9 million, of which approximately $1.2 million have unrealized losses when compared to their amortized cost.  All of the securities with the unrealized losses in the held-to-maturity portfolio are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.28%) when compared to total amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio to be temporary.

The amortized cost and estimated fair values of investment securities by maturity date at December 31, 2010 are as follows:

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,839	$10,996	$1,163	$1,164
Due after one year through five years	38,069	38,728	3,840	3,964
Due after five years through ten years	23,569	24,010	1,219	1,228
Due after ten years	24,392	24,747	505	495
	96,869	98,481	6,727	6,851
Equity securities	566	574	-	-
Total	$97,435	$99,055	$6,727	$6,851

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

	December 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$63,097	$64,651	$64,856	$66,024

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2010 or 2009.

Proceeds from sales of investment securities were $0, $2.0 million, and $2 thousand for the years ended December 31, 2010, 2009, and 2008, respectively.  Gross gains from sales of investment securities were $0, $49 thousand, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively.  There were no gross losses for the years ended December 31, 2010 or 2009.  Gross losses were $15 thousand for the year ended December 31, 2008.  The investment securities losses in 2008 resulted from the sale of 10,000 shares of Freddie Mac preferred stock.  The Company also incurred a $371 thousand other than temporary impairment loss on these securities during 2008.

NOTE 4.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, consumer and commercial loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware.  The principal categories of the loan portfolio at December 31 are summarized as follows:

(Dollars in thousands)	2010	2009
Real estate – construction	$143,952	$161,437
Real estate – residential	333,738	327,873
Real estate – commercial	318,726	315,930
Commercial	82,787	91,566
Consumer	16,201	19,751
Total loans	895,404	916,557
Allowance for credit losses	(14,227)	(10,876)
Total loans, net	$881,177	$905,681

Loans are net of unearned income of $38 thousand at year-end 2010 and $221 thousand at year-end 2009.

In the normal course of banking business, loans are made to officers and directors and their affiliated interests.  These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility.  As of December 31, 2010, and 2009, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $20.0 million and $19.2 million, respectively.  During 2010 and 2009, loan additions were approximately $2.1 million and $11.7 million, respectively, and loan repayments were approximately $1.3 million and $2.0 million, respectively.

Activity in the allowance for credit losses is summarized as follows:

(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$10,876	$9,320	$7,551

Loans charged off
Real estate – construction	(7,910)	(674)	(536)
Real estate – residential	(5,818)	(2,621)	(316)
Real estate – commercial	(492)	(1,695)	(238)
Commercial	(3,710)	(2,304)	(447)
Consumer	(589)	(417)	(276)
Total	(18,519)	(7,711)	(1,813)
Recoveries
Real estate – construction	14	2	-
Real estate – residential	215	70	19
Real estate – commercial	108	6	-
Commercial	214	66	136
Consumer	200	137	90
Total	751	281	245
Net loans charged off	(17,768)	(7,430)	(1,568)
Provision for credit losses	21,119	8,986	3,337

Balance, end of year	$14,227	$10,876	$9,320

Information with respect to impaired loans and the related valuation allowance as of December 31 is as follows:

(Dollars in thousands)	2010	2009	2008
Impaired loans with a valuation allowance	$837	$2,028	$2,550
Impaired loans with no valuation allowance	35,401	14,274	5,565

Total impaired loans	$36,238	$16,302	$8,115

Allowance for credit losses applicable to impaired loans	$203	$468	$341
Allowance for credit losses applicable to other than impaired loans	14,024	10,408	8,979

Total allowance for credit losses	$14,227	$10,876	$9,320

Average recorded investment in impaired loans	$35,242	$12,646	$5,477

Loans are evaluated on a case by case basis for impairment.  Once the amount of impairment has been determined the uncollectible portion is charged off.  In some cases a specific allocation within the allowance is made until such time a charge off is made.  At December 31, 2010, impaired loans had been reduced by partial charge-offs totaling $8.3 million, or 18.6%, of the unpaid principal balance.  In addition, $203 thousand in specific reserves were established against $837 thousand of impaired loans.

Gross interest income of $2.1 million, $859 thousand and $476 thousand would have been recorded in 2010, 2009 and 2008, respectively, if impaired loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $0, $4 thousand and $193 thousand for 2010, 2009 and 2008, respectively.

The following table provides information on impaired loans by loan category as of December 31, 2010.

(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment
2010
With no related allowance recorded:
Real estate – construction	$17,261	$22,643	$-	$17,784
Real estate – residential	9,132	11,038	-	8,368
Real estate – commercial	5,133	5,558	-	3,827
Commercial	3,845	4,305	-	2,793
Consumer	30	30	-	56
Total	35,401	43,574	-	32,828

With a related allowance recorded:
Real estate – construction	-	-	-	1,596
Real estate – residential	837	945	203	420
Real estate – commercial	-	-	-	-
Commercial	-	-	-	398
Consumer	-	-	-	-
Total	837	945	203	2,414

Total:
Real estate – construction	17,261	22,643	-	19,380
Real estate – residential	9,969	11,983	203	8,788
Real estate – commercial	5,133	5,558	-	3,827
Commercial	3,845	4,305	-	3,191
Consumer	30	30	-	56
Total	$36,238	$44,519	$203	$35,242

The following table provides details on the allowance for credit losses by loan category for 2010.  The table also includes impairment information relating to the allowance for credit losses and loans as of December 31, 2010.  There were no loans acquired with deteriorated credit quality.

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Unallocated	Total
2010
Allowance for credit losses:
Beginning balance	$2,630	$1,528	$3,947	$2,132	$515	$124	$10,876
Charge-offs	(7,910)	(5,818)	(492)	(3,710)	(589)	-	(18,519)
Recoveries	14	215	108	214	200	-	751
Provision	8,593	8,908	102	2,786	511	219	21,119
Ending balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Ending balance: individually evaluated for impairment	$-	$203	$-	$-	$-	$-	$203

Ending balance: collectively evaluated for impairment	$3,327	$4,630	$3,665	$1,422	$637	$343	$14,024

Loans:
Ending balance	$143,952	$333,738	$318,726	$82,787	$16,201	$-	$895,404

Ending balance: individually evaluated for impairment	$17,261	$9,969	$5,133	$3,845	$30	$-	$36,238

Ending balance: collectively evaluated for impairment	$126,691	$323,769	$313,593	$78,942	$16,171	$-	$859,166

The following table provides information on loan risk ratings as of December 31, 2010.

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Total
Pass/Performing	$83,344	$283,895	$260,040	$73,502	$16,043	$716,824
Special mention	23,090	23,847	17,821	2,249	-	67,007
Substandard	20,257	13,752	35,732	3,088	128	72,957
Doubtful	-	2,275	-	103	-	2,378
Nonaccrual	17,261	9,969	5,133	3,845	30	36,238
Total	$143,952	$333,738	$318,726	$82,787	$16,201	$895,404

The following table provides information on the aging of the loan portfolio as of December 31, 2010.

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total	90 days or more past due and accruing
Real estate – construction	$1,691	$108	$17,261	$19,060	$124,892	$143,952	$-
Real estate – residential	4,046	1,355	13,423	18,824	314,914	333,738	3,454
Real estate – commercial	3,393	2,717	6,119	12,229	306,497	318,726	986
Commercial	470	465	4,019	4,954	77,833	82,787	174
Consumer	486	25	118	629	15,572	16,201	88
Total	$10,086	$4,670	$40,940	$55,696	$839,708	$895,404	$4,702

NOTE 5.  PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(Dollars in thousands)	2010	2009
Land	$4,902	$4,337
Buildings and land improvements	12,290	12,081
Furniture and equipment	8,322	7,823
	25,514	24,241
Accumulated depreciation	(11,031)	(9,934)
Total	$14,483	$14,307

Depreciation expense totaled $1.1 million for each of the three years in the period ended December 31, 2010.  The increase in premises and equipment was primarily from the purchases associated with the relocation of a bank branch.

On April 17, 2008, the Company entered into a sale-leaseback agreement with Milford Plaza Enterprises, LLC (“Purchaser”).  Under the agreement, the Company terminated its ground lease with the Purchaser and conveyed to the Purchaser title to the Company’s improvements to the property, generally consisting of the Company’s branch banking facility in Milford, Delaware.  The Company received $1.3 million for this sale and an immaterial loss was recorded on the transaction.  The Company has leased back the facility for an initial period of 12 years.  Monthly rental expense under the agreement is approximately $12 thousand.

The Company leases facilities under operating leases.  Rental expense for the years ended December 31, 2010, 2009, and 2008 was $770 thousand, $774 thousand and $607 thousand, respectively.  Rental expense decreased slightly in 2010 when compared to 2009 while rental expense increased in 2009 when compared to 2008 mainly due to one additional lease on a new bank branch and annual rent increases.  Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2011	$717
2012	601
2013	418
2014	333
2015	245
Thereafter	1,634
Total minimum lease payments	$3,948

NOTE 6.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 2010, the Company terminated the operations of its mortgage brokerage subsidiary and now conducts brokerage activities through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”.  This investment is carried at cost, adjusted for the Company’s 49.0% equity ownership in Wye Mortgage Group’s undistributed income or loss.  At December 31, 2010, the balance was $19 thousand, reflecting an initial investment of $25 thousand, net of a $6 thousand loss for 2010.

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $13.7 million at December 31, 2010 and $16.0 million at December 31, 2009.  Under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”, goodwill was subjected to an annual assessment for impairment during the third quarter of 2010.  As a result of the annual assessment, it was determined that goodwill at Felton Bank, one of the banks in our Community Banking segment, was impaired and the Company recorded goodwill impairment charges of $1.5 million.  As of December 31, 2010, the Community Banking segment had $2.6 million in goodwill compared to $4.1 million at the end of 2009.

During the testing for goodwill and other intangible assets impairment in the third quarter of 2010, it was determined that goodwill and other intangible assets at TSGIA, a wholesale insurance agency in our Insurance Products and Services segment, were impaired.  The Company recorded goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand.  During the fourth quarter of 2010, goodwill increased $724 thousand for our Insurance Products and Services segment.  The increase reflected a contingent payment to be made to Jack Martin & Associates, Inc., one of our retail insurance producer firms, for meeting performance criteria outlined in its acquisition agreement.  As of December 31, 2010, the Insurance Products and Services segment had $11.1 million in goodwill compared to $11.9 million at the end of 2009.

The Company will continue to review goodwill and other intangible assets on an annual basis for impairment and as events occur or circumstances change.

The significant components of goodwill and acquired intangible assets are as follows:

	December 31, 2010					December 31, 2009
(Dollars in thousands)	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Goodwill	$17,345	$(3,000)	$(667)	$13,678	-	$16,621	$(667)	$15,954	-

Other intangible assets
Amortizable other intangible assets
Employment agreements	$1,730	$-	$(810)	$920	3.7	$1,730	$(561)	$1,169	4.7
Insurance expirations	1,270	-	(725)	545	6.4	1,270	(640)	630	7.5
Core deposits	968	-	(817)	151	1.3	968	(696)	272	2.3
Customer relationships	960	(6)	(195)	759	12.6	960	(135)	825	13.7
	4,928	(6)	(2,547)	2,375		4,928	(2,032)	2,896
Unamortizable other intangible assets
Carrier relationships	1,300	(45)	-	1,255	-	1,300	-	1,300	-
Trade name	1,210	-	-	1,210	-	1,210	-	1,210	-
	2,510	(45)	-	2,465		2,510	-	2,510
Total other intangible assets	$7,438	$(51)	$(2,547)	$4,840		$7,438	$(2,032)	$5,406

The current period and estimated future amortization expense for amortizable other intangible assets is as follows:

		Amortization
(Dollars in thousands)		Expense
Year ended December 31, 2010		$515

Estimate for years ended December 31,	2011	515
	2012	402
	2013	306
	2014	306
	2015	265

NOTE 8.  OTHER ASSETS AND LIABILITIES

The Company had the following other assets at December 31.

(Dollars in thousands)	2010	2009
Nonmarketable investment securities	$2,949	$3,149
Insurance premiums receivable	741	983
Accrued interest receivable	5,060	4,804
Deferred income taxes (1)	7,578	3,337
Interest rate caps (2)	2,022	6,168
Prepaid FDIC premium expense	4,073	5,449
Other assets	6,262	6,525
Total	$28,685	$30,415

The Company had the following other liabilities at December 31.

(Dollars in thousands)	2010	2009
Accrued interest payable	$860	$1,781
Counterparty collateral - interest rate caps (2)	1,390	4,847
Other liabilities	9,059	9,308
Total	$11,309	$15,936

(1)  See Note 15 for further discussion.
(2)  See Note 20 for further discussion.

NOTE 9.  DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more at December 31, 2010 and 2009 was $263.7 million and $262.7 million, respectively.

The approximate maturities of total time deposits at December 31 are as follows:

(Dollars in thousands)	2010	2009
Due in one year or less	$295,361	$384,169
Due in one to three years	109,632	77,373
Due in three to five years	66,394	23,164
Total	$471,387	$484,706

NOTE 10.  SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31:

	2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$15,824	0.44%	$18,200	0.41%
Federal Home Loan Bank advances	-	-	6,000	0.60
Other short-term borrowings	524	2.53	1,319	1.23
Total	$16,348	0.51	$25,519	0.50

At Year End
Retail repurchase agreements	$16,041	0.35%	$17,026	0.47%
Federal Home Loan Bank advances	-	-	-	-
Other short-term borrowings	-	-	3,378	2.51
Total	$16,041	0.35	$20,404	0.82

Maximum Month-End Balance
Retail repurchase agreements	$17,864		$29,220
Federal Home Loan Bank advances	-		17,050
Other short-term borrowings	3,378		3,378
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

At December 31, 2010, short-term borrowings included only repurchase agreements.  At December 31, 2009, short-term borrowings included repurchase agreements and other short-term borrowings which consisted of $3.4 million drawn on a $10.0 million line of credit with a commercial bank.  The Company obtained this line of credit during the fourth quarter of 2009 and the outstanding balance at the end of 2009 was repaid in February of 2010.

NOTE 11.  LONG-TERM DEBT

As of December 31, the Company had the following long-term debt:

(Dollars in thousands)	2010	2009
Acquisition-related debt, 4.08% interest, annual payments over five years	$932	$1,429

The acquisition-related debt was incurred as part of the purchase price of TSGIA and is payable to the seller thereof, who remains the President of that subsidiary.

NOTE 12.  BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees.  The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $501 thousand, $1.1 million, and $1.4 million for 2010, 2009, and 2008, respectively.  The expense decreased in 2010 when compared to 2009 and decreased in 2009 when compared to 2008 due to a decline in the amounts accrued for the profit sharing portion of the plan based on lower profits.

NOTE 13.  STOCK-BASED COMPENSATION

At December 31, 2010, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company's ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of December 31, 2010.

Under the 2006 Equity Plan, stock-based awards may be granted periodically to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Company’s Board.  Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three to five year period of time and, in the case of stock options, expiring 10 years from the grant date.  The 2006 Equity Plan originally reserved 631,972 shares of common stock for grant, and 575,217 shares remained available for grant at December 31, 2010.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2010:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number	Weighted Average Grant	Number	Weighted Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Nonvested at beginning of year	27,405	$20.23	16,859	$22.55
Granted	24,473	13.41	14,254	18.12
Vested	(7,751)	18.47	(3,708)	22.63
Cancelled	-	-	-	-

Nonvested at end of year	44,127	16.76	27,405	20.23

The total fair value of restricted stock awards vested was $163 thousand in 2010 and $67 thousand in 2009.

The following is a summary of stock option activity for the 1998 Option Plan for 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	10,850	$13.36	18,550	$15.52
Granted	-	-	-	-
Exercised	-	-	(25)	21.33
Expired/Cancelled	(2,430)	14.00	(7,675)	18.55
Outstanding at end of year	8,420	13.17	10,850	13.36

At December 31, 2010, each of the 8,420 outstanding options was exercisable, had a weighted average exercise price of $13.17 per share, and had a remaining contract life of 1.3 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  No options were granted during 2010 or 2009.

There was no aggregate intrinsic value in options outstanding and exercisable based on the $10.54 market value per share of the Company’s common stock at December 31, 2010.  The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008 was $0, less than $1 thousand and $80 thousand, respectively.  No stock options vested in 2010, 2009 or 2008.

Stock-based compensation expense totaled $390 thousand, $102 thousand and $91 thousand in 2010, 2009, and 2008, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant date fair value and reflects forfeitures as they occur.  The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $20 thousand, $5 thousand, and $4 thousand in 2010, 2009, and 2008, respectively.  Unrecognized stock-based compensation expense related to stock-based awards totaled $424 thousand at December 31, 2010.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.7 years.

NOTE 14.  DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of the Company and its subsidiaries.  The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Company’s Board.   The Company may also make matching, mandatory and discretionary contributions for certain participants.  A participant is fully vested at all times in the amounts that he or she elects to defer.  Any contributions by the Company will vest over a five-year period.  The Company made contributions to the Plan totaling $94 thousand, $85 thousand, and $84 thousand for 2010, 2009, and 2008, respectively.  There were no elective deferrals made by plan participants during 2010.  One plan participant made elective deferrals during 2009 and 2008.

The Company has a supplemental deferred compensation plan to provide retirement benefits to its Chief Executive Officer.  The participant is 100% vested in amounts credited to his account.  No contributions have been made to this plan since the adoption of the Plan described above.

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation.  The amounts deferred are invested in insurance policies, owned by CNB, on the lives of the respective individuals.  Amounts available under the policies are to be paid to the individuals as retirement benefits over future years.   The cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31 are as follows:

(Dollars in thousands)	2010	2009
Cash surrender value	$3,191	$2,347
Accrued benefit obligation	1,037	1,269

The increase in the cash surrender value of directors’ life insurance policies at year-end 2010 when compared to year-end 2009 reflected the repayment of loans associated with these assets.  The decrease in the accrued benefit obligation from the end of 2009 to the end of 2010 reflected the surrender of certain directors’ life insurance policies which resulted in a $224 thousand gain.

NOTE 15.  INCOME TAXES

Income taxes included in the balance sheets as of December 31 are as follows:

(Dollars in thousands)	2010	2009
Federal income taxes currently (payable) receivable	$(512)	$918
State income taxes currently receivable (payable)	111	(25)
Deferred income tax benefit	7,578	3,337

Components of income tax expense for each of the three years ended December 31 are as follows:

(Dollars in thousands)	2010	2009	2008
Current tax expense:
Federal	$1,940	$4,078	$6,120
State	473	1,262	1,470
	2,413	5,340	7,590
Deferred income tax benefit:
Federal	(2,350)	(708)	(334)
State	(555)	(220)	(164)
	(2,905)	(928)	(498)

Total income tax (benefit) expense	$(492)	$4,412	$7,092

A reconciliation of tax computed at the statutory federal tax rate of 34.0% for 2010, 34.2% for 2009 and 35% for 2008 to the actual tax expense for the three years ended December 31 follows:

(Dollars in thousands)	2010	2009	2008
Tax at federal statutory rate	34.0%	34.2%	35.0%
Tax effect of:
Tax-exempt income	7.6	(1.6)	(1.2)
Non-deductible goodwill impairment charges	(24.3)	-	-
Other non-deductible expenses	(1.3)	0.2	0.1
State income taxes, net of federal benefit	2.4	5.9	4.6
Other	4.4	(0.9)	(0.3)

Actual income tax expense rate	22.8%	37.8%	38.2%

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for credit losses	$5,652	$4,311
Reserve for off-balance sheet commitments	198	171
Write-downs of other real estate owned	163	56
Net operating loss carry forward	258	156
Deferred gain on sale leaseback	45	49
Deferred income	1,244	665
Accrued employee benefits	1,049	849
Accrued data processing expenses	298	195
Unrealized losses on interest rate caps	1,884	384
Other	15	7
Total deferred tax assets	10,806	6,843
Deferred tax liabilities:
Depreciation	550	529
Purchase accounting adjustments	1,047	1,374
Federal Home Loan Bank stock dividend	29	29
Deferred capital gain on branch sale	486	493
Deferred gains on interest rate swaps	169	169
Deferred loan costs	256	373
Unrealized gains on available-for-sale securities	650	486
Other	41	53
Total deferred tax liabilities	3,228	3,506
Net deferred tax assets	$7,578	$3,337

NOTE 16.  EARNINGS/(LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards.  There is no dilutive effect on the loss per share during loss periods.  The following table provides information relating to the calculation of earnings (loss) per common share:

(In thousands, except per share data)	2010	2009	2008

Net (loss) income	$(1,667)	$5,397	$11,470

Weighted average shares outstanding – basic	8,442	8,414	8,400

Dilutive effect of stock-based awards	-	3	7

Weighted average shares outstanding – diluted	8,442	8,417	8,407

(Loss) earnings per common share – basic	$(0.20)	$0.64	$1.37

(Loss) earnings per common share – diluted	$(0.20)	$0.64	$1.36

There were 173 thousand antidilutive weighted average shares relating to a common stock purchase warrant excluded from the diluted earnings per share calculation for 2010, 169 thousand for 2009 and none for 2008.  There were 8,626 antidilutive weighted average stock-based awards excluded from the diluted earnings per share calculation for 2010, 438 for 2009 and 3,284 for 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio).  Management believes, as of December 31, 2010, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios.  Management believes that there are no conditions or events since that notification that have changed the Company’s or Banks’ well-capitalized category.

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

Capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank, CNB and Felton Bank as of December 31, 2010 and 2009 are presented below:

December 31, 2010 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$105,808	$117,057	$895,581	$1,109,999	11.81%	13.07%	9.53%
Talbot Bank	65,736	73,133	589,533	682,493	11.15	12.41	9.63
CNB	32,813	35,893	246,056	342,771	13.34	14.59	9.57
Felton Bank	7,683	8,459	61,086	81,621	12.58	13.85	9.41

December 31, 2009 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$106,391	$116,928	$928,933	$1,148,077	11.45%	12.59%	9.27%
Talbot Bank	67,539	73,953	602,944	728,612	11.20	12.27	9.27
CNB	31,461	34,539	245,852	324,464	12.80	14.05	9.70
Felton Bank	8,684	9,642	76,060	90,268	11.42	12.68	9.62

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and the Company.  The Banks paid dividends of $2.1 million to the Company during 2010.  At December 31, 2010, the Banks could have paid dividends to the Company of approximately $9.5 million without the prior consent and approval of the regulatory agencies.  The Company had no outstanding receivables from subsidiaries at December 31, 2010 or 2009.

NOTE 18.  LINES OF CREDIT

The Banks had $24.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2010.  The comparable amount was $56.5 million at December 31, 2009.  In addition, the Banks had credit availability of approximately $29.1 million and $14.1 million from the Federal Home Loan Bank at December 31, 2010 and 2009, respectively. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank.  At both December 31, 2010 and 2009, the Federal Home Loan Bank had issued letters of credit of $71.0 million on behalf of the Banks to local government entities as collateral for their deposits.  The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2010 or 2009.

During 2009, the Company obtained a $10.0 million line of credit with a commercial bank to be used primarily for working capital or other general business purposes.  At the end of 2009, short-term borrowings included $3.4 million drawn on this line which   was repaid in February of 2010.  This line of credit expired in November of 2010.

NOTE 19.  FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures” provides a framework for measuring and disclosing fair value under GAAP.  This accounting guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivative assets and liabilities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed assets (other real estate owned).  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established.  Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. At December 31, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate Owned (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value and fair value.  Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral and classified as Level 3 in the fair value hierarchy.

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of December 31, 2010, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at December 31, 2010.  There were no transfers between Levels 1 and 2 during 2010.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government agencies	$58,904	$-	$58,904	$-
Mortgage-backed securities	39,577	-	39,577	-
Other equity securities	574	-	574	-
Total	$99,055	$-	$99,055	$-

Interest rate caps	$2,022	$-	$2,022	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at December 31, 2010.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Real estate – construction	$17,261	$-	$-	$17,261
Real estate – residential	9,766	-	-	9,766
Real estate – commercial	5,133	-	-	5,133
Commercial	3,845	-	-	3,845
Consumer	30	-	-	30
Total	$36,035	$-	$-	$36,035

Other real estate owned	$3,702	$-	$-	$3,702

Impaired loans had a carrying amount of $36.2 million with a valuation allowance of $203 thousand at December 31, 2010.

The following disclosures relate to the fair value of the Company’s financial instruments.  The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value is discussed below:

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

The estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$77,964	$77,964	$75,646	$75,646
Investment securities	105,782	105,906	106,535	106,607
Loans	895,404	908,745	916,557	934,362
Less: allowance for loan losses	(14,227)	-	(10,876)	-
Total	$1,064,923	$1,092,615	$1,087,862	$1,116,615

Financial liabilities
Deposits	$979,516	$983,257	$990,937	$999,016
Short-term borrowings	16,041	16,041	20,404	20,404
Long-term debt	932	982	1,429	1,530
Total	$996,489	$1,000,280	$1,012,770	$1,020,950

NOTE 20.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC 815, “Derivatives and Hedging”, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  Changes in the fair values of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of taxes.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  The net interest settlement on cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities.  As part of its overall interest rate risk management strategy, the Company uses derivative instruments to hedge its exposure to changes in interest rates.  The Company does not use derivatives for any trading or other speculative purposes.

During the second quarter of 2009, the Company entered into five-year interest rate swap agreements with notional amounts of $70 million to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97%. Because the interest rate swaps did not qualify for hedge accounting, the Company restructured the original transactions and purchased interest rate caps for $6.5 million during the third quarter of 2009. The interest rate caps qualified for hedge accounting.  At December 31, 2010 and 2009, the aggregate fair value of these derivatives was an asset of $2.0 million and $6.2 million, respectively.  Interest expense included a net interest settlement of $429 thousand and $8 thousand for 2010 and 2009, respectively.  For 2009, other noninterest income included a gain relating to the swap transactions of $420 thousand which was recorded in the second quarter of 2009.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  At December 31, 2010 and 2009, the counterparty collateral was $1.4 million and $4.8 million, respectively.

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

Commitments outstanding as of December 31 are as follows:

(Dollars in thousands)	2010	2009
Commitments to extend credit	$137,078	$147,339
Letters of credit	15,586	18,957

Total	$152,664	$166,296

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

NOTE 23.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Shore Bancshares, Inc. (Parent Company Only) is as follows:

Condensed Balance Sheets
December 31,
(Dollars in thousands)	2010	2009
Assets
Cash	$1,344	$324
Investment in subsidiaries	123,570	129,727
Premises and equipment, net	2,877	3,003
Other assets	1,422	1,705
Total assets	$129,213	$134,759

Liabilities
Accrued interest payable	$139	$149
Short-term borrowings	-	3,378
Deferred tax liability	1,458	1,275
Other liabilities	971	718
Long-term debt	4,132	1,429
Total liabilities	6,700	6,949

Stockholders’ equity
Common stock	84	84
Warrant	1,543	1,543
Additional paid in capital	30,242	29,872
Retained earnings	92,458	96,151
Accumulated other comprehensive (loss) income	(1,814)	160
Total stockholders’ equity	122,513	127,810

Total liabilities and stockholders’ equity	$129,213	$134,759

Condensed Statements of (Loss) Income
For the Years Ended December 31,

(Dollars in thousands)	2010	2009	2008
Income
Dividends from subsidiaries	$2,786	$5,725	$6,131
Management and other fees from subsidiaries	6,095	5,952	5,285
Other income	70	76	76
Interest income	1	68	20
Total income	8,952	11,821	11,512

Expenses
Interest Expense	172	87	121
Salaries and employee benefits	4,120	4,351	4,111
Occupancy and equipment expense	494	427	367
Other operating expenses	1,499	1,476	1,268
Total expenses	6,285	6,341	5,867

Income before income tax expense and equity in undistributed net income of subsidiaries	2,667	5,480	5,645
Income tax expense (benefit)	151	125	(86)
Income before equity in undistributed net income of subsidiaries	2,516	5,355	5,731

Equity in undistributed net (loss) income of subsidiaries	(4,183)	1,918	5,739
Net (loss) income	(1,667)	7,273	11,470
Preferred stock dividends and discount accretion	-	1,876	-
Net (loss) income available to common stockholders	$(1,667)	$5,397	$11,470

Condensed Statements of Cash Flows
For the Years Ended December 31,

(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,667)	$7,273	$11,470
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	4,183	(1,918)	(5,739)
Depreciation	235	215	233
Loss on disposals of premises and equipment	-	-	1
Stock-based compensation expense	390	102	91
Excess tax benefits from stock-based arrangements	(20)	(5)	(4)
Net decrease (increase) in other assets	308	(808)	(169)
Net increase in other liabilities	406	114	592
Net cash provided by operating activities	3,835	4,973	6,475

Cash flows from investing activities:
Purchases of premises and equipment	(109)	(333)	(122)
Investment in unconsolidated subsidiary	(25)	-	-
Investment in subsidiaries	-	(3,400)	(85)
Net cash used by investing activities	(134)	(3,733)	(207)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(3,378)	3,378	-
Proceeds from long-term debt	3,200	-	-
Repayment of long-term debt	(497)	(518)	(538)
Excess tax benefits from stock-based arrangements	20	5	4
Proceeds from issuance of preferred stock and warrant	-	25,000	-
Redemption of preferred stock	-	(23,525)	-
Proceeds from issuance of common stock	-	2	138
Preferred stock dividends paid	-	(1,808)	-
Common stock dividends paid	(2,026)	(5,386)	(5,377)
Net cash used by financing activities	(2,681)	(2,852)	(5,773)

Net increase (decrease) in cash and cash equivalents	1,020	(1,612)	495
Cash and cash equivalents at beginning of year	324	1,936	1,441
Cash and cash equivalents at end of year	$1,344	$324	$1,936

NOTE 24.  QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the two years ended December 31, 2010, is reported as follows:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Interest income	$13,828	$13,967	$13,837	$13,829
Net interest income	10,395	10,691	10,687	10,866
Provision for credit losses	7,617	4,917	4,193	4,392
(Loss) income before income taxes	(2,661)	654	(1,492)	1,340
Net (loss) income	(1,562)	445	(1,400)	850

Basic (loss) earnings per common share	$(0.19)	$0.05	$(0.17)	$0.10
Diluted (loss) earnings per common share	$(0.19)	$0.05	$(0.17)	$0.10

2009
Interest income	$14,466	$14,630	$14,913	$14,780
Net interest income	10,058	10,086	10,428	10,806
Provision for credit losses	1,935	1,681	1,702	3,668
Income before income taxes	3,590	3,059	3,148	1,888
Net income	2,213	1,893	1,951	1,216
Preferred stock dividends and discount accretion	337	1,539	-	-
Net income available to common stockholders	1,876	354	1,951	1,216

Basic earnings per common share	$0.22	$0.04	$0.23	$0.14
Diluted earnings per common share	$0.22	$0.04	$0.23	$0.14

Earnings per share are based on quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 25.  SEGMENT REPORTING

The Company operates two primary business segments:  Community Banking and Insurance Products and Services.  The Community Banking business provides services to consumers and small businesses on the Eastern Shore of Maryland and in Delaware through its 19-branch network. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services.  Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit.  Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.  As a result of the 2010 annual assessment for goodwill impairment, it was determined that goodwill at Felton Bank, one of the banks in our Community Banking segment, was impaired. The Company recorded goodwill impairment charges of $1.5 million reflected in the table below in noninterest expense.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas.   Products include property and casualty, life, marine, individual health and long-term care insurance.  Pension and profit sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.  As a result of the 2010 annual assessment for goodwill and other intangible assets impairment, it was determined that goodwill and other intangible assets at TSGIA, a wholesale insurance agency in our Insurance Products and Services segment, were impaired.  The Company recorded goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand reflected in the table below in noninterest expense.

Selected financial information by business segments is included in the following table:

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2010
Interest income	$55,293	$168	$-	$55,461
Interest expense	(12,752)	-	(70)	(12,822)
Provision for credit losses	(21,119)	-	-	(21,119)
Noninterest income	7,308	10,739	(6)	18,041
Noninterest expense	(24,328)	(11,410)	(5,982)	(41,720)
Net intersegment (expense) income	(5,418)	(521)	5,939	-
(Loss) income before taxes	(1,016)	(1,024)	(119)	(2,159)
Income tax benefit (expense)	232	233	27	492
Net (loss) income	$(784)	$(791)	$(92)	$(1,667)

Total assets	$1,108,712	$18,759	$2,840	$1,130,311

2009
Interest income	$58,722	$67	$-	$58,789
Interest expense	(17,324)	-	(87)	(17,411)
Provision for credit losses	(8,986)	-	-	(8,986)
Noninterest income	7,774	11,767	-	19,541
Noninterest expense	(23,256)	(10,882)	(6,110)	(40,248)
Net intersegment (expense) income	(5,481)	(470)	5,951	-
Income (loss) before taxes	11,449	482	(246)	11,685
Income tax (expense) benefit	(4,323)	(182)	93	(4,412)
Net income (loss)	$7,126	$300	$(153)	$7,273

Total assets	$1,133,673	$19,390	$3,453	$1,156,516

2008
Interest income	$61,400	$74	$-	$61,474
Interest expense	(21,434)	-	(121)	(21,555)
Provision for credit losses	(3,337)	-	-	(3,337)
Noninterest income	7,644	12,707	(1)	20,350
Noninterest expense	(20,864)	(11,967)	(5,539)	(38,370)
Net intersegment (expense) income	(4,763)	(412)	5,175	-
Income (loss) before taxes	18,646	402	(486)	18,562
Income tax (expense) benefit	(7,124)	(154)	186	(7,092)
Net income (loss)	$11,522	$248	$(300)	$11,470

Total assets	$1,021,715	$20,146	$2,780	$1,044,641

NOTE 26.  PREFERRED STOCK

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2010 was carried out under the supervision and with the participation of the Company’s management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2010.  Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards to employees, officers, and/or directors of the Company and its subsidiaries:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, and performance units; and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan, which authorizes the grant of stock options (the “1998 Option Plan”).  The Company’s ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted under that plan were outstanding as of December 31, 2010.  Each of these plans was approved by the Company’s Board of Directors and its stockholders.

The following table contains information about these equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,420	$13.17	575,217

Equity compensation plans not approved by security holders	-	-	-

Total	8,420	$13.17	575,217

(1)
In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards.  Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000.  As of December 31, 2010, the Company has granted 56,755 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of (Loss) Income — Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Comprehensive (Loss) Income — Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008

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

Shore Bancshares, Inc.

Date: March 15, 2011	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	Director	March 15, 2011
Herbert L. Andrew, III

/s/ Blenda W. Armistead	Director	March 15, 2011
Blenda W. Armistead

/s/ Lloyd L. Beatty, Jr.	Director	March 15, 2011
Lloyd L. Beatty, Jr.

/s/ William W. Duncan	Director	March 15, 2011
William W. Duncan

/s/ James A. Judge	Director	March 15, 2011
James A. Judge

/s/ Neil R. LeCompte	Director	March 15, 2011
Neil R. LeCompte

/s/ Jerry F. Pierson	Director	March 15, 2011
Jerry F. Pierson

/s/ Christopher F. Spurry	Director	March 15, 2011
Christopher F. Spurry

/s/ F. Winfield Trice, Jr.	Director	March 15, 2011
F. Winfield Trice, Jr.

/s/ John H. Wilson	Director	March 15, 2011
John H. Wilson

/s/ W. Moorhead Vermilye	Director	March 15, 2011
W. Moorhead Vermilye	Chief Executive Officer

/s/ Susan E. Leaverton	Treasurer/	March 15, 2011
Susan E. Leaverton	Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.1(iii)
Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (filed herewith)

3.2(ii)	First Amendment to Amended and Restated By-Laws (filed herewith)

3.2(iii)	Second Amendment to Amended and Restated By-Laws (filed herewith)

3.2(iv)	Third Amendment to Amended and Restated By-Laws (filed herewith)

4.1
Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 9, 2009 by and between the Company and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 13, 2009)

4.2	Letter Agreement dated as of April 15, 2009 between the Company and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2009)

4.3	Substitute Common Stock Purchase Warrant dated January 9, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 4, 2009)

10.1	Form of Employment Agreement with W. Moorhead Vermilye (incorporated by reference to Appendix XIII of Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2000).

10.2	Summary of Compensation Arrangement for Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2006).

10.3
Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007).

10.4	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007).

10.5
Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.6	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010).

10.7	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.8
Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

10.9
Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006).

10.10
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

10.13
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

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319)).

10.16	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214)).

10.17	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).

10.18	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).

10.19	Changes to Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2006).

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K).

23	Consent of Stegman & Company (filed herewith).

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).