Form 10-Q
period 2011-03-31
SHORE BANCSHARES INC
filed 2011-05-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,443,436 shares of common stock outstanding as of April 29, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$19,074	$19,680
Interest-bearing deposits with other banks	31,311	21,593
Federal funds sold	39,597	36,691
Investment securities:
Available for sale, at fair value	100,234	99,055
Held to maturity, at amortized cost – fair value of $6,843 (2011) and $6,851 (2010)	6,686	6,727

Loans	884,715	895,404
Less: allowance for credit losses	(17,471)	(14,227)
Loans, net	867,244	881,177

Premises and equipment, net	14,304	14,483
Goodwill	13,678	13,678
Other intangible assets, net	4,711	4,840
Other real estate and other assets owned, net	4,802	3,702
Other assets	29,693	28,685
TOTAL ASSETS	$1,131,334	$1,130,311

LIABILITIES
Deposits:
Noninterest-bearing demand	$122,490	$124,188
Interest-bearing demand	137,108	128,426
Money market and savings	262,983	255,515
Certificates of deposit $100,000 or more	256,281	263,665
Other time	207,624	207,722
Total deposits	986,486	979,516

Short-term borrowings	12,078	16,041
Accrued expenses and other liabilities	10,912	11,309
Long-term debt	932	932
TOTAL LIABILITIES	1,010,408	1,007,798

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,443,436 (2011) and (2010)	84	84
Warrant	1,543	1,543
Additional paid in capital	30,290	30,242
Retained earnings	90,868	92,458
Accumulated other comprehensive loss	(1,859)	(1,814)
TOTAL STOCKHOLDERS’ EQUITY	120,926	122,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,334	$1,130,311

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2011	2010

INTEREST INCOME
Interest and fees on loans	$12,001	$12,874
Interest and dividends on investment securities:
Taxable	657	882
Tax-exempt	38	59
Interest on federal funds sold	16	12
Interest on deposits with other banks	6	1
Total interest income	12,718	13,828

INTEREST EXPENSE
Interest on deposits	2,833	3,385
Interest on short-term borrowings	13	32
Interest on long-term debt	10	16
Total interest expense	2,856	3,433

NET INTEREST INCOME	9,862	10,395
Provision for credit losses	6,390	7,617

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,472	2,778

NONINTEREST INCOME
Service charges on deposit accounts	704	786
Trust and investment fee income	376	416
Gains on sales of investment securities	79	-
Insurance agency commissions	2,510	2,889
Other noninterest income	726	791
Total noninterest income	4,395	4,882

NONINTEREST EXPENSE
Salaries and wages	4,246	4,490
Employee benefits	1,153	1,281
Occupancy expense	596	622
Furniture and equipment expense	272	300
Data processing	851	631
Directors’ fees	107	121
Amortization of other intangible assets	129	129
Insurance agency commissions expense	375	428
FDIC insurance premium expense	460	481
Other noninterest expenses	1,702	1,838
Total noninterest expense	9,891	10,321

LOSS BEFORE INCOME TAX BENEFIT	(2,024)	(2,661)
Income tax benefit	(941)	(1,099)

NET LOSS	$(1,083)	$(1,562)

Basic net loss per common share	$(0.13)	$(0.19)
Diluted net loss per common share	$(0.13)	$(0.19)
Dividends paid per common share	$0.06	$0.06

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513

Comprehensive loss:
Net loss	-	-	-	(1,083)	-	(1,083)
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	(269)	(269)
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	-	224	224
Total comprehensive loss						(1,128)

Stock-based compensation	-	-	48	-	-	48

Cash dividends paid ($0.06 per share)	-	-	-	(507)	-	(507)

Balances, March 31, 2011	$84	$1,543	$30,290	$90,868	$(1,859)	$120,926

Balances, January 1, 2010	$84	$1,543	$29,872	$96,151	$160	$127,810

Comprehensive loss:
Net loss	-	-	-	(1,562)	-	(1,562)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	44	44
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(794)	(794)
Total comprehensive loss						(2,312)

Stock-based compensation	-	-	116	-	-	116

Cash dividends paid ($0.06 per share)	-	-	-	(506)	-	(506)

Balances, March 31, 2010	$84	$1,543	$29,988	$94,083	$(590)	$125,108

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010

Net loss	$(1,083)	$(1,562)

Other comprehensive loss:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(372)	74
Tax effect	150	(30)
Reclassification of gains recognized in net income	(79)	-
Tax effect	32	-
Net of tax amount	(269)	44

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	377	(1,331)
Tax effect	(153)	537
Net of tax amount	224	(794)
Total other comprehensive loss	(45)	(750)
Comprehensive loss	$(1,128)	$(2,312)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,083)	$(1,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	6,390	7,617
Depreciation and amortization	725	564
Discount accretion on debt securities	(25)	(27)
Stock-based compensation expense	69	115
Excess tax benefits from stock-based arrangements	(21)	1
Deferred income taxes	(1,552)	(1,103)
Gains on sales of securities	(79)	-
Gains on disposals of premises and equipment	(3)	-
Losses on sales of other real estate owned	40	-
Write-downs of other real estate owned	163	247
Net changes in:
Insurance premiums receivable	110	(355)
Accrued interest receivable	812	24
Other assets	30	459
Accrued interest payable	44	(165)
Other liabilities	(463)	(725)
Net cash provided by operating activities	5,157	5,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of securities available for sale	14,979	11,742
Proceeds from sales of securities available for sale	12,061	-
Purchases of securities available for sale	(28,886)	(18,299)
Proceeds from maturities and principal payments of securities held to maturity	35	115
Net decrease in loans	5,713	5,520
Purchases of premises and equipment	(93)	(660)
Proceeds from sales of premises and equipment	4	-
Proceeds from sales of other real estate owned	527	63
Net cash provided by (used in) investing activities	4,340	(1,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings deposits	14,452	5,844
Net decrease in certificates of deposit	(7,482)	(6,031)
Excess tax benefits from stock-based arrangements	21	(1)
Net decrease in short-term borrowings	(3,963)	(6,403)
Common stock dividends paid	(507)	(506)
Net cash provided by (used in) financing activities	2,521	(7,097)
Net increase (decrease) in cash and cash equivalents	12,018	(3,526)
Cash and cash equivalents at beginning of period	77,964	75,646
Cash and cash equivalents at end of period	$89,982	$72,120

Supplemental cash flows information:
Interest paid	$2,813	$3,598
Income taxes paid	$817	$91
Transfers from loans to other real estate owned	$1,830	$141

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2011, the consolidated results of operations and comprehensive loss for the three months ended March 31, 2011 and 2010, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2011 and 2010, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2010 were derived from the 2010 audited financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010.  For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Share

Basic earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards and warrant.  There is no dilutive effect on the loss per share during loss periods.  The following table provides information relating to the calculation of earnings/(loss) per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Net loss available to common shareholders	$(1,083)	$(1,562)
Weighted average shares outstanding - Basic	8,443	8,436
Dilutive effect of stock-based awards	-	-
Weighted average shares outstanding - Diluted	8,443	8,436
Loss per common share - Basic	$(0.13)	$(0.19)
Loss per common share - Diluted	$(0.13)	$(0.19)

The calculations of diluted earnings/(loss) per share for the three months ended March 31, 2011 excluded seven thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect would have been antidilutive.  The calculations of diluted earnings/(loss) per share for the three months ended March 31, 2010 excluded nine thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect would have been antidilutive.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2011:
Obligations of U.S. Government agencies and corporations	$47,474	$656	$131	$47,999
Mortgage-backed securities	51,019	886	248	51,657
Other equity securities	570	8	-	578
Total	$99,063	$1,550	$379	$100,234

December 31, 2010:
Obligations of U.S. Government agencies and corporations	$58,052	$921	$69	$58,904
Mortgage-backed securities	38,817	933	173	39,577
Other equity securities	566	8	-	574
Total	$97,435	$1,862	$242	$99,055

Held-to-maturity securities:
March 31, 2011:
Obligations of states and political subdivisions	$6,686	$161	$4	$6,843

December 31, 2010:
Obligations of states and political subdivisions	$6,727	$143	$19	$6,851

The amortized cost and estimated fair values of investment securities by maturity date at March 31, 2011 are as follows:

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,046	$8,193	$101	$102
Due after one year through five years	20,906	21,056	3,050	3,118
Due after five years through ten years	9,321	9,555	2,524	2,603
Due after ten years	60,220	60,852	1,011	1,020
	98,493	99,656	6,686	6,843
Equity securities	570	578	-	-
Total	$99,063	$100,234	$6,686	$6,843

The maturity dates for debt securities are determined using contractual maturity dates.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2011, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$16,160	$131	$-	$-	$16,160	$131
Mortgage-backed securities	23,447	248	-	-	23,447	248
Total	$39,607	$379	$-	$-	$39,607	$379

The available-for-sale securities have a fair value of approximately $100.2 million.  Of these securities, approximately $39.6 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.38%) when compared to total amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

Gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at March 31, 2011, are as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$660	$4	$-	$-	$660	$4

The held-to-maturity securities have a fair value of approximately $6.8 million.  Approximately $660 thousand of these securities have unrealized losses when compared to their amortized cost.  All of the securities with unrealized losses are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.06%) when compared to total amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio to be temporary.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware.  The principal categories of the loan portfolio at March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate – construction	$135,354	$143,952
Real estate – residential	332,449	333,738
Real estate – commercial	322,996	318,726
Commercial	78,324	82,787
Consumer	15,592	16,201
Total loans	884,715	895,404
Allowance for credit losses	(17,471)	(14,227)
Total loans, net	$867,244	$881,177

Loans include deferred costs net of deferred fees of $103 thousand at March 31, 2011 and $38 thousand at December 31, 2010.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Allowance balance – beginning of period	$14,227	$10,876
Charge-offs:
Real estate – construction	(686)	(3,509)
Real estate – residential	(2,091)	(991)
Real estate – commercial	(228)	-
Commercial	(246)	(1,224)
Consumer	(75)	(166)
Total	(3,326)	(5,890)
Recoveries:
Real estate – construction	49	-
Real estate – residential	34	38
Real estate – commercial	-	101
Commercial	77	3
Consumer	20	46
Total	180	188
Net charge-offs	(3,146)	(5,702)
Provision for credit losses	6,390	7,617
Allowance balance – end of period	$17,471	$12,791

The following tables provide information on impaired loans by loan class as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment
March 31, 2011
With no related allowance recorded:
Real estate – construction	$20,595	$15,359	$-	$16,310
Real estate – residential	9,026	7,448	-	8,288
Real estate – commercial	8,678	8,283	-	6,708
Commercial	2,847	2,487	-	3,166
Consumer	30	29	-	30
Total	41,176	33,606	-	34,502

With a related allowance recorded:
Real estate – construction	-	-	-	-
Real estate – residential	5,960	5,850	1,053	3,344
Real estate – commercial	7,983	7,983	1,022	3,992
Commercial	1,521	1,321	1,147	661
Consumer	-	-	-	-
Total	15,464	15,154	3,222	7,997

Total:
Real estate – construction	20,595	15,359	-	16,310
Real estate – residential	14,986	13,298	1,053	11,632
Real estate – commercial	16,661	16,266	1,022	10,700
Commercial	4,368	3,808	1,147	3,827
Consumer	30	29	-	30
Total	$56,640	$48,760	$3,222	$42,499

(Dollars in thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment
December 31, 2010
With no related allowance recorded:
Real estate – construction	$22,643	$17,261	$-	$17,784
Real estate – residential	11,038	9,132	-	8,368
Real estate – commercial	5,558	5,133	-	3,827
Commercial	4,305	3,845	-	2,793
Consumer	30	30	-	56
Total	43,574	35,401	-	32,828

With a related allowance recorded:
Real estate – construction	-	-	-	1,596
Real estate – residential	945	837	203	420
Real estate – commercial	-	-	-	-
Commercial	-	-	-	398
Consumer	-	-	-	-
Total	945	837	203	2,414

Total:
Real estate – construction	22,643	17,261	-	19,380
Real estate – residential	11,983	9,969	203	8,788
Real estate – commercial	5,558	5,133	-	3,827
Commercial	4,305	3,845	-	3,191
Consumer	30	30	-	56
Total	$44,519	$36,238	$203	$35,242

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

Loans are evaluated on a case-by-case basis for impairment.  Once the amount of impairment has been determined, the uncollectible portion is charged off.  In some cases, a specific allocation within the allowance is made until such time a charge-off is made.  At March 31, 2011, impaired loans had been reduced by partial charge-offs totaling $7.9 million, or 13.9%, of the unpaid principal balance.  In addition, $3.2 million in specific reserves were established against $15.2 million of impaired loans.  At December 31, 2010, impaired loans had been reduced by partial charge-offs totaling $8.3 million, or 18.6%, of the unpaid principal balance.  In addition, $203 thousand in specific reserves were established against $837 thousand of impaired loans.

Gross interest income of $720 thousand for the first three months of 2011, $2.1 million for fiscal year 2010 and $467 thousand for the first three months of 2010 would have been recorded if impaired loans had been current and performing in accordance with their original terms.  No interest was recorded on such loans for the first three months of 2011 and for 2010.

The following tables provide details on the allowance for credit losses by loan class for the three months ended March 31, 2011 and 2010.  The tables also include impairment information relating to the allowance for credit losses and loans as of March 31, 2011 and 2010.  There were no loans acquired with deteriorated credit quality.

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227
Charge-offs	(686)	(2,091)	(228)	(246)	(75)	-	(3,326)
Recoveries	49	34	-	77	20	-	180
Provision	634	2,644	1 ,843	1,523	9	(263)	6,390
Ending balance	$3,324	$5,420	$5,280	$2,776	$591	$80	$17,471
Individually evaluated for impairment	$-	$1,053	$1,022	$1,147	$-	$-	$3,222
Collectively evaluated for impairment	$3,324	$4,367	$4,258	$1,629	$591	$80	$14,249

Total loans	$135,354	$332,449	$322,996	$78,324	$15,592	$-	$884,715
Individually evaluated for impairment	$15,359	$13,298	$16,266	$3,808	$29	$-	$48,760
Collectively evaluated for impairment	$119,995	$319,151	$306,730	$74,516	$15,563	$-	$835,955

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2010
Allowance for credit losses:
Beginning balance	$2,630	$1,528	$3,947	$2,132	$515	$124	$10,876
Charge-offs	(3,509)	(991)	-	(1,224)	(166)	-	(5,890)
Recoveries	-	38	101	3	46	-	188
Provision	3,914	2,751	(242)	986	121	87	7,617
Ending balance	$3,035	$3,326	$3,806	$1,897	$516	$211	$12,791
Individually evaluated for impairment	$422	$-	$-	$-	$-	$-	$422
Collectively evaluated for impairment	$2,613	$3,326	$3,806	$1,897	$516	$211	$12,369

Total loans	$158,519	$324,070	$316,259	$87,399	$18,947	$-	$905,194
Individually evaluated for impairment	$21,384	$5,083	$2,854	$1,099	$35	$-	$30,455
Collectively evaluated for impairment	$137,135	$318,987	$313,405	$86,300	$18,912	$-	$874,739

The following tables provide information on loan risk ratings as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Total
March 31, 2011
Pass/Performing	$69,312	$276,255	$262,195	$69,465	$15,458	$692,685
Special mention	29,264	19,015	14,697	1,520	9	64,505
Substandard	21,419	21,684	29,838	3,434	96	76,471
Doubtful	-	2,197	-	97	-	2,294
Nonaccrual	15,359	13,298	16,266	3,808	29	48,760
Total	$135,354	$332,449	$322,996	$78,324	$15,592	$884,715

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Total
December 31, 2010
Pass/Performing	$83,344	$283,895	$260,040	$73,502	$16,043	$716,824
Special mention	23,090	23,847	17,821	2,249	-	67,007
Substandard	20,257	13,752	35,732	3,088	128	72,957
Doubtful	-	2,275	-	103	-	2,378
Nonaccrual	17,261	9,969	5,133	3,845	30	36,238
Total	$143,952	$333,738	$318,726	$82,787	$16,201	$895,404

The following tables provide information on the aging of the loan portfolio as of March 31, 2011 and December 31, 2010.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- performing	Total
March 31, 2011
Real estate – construction	$119,308	$637	$50	$-	$687	$15,359	$135,354
Real estate – residential	311,893	3,360	872	3,026	7,258	13,298	332,449
Real estate – commercial	299,583	2,029	3,158	1,960	7,147	16,266	322,996
Commercial	72,943	920	151	502	1,573	3,808	78,324
Consumer	15,465	70	10	18	98	29	15,592
Total	$819,192	$7,016	$4,241	$5,506	$16,763	$48,760	$884,715

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- performing	Total
December 31, 2010
Real estate – construction	$124,892	$1,691	$108	$-	$1,799	$17,261	$143,952
Real estate – residential	314,914	4,046	1,355	3,454	8,855	9,969	333,738
Real estate – commercial	306,497	3,393	2,717	986	7,096	5,133	318,726
Commercial	77,833	470	465	174	1,109	3,845	82,787
Consumer	15,572	486	25	88	599	30	16,201
Total	$839,708	$10,086	$4,670	$4,702	$19,458	$36,238	$895,404

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- performing
March 31, 2011
Real estate – construction	88.1%	0.6%	-%	-%	0.6%	11.3%
Real estate – residential	93.8	1.0	0.3	0.9	2.2	4.0
Real estate – commercial	92.8	0.6	1.0	0.6	2.2	5.0
Commercial	93.1	1.2	0.2	0.6	2.0	4.9
Consumer	99.2	0.4	0.1	0.1	0.6	0.2
Total	92.6	0.8	0.5	0.6	1.9	5.5

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- performing
December 31, 2010
Real estate – construction	86.8%	1.1%	0.1%	-%	1.2%	12.0%
Real estate – residential	94.4	1.2	0.4	1.0	2.6	3.0
Real estate – commercial	96.2	1.0	0.9	0.3	2.2	1.6
Commercial	94.0	0.6	0.6	0.2	1.4	4.6
Consumer	96.1	3.0	0.2	0.5	3.7	0.2
Total	93.8	1.2	0.5	0.5	2.2	4.0

Note 5 – Other Assets and Liabilities

The Company had the following other assets at March 31, 2011 and December 31, 2010.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Nonmarketable investment securities	$2,916	$2,949
Insurance premiums receivable	631	741
Accrued interest receivable	4,248	5,060
Deferred income taxes	9,159	7,578
Interest rate caps (1)	2,139	2,022
Prepaid FDIC premium expense	3,727	4,073
Other assets	6,873	6,262
Total	$29,693	$28,685

The Company had the following other liabilities at March 31, 2011 and December 31, 2010.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Accrued interest payable	$904	$860
Counterparty collateral - interest rate caps (1)	1,692	1,390
Other liabilities	8,316	9,059
Total	$10,912	$11,309

(1)  See Note 8 for further discussion.

Note 6 - Stock-Based Compensation

At March 31, 2011, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company's ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of March 31, 2011.

Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date.

During the three months ended March 31, 2011 and 2010, the Company recognized pre-tax stock-based compensation expense of $69 thousand and $116 thousand, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant-date fair value.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $355 thousand as of March 31, 2011.  The weighted-average period over which this unrecognized expense was expected to be recognized was 1.4 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2011:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	44,127	$16.76
Granted	-	-
Vested	(5,988)	18.89
Cancelled	-	-
Nonvested at end of period	38,139	$16.42

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  Stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2011 and 2010 reflected forfeitures as they occurred.

The following table summarizes stock option activity for the Company for the three months ended March 31, 2011:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of year	8,420	$13.17
Granted	-	-
Exercised	-	-
Expired/Cancelled	(1,295)	13.17
Outstanding at end of period	7,125	13.17	$-

Exercisable at end of period	7,125	$13.17	$-

At March 31, 2011, all 7,125 outstanding options were exercisable, had a weighted average exercise price of $13.17 per share, and had a remaining contract life of 1 year.

There was no aggregate intrinsic value in options outstanding and exercisable based on the $9.75 market value per share of the Company’s common stock at March 31, 2011.  Because there were no options exercised during the first three months of 2011 and 2010, there was no intrinsic value of stock options exercised and no cash received on exercise of options.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  At March 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of March 31, 2011, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets measured at fair value on a recurring basis at March 31, 2011.  All assets measured at fair value on a recurring basis were classified as Level 2 in the fair value hierarchy at March 31, 2011 and December 31, 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Government agencies	$47,999	$-	$47,999	$-
Mortgage-backed securities	51,657	-	51,657	-
Other equity securities	578	-	578	-
Total	$100,234	$-	$100,234	$-

Interest rate caps	$2,139	$-	$2,139	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2011.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Real estate - construction	$15,359	$-	$-	$15,359
Real estate - residential	12,245	-	-	12,245
Real estate - commercial	15,244	-	-	15,244
Commercial	2,661	-	-	2,661
Consumer	29	-	-	29
Total	$45,538	$-	$-	$45,538

Other real estate owned and other assets owned	$4,802	$-	$-	$4,802

Impaired loans had a carrying amount of $48.7 million at March 31, 2011 with a valuation allowance of $3.2 million.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2011.  All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy at March 31, 2011 and December 31, 2010.

(Dollars in thousands)	Real estate - construction	Real estate - residential	Real estate - commercial	Commercial	Consumer	Total
For the three months ended March 31, 2011
Impaired loans:
Beginning balance	$17,261	$9,766	$5,133	$3,845	$30	$36,035
Charge-offs	(535)	(1,712)	(228)	(100)	-	(2,575)
Payments	(124)	(1,915)	(1,921)	-	(1)	(3,961)
Transfers to other real estate owned	(1,372)	-	-	-	-	(1,372)
Return to performing	-	(1,295)	-	-	-	(1,295)
Additions	129	8,251	13,282	63	-	21,725
Changes in allowance	-	(850)	(1,022)	(1,147)	-	(3,019)
Ending balance	$15,359	$12,245	$15,244	$2,661	$29	$45,538

(Dollars in thousands)	Other real estate owned
For the three months ended March 31, 2011
Beginning balance	$3,702
Sales	(567)
Write-downs	(163)
Additions	1,830
Ending balance	$4,802

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

The estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$89,982	$89,982	$77,964	$77,964
Investment securities	106,920	107,077	105,782	105,906
Loans	884,715	893,262	895,404	908,745
Less: allowance for loan losses	(17,471)	_ -	(14,227)	-
Total	$1,064,146	$1,090,321	$1,064,923	$1,092,615

Financial liabilities:
Deposits	$986,486	$987,477	$979,516	$983,257
Short-term borrowings	12,078	12,078	16,041	16,041
Long-term debt	932	972	932	982
Total	$999,496	$1,000,527	$996,489	$1,000,280

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

During the second quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97% for five years. The interest rate caps qualified for hedge accounting.  The aggregate fair value of these derivatives was an asset of $2.1 million at March 31, 2011 and $2.0 million at December 31, 2010.  The change in fair value included a $377 thousand adjustment to record the effectiveness of the hedge offset by a $260 thousand charge to interest expense associated with the hedged money market deposit accounts.  The charge to interest expense associated with the hedged deposits over the next 12 months is expected to be $1.5 million.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  The counterparty collateral was $1.7 million at March 31, 2011 and $1.4 million at December 31, 2010.

Note 9 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  At March 31, 2011, total commitments to extend credit were approximately $146.7 million. The comparable amount was $137.1 million at December 31, 2010.  Outstanding letters of credit were approximately $15.4 million at March 31, 2011 and $15.6 million at December 31, 2010.

Note 10 – Segment Reporting

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

Selected financial information by business segments for the first three months of 2011 and 2010 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2011
Interest income	$12,683	$35	$-	$12,718
Interest expense	(2,846)	-	(10)	(2,856)
Provision for credit losses	(6,390)	-	-	(6,390)
Noninterest income	1,694	2,656	45	4,395
Noninterest expense	(5,937)	(2,399)	(1,555)	(9,891)
Net intersegment (expense) income	(1,493)	(109)	1,602	-
Loss before tax benefit	(2,289)	183	82	(2,024)
Income tax benefit	1,064	(85)	(38)	941
Net loss	$(1,225)	$98	$44	$(1,083)

Total assets	$1,110,148	$18,266	$2,920	$1,131,334

2010
Interest income	$13,784	$44	$-	$13,828
Interest expense	(3,404)	-	(29)	(3,433)
Provision for credit losses	(7,617)	-	-	(7,617)
Noninterest income	1,832	3,050	-	4,882
Noninterest expense	(6,058)	(2,470)	(1,793)	(10,321)
Net intersegment (expense) income	(1,447)	(130)	1,577	-
Loss before tax benefit	(2,910)	494	(245)	(2,661)
Income tax benefit	1,202	(204)	101	1,099
Net loss	$(1,708)	$290	$(144)	$(1,562)

Total assets	$1,122,636	$20,531	$3,177	$1,146,344

Note 11 – New Accounting Pronouncements
ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

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

Introduction
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”).  Until January 1, 2011, the Company also served as the parent company to The Felton Bank located in Felton, Delaware.  The Banks operate 19 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”).  Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc.  The Company engages in the mortgage brokerage business under the name “Wye Mortgage Group” through a minority series investment in an unrelated Delaware limited liability company.

The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Global Select Market under the symbol “SHBI”.

Shore Bancshares, Inc. maintains an Internet site at www.shbi.com on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

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

Three basic components comprise our allowance for credit losses:  (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance.  Each component is determined based on estimates that can and do change when the actual events occur.  The specific allowance is established against impaired loans based on our assessment of the losses that may be associated with the individual loans; the specific allowance remains until charge offs are made.  An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral.  The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.  Loans that are favorably rated are grouped by type (commercial real estate and construction, residential real estate, commercial or consumer).  Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category.  The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

Fair Value
The Company measures certain financial assets and liabilities at fair value.  Significant financial instruments measured at fair value on a recurring basis are investment securities and interest rate caps.  Impaired loans and other real estate owned are significant financial instruments measured at fair value on a nonrecurring basis.

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

OVERVIEW

The Company reported a net loss for the first quarter of 2011 of $1.1 million, or diluted loss per common share of $(0.13), compared to a net loss of $1.6 million, or diluted loss per common share of $(0.19), for the first quarter of 2010. For the fourth quarter of 2010, the Company reported net income of $850 thousand, or diluted earnings per common share of $0.10.   The provision for credit losses for the first quarter of 2011 was $6.4 million, which was $1.2 million lower than the provision for the first quarter of 2010 and $2.0 million higher than the provision for the fourth quarter of 2010.  Annualized return on average assets was (0.39)% for the three months ended March 31, 2011, compared to (0.55)% for the same period in 2010.  Annualized return on average stockholders’ equity was (3.59)% for the first quarter of 2011, compared to (4.95)% for the first quarter of 2010.  For the fourth quarter of 2010, annualized return on average assets was 0.30% and return on average equity was 2.73%.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended March 31, 2011 was $9.9 million, compared to $10.4 million for the same period last year.  The decline was primarily due to a decrease in the balances of and yields earned on average earning assets.  The net interest margin was 3.79% for the first quarter of 2011, a decrease of 16 basis points when compared to the first quarter of 2010.  The combination of high levels of loan charge-offs and nonaccrual loans has negatively impacted our net interest income and net interest margin.  Both net interest income and net interest margin declined in the first quarter of 2011 when compared to the fourth quarter of 2010, mainly due to a decrease in the yields earned on average earning assets.

Interest income was $12.7 million for the first quarter of 2011, a decrease of 8.0% from the first quarter of 2010. Average earning assets decreased 1.2% during the first quarter of 2011 when compared to the same period in 2010, while yields earned decreased 36 basis points to 4.88%, mainly due to loan activity.  Average loans decreased 2.5% and the yield earned on loans decreased 25 basis points.  Loans comprised 83.6% of total average earning assets for the first quarter of 2011, lower than the 84.7% for the first quarter of 2010.  Other earning assets reflected a shift from investment securities to interest-bearing deposits when comparing average balances for the first quarters of 2011 and 2010.  Interest income decreased 8.0% when compared to the fourth quarter of 2010.  Although average earning assets increased slightly during the first quarter of 2011 when compared to the fourth quarter of 2010, yields earned decreased 32 basis points.

Interest expense was $2.9 million for the three months ended March 31, 2011, a decrease of 16.8% when compared to the same period last year. Average interest-bearing liabilities decreased 1.0%, while rates paid decreased 26 basis points to 1.32%, primarily due to changes in time deposits (certificates of deposit $100,000 or more and other time deposits).  For the three months ended March 31, 2011, the average balance of certificates of deposit $100,000 or more decreased slightly when compared to the same period last year, while the average rate paid on these certificates of deposit decreased 54 basis points to 2.24%.  Average other time deposits decreased 5.2% and the rate paid on average other time deposits decreased 57 basis points, when comparing the first quarter of 2011 to the first quarter of 2010.  When comparing the first quarter of 2011 to the fourth quarter of 2010, interest expense decreased 3.6% primarily due to rates paid on interest-bearing liabilities decreasing 3 basis points to 1.32%.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$887,531	$12,040	5.50%	$910,374	$12,910	5.75%
Investment securities
Taxable	101,625	657	2.62	103,488	882	3.45
Tax-exempt	4,610	58	5.08	6,764	90	5.39
Federal funds sold	46,813	16	0.14	46,553	12	0.11
Interest-bearing deposits	21,585	6	0.12	8,246	1	0.06
Total earning assets	1,062,164	12,777	4.88%	1,075,425	13,895	5.24%
Cash and due from banks	19,316			14,422
Other assets	65,426			67,914
Allowance for credit losses	(15,647)			(12,154)
Total assets	$1,131,259			$1,145,607

Interest-bearing liabilities
Demand deposits	$131,628	73	0.22%	$127,986	80	0.25%
Money market and savings deposits	260,841	595	0.93	256,818	428	0.68
Certificates of deposit $100,000 or more	259,179	1,086	1.70	259,538	1,433	2.24
Other time deposits	208,301	1,079	2.10	219,731	1,444	2.67
Interest-bearing deposits	859,949	2,833	1.34	864,073	3,385	1.59
Short-term borrowings	14,165	13	0.37	18,032	32	0.71
Long-term debt	932	10	4.56	1,429	16	4.45
Total interest-bearing liabilities	875,046	2,856	1.32%	883,534	3,433	1.58%
Noninterest-bearing deposits	122,300			118,192
Other liabilities	11,447			15,800
Stockholders’ equity	122,466			128,081
Total liabilities and stockholders’ equity	$1,131,259			$1,145,607

Net interest spread		$9,921	3.56%		$10,462	3.66%
Net interest margin			3.79%			3.95%

Tax-equivalent adjustment
Loans		$39			$36
Investment securities		20			31
Total		$59			$67

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2011 and 2010 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income
Noninterest income for the first quarter of 2011 decreased $487 thousand, or 10.0%, when compared to the first quarter of 2010.  The decline was primarily due to a decline in insurance agency commissions of $379 thousand resulting from lower contingency payments which are typically received in the first quarter of each year and are based on the prior year’s performance.  The increase in noninterest income of $447 thousand, or 11.3%, when compared to the fourth quarter of 2010 was primarily due to an increase in insurance agency commissions of $394 thousand due to contingency payments.

Noninterest Expense
Noninterest expense for the first quarter of 2011 decreased $430 thousand, or 4.2%, when compared to the first quarter of 2010.  Salaries and wages decreased $244 thousand mainly due to lower bonus and stock-based compensation expense, employee benefits decreased $128 thousand primarily due to lower profit sharing expense, and other noninterest expenses decreased $136 thousand mainly due to lower expenses related to other real estate owned activities.  Partially offsetting these decreases when compared to the first quarter of 2010 was a $220 thousand increase in data processing mainly due to the charges relating to the merger of The Felton Bank into CNB.  Noninterest expense increased $809 thousand, or 8.9%, from the fourth quarter of 2010.  Other employee benefits increased $260 thousand mainly due to higher payroll taxes, data processing increased $231 thousand primarily due to charges relating to the merger of The Felton Bank into CNB, and other noninterest expenses increased $158 thousand mainly due to higher expenses related to collection and other real estate owned activities when compared to the fourth quarter of 2010.

Income Taxes
The Company reported an income tax benefit of $941 thousand and $1.1 million for the first three months of 2011 and 2010, respectively.  The effective tax rate was a 46.5% benefit for the first quarter of 2011 and a 41.3% benefit for the first quarter of 2010.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $884.7 million at March 31, 2011, a 1.2% decrease since December 31, 2010. Average loans were $887.5 million for the three months ended March 31, 2011, which was 2.5% lower than the comparable amount for the same period last year.  Loan growth slowed when comparing the first quarter of 2011 to the first quarter of 2010, as the weakened economy continued to create fewer loan opportunities to originate high-quality credits.  At the same time we are experiencing slowing loan growth, net loan charge-offs continue at historically high levels.  However, net loan charge-offs have moved downward from $5.7 million in the first quarter of 2010 to $3.1 million in the first quarter of 2011.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans.  Construction loans were $135.4 million, or 15.3% of total loans, at March 31, 2011, compared to $144.0 million, or 16.1% of total loans, at December 31, 2010.  Commercial real estate loans were approximately $323.0 million, or 36.5% of total loans, at March 31, 2011, compared to $318.7 million, or 35.6% of total loans, at December 31, 2010.  We do not engage in foreign or subprime lending activities.

Because most of our loans are secured by real estate, weaknesses in the current local real estate market and construction industry, and lack of improvement in general economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Factors affecting loan performance and our overall financial performance include higher provisions for credit losses, loan charge-offs and nonperforming assets.

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

The provision for credit losses for the three months ended March 31, 2011 and 2010 was $6.4 million and $7.6 million, respectively. The provision for credit losses for the fourth quarter of 2010 was $4.4 million.  The continued historically large level of provision expense was the result of the overall increase in nonperforming assets and loan charge-offs, and management’s assessment of credit quality issues.  Because most of our loans are secured by real estate, declining property values and real estate sales are negatively impacting credit quality.  However, we continue to emphasize credit quality and believe that our underwriting guidelines are strong.  As problem loans are identified, management takes prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $3.1 million for the three months ended March 31, 2011, compared to $5.7 million for the same period last year and $3.3 million for the fourth quarter of 2010.  Most of the charge-offs in the first quarter of 2011 were residential real estate loans while most of the charge-offs in the first quarter of 2010 were construction loans.  A large portion of the loss on residential real estate loans during the first quarter of 2011 was from a single $1.3 million residential property.  The majority of losses on construction loans that occurred in the first quarter of 2010 related to one $3.4 million construction loan relationship.  The allowance for credit losses as a percentage of average loans increased to 1.97% for the first quarter of 2011, compared to 1.41% for the first quarter of 2010.  Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at March 31, 2011 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Allowance balance – beginning of period	$14,227	$10,876
Charge-offs:
Real estate – construction	(686)	(3,509)
Real estate – residential	(2,091)	(991)
Real estate – commercial	(228)	-
Commercial	(246)	(1,224)
Consumer	(75)	(166)
Total	(3,326)	(5,890)
Recoveries:
Real estate – construction	49	-
Real estate – residential	34	38
Real estate – commercial	-	101
Commercial	77	3
Consumer	20	46
Total	180	188
Net charge-offs	(3,146)	(5,702)
Provision for credit losses	6,390	7,617
Allowance balance – end of period	$17,471	$12,791

Average loans outstanding during the period	$887,531	$910,374
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	1.44%	2.54%
Allowance for credit losses at period end as a percentage of average loans	1.97%	1.41%

Nonperforming Assets
Nonperforming assets were $53.6 million at March 31, 2011, compared to $39.9 million at December 31, 2010.  The increase in nonaccrual loans during the first quarter of 2011 was primarily in residential and commercial real estate loans, mainly related to three borrower relationships totaling approximately $14.3 million.   Total nonperforming assets to total loans and other real estate owned increased to 6.02% at March 31, 2011, compared to 4.44% at December 31, 2010.  Loans 90 days or more past due and still accruing at March 31, 2011 increased to $5.5 million from $4.7 million at December 31, 2010.  Nonaccrual loans and loans 90 days or more past due and still accruing included troubled debt restructurings of $919 thousand and $200 thousand, respectively, at March 31, 2011.  The comparable troubled debt restructuring amounts were $3.1 million and $194 thousand, respectively, at December 31, 2010.

The following table summarizes our nonperforming assets and loans 90 days or more past due and still accruing:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Nonperforming assets
Nonaccrual loans
Real estate – construction	$15,359	$17,261
Real estate – residential	13,298	9,969
Real estate – commercial	16,266	5,133
Commercial	3,808	3,845
Consumer	29	30
Total nonaccrual loans	48,760	36,238
Other real estate owned	4,802	3,702
Total nonperforming assets	53,562	39,940
Loans 90 days or more past due and still accruing
Real estate – construction	-	-
Real estate – residential	3,026	3,454
Real estate – commercial	1,960	986
Commercial	502	174
Consumer	18	88
Total loans 90 days or more past due and still accruing	5,506	4,702
Total nonperforming assets and 90 days or more past due loans	$59,068	$44,642

Nonperforming assets to total loans and other real estate owned	6.02%	4.44%
Nonperforming assets to total assets	4.73%	3.53%
Nonperforming assets and 90 days or more past due loans, to total loans and other real estate owned	6.64%	4.97%
Nonperforming assets and 90 days or more past due loans to total assets	5.22%	3.95%

Investment Securities
Investment securities totaled $106.9 million at March 31, 2011, a $1.1 million, or 1.1%, increase since December 31, 2010. The average balance of investment securities was $106.2 million for the three months ended March 31, 2011, compared to $110.3 million for the same period in 2010.  The tax equivalent yields on investment securities were 2.70% and 3.58% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in the 2011 investment securities average balance when compared to the 2010 average balance reflected a shift to interest-bearing deposits for liquidity purposes.

Deposits
Total deposits at March 31, 2011 were $986.5 million, a $7.0 million, or less than one percent, increase when compared to the $979.5 million at December 31, 2010.  The increase was primarily in interest-bearing demand, money market and savings deposits which reflected a shift from certificates of deposit $100,000 or more.  This shift was attributable to management’s effort to reduce deposit pricing structures to reflect current market conditions and the Company’s liquidity needs.

Short-Term Borrowings
Short-term borrowings at March 31, 2011 and December 31, 2010 were $12.1 million and $16.0 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”).  Short-term advances are defined as those with original maturities of one year or less.  At March 31, 2011 and December 31, 2010, short-term borrowings included only repurchase agreements.  The decline since December 31, 2010 reflects less dependence on short-term borrowings for funding requirements.

Long-Term Debt
At March 31, 2011 and December 31, 2010, the Company had $932 thousand in long-term debt.  This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary.  The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  During the second quarter of 2009, we began participating in the IND program which resulted in increased deposits and liquidity.  The program has a five-year term and has a guaranteed minimum funding level of $70 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  The Banks are also members of the FHLB, which provides another source of liquidity.  Through the FHLB, the Banks had credit availability of approximately $27.5 million and $29.1 million at March 31, 2011 and December 31, 2010, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $120.9 million at March 31, 2011, compared to $122.5 million at December 31, 2010. The net loss and dividends paid contributed to the decrease in stockholders’ equity since the end of 2010.  To sustain capital and enhance capital ratios, the Company’s Board of Directors decreased the quarterly common stock dividend to $0.06 from $0.16 per share beginning with the dividend that was payable on February 26, 2010.  On May 9, 2011, the Company announced that the Board had further reduced the quarterly common stock dividend to $.01 per share, effective for the dividend payable May 31, 2011 to stockholders of record on May 19, 2011.  The Board believes that the most recent reduction should allow the Company to retain approximately $1.7 million in common equity per year.

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

A comparison of the Company’s capital ratios as of March 31, 2011 and December 31, 2010 to the minimum regulatory requirements is presented below:

			Minimum
	March 31,	December 31,	Regulatory
	2011	2010	Requirements
Tier 1 risk-based capital ratio	11.79%	11.81%	4.00%
Total risk-based capital ratio	13.05%	13.07%	8.00%
Leverage ratio	9.38%	9.53%	4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk.  This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010 under the caption “Market Risk Management”.  Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2010.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2011 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010.  Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 6.  Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SHORE BANCSHARES, INC.

Date: May 9, 2011	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer

Date: May 9, 2011	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).