Form 10-Q
period 2011-06-30
SHORE BANCSHARES INC
filed 2011-08-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,457,359 shares of common stock outstanding as of July 29, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$21,234	$19,680
Interest-bearing deposits with other banks	45,598	21,593
Federal funds sold	13,881	36,691
Investment securities:
Available for sale, at fair value	106,742	99,055
Held to maturity, at amortized cost – fair value of $6,747 (2011) and $6,851 (2010)	6,529	6,727

Loans	877,331	895,404
Less: allowance for credit losses	(16,358)	(14,227)
Loans, net	860,973	881,177

Premises and equipment, net	14,377	14,483
Goodwill	13,678	13,678
Other intangible assets, net	4,583	4,840
Other real estate and other assets owned, net	7,877	3,702
Other assets	28,719	28,685
TOTAL ASSETS	$1,124,191	$1,130,311

LIABILITIES
Deposits:
Noninterest-bearing	$130,789	$124,188
Interest-bearing	842,653	855,328
Total deposits	973,442	979,516

Short-term borrowings	18,251	16,041
Other liabilities	10,625	11,309
Long-term debt	932	932
TOTAL LIABILITIES	1,003,250	1,007,798

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,457,359 (2011) and 8,443,436 (2010)	85	84
Warrant	1,543	1,543
Additional paid in capital	30,334	30,242
Retained earnings	90,551	92,458
Accumulated other comprehensive loss	(1,572)	(1,814)
TOTAL STOCKHOLDERS’ EQUITY	120,941	122,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,124,191	$1,130,311

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$11,896	$13,047	$23,897	$25,921
Interest and dividends on investment securities:
Taxable	782	846	1,439	1,728
Tax-exempt	40	56	78	115
Interest on federal funds sold	5	14	21	26
Interest on deposits with other banks	12	4	18	5
Total interest income	12,735	13,967	25,453	27,795

INTEREST EXPENSE
Interest on deposits	2,769	3,242	5,602	6,627
Interest on short-term borrowings	13	19	26	51
Interest on long-term debt	11	15	21	31
Total interest expense	2,793	3,276	5,649	6,709

NET INTEREST INCOME	9,942	10,691	19,804	21,086
Provision for credit losses	5,395	4,917	11,785	12,534

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,547	5,774	8,019	8,552

NONINTEREST INCOME
Service charges on deposit accounts	744	831	1,448	1,617
Trust and investment fee income	418	372	794	788
Gains on sales of investment securities	2	-	81	-
Insurance agency commissions	2,475	2,595	4,985	5,484
Other noninterest income	742	770	1,468	1,561
Total noninterest income	4,381	4,568	8,776	9,450

NONINTEREST EXPENSE
Salaries and wages	4,104	4,363	8,350	8,853
Employee benefits	886	758	2,039	2,039
Occupancy expense	568	597	1,164	1,219
Furniture and equipment expense	291	313	563	613
Data processing	680	660	1,531	1,291
Directors’ fees	112	105	219	226
Amortization of other intangible assets	128	129	257	258
Insurance agency commissions expense	357	464	732	892
FDIC insurance premium expense	404	460	864	941
Other noninterest expenses	1,664	1,839	3,366	3,677
Total noninterest expense	9,194	9,688	19,085	20,009

(LOSS) INCOME BEFORE INCOME TAXES	(266)	654	(2,290)	(2,007)
Income tax (benefit) expense	(33)	209	(974)	(890)

NET (LOSS) INCOME	$(233)	$445	$(1,316)	$(1,117)

Basic net (loss) income per common share	$(0.03)	$0.05	$(0.16)	$(0.13)
Diluted net (loss) income per common share	$(0.03)	$0.05	$(0.16)	$(0.13)
Dividends paid per common share	$0.01	$0.06	$0.07	$0.12

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net (loss) income	$(233)	$445	$(1,316)	$(1,117)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,204	1,338	832	1,412
Tax effect	(490)	(538)	(340)	(568)
Reclassification of gains recognized in net income	(2)	-	(81)	-
Tax effect	1	-	33	-
Net of tax amount	713	800	444	844

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(714)	(2,135)	(337)	(3,466)
Tax effect	288	862	135	1,399
Net of tax amount	(426)	(1,273)	(202)	(2,067)
Total other comprehensive income (loss)	287	(473)	242	(1,223)
Comprehensive (loss) income	$54	$(28)	$(1,074)	$(2,340)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513

Comprehensive loss:
Net loss	-	-	-	(1,316)	-	(1,316)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	444	444
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(202)	(202)
Total comprehensive loss						(1,074)

Shares issued for employee stock-based awards	1	-	(1)	-	-	-

Stock-based compensation	-	-	93	-	-	93

Cash dividends paid ($0.07 per share)	-	-	-	(591)	-	(591)

Balances, June 30, 2011	$85	$1,543	$30,334	$90,551	$(1,572)	$120,941

Balances, January 1, 2010	$84	$1,543	$29,872	$96,151	$160	$127,810

Comprehensive loss:
Net loss	-	-	-	(1,117)	-	(1,117)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	844	844
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(2,067)	(2,067)
Total comprehensive loss						(2,340)

Stock-based compensation	-	-	209	-	-	209

Cash dividends paid ($0.12 per share)	-	-	-	(1,013)	-	(1,013)

Balances, June 30, 2010	$84	$1,543	$30,081	$94,021	$(1,063)	$124,666

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,316)	$(1,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	11,785	12,534
Depreciation and amortization	1,269	1,147
Discount accretion on debt securities	(44)	(63)
Stock-based compensation expense	137	209
Excess tax (expense) benefits from stock-based arrangements	(44)	2
Deferred income taxes	(1,306)	(1,668)
Gains on sales of securities	(81)	-
Gains on disposals of premises and equipment	(3)	-
Losses on sales of other real estate owned	235	577
Net changes in:
Accrued interest receivable	807	199
Other assets	(88)	945
Accrued interest payable	15	(384)
Other liabilities	(699)	(1,923)
Net cash provided by operating activities	10,667	10,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	25,058	26,343
Proceeds from sales of investment securities available for sale	12,073	-
Purchases of investment securities available for sale	(44,418)	(25,797)
Proceeds from maturities and principal payments of investment securities held to maturity	186	585
Net change in loans	3,365	742
Purchases of premises and equipment	(420)	(1,183)
Proceeds from sales of premises and equipment	4	-
Proceeds from sales of other real estate owned	644	784
Investment in unconsolidated subsidiary	-	(25)
Net cash (used in) provided by investing activities	(3,508)	1,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	6,601	(1,082)
Interest-bearing deposits	(12,674)	(18,247)
Short-term borrowings	2,210	(2,540)
Excess tax expense (benefits) from stock-based arrangements	44	(2)
Common stock dividends paid	(591)	(1,013)
Net cash used in financing activities	(4,410)	(22,884)
Net increase (decrease) in cash and cash equivalents	2,749	(10,977)
Cash and cash equivalents at beginning of period	77,964	75,646
Cash and cash equivalents at end of period	$80,713	$64,669

Supplemental cash flows information:
Interest paid	$5,635	$7,094
Income taxes paid	$1,861	$846
Transfers from loans to other real estate owned	$5,055	$216

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2011, the consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2011 and 2010, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2010 were derived from the 2010 audited financial statements. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010.  For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist:  (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ended March 31, 2012.  The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012.

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  As a result of ASU No. 2011-04, the following changes were made to U.S. GAAP.  First, the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets (that is, they do not apply to financial assets or any liabilities).  Second, whereas U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, ASU No. 2011-04 extends that prohibition to all fair value measurements.  Third, an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position.  Fourth, the fair value measurement of instruments classified within an entity’s stockholders’ equity has been aligned with the guidance for liabilities.  Fifth, disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

Note 2 – Earnings Per Share

Basic earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per common share are calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards and the warrant.  There is no dilutive effect on the loss per share during loss periods.  The following table provides information relating to the calculation of earnings/(loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net (loss) income available to common shareholders	$(233)	$445	$(1,316)	$(1,117)
Weighted average shares outstanding - Basic	8,446	8,443	8,445	8,440
Dilutive effect of stock-based awards and warrant	-	-	-	-
Weighted average shares outstanding - Diluted	8,446	8,443	8,445	8,440
(Loss) earnings per common share - Basic	$(0.03)	$0.05	$(0.16)	$(0.13)
(Loss) earnings per common share - Diluted	$(0.03)	$0.05	$(0.16)	$(0.13)

The calculations of diluted earnings/(loss) per share for the three and six months ended June 30, 2011 each excluded seven thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect of including them would have been antidilutive.  The calculations of diluted earnings/(loss) per share for the three and six months ended June 30, 2010 each excluded nine thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2011:
Obligations of U.S. Government agencies and corporations	$47,375	$1,030	$6	$48,399
Mortgage-backed securities	56,430	1,398	68	57,760
Equity securities	565	18	-	583
Total	$104,370	$2,446	$74	$106,742

December 31, 2010:
Obligations of U.S. Government agencies and corporations	$58,052	$921	$69	$58,904
Mortgage-backed securities	38,817	933	173	39,577
Equity securities	566	8	-	574
Total	$97,435	$1,862	$242	$99,055

Held-to-maturity securities:
June 30, 2011:
Obligations of states and political subdivisions	$6,529	$219	$1	$6,747

December 31, 2010:
Obligations of states and political subdivisions	$6,727	$143	$19	$6,851

The amortized cost and estimated fair values of investment securities by maturity date at June 30, 2011 are as follows:

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,019	$7,191	$304	$307
Due after one year through five years	20,310	20,509	3,220	3,316
Due after five years through ten years	10,650	11,032	1,994	2,077
Due after ten years	65,826	67,427	1,011	1,047
	103,805	106,159	6,529	6,747
Equity securities	565	583	-	-
Total	$104,370	$106,742	$6,529	$6,747

The maturity dates for debt securities are determined using contractual maturity dates.

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2011:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$1,369	$6	$-	$-	$1,369	$6
Mortgage-backed securities	14,640	68	-	-	14,640	68
Total	$16,009	$74	$-	$-	$16,009	$74

The available-for-sale securities have a fair value of approximately $106.7 million.  Of these securities, approximately $16.0 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.07%) when compared to total amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.

The following table provides information about gross unrealized losses and fair value by length of time that the individual held-to-maturity securities have been in a continuous unrealized loss position at June 30, 2011:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity securities:
Obligations of states and political subdivisions	$155	$1	$-	$-	$155	$1

The held-to-maturity securities have a fair value of approximately $6.7 million.  Approximately $155 thousand of these securities have unrealized losses when compared to their amortized cost.  All of the securities with unrealized losses in the held-to-maturity portfolio are municipal securities with modest duration risk, low credit risk, and minimal losses (approximately 0.02%) when compared to total amortized cost.  The unrealized losses that exist are the result of market changes in interest rates since the original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers that the unrealized losses in the held-to-maturity portfolio to be temporary.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware.  The following table provides information about the principal classes of the loan portfolio at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Construction	$128,140	$143,952
Residential real estate	332,134	333,738
Commercial real estate	327,307	318,726
Commercial	74,485	82,787
Consumer	15,265	16,201
Total loans	877,331	895,404
Allowance for credit losses	(16,358)	(14,227)
Total loans, net	$860,973	$881,177

Loans include deferred costs net of deferred fees of $123 thousand at June 30, 2011 and $38 thousand at December 31, 2010.

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms.  An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral.  The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Generally, the Company measures impairment on such loans by reference to the fair value of the collateral.  Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e.,  placing impaired loans on nonaccrual status).  Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment.  Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the allowance for credit losses.

Loans are evaluated on a case-by-case basis for impairment.  Once the amount of impairment has been determined, the uncollectible portion is charged off.  In some cases, a specific allocation within the allowance for credit losses is made until such time a charge-off is made.  At June 30, 2011, impaired loans had been reduced by partial charge-offs totaling $9.2 million, or 15.9%, of the unpaid principal balance.  In addition, $1.4 million in specific reserves were established against $6.7 million of impaired loans.  At December 31, 2010, impaired loans had been reduced by partial charge-offs totaling $8.3 million, or 18.6%, of the unpaid principal balance.  In addition, $203 thousand in specific reserves were established against $837 thousand of impaired loans.

A loan is considered a trouble debt restructuring if a concession is granted due to deterioration in a borrower's financial condition. At June 30, 2011 and December 31, 2010, the Company had troubled debt restructurings of $22.3 million and $21.4 million, respectively. Because these loans were performing in accordance with their modified terms, there were no specific reserves established against them.

Gross interest income of $1.4 million for the first six months of 2011, $2.1 million for fiscal year 2010 and $1.0 million for the first six months of 2010 would have been recorded if impaired loans had been current and performing in accordance with their original terms.  No interest was recorded on such loans for the first six months of 2011 or 2010.

The following tables provide information on impaired loans by loan class as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment
June 30, 2011
Impaired loans with no related allowance recorded:
Construction	$23,938	$18,129	$-	$16,916
Residential real estate	12,692	11,258	-	9,279
Commercial real estate	10,783	9,901	-	7,772
Commercial	2,768	2,423	-	2,919
Consumer	30	29	-	29
Total	50,211	41,740	-	36,915

Impaired loans with a related allowance recorded:
Construction	-	-	-	-
Residential real estate	956	929	289	2,539
Commercial real estate	5,921	5,240	506	4,408
Commercial	567	567	567	629
Consumer	-	-	-	-
Total	7,444	6,736	1,362	7,576

Total impaired loans:
Construction	23,938	18,129	-	16,916
Residential real estate	13,648	12,187	289	11,818
Commercial real estate	16,704	15,141	506	12,180
Commercial	3,335	2,990	567	3,548
Consumer	30	29	-	29
Total	$57,655	$48,476	$1,362	$44,491

(Dollars in thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment
December 31, 2010
Impaired loans with no related allowance recorded:
Construction	$22,643	$17,261	$-	$17,784
Residential real estate	11,038	9,132	-	8,368
Commercial real estate	5,558	5,133	-	3,827
Commercial	4,305	3,845	-	2,793
Consumer	30	30	-	56
Total	43,574	35,401	-	32,828

Impaired loans with a related allowance recorded:
Construction	-	-	-	1,596
Residential real estate	945	837	203	420
Commercial real estate	-	-	-	-
Commercial	-	-	-	398
Consumer	-	-	-	-
Total	945	837	203	2,414

Total impaired loans:
Construction	22,643	17,261	-	19,380
Residential real estate	11,983	9,969	203	8,788
Commercial real estate	5,558	5,133	-	3,827
Commercial	4,305	3,845	-	3,191
Consumer	30	30	-	56
Total	$44,519	$36,238	$203	$35,242

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio.  Loans that are identified as special mention, substandard and doubtful are adversely rated and are assigned higher risk ratings than favorably rated loans.

The following tables provide information on loan risk ratings as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
June 30, 2011
Pass/Performing	$60,273	$265,824	$262,221	$64,992	$15,139	$668,449
Special mention	26,799	22,651	15,150	1,731	2	66,333
Substandard	22,939	30,067	34,409	4,686	95	92,196
Doubtful	-	1,405	386	86	-	1,877
Nonaccrual	18,129	12,187	15,141	2,990	29	48,476
Total	$128,140	$332,134	$327,307	$74,485	$15,265	$877,331

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
December 31, 2010
Pass/Performing	$83,344	$283,895	$260,040	$73,502	$16,043	$716,824
Special mention	23,090	23,847	17,821	2,249	-	67,007
Substandard	20,257	13,752	35,732	3,088	128	72,957
Doubtful	-	2,275	-	103	-	2,378
Nonaccrual	17,261	9,969	5,133	3,845	30	36,238
Total	$143,952	$333,738	$318,726	$82,787	$16,201	$895,404

The following tables provide information on the aging of the loan portfolio as of June 30, 2011 and December 31, 2010.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
June 30, 2011
Construction	$110,011	$-	$-	$-	$-	$18,129	$128,140
Residential real estate	312,795	4,155	2,040	957	7,152	12,187	332,134
Commercial real estate	308,760	2,163	1,243	-	3,406	15,141	327,307
Commercial	70,663	274	532	26	832	2,990	74,485
Consumer	14,819	373	37	7	417	29	15,265
Total	$817,048	$6,965	$3,852	$990	$11,807	$48,476	$877,331

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
December 31, 2010
Construction	$124,892	$1,691	$108	$-	$1,799	$17,261	$143,952
Residential real estate	314,914	4,046	1,355	3,454	8,855	9,969	333,738
Commercial real estate	306,497	3,393	2,717	986	7,096	5,133	318,726
Commercial	77,833	470	465	174	1,109	3,845	82,787
Consumer	15,572	486	25	88	599	30	16,201
Total	$839,708	$10,086	$4,670	$4,702	$19,458	$36,238	$895,404

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual
June 30, 2011
Construction	85.9%	-%	-%	-%	-%	14.1%
Residential real estate	94.1	1.3	0.6	0.3	2.2	3.7
Commercial real estate	94.3	0.7	0.4	-	1.1	4.6
Commercial	94.9	0.4	0.7	-	1.1	4.0
Consumer	97.1	2.5	0.2	-	2.7	0.2
Total	93.2	0.8	0.4	0.1	1.3	5.5

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual
December 31, 2010
Construction	86.8%	1.1%	0.1%	-%	1.2%	12.0%
Residential real estate	94.4	1.2	0.4	1.0	2.6	3.0
Commercial real estate	96.2	1.0	0.9	0.3	2.2	1.6
Commercial	94.0	0.6	0.6	0.2	1.4	4.6
Consumer	96.1	3.0	0.2	0.5	3.7	0.2
Total	93.8	1.2	0.5	0.5	2.2	4.0

We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts.  Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis.  Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended June 30, 2011 and 2010.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2011
Allowance for credit losses:
Beginning balance	$3,324	$5,420	$5,280	$2,776	$591	$80	$17,471

Charge-offs	(728)	(2,390)	(2,265)	(1,525)	(40)	-	(6,948)
Recoveries	-	34	5	380	21	-	440
Net charge-offs	(728)	(2,356)	(2,260)	(1,145)	(19)	-	(6,508)

Provision	937	1,120	2,231	1,079	33	(5)	5,395
Ending balance	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2010
Allowance for credit losses:
Beginning balance	$3,035	$3,326	$3,806	$1,897	$516	$211	$12,791

Charge-offs	(681)	(2,525)	(46)	(1,164)	(145)	-	(4,561)
Recoveries	13	36	1	53	39	-	142
Net charge-offs	(668)	(2,489)	(45)	(1,111)	(106)	-	(4,419)

Provision	1,432	2,744	(531)	1,003	31	238	4,917
Ending balance	$3,799	$3,581	$3,230	$1,789	$441	$449	$13,289

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the six months ended June 30, 2011 and 2010.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(1,414)	(4,481)	(2,493)	(1,771)	(115)	-	(10,274)
Recoveries	49	68	5	457	41	-	620
Net charge-offs	(1,365)	(4,413)	(2,488)	(1,314)	(74)	-	(9,654)

Provision	1,571	3,764	4,074	2,602	42	(268)	11,785
Ending balance	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2010
Allowance for credit losses:
Beginning balance	$2,630	$1,528	$3,947	$2,132	$515	$124	$10,876

Charge-offs	(4,190)	(3,516)	(46)	(2,388)	(311)	-	(10,451)
Recoveries	13	74	102	56	85	-	330
Net charge-offs	(4,177)	(3,442)	56	(2,332)	(226)	-	(10,121)

Provision	5,346	5,495	(773)	1,989	152	325	12,534
Ending balance	$3,799	$3,581	$3,230	$1,789	$441	$449	$13,289

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2011 and 2010.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2011
Loans individually evaluated for impairment	$18,129	$12,187	$15,141	$2,990	$29	$-	$48,476
Loans collectively evaluated for impairment	110,011	319,947	312,166	71,495	15,236	-	828,855
Total loans	$128,140	$332,134	$327,307	$74,485	$15,265	$-	$877,331

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$289	$506	$567	$-	$-	$1,362
Loans collectively evaluated for impairment	3,533	3,895	4,745	2,143	605	75	14,996
Total allowance for credit losses	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2010
Loans individually evaluated for impairment	$20,449	$8,783	$4,224	$3,968	$64	$-	$37,488
Loans collectively evaluated for impairment	134,730	324,292	312,140	82,091	14,736	-	867,989
Total loans	$155,179	$333,075	$316,364	$86,059	$14,800	$-	$905,477

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$1,162	$-	$-	$200	$-	$-	$1,362
Loans collectively evaluated for impairment	2,637	3,581	3,230	1,589	441	449	11,927
Total allowance for credit losses	$3,799	$3,581	$3,230	$1,789	$441	$449	$13,289

Note 5 – Other Assets

The Company had the following other assets at June 30, 2011 and December 31, 2010.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonmarketable investment securities	$2,744	$2,949
Insurance premiums receivable	668	741
Accrued interest receivable	4,253	5,060
Deferred income taxes	8,713	7,578
Interest rate caps (1)	1,126	2,022
Prepaid FDIC premium expense	3,320	4,073
Other assets	7,895	6,262
Total	$28,719	$28,685

(1)  See Note 9 for further discussion.

Note 6 – Other Liabilities

The Company had the following other liabilities at June 30, 2011 and December 31, 2010.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Accrued interest payable	$875	$860
Counterparty collateral - interest rate caps (1)	1,189	1,390
Other liabilities	8,561	9,059
Total	$10,625	$11,309

(1)  See Note 9 for further discussion.

Note 7 - Stock-Based Compensation

At June 30, 2011, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company’s ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of June 30, 2011.

Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date.

During the three and six months ended June 30, 2011, the Company recognized pre-tax stock-based compensation expense of $68 thousand and $137 thousand, respectively,  compared to $93 thousand and $209 thousand, respectively, for the same periods last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $368 thousand as of June 30, 2011.  The weighted-average period over which this unrecognized expense was expected to be recognized was 1.1 years.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2011:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	44,127	$16.76
Granted	13,923	6.99
Vested	(12,271)	18.95
Cancelled	-	-
Nonvested at end of period	45,779	$13.20

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

The following table summarizes stock option activity for the Company for the six months ended June 30, 2011:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of period	8,420	$13.17
Granted	-	-
Exercised	-	-
Expired/Cancelled	(1,295)	13.17
Outstanding at end of period	7,125	13.17	$-

Exercisable at end of period	7,125	$13.17	$-

At June 30, 2011, all 7,125 outstanding options were exercisable, had a weighted average exercise price of $13.17 per share, and expire on April 11, 2012.

There was no aggregate intrinsic value of the options outstanding and exercisable based on the $6.98 market value per share of the Company’s common stock at June 30, 2011.  Since there were no options exercised during the first six months of 2011 or 2010, there was no intrinsic value of stock options exercised and no cash received on exercise of options.

Note 8 – Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring and disclosing fair value under GAAP. This accounting guidance requires disclosures about the fair values of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  At June 30, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of June 30, 2011, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

Assets Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.  All assets measured at fair value on a recurring basis were classified as Level 2 in the fair value hierarchy at June 30, 2011 and December 31, 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
June 30, 2011
U.S. Government agencies	$48,399	$-	$48,399	$-
Mortgage-backed securities	57,760	-	57,760	-
Other equity securities	583	-	583	-
Total	$106,742	$-	$106,742	$-

Interest rate caps	$1,126	$-	$1,126	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
December 31, 2010
U.S. Government agencies	$58,904	$-	$58,904	$-
Mortgage-backed securities	39,577	-	39,577	-
Other equity securities	574	-	574	-
Total	$99,055	$-	$99,055	$-

Interest rate caps	$2,022	$-	$2,022	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2011 and June 30, 2010.  All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the six months ended June 30, 2011
Impaired loans:
Beginning balance	$17,261	$9,766	$5,133	$3,845	$30	$36,035
Charge-offs	(1,177)	(3,917)	(2,187)	(1,544)	-	(8,825)
Payments	(639)	(4,268)	(1,951)	(422)	(1)	(7,281)
Transfers to other real estate owned	(1,719)	(522)	(1,577)	-	-	(3,818)
Return to performing	-	(1,907)	-	-	-	(1,907)
Additions	4,403	12,832	15,723	1,111	-	34,069
Changes in allowance	-	(86)	(506)	(567)	-	(1,159)
Ending balance	$18,129	$11,898	$14,635	$2,423	$29	$47,114

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the six months ended June 30, 2010
Impaired loans:
Beginning balance	$7,163	$4,246	$2,828	$1,560	$37	$15,834
Charge-offs	(4,100)	(3,088)	-	(1,604)	(30)	(8,822)
Payments	(1,513)	(1,923)	(27)	(82)	(2)	(3,547)
Transfers to other real estate owned	-	(212)	-	-	-	(212)
Return to performing	(462)	(655)	-	(582)	-	(1,699)
Additions	19,361	10,415	1,423	4,208	59	35,466
Changes in allowance	(1,162)	-	-	268	-	(894)
Ending balance	$19,287	$8,783	$4,224	$3,768	$64	$36,126

	For the Six Months Ended
(Dollars in thousands)	June 30,
	2011	2010
Other real estate owned:
Beginning balance	$3,702	$2,572
Sales	(712)	(838)
Write-downs	(168)	(522)
Additions	5,055	216
Ending balance	$7,877	$1,428

The following disclosures relate to the fair value of the Company’s financial instruments and include the methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents
For short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities
For all investments in debt securities, fair values are based on quoted market prices.  If a quoted market price is not available, then fair value is estimated using quoted market prices for similar securities.

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

Financial Liabilities
The fair values of demand deposits, savings accounts, and certain money market deposits are the amounts payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  These estimates do not take into consideration the value of core deposit intangibles.  Generally, the carrying amount of short-term borrowings is a reasonable estimate of fair value.  The fair values of securities sold under agreements to repurchase (included in short-term borrowings) and long-term debt are estimated using the rates offered for similar borrowings.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$80,713	$80,713	$77,964	$77,964
Investment securities	113,271	113,489	105,782	105,906
Loans	877,331	886,954	895,404	908,745
Less: allowance for loan losses	(16,358)	-	(14,227)	-
Total	$1,054,957	$1,081,156	$1,064,923	$1,092,615

Financial liabilities:
Deposits	$973,442	$976,368	$979,516	$983,257
Short-term borrowings	18,251	18,251	16,041	16,041
Long-term debt	932	962	932	982
Total	$992,625	$995,581	$996,489	$1,000,280

Note 9 – Derivative Instruments and Hedging Activities

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

During the second quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. The interest rate caps qualified for hedge accounting.  The aggregate fair value of these derivatives was an asset of $1.1 million at June 30, 2011 and $2.0 million at December 31, 2010.  The change in fair value included a $337 thousand adjustment to record unrealized holding losses on the interest rate caps and a $559 thousand charge to interest expense associated with the hedged money market deposit accounts.  The charge to interest expense associated with the hedged deposits over the next 12 months is expected to be $1.7 million.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  The counterparty collateral was $1.2 million at June 30, 2011 and $1.4 million at December 31, 2010.

Note 10 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  At June 30, 2011, total commitments to extend credit were approximately $133.5 million. The comparable amount was $137.1 million at December 31, 2010.  Outstanding letters of credit were approximately $14.5 million at June 30, 2011 and $15.6 million at December 31, 2010.

Note 11 – Segment Reporting

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

Selected financial information by business segments for the first six months of 2011 and 2010 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2011
Interest income	$25,387	$66	$-	$25,453
Interest expense	(5,628)	-	(21)	(5,649)
Provision for credit losses	(11,785)	-	-	(11,785)
Noninterest income	3,422	5,284	70	8,776
Noninterest expense	(11,390)	(4,743)	(2,952)	(19,085)
Net intersegment (expense) income	(2,876)	(244)	3,120	-
Loss before tax benefit	(2,870)	363	217	(2,290)
Income tax benefit	1,220	(154)	(92)	974
Net loss	$(1,650)	$209	$125	$(1,316)

Total assets	$1,102,389	$18,933	$2,869	$1,124,191

2010
Interest income	$27,708	$87	$-	$27,795
Interest expense	(6,665)	-	(44)	(6,709)
Provision for credit losses	(12,534)	-	-	(12,534)
Noninterest income	3,625	5,825	-	9,450
Noninterest expense	(11,820)	(4,983)	(3,206)	(20,009)
Net intersegment (expense) income	(2,828)	(243)	3,071	-
Loss before tax benefit	(2,514)	686	(179)	(2,007)
Income tax benefit	1,115	(304)	79	890
Net (loss) income	$(1,399)	$382	$(100)	$(1,117)

Total assets	$1,105,944	$20,153	$3,099	$1,129,196

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”).  Until January 1, 2011, the Company also served as the parent company to The Felton Bank located in Felton, Delaware.  On January 1, 2011, The Felton Bank merged into CNB, with CNB as the surviving bank.  The Banks operate 19 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and two insurance premium finance companies, Mubell Finance, LLC and ESFS, Inc. (all of the foregoing are collectively referred to as the “Insurance Subsidiary”).  Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc. The Company engages in the mortgage brokerage business under the name “Wye Mortgage Group” through a minority series investment in an unrelated Delaware limited liability company.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (i) Topic 450, “Contingencies”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC Topic 310, “Receivables”, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market.  Management uses many factors to estimate the inherent loss that may be present in our loan portfolio, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes.  Actual losses could differ significantly from management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another.  Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

Three basic components comprise our allowance for credit losses:  (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance.  Each component is determined based on estimates that can and do change when the actual events occur.  The specific allowance is established against impaired loans based on our assessment of the losses that may be associated with the individual loans.  The specific allowance remains until charge-offs are made.  An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral.  The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired.  Loans identified as special mention, substandard, and doubtful are adversely rated.  These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.  Loans that are favorably rated are grouped by type (commercial real estate and construction, residential real estate, commercial or consumer).  Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category.  The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the estimation of a borrower’s prospects of repayment, and the establishment of the allowance factors on the formula allowance and unallocated allowance components of the allowance.  The establishment of allowance factors is a continuing exercise, based on management’s ongoing assessment of the totality of all factors, including, but not limited to, delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio.  Allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based on the same volume and classification of loans.  Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income.  Errors in management’s perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

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

See Note 8, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for a further discussion of fair value.

OVERVIEW

The Company reported a net loss for the second quarter of 2011 of $233 thousand, or diluted loss per common share of $(0.03), compared to net income of $445 thousand, or diluted earnings per common share of $0.05, for the second quarter of 2010.  For the first quarter of 2011, the Company reported a net loss of $1.1 million, or diluted loss per common share of $(0.13).   The provision for credit losses for the second quarter of 2011 was $5.4 million, which was $478 thousand higher than the provision for the second quarter of 2010 but $995 thousand lower than the provision for the first quarter of 2011.  Annualized return on average assets was (0.08)% for the three months ended June 30, 2011, compared to 0.16% for the same period in 2010.  Annualized return on average stockholders’ equity was (0.77)% for the second quarter of 2011, compared to 1.42% for the second quarter of 2010.  For the first quarter of 2011, annualized return on average assets was (0.39)% and return on average equity was (3.59)%.

For the first six months of 2011, the Company reported a net loss of $1.3 million, or diluted loss per common share of $(0.16), compared to a net loss of $1.1 million, or diluted loss per common share of $(0.13), for the first six months of 2010.  Annualized return on average assets was (0.24)% for the six months ended June 30, 2011, compared to (0.20)% for the same period in 2010.  Annualized return on average stockholders’ equity was (2.18)% for the first six months of 2011, compared to (1.78)% for the first six months of 2010.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended June 30, 2011 was $9.9 million, compared to $10.7 million for the same period last year.  The decline was primarily due to a decrease in the balances of and yields earned on average earning assets.  The net interest margin was 3.80% for the second quarter of 2011, a decrease of 23 basis points when compared to the second quarter of 2010.  The combination of high levels of loan charge-offs and nonaccrual loans has negatively impacted our net interest income and net interest margin.  Net interest income increased in the second quarter of 2011 when compared to the first quarter of 2011 mainly due to a decrease in the balances of and rates paid on interest-bearing liabilities, which offset the decline in the balances of and yields earned on average earning assets. The Company was able to maintain the net interest margin at a slightly higher level for the second quarter of 2011 than for the first quarter of 2011.

Interest income was $12.7 million for the second quarter of 2011, a decrease of 8.8% from the second quarter of 2010. Average earning assets decreased 1.3% during the second quarter of 2011 when compared to the same period in 2010, while yields earned decreased 40 basis points to 4.86%, mainly due to loan activity.  Average loans decreased 3.0% and the yield earned on loans decreased 34 basis points.  Loans comprised 83.5% of total average earning assets for the second quarter of 2011, compared to 84.9% for the second quarter of 2010.  When comparing average balances of other earning assets for the second quarters of 2011 and 2010, federal funds sold shifted to interest-bearing deposits to take advantage of higher yields on interest-bearing deposits.  Interest income remained relatively unchanged when compared to the first quarter of 2011.  Average earning assets decreased slightly during the second quarter of 2011 when compared to the first quarter of 2011, and yields earned declined 2 basis points.

Interest expense was $2.8 million for the three months ended June 30, 2011, a decrease of 14.7% when compared to the same period last year. Average interest-bearing liabilities decreased 1.1%, and rates paid decreased 21 basis points to 1.29%, primarily due to changes in time deposits (certificates of deposit $100,000 or more and other time deposits).  For the three months ended June 30, 2011, the average balance of certificates of deposit $100,000 or more decreased 2.6% when compared to the same period last year, and the average rate paid on these certificates of deposit decreased 42 basis points to 1.67%.  When comparing the second quarter of 2011 to the second quarter of 2010, average other time deposits decreased 4.5% and the rate paid on average other time deposits decreased 54 basis points to 2.02%.  The decline in average time deposits reflected a decrease in the Company’s liquidity needs, and the lower rates reflected current market conditions.  When comparing the second quarter of 2011 to the first quarter of 2011, interest expense decreased 2.2% primarily due to a 1.0% decrease in average interest-bearing liabilities and a 3 basis point decline in rates paid on interest-bearing liabilities to 1.29%.

Net interest income for the six months ended June 30, 2011 was $19.8 million, a decrease of 6.1% when compared to the same period last year.  The decrease was mainly due to lower volumes of and yields earned on average earning assets.  The net interest margin decreased from 3.99% for the first six months of 2010 to 3.79% for the first six months of 2011.

Interest income was $25.5 million for the first six months of 2011, a decrease of 8.4% when compared to the first six months of 2010.  Average earning assets decreased 1.3% during the six months ended June 30, 2011 when compared to the same period in 2010, and yields earned decreased 38 basis points to 4.87% primarily due to the impact of loan activity.  When comparing the six-month period ended June 30, 2011 to the same period of last year, average loans decreased 2.8%, while the yield earned on loans decreased 30 basis points.  Loans comprised 83.5% and 84.8% of total average earning assets for the first six months of 2011 and 2010, respectively.

Interest expense was $5.6 million for the six months ended June 30, 2011, a decrease of 15.8% when compared to the same period last year.  Average interest-bearing liabilities decreased 1.1%, while rates paid decreased 23 basis points to 1.31% primarily due to time deposit activity.  For the six months ended June 30, 2011, the average balance of certificates of  deposit $100,000 or more decreased 1.4% when compared to the same period last year, while the average rate paid decreased 48 basis points to 1.69%.  When comparing the first six months of 2011 to the same period of 2010, average other time deposits decreased 4.8% and the rate paid on average other time deposits decreased 56 basis points to 2.06%.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2011 and 2010.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$881,976	$11,935	5.43%	$909,295	$13,083	5.77%
Investment securities
Taxable	106,609	782	2.94	103,284	846	3.29
Tax-exempt	4,581	60	5.27	6,460	85	5.30
Federal funds sold	24,310	5	0.09	38,001	14	0.15
Interest-bearing deposits	39,182	12	0.12	14,075	4	0.12
Total earning assets	1,056,658	12,794	4.86%	1,071,115	14,032	5.26%
Cash and due from banks	18,327			9,997
Other assets	68,190			67,860
Allowance for credit losses	(17,962)			(14,310)
Total assets	$1,125,213			$1,134,662

Interest-bearing liabilities
Demand deposits	$137,775	76	0.22%	$132,563	83	0.25%
Money market and savings deposits	261,869	633	0.97	259,273	467	0.72
Certificates of deposit $100,000 or more	244,805	1,022	1.67	251,340	1,311	2.09
Other time deposits	206,310	1,038	2.02	215,987	1,381	2.56
Interest-bearing deposits	850,759	2,769	1.31	859,163	3,242	1.51
Short-term borrowings	15,020	13	0.36	15,771	19	0.48
Long-term debt	932	11	4.51	1,429	15	4.40
Total interest-bearing liabilities	866,711	2,793	1.29%	876,363	3,276	1.50%
Noninterest-bearing deposits	126,081			117,586
Other liabilities	11,234			15,043
Stockholders’ equity	121,187			125,670
Total liabilities and stockholders’ equity	$1,125,213			$1,134,662

Net interest spread		$10,001	3.57%		$10,756	3.76%
Net interest margin			3.80%			4.03%

Tax-equivalent adjustment
Loans		$39			$36
Investment securities		20			29
Total		$59			$65

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$884,738	$23,975	5.46%	$909,831	$25,993	5.76%
Investment securities
Taxable	104,131	1,439	2.79	103,385	1,728	3.37
Tax-exempt	4,596	118	5.18	6,611	175	5.35
Federal funds sold	35,499	21	0.12	42,253	26	0.13
Interest-bearing deposits	30,432	18	0.12	11,177	5	0.10
Total earning assets	1,059,396	25,571	4.87%	1,073,257	27,927	5.25%
Cash and due from banks	18,819			12,197
Other assets	66,711			67,889
Allowance for credit losses	(16,811)			(13,238)
Total assets	$1,128,115			$1,140,105

Interest-bearing liabilities
Demand deposits	$134,719	149	0.22%	$130,287	163	0.25%
Money market and savings deposits	261,358	1,228	0.95	258,180	895	0.70
Certificates of deposit $100,000 or more	251,953	2,108	1.69	255,416	2,744	2.17
Other time deposits	207,300	2,117	2.06	217,849	2,825	2.62
Interest-bearing deposits	855,330	5,602	1.32	861,732	6,627	1.55
Short-term borrowings	14,595	26	0.36	16,896	51	0.60
Long-term debt	932	21	4.53	1,429	31	4.43
Total interest-bearing liabilities	870,857	5,649	1.31%	880,057	6,709	1.54%
Noninterest-bearing deposits	124,201			117,759
Other liabilities	11,234			15,420
Stockholders’ equity	121,823			126,869
Total liabilities and stockholders’ equity	$1,128,115			$1,140,105

Net interest spread		$19,922	3.56%		$21,218	3.71%
Net interest margin			3.79%			3.99%

Tax-equivalent adjustment
Loans		$78			$72
Investment securities		40			60
Total		$118			$132

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2011 and 2010 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income
Noninterest income for the second quarter of 2011 decreased $187 thousand, or 4.1%, when compared to the second quarter of 2010.  The decline was primarily due to a decrease in insurance agency commissions of $120 thousand, reflecting the continuing soft market in the insurance industry, and a decrease in service charges on deposit accounts of $87 thousand.  Noninterest income remained relatively unchanged when compared to the first quarter of 2011.  Decreases in investment securities gains and insurance agency commissions were mainly offset by increases in service charges on deposit accounts and trust and investment fee income.

Noninterest income for the first six months of 2011 decreased $674 thousand, or 7.1%, when compared to the first six months of 2010.  As with the second quarter of 2011 results, the decrease was mainly due to declines in insurance agency commissions and service charges on deposit accounts.

Noninterest Expense
Noninterest expense for the second quarter of 2011 decreased $494 thousand, or 5.1%, when compared to the second quarter of 2010.  Salaries and wages decreased $259 thousand, insurance agency commissions expense decreased $107 thousand, and other noninterest expenses decreased $175 thousand mainly due to lower expenses related to other real estate owned activities.  These expenses were partially offset by higher employee benefits, which increased because expenses accrued for profit sharing plans were reduced during the second quarter of 2010.

Noninterest expense decreased $697 thousand, or 7.0%, from the first quarter of 2011 mainly due to lower salaries, employee benefits and data processing expenses.  Employee benefits declined primarily because the Company incurred costs relating to a new wellness program during the first quarter of 2011 and because forfeitures were used to reduce 401K costs during the second quarter of 2011.  Data processing expenses decreased mainly because the Company incurred data processing charges relating to the merger of The Felton Bank into CNB during the first quarter of 2011.

Noninterest expense for the first six months of 2011 decreased $924 thousand, or 4.6%, when compared to the first six months of 2010.  The primary reason for the decrease was lower expenses related to salaries, which included lower amounts for bonus and stock-based compensation expenses, insurance agency commissions and other real estate owned activities.  These expenses were partially offset by higher data processing charges relating to the merger of The Felton Bank into CNB during the first quarter of 2011.

Income Taxes
The Company reported an income tax benefit of $33 thousand for the second quarter of 2011, compared to income tax expense of $209 thousand for the second quarter of 2010.  The effective tax rate for the second quarter of 2011 was a 12.4% benefit, compared to 32.0% for the second quarter of 2010.  The effective tax rate for the second quarter of 2011 was impacted by a disallowed exclusion for U.S. Government agency securities income. The Company reported an income tax benefit of $974 thousand and $890 thousand for the first six months of 2011 and 2010, respectively.  The effective tax rate for the six months ended June 30, 2011 was a 42.5% benefit, compared to a 44.3% benefit for the same period of 2010.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $877.3 million at June 30, 2011, a 2.0% decrease since December 31, 2010. Average loans were $882.0 million for the three months ended June 30, 2011, which was 3.0% lower than the comparable amount for the same period last year.  For the six months ended June 30, 2011, average loans were $884.7 million, which was 2.8% lower than average loans for the same period in 2010.  Loan growth slowed when compared to the prior year, as our pervasively soft overall local economy provided fewer high-quality loan opportunities.  At the same time we are experiencing slowing loan growth, net loan charge-offs continue at historically high levels.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans.  Construction loans were $128.1 million, or 14.6% of total loans, at June 30, 2011, compared to $144.0 million, or 16.1% of total loans, at December 31, 2010.  Commercial real estate loans were approximately $327.3 million, or 37.3% of total loans, at June 30, 2011, compared to $318.7 million, or 35.6% of total loans, at December 31, 2010.  We do not engage in foreign or subprime lending activities.

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

Allowance for Credit Losses
We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts.  Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis.  The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility.  A loan is placed on nonaccrual status when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.  Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

The provision for credit losses for the three months ended June 30, 2011 and 2010 was $5.4 million and $4.9 million, respectively. The provision for credit losses for the first quarter of 2011 was $6.4 million.  The provision for credit losses for the first six months of 2011 and 2010 was $11.8 million and $12.5 million, respectively. The continued historically high level of provision expense was the result of the overall increase in nonperforming assets and loan charge-offs, and management’s assessment of credit quality issues.  Because most of our loans are secured by real estate, declining property values and real estate sales are negatively impacting credit quality.  However, we continue to emphasize credit quality and believe that our underwriting guidelines are strong.  As problem loans are identified, management takes prompt action to quantify and minimize losses and also works with the borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $6.5 million for the three months ended June 30, 2011, compared to $4.4 million for the same period last year and $3.1 million for the first quarter of 2011.  We recorded large residential real estate and commercial loan charge-offs during the second quarter of 2011 and the second quarter of 2010.  During the second quarter of 2011, we also recorded large commercial real estate loan charge-offs.  The allowance for credit losses as a percentage of average loans increased to 1.85% for the second quarter of 2011, compared to 1.46% for the second quarter of 2010.  Net charge-offs were $9.7 million for the first six months of 2011, compared to $10.1 million for the same period in 2010. The allowance for credit losses as a percentage of average loans was 1.85% and 1.46% for the first six months of 2011 and 2010, respectively. Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at June 30, 2011 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance balance – beginning of period	$17,471	$12,791	$14,227	$10,876
Charge-offs:
Construction	(728)	(681)	(1,414)	(4,190)
Residential real estate	(2,390)	(2,525)	(4,481)	(3,516)
Commercial real estate	(2,265)	(46)	(2,493)	(46)
Commercial	(1,525)	(1,164)	(1,771)	(2,388)
Consumer	(40)	(145)	(115)	(311)
Totals	(6,948)	(4,561)	(10,274)	(10,451)
Recoveries:
Construction	-	13	49	13
Residential real estate	34	36	68	74
Commercial real estate	5	1	5	102
Commercial	380	53	457	56
Consumer	21	39	41	85
Totals	440	142	620	330
Net charge-offs	(6,508)	(4,419)	(9,654)	(10,121)
Provision for credit losses	5,395	4,917	11,785	12,534
Allowance balance – end of period	$16,358	$13,289	$16,358	$13,289

Average loans outstanding during the period	$881,976	$909,295	$884,738	$909,831
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	2.96%	1.95%	2.20%	2.24%
Allowance for credit losses at period end as a percentage of average loans	1.85%	1.46%	1.85%	1.46%

Nonperforming Assets
Nonperforming assets were $79.6 million at June 30, 2011, compared to $66.0 million at December 31, 2010.  Nonaccrual loans increased $12.2 million during the first half of 2011.  The increase was primarily in residential and commercial real estate loans, and mainly related to three borrower relationships totaling approximately $14.3 million.  Loans 90 days or more past due and still accruing decreased $3.7 million during the first six months of 2011.  The decrease was evenly divided among these credits either migrating to nonaccrual loans, being restructured or returning to performing status.  Troubled debt restructurings increased $871 thousand during the first half of 2011 of which $2.9 million was an increase in the residential real estate loan category.  This increase was mostly offset by decreases in all other loan categories.  Other real estate owned increased $4.2 million to $7.9 million at June 30, 2011 from $3.7 million at the end of 2010.  The ratio of total nonperforming assets to total loans and other real estate owned increased to 8.99% at June 30, 2011, compared to 7.34% at December 31, 2010.

The following table summarizes our nonperforming assets:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Nonperforming assets
Nonaccrual loans
Construction	$18,129	$17,261
Residential real estate	12,187	9,969
Commercial real estate	15,141	5,133
Commercial	2,990	3,845
Consumer	29	30
Total nonaccrual loans	48,476	36,238

Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	957	3,454
Commercial real estate	-	986
Commercial	26	174
Consumer	7	88
Total loans 90 days or more past due and still accruing	990	4,702

Troubled debt restructurings
Construction	10,078	10,914
Residential real estate	7,517	4,636
Commercial real estate	4,669	5,314
Commercial	-	529
Consumer	-	-
Total troubled debt restructurings	22,264	21,393
Total nonperforming loans	71,730	62,333
Other real estate owned	7,877	3,702
Total nonperforming assets	$79,607	$66,035

Nonaccrual loans to total loans	5.53%	4.05%
Nonaccrual loans to total assets	4.31%	3.21%
Nonperforming assets to total loans and other real estate owned	8.99%	7.34%
Nonperforming assets to total assets	7.08%	5.84%

Investment Securities
Investment securities totaled $113.3 million at June 30, 2011, a $7.5 million, or 7.1%, increase since December 31, 2010. The average balance of investment securities was $111.2 million for the three months ended June 30, 2011, compared to $109.7 million for the same period in 2010.  The tax equivalent yields on investment securities were 3.04% and 3.40% for the three months ended June 30, 2011 and 2010, respectively.  The average balance of investment securities was $108.7 million for the six months ended June 30, 2011, compared to $110.0 million for the same period in 2010.  The tax equivalent yields on investment securities were 2.89% and 3.49% for the first six months of 2011 and 2010, respectively. Investment securities comprised 10.5% of total average earning assets for the second quarter of 2011, somewhat higher than the 10.2% for the second quarter of 2010.  For the first six months of 2011 and 2010, investment securities were 10.3% and 10.2% of total average earning assets, respectively.

Deposits
Total deposits at June 30, 2011 were $973.4 million, a $6.1 million, or less than 1%, decrease when compared to the $979.5 million at December 31, 2010.  The increase in noninterest-bearing demand, interest-bearing demand, and money market and savings deposits was more than offset by the decreases in time deposits, primarily in certificates of deposit $100,000 or more.  This shift from time deposits was attributable to management’s effort to reduce deposit pricing structures to reflect current market conditions and the Company’s liquidity needs.

Short-Term Borrowings
Short-term borrowings at June 30, 2011 and December 31, 2010 were $18.3 million and $16.0 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”).  Short-term advances are defined as those with original maturities of one year or less.  At June 30, 2011 and December 31, 2010, short-term borrowings included only repurchase agreements.  The increase since December 31, 2010 reflected more dependence on short-term borrowings for funding requirements.

Long-Term Debt
At June 30, 2011 and December 31, 2010, the Company had $932 thousand in long-term debt.  This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary.  The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years, with the final payment due on October 1, 2012.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  During the second quarter of 2009, we began participating in the Promontory Insured Network Deposits Program which resulted in increased deposits and liquidity.  The program has a five-year term and has a guaranteed minimum funding level of $70 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  The Banks are also members of the FHLB, which provides another source of liquidity.  Through the FHLB, the Banks had credit availability of approximately $27.9 million and $29.1 million at June 30, 2011 and December 31, 2010, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $120.9 million at June 30, 2011, compared to $122.5 million at December 31, 2010. The net loss and dividends paid contributed to the decrease in stockholders’ equity since the end of 2010.  To sustain capital and enhance capital ratios, the Company’s Board of Directors decreased the quarterly cash dividend on the common stock to $0.01 per share from $0.06 per share beginning with the dividend that was payable on May 31, 2011.  This dividend reduction will allow the Company to retain approximately $1.7 million in common equity per year.

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

A comparison of the Company’s capital ratios as of June 30, 2011 and December 31, 2010 to the minimum regulatory requirements is presented below:

			Minimum
	June 30,	December 31,	Regulatory
	2011	2010	Requirements
Tier 1 risk-based capital ratio	11.93%	11.81%	4.00%
Total risk-based capital ratio	13.19%	13.07%	8.00%
Leverage ratio	9.42%	9.53%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2011 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: August 8, 2011	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer

Date: August 8, 2011	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).