Form 10-Q
period 2011-09-30
SHORE BANCSHARES INC
filed 2011-11-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,457,359 shares of common stock outstanding as of October 31, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Cash and due from banks	$26,519	$19,680
Interest-bearing deposits with other banks	92,293	21,593
Federal funds sold	9,966	36,691
Investment securities:
Available for sale, at fair value	105,804	99,055
Held to maturity, at amortized cost – fair value of $6,803 (2011) and $6,851 (2010)	6,524	6,727

Loans	862,566	895,404
Less: allowance for credit losses	(13,540)	(14,227)
Loans, net	849,026	881,177

Premises and equipment, net	14,236	14,483
Goodwill	12,454	13,678
Other intangible assets, net	4,334	4,840
Other real estate and other assets owned, net	9,865	3,702
Other assets	26,515	28,685
TOTAL ASSETS	$1,157,536	$1,130,311

LIABILITIES
Deposits:
Noninterest-bearing	$135,822	$124,188
Interest-bearing	876,097	855,328
Total deposits	1,011,919	979,516

Short-term borrowings	15,292	16,041
Other liabilities	8,407	11,309
Long-term debt	932	932
TOTAL LIABILITIES	1,036,550	1,007,798

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,457,359 (2011) and 8,443,436 (2010)	85	84
Warrant	1,543	1,543
Additional paid in capital	30,438	30,242
Retained earnings	90,560	92,458
Accumulated other comprehensive loss	(1,640)	(1,814)
TOTAL STOCKHOLDERS’ EQUITY	120,986	122,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,536	$1,130,311

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$12,003	$13,083	$35,900	$39,004
Interest and dividends on investment securities:
Taxable	795	677	2,234	2,405
Tax-exempt	38	50	116	165
Interest on federal funds sold	3	21	24	47
Interest on deposits with other banks	29	6	47	11
Total interest income	12,868	13,837	38,321	41,632

INTEREST EXPENSE
Interest on deposits	2,720	3,117	8,322	9,744
Interest on short-term borrowings	15	17	41	68
Interest on long-term debt	10	16	31	47
Total interest expense	2,745	3,150	8,394	9,859

NET INTEREST INCOME	10,123	10,687	29,927	31,773
Provision for credit losses	3,650	4,193	15,435	16,727

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,473	6,494	14,492	15,046

NONINTEREST INCOME
Service charges on deposit accounts	697	841	2,145	2,458
Trust and investment fee income	389	357	1,183	1,145
Gains on sales of investment securities	354	-	435	-
Insurance agency commissions	2,312	2,513	7,297	7,997
Other noninterest income	771	932	2,239	2,493
Total noninterest income	4,523	4,643	13,299	14,093

NONINTEREST EXPENSE
Salaries and wages	4,097	4,404	12,447	13,257
Employee benefits	878	897	2,917	2,936
Occupancy expense	585	547	1,749	1,766
Furniture and equipment expense	262	325	825	938
Data processing	661	696	2,192	1,987
Directors’ fees	198	118	417	344
Goodwill and other intangible assets impairment	1,344	3,051	1,344	3,051
Amortization of other intangible assets	129	128	386	386
Insurance agency commissions expense	250	338	982	1,230
FDIC insurance premium expense	180	448	1,044	1,389
Other noninterest expenses	2,093	1,677	5,459	5,354
Total noninterest expense	10,677	12,629	29,762	32,638

INCOME (LOSS) BEFORE INCOME TAXES	319	(1,492)	(1,971)	(3,499)
Income tax expense (benefit)	225	(92)	(749)	(982)

NET INCOME (LOSS)	$94	$(1,400)	$(1,222)	$(2,517)

Basic net income (loss) per common share	$0.01	$(0.17)	$(0.14)	$(0.30)
Diluted net income (loss) per common share	$0.01	$(0.17)	$(0.14)	$(0.30)
Dividends paid per common share	$0.01	$0.06	$0.08	$0.18

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$94	$(1,400)	$(1,222)	$(2,517)

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	723	242	1,555	1,654
Tax effect	(292)	(97)	(632)	(665)
Reclassification of gains recognized in net income	(354)	-	(435)	-
Tax effect	143	-	176	-
Net of tax amount	220	145	664	989

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(484)	(1,077)	(821)	(4,543)
Tax effect	196	435	331	1,834
Net of tax amount	(288)	(642)	(490)	(2,709)
Total other comprehensive (loss) income	(68)	(497)	174	(1,720)
Comprehensive income (loss)	$26	$(1,897)	$(1,048)	$(4,237)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513

Comprehensive loss:
Net loss	-	-	-	(1,222)	-	(1,222)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	664	664
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(490)	(490)
Total comprehensive loss						(1,048)

Shares issued for employee stock-based awards	1	-	(1)	-	-	-

Stock-based compensation	-	-	197	-	-	197

Cash dividends paid ($0.08 per share)	-	-	-	(676)	-	(676)

Balances, September 30, 2011	$85	$1,543	$30,438	$90,560	$(1,640)	$120,986

Balances, January 1, 2010	$84	$1,543	$29,872	$96,151	$160	$127,810

Comprehensive loss:
Net loss	-	-	-	(2,517)	-	(2,517)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	989	989
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(2,709)	(2,709)
Total comprehensive loss						(4,237)

Stock-based compensation	-	-	301	-	-	301

Cash dividends paid ($0.18 per share)	-	-	-	(1,519)	-	(1,519)

Balances, September 30, 2010	$84	$1,543	$30,173	$92,115	$(1,560)	$122,355

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,222)	$(2,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	15,435	16,727
Goodwill and other intangible assets impairment	1,344	3,051
Depreciation and amortization	1,802	1,835
Discount accretion on debt securities	(94)	(91)
Stock-based compensation expense	241	301
Excess tax (expense) benefit from stock-based arrangements	(44)	3
Deferred income tax benefit	(880)	(2,213)
Gains on sales of investment securities	(435)	-
Losses on disposals of premises and equipment	4	-
Losses on sales of other real estate owned	651	713
Net changes in:
Accrued interest receivable	1,039	90
Other assets	1,031	1,189
Accrued interest payable	(172)	(855)
Other liabilities	(2,730)	(4,572)
Net cash provided by operating activities	15,970	13,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	42,746	44,113
Proceeds from sales of investment securities available for sale	17,446	-
Purchases of investment securities available for sale	(65,927)	(41,580)
Proceeds from maturities and principal payments of investment securities held to maturity	186	1,070
Net change in loans	7,025	(5,030)
Purchases of premises and equipment	(525)	(1,253)
Proceeds from sales of premises and equipment	4	-
Proceeds from sales of other real estate owned	2,879	990
Investment in unconsolidated subsidiary	(12)	(25)
Net cash provided by (used in) investing activities	3,822	(1,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	11,634	(1,012)
Interest-bearing deposits	20,769	(7,497)
Short-term borrowings	(749)	(2,622)
Excess tax expense (benefits) from stock-based arrangements	44	(3)
Common stock dividends paid	(676)	(1,519)
Net cash provided by (used in) financing activities	31,022	(12,653)
Net increase (decrease) in cash and cash equivalents	50,814	(707)
Cash and cash equivalents at beginning of period	77,964	75,646
Cash and cash equivalents at end of period	$128,778	$74,939

Supplemental cash flows information:
Interest paid	$8,567	$10,715
Income taxes paid	$1,986	$988
Transfers from loans to other real estate owned	$9,693	$668

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated.The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2011, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2010 were derived from the 2010 audited financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010.  For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ending March 31, 2012.  The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012.

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

ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment."  ASU 2011-08 amends Topic 350, "Intangibles – Goodwill and Other," to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company's financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income (loss) available to common shareholders	$94	$(1,400)	$(1,222)	$(2,517)
Weighted average shares outstanding – Basic	8,457	8,443	8,449	8,441
Dilutive effect of stock-based awards and warrant	-	-	-	-
Weighted average shares outstanding – Diluted	8,457	8,443	8,449	8,441
Earnings (loss) per common share – Basic	$0.01	$(0.17)	$(0.14)	$(0.30)
Earnings (loss) per common share – Diluted	$0.01	$(0.17)	$(0.14)	$(0.30)

The calculations of diluted earnings/(loss) per share for the three and nine months ended September 30, 2011 each excluded seven thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect of including them would have been antidilutive.  The calculations of diluted earnings/(loss) per share for the three and nine months ended September 30, 2010 each excluded eight thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2011:
Obligations of U.S. Government agencies and corporations	$39,888	$947	$2	$40,833
Mortgage-backed securities	62,607	1,819	52	64,374
Equity securities	569	28	-	597
Total	$103,064	$2,794	$54	$105,804

December 31, 2010:
Obligations of U.S. Government agencies and corporations	$58,052	$921	$69	$58,904
Mortgage-backed securities	38,817	933	173	39,577
Equity securities	566	8	-	574
Total	$97,435	$1,862	$242	$99,055

Held-to-maturity securities:
September 30, 2011:
Obligations of states and political subdivisions	$6,524	$279	$-	$6,803

December 31, 2010:
Obligations of states and political subdivisions	$6,727	$143	$19	$6,851

The amortized cost and estimated fair values of investment securities by maturity date at September 30, 2011 are as follows:

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,003	$7,109	$693	$696
Due after one year through five years	18,428	18,574	3,524	3,643
Due after five years through ten years	5,005	5,187	1,297	1,374
Due after ten years	72,059	74,337	1,010	1,090
	102,495	105,207	6,524	6,803
Equity securities	569	597	-	-
Total	$103,064	$105,804	$6,524	$6,803

The maturity dates for debt securities are determined using contractual maturity dates.

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2011:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$1,997	$2	$-	$-	$1,997	$2
Mortgage-backed securities	7,861	52	-	-	7,861	52
Total	$9,858	$54	$-	$-	$9,858	$54

The available-for-sale securities have a fair value of approximately $105.8 million.  Of these securities, approximately $9.9 million have unrealized losses when compared to their amortized cost.  The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.05%) when compared to total amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary.  There were no unrealized losses in the held-to-maturity securities portfolio at September 30, 2011.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware.  The following table provides information about the principal classes of the loan portfolio at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Construction	$127,019	$143,952
Residential real estate	327,755	333,738
Commercial real estate	321,544	318,726
Commercial	71,482	82,787
Consumer	14,766	16,201
Total loans	862,566	895,404
Allowance for credit losses	(13,540)	(14,227)
Total loans, net	$849,026	$881,177

Loans include deferred costs net of deferred fees of $151 thousand at September 30, 2011 and $38 thousand at December 31, 2010.

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

Loans are evaluated on a case-by-case basis for impairment.  Once the amount of impairment has been determined, the uncollectible portion is charged off.  In some cases, a specific allocation within the allowance for credit losses is made until such time a charge-off is made.  Impaired nonaccrual loans were $49.6 million and $36.2 million at the end of September 2011 and December 2010, respectively.  At September 30, 2011, impaired nonaccrual loans had been reduced by partial charge-offs totaling $12.4 million, or 19.9% of the aggregate unpaid principal balance.  In addition, a $90 thousand impaired loan had a specific reserve established against it for the total amount of our recorded investment.  At December 31, 2010, impaired nonaccrual loans had been reduced by partial charge-offs totaling $8.3 million, or 18.6% of the aggregate unpaid principal balance.  In addition, $203 thousand in specific reserves were established against $837 thousand of impaired nonaccrual loans.

A loan is considered a troubled debt restructuring if a concession is granted due to deterioration in a borrower’s financial condition.  At September 30, 2011 and December 31, 2010, the Company had impaired accruing troubled debt restructurings of $22.9 million and $25.2 million, respectively.

Gross interest income of $1.9 million for the first nine months of 2011, $2.1 million for fiscal year 2010 and $1.6 million for the first nine months of 2010 would have been recorded if impaired loans had been current and performing in accordance with their original terms.  No interest was recorded on such loans for the first nine months of 2011 or 2010.

The following tables provide information on impaired loans by loan class as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
September 30, 2011
Impaired nonaccrual loans:
Construction	$23,909	$17,348	$-	$-	$17,024
Residential real estate	20,386	17,335	90	90	13,220
Commercial real estate	15,147	13,078	-	-	12,405
Commercial	2,450	1,690	-	-	3,083
Consumer	41	40	-	-	32
Total	61,933	49,491	90	90	45,764

Impaired accruing restructured loans:
Construction	10,078	10,078	-	-	10,446
Residential real estate	2,519	2,519	-	-	6,535
Commercial real estate	10,332	10,332	-	-	7,605
Commercial	-	-	-	-	226
Consumer	-	-	-	-	-
Total	22,929	22,929	-	-	24,812

Total impaired loans:
Construction	33,987	27,426	-	-	27,470
Residential real estate	22,905	19,854	90	90	19,755
Commercial real estate	25,479	23,410	-	-	20,010
Commercial	2,450	1,690	-	-	3,309
Consumer	41	40	-	-	32
Total	$84,862	$72,420	$90	$90	$70,576

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2010
Impaired nonaccrual loans:
Construction	$22,643	$17,261	$-	$-	$19,380
Residential real estate	11,983	9,132	837	203	8,788
Commercial real estate	5,558	5,133	-	-	3,827
Commercial	4,305	3,845	-	-	3,191
Consumer	30	30	-	-	56
Total	44,519	35,401	837	203	35,242

Impaired accruing restructured loans:
Construction	10,914	10,914	-	-	3,110
Residential real estate	5,561	5,561	-	-	4,658
Commercial real estate	8,147	8,147	-	-	2,129
Commercial	529	529	-	-	171
Consumer	-	-	-	-	-
Total	25,151	25,151	-	-	10,068

Total impaired loans:
Construction	33,557	28,175	-	-	22,490
Residential real estate	17,544	14,693	837	203	13,446
Commercial real estate	13,705	13,280	-	-	5,956
Commercial	4,834	4,374	-	-	3,362
Consumer	30	30	-	-	56
Total	$69,670	$60,552	$837	$203	$45,310

The following tables provide information on troubled debt restructurings by loan class as of September 30, 2011 and December 31, 2010.  The amounts include nonaccrual troubled debt restructurings.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment
Troubled debt restructurings:
September 30, 2011
Construction	5	$11,216	$10,846
Residential real estate	23	12,533	10,840
Commercial real estate	19	15,814	14,754
Commercial	-	-	-
Consumer	-	-	-
Total	47	$39,463	$36,440

December 31, 2010
Construction	5	$11,075	$10,926
Residential real estate	31	7,986	7,388
Commercial real estate	16	9,424	9,417
Commercial	3	529	529
Consumer	-	-	-
Total	55	$29,014	$28,260

(Dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted:
September 30, 2011
Construction	3	$768
Residential real estate	13	8,321
Commercial real estate	5	5,317
Commercial	-	-
Consumer	-	-
Total	21	$14,406

December 31, 2010
Construction	1	$12
Residential real estate	13	2,752
Commercial real estate	6	4,103
Commercial	-	-
Consumer	-	-
Total	20	$6,867

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio.  Loans that are identified as special mention, substandard and doubtful are adversely rated and are assigned higher risk ratings than favorably rated loans.

The following tables provide information on loan risk ratings as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
September 30, 2011
Pass/Performing	$55,478	$266,163	$261,056	$63,592	$14,632	$660,921
Special mention	30,596	20,486	14,601	1,729	33	67,445
Substandard	23,597	22,725	32,809	4,388	61	83,580
Doubtful	-	956	-	83	-	1,039
Nonaccrual	17,348	17,425	13,078	1,690	40	49,581
Total	$127,019	$327,755	$321,544	$71,482	$14,766	$862,566

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
December 31, 2010
Pass/Performing	$83,344	$283,895	$260,040	$73,502	$16,043	$716,824
Special mention	23,090	23,847	17,821	2,249	-	67,007
Substandard	20,257	13,752	35,732	3,088	128	72,957
Doubtful	-	2,275	-	103	-	2,378
Nonaccrual	17,261	9,969	5,133	3,845	30	36,238
Total	$143,952	$333,738	$318,726	$82,787	$16,201	$895,404

The following tables provide information on the aging of the loan portfolio as of September 30, 2011 and December 31, 2010:

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual	Total
September 30, 2011
Construction	$107,552	$1,710	$-	$409	$2,119	$17,348	$127,019
Residential real estate	298,461	2,092	1,421	8,356	11,869	17,425	327,755
Commercial real estate	302,470	1,918	2,368	1,710	5,996	13,078	321,544
Commercial	69,435	175	155	27	357	1,690	71,482
Consumer	14,593	68	51	14	133	40	14,766
Total	$792,511	$5,963	$3,995	$10,516	$20,474	$49,581	$862,566

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual	Total
December 31, 2010
Construction	$124,892	$1,691	$108	$-	$1,799	$17,261	$143,952
Residential real estate	314,914	4,046	1,355	3,454	8,855	9,969	333,738
Commercial real estate	306,497	3,393	2,717	986	7,096	5,133	318,726
Commercial	77,833	470	465	174	1,109	3,845	82,787
Consumer	15,572	486	25	88	599	30	16,201
Total	$839,708	$10,086	$4,670	$4,702	$19,458	$36,238	$895,404

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual
September 30, 2011
Construction	84.7%	1.3%	-%	0.3%	1.6%	13.7%
Residential real estate	91.2	0.6	0.4	2.5	3.5	5.3
Commercial real estate	94.1	0.6	0.7	0.5	1.8	4.1
Commercial	97.2	0.2	0.2	-	0.4	2.4
Consumer	98.8	0.5	0.3	0.1	0.9	0.3
Total	91.9	0.7	0.5	1.2	2.4	5.7

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual
December 31, 2010
Construction	86.8%	1.1%	0.1%	-%	1.2%	12.0%
Residential real estate	94.4	1.2	0.4	1.0	2.6	3.0
Commercial real estate	96.2	1.0	0.9	0.3	2.2	1.6
Commercial	94.0	0.6	0.6	0.2	1.4	4.6
Consumer	96.1	3.0	0.2	0.5	3.7	0.2
Total	93.8	1.2	0.5	0.5	2.2	4.0

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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended September 30, 2011 and 2010:

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

Charge-offs	(1,005)	(2,859)	(1,385)	(1,519)	(33)	-	(6,801)
Recoveries	-	38	229	47	19	-	333
Net charge-offs	(1,005)	(2,821)	(1,156)	(1,472)	(14)	-	(6,468)

Provision	870	2,679	(404)	315	19	171	3,650
Ending balance	$3,398	$4,042	$3,691	$1,553	$610	$246	$13,540

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2010
Allowance for credit losses:
Beginning balance	$3,799	$3,581	$3,230	$1,789	$441	$449	$13,289

Charge-offs	(1,931)	(1,305)	(242)	(1,060)	(102)	-	(4,640)
Recoveries	-	138	6	116	51	-	311
Net charge-offs	(1,931)	(1,167)	(236)	(944)	(51)	-	(4,329)

Provision	1,035	1,839	508	651	160	-	4,193
Ending balance	$2,903	$4,253	$3,502	$1,496	$550	$449	$13,153

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(2,419)	(7,340)	(3,878)	(3,290)	(148)	-	(17,075)
Recoveries	49	106	234	504	60	-	953
Net charge-offs	(2,370)	(7,234)	(3,644)	(2,786)	(88)	-	(16,122)

Provision	2,441	6,443	3,670	2,917	61	(97)	15,435
Ending balance	$3,398	$4,042	$3,691	$1,553	$610	$246	$13,540

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2010
Allowance for credit losses:
Beginning balance	$2,630	$1,528	$3,947	$2,132	$515	$124	$10,876

Charge-offs	(6,121)	(4,821)	(288)	(3,448)	(413)	-	(15,091)
Recoveries	13	212	108	172	136	-	641
Net charge-offs	(6,108)	(4,609)	(180)	(3,276)	(277)	-	(14,450)

Provision	6,381	7,334	(265)	2,640	312	325	16,727
Ending balance	$2,903	$4,253	$3,502	$1,496	$550	$449	$13,153

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2011 and 2010:

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2011
Loans individually evaluated for impairment	$27,426	$19,944	$23,410	$1,690	$40	$-	$72,510
Loans collectively evaluated for impairment	99,593	307,811	298,134	69,792	14,726	-	790,056
Total loans	$127,019	$327,755	$321,544	$71,482	$14,766	$-	$862,566

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$90	$-	$-	$-	$-	$90
Loans collectively evaluated for impairment	3,398	3,952	3,691	1,553	610	246	13,450
Total allowance for credit losses	$3,398	$4,042	$3,691	$1,553	$610	$246	$13,540

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2010
Loans individually evaluated for impairment	$19,261	$16,316	$3,465	$4,007	$94	$-	$43,143
Loans collectively evaluated for impairment	129,879	315,754	319,899	82,226	15,589	-	863,347
Total loans	$149,140	$332,070	$323,364	$86,233	$15,683	$-	$906,490

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$20	$203	$-	$-	$-	$-	$223
Loans collectively evaluated for impairment	2,883	4,050	3,502	1,496	550	449	12,930
Total allowance for credit losses	$2,903	$4,253	$3,502	$1,496	$550	$449	$13,153

Note 5 – Other Assets

The Company had the following other assets at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Nonmarketable investment securities	$2,644	$2,949
Insurance premiums receivable	423	741
Accrued interest receivable	4,021	5,060
Deferred income taxes	8,333	7,578
Interest rate caps (1)	294	2,022
Prepaid FDIC premium expense	3,094	4,073
Other assets	7,706	6,262
Total	$26,515	$28,685

(1)  See Note 9 for further discussion.

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Accrued interest payable	$688	$860
Counterparty collateral - interest rate caps (1)	428	1,390
Other liabilities	7,291	9,059
Total	$8,407	$11,309

(1)  See Note 9 for further discussion.

Note 7 - Stock-Based Compensation

As of September 30, 2011, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards:  (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”).  The Company’s ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of September 30, 2011.

Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date.

During the three and nine months ended September 30, 2011, the Company recognized pre-tax stock-based compensation expense of $104 thousand and $241 thousand, respectively,  compared to $92 thousand and $301 thousand, respectively, for the same periods last year.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.  Unrecognized stock-based compensation expense related to nonvested share-based compensation arrangements was $264 thousand as of September 30, 2011.  The weighted-average period over which this unrecognized expense was expected to be recognized was approximately 10 months.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2011:

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

The following table summarizes stock option activity for the Company for the nine months ended September 30, 2011:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Shares	Exercise Price	Value
Outstanding at beginning of period	8,420	$13.17
Granted	-	-
Exercised	-	-
Expired/Cancelled	(1,295)	13.17
Outstanding at end of period	7,125	13.17	$-

Exercisable at end of period	7,125	$13.17	$-

At September 30, 2011, all 7,125 outstanding options were exercisable, had a weighted average exercise price of $13.17 per share, and expire on April 11, 2012.

There was no aggregate intrinsic value of the options outstanding and exercisable based on the $4.36 market value per share of the Company’s common stock at September 30, 2011.  Since there were no options exercised during the first nine months of 2011 or 2010, there was no intrinsic value of stock options exercised and no cash received on exercise of options.

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

The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value:

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

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  At September 30, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

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

Derivative Assets and Liabilities
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2.  As of September 30, 2011, the Company’s derivative instruments consisted solely of interest rate caps.  Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

Assets Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.  All assets measured at fair value on a recurring basis were classified as Level 2 in the fair value hierarchy at September 30, 2011 and December 31, 2010.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
September 30, 2011
U.S. Government agencies	$40,833	$-	$40,833	$-
Mortgage-backed securities	64,374	-	64,374	-
Other equity securities	597	-	597	-
Total	$105,804	$-	$105,804	$-

Interest rate caps	$294	$-	$294	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
December 31, 2010
U.S. Government agencies	$58,904	$-	$58,904	$-
Mortgage-backed securities	39,577	-	39,577	-
Other equity securities	574	-	574	-
Total	$99,055	$-	$99,055	$-

Interest rate caps	$2,022	$-	$2,022	$-

Assets Recorded at Fair Value on a Nonrecurring Basis
The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2011 and September 30, 2010.  All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the nine months ended September 30, 2011
Impaired loans:
Beginning balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186
Charge-offs	(2,503)	(6,734)	(3,623)	(2,600)	-	(15,460)
Payments	(916)	(6,569)	(2,012)	(529)	(1)	(10,027)
Transfers to other real estate owned	(2,018)	(1,272)	(4,686)	(388)	-	(8,364)
Return to performing	-	(1,907)	-	-	-	(1,907)
Changed to nonaccrual status	(419)	(2,891)	(930)	-	-	(4,240)
Additions	5,107	23,990	21,381	833	11	51,322
Changes in allowance	-	(90)	-	-	-	(90)
Ending balance	$27,426	$19,854	$23,410	$1,690	$40	$72,420

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the nine months ended September 30, 2010
Impaired loans:
Beginning balance	$7,163	$5,968	$2,828	$1,560	$37	$17,556
Charge-offs	(6,031)	(4,450)	(76)	(2,208)	(30)	(12,795)
Payments	(1,875)	(3,038)	(1,058)	(218)	(2)	(6,191)
Transfers to other real estate owned	(78)	(371)	(208)	-	-	(657)
Return to performing	(462)	(655)	-	(582)	-	(1,699)
Changed to nonaccrual status	-	-	-	-	-	-
Additions	20,544	18,862	1,979	5,455	89	46,929
Changes in allowance	(20)	(203)	-	-	-	(223)
Ending balance	$19,241	$16,113	$3,465	$4,007	$94	$42,920

	For the Nine Months Ended
(Dollars in thousands)	September 30,
	2011	2010
Other real estate owned:
Beginning balance	$3,702	$2,572
Sales	(2,967)	(1,066)
Write-downs	(563)	(657)
Additions	9,693	668
Ending balance	$9,865	$1,517

The following disclosures relate to the fair value of the Company’s financial instruments and include the methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents
Cash equivalents include interest-bearing deposits with other banks and federal funds sold.  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Commitments to Extend Credit and Standby Letters of Credit
The majority of the Company’s commitments to grant loans and standby letters of credit are written to carry current market interest rates if converted to loans.  In general, commitments to extend credit and letters of credit are not assignable by the Company or the borrower, so they generally have value only to the Company and the borrower.  Therefore, it is impractical to assign any value to these commitments.

The estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$128,778	$128,778	$77,964	$77,964
Investment securities	112,328	112,607	105,782	105,906
Loans	862,566	878,360	895,404	908,745
Less: allowance for loan losses	(13,540)	-	(14,227)	-
Total	$1,090,132	$1,119,745	$1,064,923	$1,092,615

Financial liabilities:
Deposits	$1,011,919	$1,016,780	$979,516	$983,257
Short-term borrowings	15,292	15,292	16,041	16,041
Long-term debt	932	952	932	982
Total	$1,028,143	$1,033,024	$996,489	$1,000,280

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

During the second quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. The interest rate caps qualified for hedge accounting.  The aggregate fair value of these derivatives was an asset of $294 thousand at September 30, 2011 and $2.0 million at December 31, 2010.  The change in fair value included an $821 thousand adjustment to record unrealized holding losses on the interest rate caps and a $907 thousand charge to interest expense associated with the hedged money market deposit accounts.  The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $1.9 million.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Also to minimize risk, the Company obtained counterparty collateral which was recorded in other liabilities.  The counterparty collateral was $428 thousand at September 30, 2011 and $1.4 million at December 31, 2010.

Note 10 – Commitments

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries enter into financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  At September 30, 2011, total commitments to extend credit were approximately $129.0 million. The comparable amount at December 31, 2010 was $137.1 million.  Outstanding letters of credit were approximately $13.0 million at September 30, 2011 and $15.6 million at December 31, 2010.

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

During the third quarter of 2011, goodwill and other intangible assets were tested for impairment.  It was determined that goodwill and other intangible assets were impaired in our Insurance Products and Services segment, primarily relating to the Company’s retail insurance business.  The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand.  As of September 30, 2011, goodwill relating to our Insurance Products and Services segment after the impairment charges was $9.9 million.

During the third quarter of 2010, when goodwill and other intangible assets were tested for impairment, it was determined that goodwill and other intangible assets were impaired in our Community Banking segment at one of our banks, and in our Insurance Products and Services segment, specifically relating to the Company’s wholesale insurance business. The Company recorded goodwill impairment charges of $1.5 million in both segments, and other intangible assets impairment charges of $51 thousand in the Insurance Products and Services segment.

Selected financial information by business segments for the first nine months of 2011 and 2010 is included in the following table:

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2011
Interest income	$38,220	$101	$-	$38,321
Interest expense	(8,363)	-	(31)	(8,394)
Provision for credit losses	(15,435)	-	-	(15,435)
Noninterest income	5,489	7,711	99	13,299
Noninterest expense	(17,123)	(8,395)	(4,244)	(29,762)
Net intersegment (expense) income	(4,267)	(391)	4,658	-
Loss before tax benefit	(1,479)	(974)	482	(1,971)
Income tax benefit	562	370	(183)	749
Net loss	$(917)	$(604)	$299	$(1,222)

Total assets	$1,138,228	$17,189	$2,119	$1,157,536

2010
Interest income	$41,503	$129	$-	$41,632
Interest expense	(9,798)	-	(61)	(9,859)
Provision for credit losses	(16,727)	-	-	(16,727)
Noninterest income	5,608	8,485	-	14,093
Noninterest expense	(18,959)	(9,046)	(4,633)	(32,638)
Net intersegment (expense) income	(4,128)	(385)	4,513	-
Loss before tax benefit	(2,501)	(817)	(181)	(3,499)
Income tax benefit	701	230	51	982
Net loss	$(1,800)	$(587)	$(130)	$(2,517)

Total assets	$1,112,841	$18,509	$3,153	$1,134,503

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

During the third quarter of 2011, as part of the Company’s annual impairment testing process, goodwill and other intangible assets were tested for impairment.  It was determined that goodwill and other intangible assets were impaired in our Insurance Products and Services segment, primarily relating to the Company’s retail insurance business.  The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand.

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

OVERVIEW

The Company reported net income for the third quarter of 2011 of $94 thousand, or diluted earnings per common share of $0.01, compared to a net loss of $1.4 million, or diluted loss per common share of $(0.17), for the third quarter of 2010.  For the second quarter of 2011, the Company reported a net loss of $233 thousand, or diluted loss per common share of $(0.03).  The results for the third quarter of 2011 included the previously-mentioned goodwill and other intangible assets impairment charges of $1.3 million.  When comparing the third quarter of 2011 to the third quarter of 2010, the main reasons for the improved results were lower impairment charges of $1.7 million and a decrease in the provision for credit losses of $543 thousand, which were partially offset by a decline in net interest income of $564 thousand.  A decrease in the provision for credit losses of $1.7 million, partially offset by the impairment charges, was  the primary reason for the improved results when comparing the third quarter of 2011 to the second quarter of 2011.  Annualized return on average assets was 0.03% for the three months ended September 30, 2011, compared to (0.49)% for the same period in 2010.  Annualized return on average stockholders’ equity was 0.31% for the third quarter of 2011, compared to (4.43)% for the third quarter of 2010.  For the second quarter of 2011, annualized return on average assets was (0.08)% and return on average equity was (0.77)%.

For the first nine months of 2011, the Company reported a net loss of $1.2 million, or diluted loss per common share of $(0.14), compared to a net loss of $2.5 million, or diluted loss per common share of $(0.30), for the first nine months of 2010.  When comparing the results of the first nine months of 2011 to the first nine months of 2010, the principal factors creating the difference were lower impairment charges of $1.7 million and a decrease in the provision for credit losses of $1.3 million, which were partially offset by a decline in net interest income of $1.8 million. Annualized return on average assets was (0.14)% for the nine months ended September 30, 2011, compared to (0.30)% for the same period in 2010.  Annualized return on average stockholders’ equity was (1.34)% for the first nine months of 2011, compared to (2.66)% for the first nine months of 2010.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income for the three months ended September 30, 2011 was $10.1 million, compared to $10.7 million for the same period last year.  The decrease in net interest income when compared to the third quarter of 2010 was primarily due to lower yields earned on average earning assets. The net interest margin was 3.77% for the third quarter of 2011 and 4.00% for the third quarter of 2010, a decrease of 23 basis points.  The combination of high levels of loan charge-offs and nonaccrual loans has negatively impacted our net interest income and net interest margin.  Net interest income increased 1.8% in the third quarter of 2011 when compared to the second quarter of 2011, mainly due to an increase in the balances of average earning assets. The net interest margin declined 3 basis points from the second quarter of 2011 to the third quarter of 2011.

Interest income was $12.9 million for the third quarter of 2011, a decrease of 7.0% from the third quarter of 2010. Average earning assets increased slightly during the third quarter of 2011 when compared to the same period in 2010, while yields earned decreased 39 basis points to 4.79%, mainly due to loan activity.  Average loans decreased 3.9% and the yield earned on loans decreased 27 basis points.  Loans comprised 81.2% of total average earning assets for the third quarter of 2011, compared to 84.8% for the third quarter of 2010.  When comparing average balances of other earning assets for the third quarters of 2011 and 2010, the investment of excess cash from customers’ deposits shifted from federal funds sold to interest-bearing deposits to take advantage of higher yields on interest-bearing deposits.  Interest income increased 1.0% when compared to the second quarter of 2011.  Average earning assets increased 1.2% during the third quarter of 2011 when compared to the second quarter of 2011, while yields earned declined 7 basis points.

Interest expense was $2.7 million for the three months ended September 30, 2011, a decrease of 12.9% when compared to the same period last year. Average interest-bearing liabilities decreased slightly, and rates paid decreased 18 basis points to 1.24%, primarily due to changes in time deposits (certificates of deposit $100,000 or more and other time deposits).  For the three months ended September 30, 2011, the average balance of certificates of deposit $100,000 or more decreased 9.0% when compared to the same period last year, and the average rate paid on these certificates of deposit decreased 28 basis points to 1.63%.  When comparing the third quarter of 2011 to the third quarter of 2010, average other time deposits decreased 3.4% and the rate paid on average other time deposits decreased 46 basis points to 1.91%.  The decline in average time deposits reflected a decrease in the Company’s liquidity needs, and the lower rates reflected current market conditions.  The decrease in average time deposits was mainly offset by an increase in interest-bearing demand deposits and money market and savings deposits, reflecting a shift in customer investment needs.  When comparing the third quarter of 2011 to the second quarter of 2011, interest expense decreased 1.7%, primarily due to a decline in the rates paid on interest-bearing liabilities from 1.29% to 1.24%, which was partially offset by a 1.3% increase in average interest-bearing liabilities.

Net interest income for the nine months ended September 30, 2011 was $29.9 million, a decrease of 5.8% when compared to the same period last year.  The decrease was mainly due to lower balances of and yields earned on average earning assets.  The net interest margin decreased from 3.99% for the first nine months of 2010 to 3.79% for the first nine months of 2011.

Interest income was $38.3 million for the first nine months of 2011, a decrease of 8.0% when compared to the first nine months of 2010.  Average earning assets decreased slightly during the nine months ended September 30, 2011 when compared to the same period in 2010, and yields earned decreased 38 basis points to 4.84%, primarily due to the impact of loan activity.  When comparing the nine-month period ended September 30, 2011 to the same period of last year, average loans decreased 3.1%, while the yield earned on loans decreased 29 basis points.  Loans comprised 82.8% and 84.8% of total average earning assets for the first nine months of 2011 and 2010, respectively.  As with the quarter-to-date average balances, other earning assets reflected a shift from federal funds sold to interest-bearing deposits when comparing year-to-date September 30, 2011 and 2010 average balances.

Interest expense was $8.4 million for the nine months ended September 30, 2011, a decrease of 14.9% when compared to the same period last year.  Average interest-bearing liabilities decreased less than 1%, while rates paid decreased 21 basis points to 1.29%, primarily due to time deposit activity.  For the nine months ended September 30, 2011, the average balance of certificates of  deposit $100,000 or more decreased 3.9% when compared to the same period last year, while the average rate paid decreased 41 basis points to 1.67%.  When comparing the first nine months of 2011 to the same period of 2010, average other time deposits decreased 4.4% and the rate paid on average other time deposits decreased 52 basis points to 2.01%.  As with the quarter-to-date results, the decrease in average time deposits was partially offset by an increase in interest-bearing demand deposits and money market and savings deposits.

Analysis of Interest Rates and Interest Differentials
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$869,221	$12,033	5.49%	$904,293	$13,125	5.76%
Investment securities
Taxable	109,498	795	2.88	99,572	677	2.70
Tax-exempt	4,440	57	5.12	5,894	75	5.16
Federal funds sold	15,905	3	0.07	40,638	21	0.20
Interest-bearing deposits	70,572	29	0.16	15,666	6	0.15
Total earning assets	1,069,636	12,917	4.79%	1,066,063	13,904	5.18%
Cash and due from banks	20,414			21,865
Other assets	69,394			65,081
Allowance for credit losses	(16,856)			(13,966)
Total assets	$1,142,588			$1,139,043

Interest-bearing liabilities
Demand deposits	$154,685	78	0.20%	$132,023	80	0.24%
Money market and savings deposits	266,871	690	1.03	259,511	526	0.81
Certificates of deposit $100,000 or more	235,362	965	1.63	258,542	1,242	1.91
Other time deposits	204,836	987	1.91	212,098	1,269	2.37
Interest-bearing deposits	861,754	2,720	1.25	862,174	3,117	1.44
Short-term borrowings	15,640	15	0.37	16,092	17	0.38
Long-term debt	932	10	4.46	1,429	16	4.36
Total interest-bearing liabilities	878,326	2,745	1.24%	879,695	3,150	1.42%
Noninterest-bearing deposits	133,214			121,844
Other liabilities	9,721			12,196
Stockholders’ equity	121,327			125,308
Total liabilities and stockholders’ equity	$1,142,588			$1,139,043

Net interest spread		$10,172	3.55%		$10,754	3.76%
Net interest margin			3.77%			4.00%

Tax-equivalent adjustment
Loans		$30			$42
Investment securities		19			25
Total		$49			$67

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$879,509	$36,008	5.47%	$907,965	$39,118	5.76%
Investment securities
Taxable	105,939	2,234	2.82	102,100	2,405	3.15
Tax-exempt	4,543	175	5.16	6,369	250	5.26
Federal funds sold	28,896	24	0.11	41,709	47	0.15
Interest-bearing deposits	43,959	47	0.14	12,690	11	0.12
Total earning assets	1,062,846	38,488	4.84%	1,070,833	41,831	5.22%
Cash and due from banks	19,356			15,455
Other assets	67,588			66,942
Allowance for credit losses	(16,826)			(13,483)
Total assets	$1,132,964			$1,139,747

Interest-bearing liabilities
Demand deposits	$141,447	227	0.21%	$130,872	243	0.25%
Money market and savings deposits	263,216	1,918	0.97	258,628	1,421	0.73
Certificates of deposit $100,000 or more	246,362	3,073	1.67	256,470	3,986	2.08
Other time deposits	206,470	3,104	2.01	215,911	4,094	2.53
Interest-bearing deposits	857,495	8,322	1.30	861,881	9,744	1.51
Short-term borrowings	14,947	41	0.36	16,673	68	0.55
Long-term debt	932	31	4.51	1,429	47	4.40
Total interest-bearing liabilities	873,374	8,394	1.29%	879,983	9,859	1.50%
Noninterest-bearing deposits	127,238			119,087
Other liabilities	10,696			14,334
Stockholders’ equity	121,656			126,343
Total liabilities and stockholders’ equity	$1,132,964			$1,139,747

Net interest spread		$30,094	3.55%		$31,972	3.72%
Net interest margin			3.79%			3.99%

Tax-equivalent adjustment
Loans		$108			$114
Investment securities		59			85
Total		$167			$199

(1)
All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2011 and 2010 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income
Noninterest income for the third quarter of 2011 decreased $120 thousand, or 2.6%, when compared to the third quarter of 2010.  The decline was primarily due to a decrease in insurance agency commissions of $201 thousand, reflecting the continuing soft market in the insurance industry, service charges on deposit accounts of $144 thousand and other noninterest income of $161 thousand, offset by $354 thousand in gains on sales of investment securities.  The lower service charges on deposit accounts were due to a decrease in customer use of overdraft protection programs.  Included in other noninterest income for the third quarter of 2010 was a $224 thousand gain relating to the surrender of directors’ life insurance policies. Noninterest income increased $142 thousand, or 3.2%, when compared to the second quarter of 2011. The increase when compared to the second quarter of 2011 was primarily due to a $352 thousand increase in gains on sales of investment securities, which was partially offset by a $163 thousand decrease in insurance agency commissions.

Noninterest income for the first nine months of 2011 decreased $794 thousand, or 5.6%, when compared to the first nine months of 2010.  As with the results for the third quarter of 2011, the decrease in noninterest income was mainly due to a decline in insurance agency commissions, service charges on deposit accounts and other noninterest income which reflected the $224 thousand gain relating to the surrender of directors’ life insurance policies during the third quarter of 2010.  These decreases in noninterest income were partially offset by $435 thousand in gains on sales of investment securities.

Noninterest Expense
Noninterest expense for the third quarter of 2011 decreased $2.0 million, or 15.5%, when compared to the third quarter of 2010.  The decline was primarily due to lower impairment charges of $1.7 million and lower expenses related to salaries and FDIC insurance premiums, offset slightly by higher expenses related to other real estate owned activities included in other noninterest expenses.  Noninterest expense increased $1.5 million, or 16.1%, from the second quarter of 2011 mainly due to the goodwill and other intangible assets impairment charges of $1.3 million.  The increase in noninterest expense also included higher expenses related to other real estate owned activities which were partially offset by lower expenses related to FDIC insurance premiums and insurance agency commissions.  Excluding the goodwill and other intangible assets impairment charges, total noninterest expense would have decreased 2.6% when compared to the third quarter of 2010 and would have increased 1.5% when compared to the second quarter of 2011.

Noninterest expense for the first nine months of 2011 decreased $2.9 million, or 8.8%, when compared to the first nine months of 2010.  The primary reason for the decrease was lower expenses related to impairment charges, salaries, FDIC insurance premiums and insurance agency commissions.  These expenses were somewhat offset by higher data processing charges relating to the merger of The Felton Bank into CNB during the first quarter of 2011.  Excluding the goodwill and other intangible assets impairment charges, total noninterest expense would have decreased 4.0% when compared to the first nine months of 2009.

Income Taxes
The Company reported income tax expense of $225 thousand for the third quarter of 2011, compared to an income tax benefit of $92 thousand for the third quarter of 2010.  The effective tax rate for the third quarter of 2011 was 70.5%, compared to a 6.2% benefit for the third quarter of 2010.  The Company reported an income tax benefit of $749 thousand and $982 thousand for the first nine months of 2011 and 2010, respectively.  The effective tax rate for the nine months ended September 30, 2011 was a 38.0% benefit, compared to a 28.1% benefit for the same period of 2010.  The tax rates reflected that $274 thousand and $1.5 million of goodwill impairment was not tax deductible for 2011 and 2010, respectively.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans, net of unearned income, totaled $862.6 million at September 30, 2011, a 3.7% decrease since December 31, 2010. Average loans were $869.2 million for the three months ended September 30, 2011, which was 3.9% lower than the comparable amount for the same period last year.  For the nine months ended September 30, 2011, average loans were $879.5 million, which was 3.1% lower than average loans for the same period in 2010.  Fewer high-quality loan opportunities and historically high levels of net loan charge-offs continue to deter loan growth.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans.  Construction loans were $127.0 million, or 14.7% of total loans, at September 30, 2011, compared to $144.0 million, or 16.1% of total loans, at December 31, 2010.  Commercial real estate loans were approximately $321.5 million, or 37.3% of total loans, at September 30, 2011, compared to $318.7 million, or 35.6% of total loans, at December 31, 2010.  We do not engage in foreign or subprime lending activities.

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

Allowance for Credit Losses
We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts.  Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis.  The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, nonperforming and problem loans, and other factors which may impact collectibility.  A loan is placed on nonaccrual status when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection.  Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

The provision for credit losses was $3.7 million for the third quarter of 2011, $4.2 million for the third quarter of 2010 and $5.4 million for the second quarter of 2011, while the provision for credit losses was $15.4 million and $16.7 million for the first nine months of 2011 and 2010, respectively.  The lower provision for the third quarter of 2011 when compared to the third quarter of 2010 and the second quarter of 2011 reflected that management believes that the level of new nonperforming loans has substantially peaked.  However, the level of provision for credit losses was primarily in response to loan charge-offs which remain at historically high levels and a very weak economy.  Because most of our loans are secured by real estate, declining property values and real estate sales are negatively impacting credit quality.  Nevertheless, we continue to emphasize credit quality and believe that our underwriting guidelines are strong.  When problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans.  However, the historically low real estate values that we are experiencing delay this process. Management also works with borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $6.5 million for the third quarter of 2011, $4.3 million for the third quarter of 2010 and $6.5 million for the second quarter of 2011.  During the third quarter of 2011, we recorded large loan charge-offs in all loan classes except the consumer class.  During the third quarter of 2010, we recorded large loan charge-offs in all loan classes except the commercial real estate class and the consumer class.  The allowance for credit losses as a percentage of average loans increased to 1.56% for the third quarter of 2011, compared to 1.45% for the third quarter of 2010.  Net charge-offs were $16.1 million for the first nine months of 2011, compared to $14.5 million for the same period in 2010. The allowance for credit losses as a percentage of average loans was 1.54% and 1.45% for the first nine months of 2011 and 2010, respectively. Based on management’s quarterly evaluation of the adequacy of the allowance for credit losses, it believes that the allowance for credit losses and the related provision were adequate at September 30, 2011 to provide for probable losses inherent in our loan portfolio.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance balance – beginning of period	$16,358	$13,289	$14,227	$10,876
Charge-offs:
Construction	(1,005)	(1,931)	(2,419)	(6,121)
Residential real estate	(2,859)	(1,305)	(7,340)	(4,821)
Commercial real estate	(1,385)	(242)	(3,878)	(288)
Commercial	(1,519)	(1,060)	(3,290)	(3,448)
Consumer	(33)	(102)	(148)	(413)
Totals	(6,801)	(4,640)	(17,075)	(15,091)
Recoveries:
Construction	-	-	49	13
Residential real estate	38	138	106	212
Commercial real estate	229	6	234	108
Commercial	47	116	504	172
Consumer	19	51	60	136
Totals	333	311	953	641
Net charge-offs	(6,468)	(4,329)	(16,122)	(14,450)
Provision for credit losses	3,650	4,193	15,435	16,727
Allowance balance – end of period	$13,540	$13,153	$13,540	$13,153

Average loans outstanding during the period	$869,221	$904,293	$879,509	$907,965
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	2.95%	1.90%	2.45%	2.13%
Allowance for credit losses at period end as a percentage of average loans	1.56%	1.45%	1.54%	1.45%

Nonperforming Assets
Nonperforming assets were $92.9 million at September 30, 2011, compared to $69.6 million at December 31, 2010.  Nonaccrual loans increased $13.3 million during the first nine months of 2011.  The increase was primarily in residential and commercial real estate loans, and mainly related to three borrower relationships totaling approximately $14.3 million. Loans 90 days or more past due and still accruing increased $5.8 million during the first nine months of 2011.  This increase was mainly due to three large credits.  Subsequent to September 30, 2011, two of the relationships were brought current.  Management believes that the third loan is well-secured, and it is in the process of collection.  Accruing troubled debt restructurings declined $2.0 million during the first three quarters of 2011 primarily due to reclassifications to nonaccrual loans and other real estate owned increased $6.2 million.  The ratio of total nonperforming assets to total loans and other real estate owned was 10.65% at September 30, 2011, compared to 7.74% at December 31, 2010.

The following table summarizes our nonperforming assets:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Nonperforming assets
Nonaccrual loans
Construction	$17,348	$17,261
Residential real estate	17,425	9,969
Commercial real estate	13,078	5,133
Commercial	1,690	3,845
Consumer	40	30
Total nonaccrual loans	49,581	36,238

Loans 90 days or more past due and still accruing
Construction	409	-
Residential real estate	8,356	3,454
Commercial real estate	1,710	986
Commercial	27	174
Consumer	14	88
Total loans 90 days or more past due and still accruing	10,516	4,702

Accruing troubled debt restructurings
Construction	10,078	10,914
Residential real estate	2,519	5,367
Commercial real estate	10,332	8,147
Commercial	-	529
Consumer	-	-
Total accruing troubled debt restructurings	22,929	24,957
Total nonperforming loans	83,026	65,897
Other real estate owned	9,865	3,702
Total nonperforming assets	$92,891	$69,599
Nonaccrual loans to total loans	5.75%	4.05%
Nonaccrual loans to total assets	4.28%	3.21%
Nonperforming assets to total loans and other real estate owned	10.65%	7.74%
Nonperforming assets to total assets	8.02%	6.16%

Investment Securities
Investment securities totaled $112.3 million at September 30, 2011, a $6.5 million, or 6.2%, increase since December 31, 2010.  During the third quarter of 2011, the Company sold $5.0 million in securities and recorded gains of $354 thousand on the sales.  For the three months ended September 30, 2011, the average balance of investment securities was $113.9 million compared to $105.5 million for the same period in 2010.  The tax equivalent yields on investment securities increased to 2.97% for the third quarter of 2011 compared to 2.83% for the third quarter of 2010.  For the nine months ended September 30, 2011, the average balance of investment securities was $110.5 million, compared to $108.5 million for the same period in 2010.  The tax equivalent yields on investment securities were 2.92% and 3.27% for the first nine months of 2011 and 2010, respectively. Investment securities comprised 10.7% of total average earning assets for the third quarter of 2011, higher than the 9.9% for the third quarter of 2010.  For the first nine months of 2011 and 2010, investment securities were 10.4% and 10.1% of total average earning assets, respectively.  The increases in the 2011 investment securities balances when compared to the 2010 balances reflected the investment of excess cash from deposits.

Deposits
Total deposits at September 30, 2011 were $1.012 billion, a $32.4 million, or 3.3%, increase when compared to the $979.5 million at December 31, 2010.  The increase in noninterest-bearing demand, interest-bearing demand, and money market and savings deposits was more than offset by the decreases in time deposits, primarily in certificates of deposit $100,000 or more.  This shift from time deposits was not only attributable to management’s effort to reduce deposit pricing structures to reflect current market conditions and the Company’s liquidity needs but also attributable to a shift in customer investment needs.

Short-Term Borrowings
Short-term borrowings at September 30, 2011 and December 31, 2010 were $15.3 million and $16.0 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”).  Short-term advances are defined as those with original maturities of one year or less.  At September 30, 2011 and December 31, 2010, short-term borrowings included only repurchase agreements.

Long-Term Debt
At September 30, 2011 and December 31, 2010, the Company had $932 thousand in long-term debt.  This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary.  The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years, with the final payment due on October 1, 2012.

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

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  The Banks are also members of the FHLB, which provides another source of liquidity.  Through the FHLB, the Banks had credit availability of approximately $33.0 million and $29.1 million at September 30, 2011 and December 31, 2010, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $121.0 million at September 30, 2011, compared to $122.5 million at December 31, 2010. The net loss and dividends paid contributed to the decrease in stockholders’ equity since the end of 2010.  To sustain capital and enhance capital ratios, the board of directors of Shore Bancshares, Inc. decreased the quarterly cash dividend on the common stock from $.06 per share to $0.01 per share beginning with the dividend that was paid on May 31, 2011. If dividends are continued at their present rate, the dividend reduction will allow the Company to retain approximately $1.7 million in common equity per year.

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

A comparison of the Company’s capital ratios as of September 30, 2011 and December 31, 2010 to the minimum regulatory requirements is presented below:

			Minimum
	September 30,	December 31,	Regulatory
	2011	2010	Requirements
Tier 1 risk-based capital ratio	12.19%	11.81%	4.00%
Total risk-based capital ratio	13.44%	13.07%	8.00%
Leverage ratio	9.40%	9.53%	4.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate his risk.  This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2010 under the caption “Market Risk Management”.  Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2010.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Shore Bancshares, Inc. files under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s principal executive officer (“CEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2011 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 8, 2011	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101.INS	XBRL Instance File (furnished herewith).

101.SCH	XBRL Label File (furnished herewith).

101.CAL	XBRL Calculation File (furnished herewith).

101.DEF	XBRL Definition File (furnished herewith).

101.LAB	XBRL Label File (furnished herewith).

101.PRE	XBRL Presentation File (furnished herewith).