Form 10-Q/A
period 2011-06-30
SHORE BANCSHARES INC
filed 2011-11-14
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Shore Bancshares, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2011, initially filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Filing”), is being filed as an exhibit-only filing to include employment agreements with two of the Company’s named executive officers that became effective during the quarter ended June 30, 2011 and that were inadvertently omitted from the Original Filing.  These employment agreements are filed herewith as Exhibits 10.1 and 10.2.  Other than Item 6 of Part II as described above, no item of the Original Filing has been updated, and such items remain in effect as of the filing date of the Original Filing.  This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the filing date of the Original Filing.  Pursuant to Exchange Act Rule 12b-15, new certifications by the Company’s principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.

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

SHORE BANCSHARES, INC.

Date: November 14, 2011	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, dated June 16, 2011, between Shore Bancshares, Inc. and W. Moorhead Vermilye (filed herewith).

10.2	Employment Agreement, dated June 16, 2011, between Shore Bancshares, Inc. and Lloyd L. Beatty, Jr. (filed herewith).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed with the Original Filing.