Form 10-K
period 2011-12-31
SHORE BANCSHARES INC
filed 2012-03-15
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $56,100,996.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,457,359 as of February 29, 2012.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2012 Annual Meeting of Stockholders.

This Annual Report on Form 10-K of Shore Bancshares, Inc. (the “Company” and “we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the risk that the weak national and local economies and depressed real estate and credit markets caused by the recent global recession will continue to decrease the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company’s primary business is acting as the parent company to several financial institution and insurance entities. The Company engages in the banking business through CNB, a Maryland commercial bank with trust powers, The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and, until January 1, 2011, The Felton Bank, a Delaware commercial bank (“Felton Bank”). On January 1, 2011, Felton Bank merged into CNB, with CNB as the surviving bank. Until December 31, 2009, CNB did business as The Centreville National Bank of Maryland, a national banking association. It was converted to a Maryland charter on that date. As used in this annual report, the term “Banks” refers to CNB, Talbot Bank and Felton Bank for periods prior to January 1, 2011 and to CNB and Talbot Bank for all other periods.

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

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the two years ended December 31, 2011 is provided in Note 26 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Banking Products and Services

CNB is a Maryland commercial bank with trust powers that commenced operations in 1876. CNB was originally chartered as a national banking association but converted to its present charter in 2009. Effective January 1, 2010, the National Bank converted into a Maryland commercial bank. Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. Felton Bank was a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc. The Banks operate 18 full service branches and 21 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

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

Employees

At February 29, 2012, we employed 340 persons, of which 307 were employed on a full-time basis.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2011, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$180,738	35.87%
PNC Bank, NA	133,143	26.43
Chesapeake Bank and Trust Co.	69,220	13.74
Branch Banking & Trust	48,094	9.55
CNB	44,604	8.85
SunTrust Bank	28,011	5.56
Total	$503,810	100.00%

Source: FDIC DataBook

		% of
Queen Anne’s County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$361,014	43.13%
CNB	206,815	24.71
Bank of America, NA	61,519	7.35
PNC Bank, NA	58,582	7.00
Bank Annapolis	45,486	5.43
M&T	44,087	5.27
Branch Banking & Trust	21,748	2.60
Peoples Bank	16,255	1.94
Capital One Bank	12,491	1.49
Sun Trust Bank	8,972	1.07
Total	$836,969	100.00%

Source: FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc	$146,821	37.72%
PNC Bank, NA	95,970	24.65
CNB	59,601	15.31
Branch Banking & Trust	29,670	7.62
M&T	25,019	6.43
Bank of America, NA	15,603	4.01
Easton Bank & Trust	12,620	3.24
The Queenstown Bank of Maryland	3,978	1.02
Total	$389,282	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$578,351	48.77%
PNC Bank, NA	130,197	10.98
Easton Bank & Trust	125,879	10.61
Bank of America, NA	123,444	10.41
Branch Banking & Trust	47,322	3.99
The Queenstown Bank of Maryland	45,723	3.86
SunTrust Bank	42,391	3.57
M&T	32,291	2.72
Provident State Bank, Inc	22,053	1.86
First Mariner Bank	19,368	1.63
Capital One Bank	18,919	1.60
Total	$1,185,938	100.00%

Source: FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$182,865	30.81%
Bank of the Eastern Shore	167,382	28.20
Hebron Savings Bank	66,732	11.24
Provident State Bank, Inc	47,831	8.06
Branch Banking & Trust	41,139	6.93
SunTrust Bank	24,773	4.17
Bank of America, NA	24,185	4.07
M&T	21,309	3.59
The Talbot Bank of Easton, Maryland	17,384	2.93
Total	$593,600	100.00%

Source: FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
M&T	$530,295	30.74%
PNC Bank Delaware	253,045	14.67
First NB of Wyoming	223,219	12.94
RBS Citizens NA	180,620	10.47
Wells Fargo	164,793	9.55
Wilmington Savings Fund Society	129,075	7.48
CNB	68,734	3.98
Artisans Bank	53,934	3.13
TD Bank NA	52,335	3.03
County Bank	38,365	2.22
Midcoast Community Bank	25,130	1.46
Fort Sill National Bank	5,289	0.31
Total	$1,724,834	100.00%

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

CNB and Talbot Bank are Maryland commercial banks subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The primary federal regulator of CNB is the FRB. The primary federal regulator of Talbot Bank is the FDIC, which is also entitled to conduct regular examinations. The deposits of the Banks are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations. In addition to the foregoing, the Banks are subject to numerous state and federal statutes and regulations that affect the business of banking generally.

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

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company”. The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with new expedited notice procedures.

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

Federal Regulation of Banks

Federal and state banking regulators may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believe are unsafe or unsound banking practices. These banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Consumer Protection Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred securities issuances from counting as Tier 1 capital. These developments may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

As of December 31, 2011, the Banks were each deemed to be “well capitalized.” For more information regarding the capital condition of the Company, see Note 18 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the Deposit Insurance Fund to an acceptable level. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011. The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements. The Banks’ three-year prepaid assessment was $5.4 million. The Banks expensed a total of $1.3 million in FDIC premiums during 2011.

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

Federal Securities Laws

The shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of the Company are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and its subsidiaries.

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

Item 1A. RISK FACTORS.

The significant risks and uncertainties related to us, our business and the Company’s securities of which we are aware are discussed below. You should carefully consider these risks and uncertainties before making investment decisions in respect of the Company’s securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of the Company’s securities. If any of these risks materialize, you could lose all or part of your investment in the Company. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also consider the other information contained in this annual report, including our financial statements and the related notes, before making investment decisions.

Risks Relating to Our Business

The Company may not be successful if it is not able to grow its subsidiaries and their businesses.

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

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The national and local economies have significantly weakened during the past three years in large part due to the widely-reported problems in the sub-prime mortgage loan market and the meltdown of the financial industry as a whole. As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased. These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire. Not only has this impacted the demand for credit to finance the acquisition and development of real estate, but it has also impaired the ability of banks, including the Banks, to sell real estate acquired through foreclosure. In the case of real estate acquisition, construction and development projects that we have financed, these challenging economic conditions have caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Banks, have been unable to recover the full amount due under their loans when forced to foreclose on and sell real estate collateral. As a result, the Banks have realized significant impairments and losses in their loan portfolios, which have materially and adversely impacted our financial condition and results of operations. These conditions and their consequences are likely to continue until the nation fully recovers from the recent economic recession. Management cannot predict the extent to which these conditions will cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Based on our concentration of commercial real estate and construction lending as of December 31, 2011, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating from concentrations in our commercial real estate portfolio.

Interest rates and other economic conditions will impact our results of operations

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities. If more assets reprice or mature than liabilities during a falling interest rate environment, then our earnings could be negatively impacted. Conversely, if more liabilities reprice or mature than assets during a rising interest rate environment, then our earnings could be negatively impacted. Fluctuations in interest rates are not predictable or controllable. There can be no assurance that our attempts to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates will be successful in the event of such changes.

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

The market value of our investments might decline

As of December 31, 2011, we had classified 95% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

Our regulatory expenses will likely increase due to federal laws, rules and programs that have been enacted or adopted in response to the recent banking crisis and the current national recession

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry. These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through December 31, 2012 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with certain interest rates, regardless of account balance. The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits. These actions will cause our regulatory expenses to increase. Additionally, due in part to the failure of depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

In addition, and as noted above, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Banks. The Dodd-Frank Act is likely to increase our regulatory compliance burden. It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations. Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking. The Dodd-Frank Act’s significant regulatory changes include the creation of the Consumer Protection Bureau that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions. The changes resulting from the legislation will impact our business, and they will also require us to invest significant management attention and resources to evaluate and make necessary changes.

Customer concern about deposit insurance may cause a decrease in deposits held at the Banks

With increased concerns about bank failures over the past three years, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Banks in an effort to ensure that the amount they have on deposit with us is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

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

Risks Relating to the Company’s Securities

The shares of the Company’s common stock are not insured

The shares of the Company’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

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

The shares of the Company’s common stock is not heavily traded

Shares of the Company’s common stock are listed on the NASDAQ Global Select Market, but shares are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares of the common stock. Management cannot predict the extent to which an active public market for the shares of the common stock will develop or be sustained in the future. Accordingly, holders of shares of the common stock may not be able to sell them at the volumes, prices, or times that they desire.

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

The Talbot Bank of Easton, Maryland

Branches

Main Office 18 East Dover Street Easton, Maryland 21601	Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601

St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671

Trappe Branch 29349 Maple Avenue, Suite 1 Trappe, Maryland 21673

ATMs

Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

CNB

Branches

Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619

Denton Branch 850 South 5th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666

Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620	Felton Branch 120 West Main Street Felton, Delaware 19943

Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963	Camden Wal-Mart Supercenter 263 Wal-Mart Drive Camden, Delaware 19934	Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601

ATM Queenstown Harbor Golf Links Queenstown, Maryland 21658

The Avon-Dixon Agency, LLC

Headquarters 106 North Harrison Street Easton, Maryland 21601	Benefits Office 28969 Information Lane Easton, Maryland 21601	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Grasonville Office 202 Pullman Crossing Grasonville, Maryland 21638

Elliott-Wilson Insurance, LLC 106 North Harrison Street Easton, Maryland 21601	Mubell Finance, LLC 106 North Harrison Street Easton, Maryland 21601	Jack Martin & Associates, Inc. 135 Old Solomon’s Island Road Annapolis, Maryland 21401

Tri-State General Insurance Agencies and ESFS, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels, Tilghman and Trappe branches. CNB owns the real property on which all of its Maryland offices are located, except that it operates under a lease at the office of Wye Financial and Trust in Easton. CNB leases the real property on which all of its Delaware offices are located. The Insurance Subsidiaries do not own any real property, but operate under leases. For information about rent expense for all leased premises, see Note 5 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

Item 3.      Legal Proceedings.

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

Item 4.      Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 29, 2012, the Company had approximately 1,607 holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2011 and 2010 are set forth in the table below.

	2011			2010
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$11.11	$9.42	$0.06	$14.75	$10.21	$0.06
Second Quarter	10.21	6.51	0.01	14.80	11.75	0.06
Third Quarter	7.06	3.95	0.01	12.10	9.20	0.06
Fourth Quarter	6.13	4.20	0.01	10.73	9.25	0.06
			$0.09			$0.24

On February 29, 2012, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $6.17 per share.

Stockholders received cash dividends totaling $760 thousand and $2.0 million in 2011 and 2010, respectively. Dividends paid per share exceeded earnings per share in both 2011 and 2010. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this annual report under the headings, “The Company’s ability to pay dividends is limited by applicable banking and corporate law”, which is incorporated herein by reference.

In an effort to preserve the Company’s capital, the quarterly common stock dividend was reduced to $0.01 from $0.06 per share, beginning with the dividend that was payable May 31, 2011.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company

10 Commerce Drive

Cranford, New Jersey 07016

Investor Relations: 1-800-368-5948

E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total shareholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2006 and reinvestment of dividends as of the end of the Company’s fiscal years. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Shore Bancshares, Inc.	100.00	74.64	83.86	52.62	39.06	19.30
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74
SNL Small Cap Bank	100.00	72.30	60.78	42.72	52.19	49.84

ISSUER REPURCHASES

On February 2, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 165,000 shares of its common stock over a period not to exceed 60 months. Since the expiration of that repurchase program on February 2, 2011, the Board has not authorized additional repurchases.

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2011, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
RESULTS OF OPERATIONS:
Interest income	$50,852	$55,461	$58,789	$61,474	$65,141
Interest expense	11,088	12,822	17,411	21,555	24,105
Net interest income	39,764	42,639	41,378	39,919	41,036
Provision for credit losses	19,470	21,119	8,986	3,337	1,724
Net interest income after provision for credit losses	20,294	21,520	32,392	36,582	39,312
Noninterest income	17,318	18,041	19,541	20,350	14,679
Noninterest expense	39,167	41,720	40,248	38,370	32,539
(Loss) income before income taxes	(1,555)	(2,159)	11,685	18,562	21,452
Income tax (benefit) expense	(658)	(492)	4,412	7,092	8,002
Net (loss) income	(897)	(1,667)	7,273	11,470	13,450
Preferred stock dividends and discount accretion	-	-	1,876	-	-
Net (loss) income available to common shareholders	$(897)	$(1,667)	$5,397	$11,470	$13,450

PER COMMON SHARE DATA:
Net (loss) income – basic	$(0.11)	$(0.20)	$0.64	$1.37	$1.61
Net (loss) income – diluted	(0.11)	(0.20)	0.64	1.37	1.60
Dividends paid	0.09	0.24	0.64	0.64	0.64
Book value (at year end)	14.34	14.51	15.18	15.16	14.35
Tangible book value (at year end)[1]	12.37	12.32	12.64	12.55	11.68

FINANCIAL CONDITION (at year end):
Loans	$841,050	$895,404	$916,557	$888,528	$776,350
Assets	1,158,193	1,130,311	1,156,516	1,044,641	956,911
Deposits	1,009,919	979,516	990,937	845,371	765,895
Long-term debt	455	932	1,429	7,947	12,485
Stockholders’ equity	121,249	122,513	127,810	127,385	120,235

PERFORMANCE RATIOS (for the year):
Return on average total assets	(0.08)%	(0.15)%	0.48%	1.13%	1.42%
Return on average stockholders’ equity	(0.74)	(1.33)	4.00	9.22	11.79
Net interest margin	3.74	4.02	3.90	4.23	4.64
Efficiency ratio[2]	68.35	68.75	66.07	63.66	58.40
Dividend payout ratio	(81.82)	(120.00)	100.00	46.72	39.75
Average stockholders’ equity to average total assets	10.66	11.05	11.96	12.30	12.04

1Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

2Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2011 to its financial condition at December 31, 2010 and the results of operations for the years ended December 31, 2011, 2010, and 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded a net loss of $897 thousand in 2011, compared to a net loss of $1.7 million for 2010 and net income of $5.4 million for 2009. The basic and diluted loss per common share was $0.11 for 2011 and $0.20 for 2010. The basic and diluted earnings per common share was $0.64 for 2009.

When comparing 2011 to 2010, the principal factors resulting in the lower net loss were a $1.7 million decrease in goodwill and other intangible assets impairment charges and a $1.6 million decrease in the provision for credit losses, which were partially offset by a decline in net interest income of $2.9 million. During 2011, the economic downturn continued to negatively impact our loan portfolio performance and our overall financial performance. For 2010, the main contributors to the net loss were goodwill and other impairment charges of $3.1 million and a higher provision for credit losses of $12.1 million when compared to 2009.

During 2009, net income available to common stockholders was negatively impacted by dividends and discount accretion associated with the sale and subsequent redemption of the Company’s Series A Preferred Stock issued to the United States Department of the Treasury (the “Treasury”) under the Treasury’s Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”). The impact on 2009 earnings from the preferred stock activity was $1.9 million.

Return on average assets was (0.08)% for 2011, compared to (0.15)% for 2010 and 0.48% for 2009. Return on average stockholders’ equity for 2011 was (0.74)%, compared to (1.33)% for 2010 and 4.00% for 2009. Average assets were $1.140 billion for 2011, a slight increase when compared to 2010. Average loans decreased 3.7% to $873.2 million while average earning assets increased slightly to $1.069 billion. Average deposits increased 1.2% to $992.1 million while average stockholders’ equity decreased 3.3% to $121.5 million for 2011. Comparing 2010 to 2009, average assets increased less than 1.0%, average loans decreased less than 1.0%, and average earning assets remained relatively unchanged. Average deposits increased 3.2% while average stockholders’ equity decreased 7.0% for 2010.

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

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the notes to the financial statement and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available. Accordingly, the allowance for credit losses is considered to be a critical accounting policy, along with goodwill and other intangible assets and fair value, as discussed below.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses and Risk Management section of this discussion.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB’s ASC became effective on July 1, 2009. At that date, the codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the codification affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2011 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant component of our earnings. It is the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). As shown in the table below, tax-equivalent net interest income for 2011 was $40.0 million, a 6.8% decrease from 2010. The decrease was primarily due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. Tax-equivalent net interest income for 2010 was $42.9 million, a 2.9% increase over 2009. The increase was primarily due to lower rates paid on interest-bearing liabilities offsetting the decline in yields on earning assets

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.74% for 2011, compared to 4.02% for 2010, representing a decline of 28 basis points due to the decrease in net interest income. The increase in net interest income in 2010 when compared to 2009 was enough to improve the net interest margin by 12 basis points. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.52% for 2011, 3.76% for 2010 and 3.52% for 2009.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2011, 2010, and 2009.

	2011			2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning assets
Loans (2) (3)	$873,155	$47,688	5.46%	$906,732	$52,118	5.75%	$913,631	$55,369	6.06%
Investment securities:
Taxable	109,059	3,031	2.78	101,162	3,209	3.17	84,283	3,184	3.78
Tax-exempt	4,509	234	5.19	6,080	321	5.29	8,071	458	5.67
Federal funds sold	23,808	25	0.10	39,770	60	0.15	59,416	84	0.14
Interest-bearing deposits	58,927	93	0.16	14,520	18	0.12	3,200	11	0.35
Total earning assets	1,069,458	51,071	4.78%	1,068,264	55,726	5.22%	1,068,601	59,106	5.53%
Cash and due from banks	19,198			16,567			17,049
Other assets	67,695			65,774			54,016
Allowance for credit losses	(16,408)			(13,689)			(10,754)
Total assets	$1,139,943			$1,136,916			$1,128,912

Interest-bearing liabilities
Demand deposits	$145,533	300	0.21%	$130,297	315	0.24%	$124,758	315	0.25%
Money market and savings deposits (4)	265,910	2,654	1.00	258,650	1,970	0.76	218,125	1,354	0.62
Certificates of deposit, $100,000 or more	245,214	3,965	1.62	256,393	5,128	2.00	258,879	7,670	2.96
Other time deposits	205,154	4,076	1.99	214,121	5,268	2.46	234,468	7,679	3.28
Interest-bearing deposits	861,811	10,995	1.28	859,461	12,681	1.48	836,230	17,018	2.04
Short-term borrowings	15,319	56	0.37	16,348	83	0.51	25,519	127	0.50
Long-term debt	814	37	4.50	1,304	58	4.41	4,792	266	5.55
Total interest-bearing liabilities	877,944	11,088	1.26%	877,113	12,822	1.46%	866,541	17,411	2.01%

Noninterest-bearing deposits	130,260			120,871			113,430
Other liabilities	10,243			13,346			13,963
Stockholders’ equity	121,496			125,586			134,978
Total liabilities and stockholders’ equity	$1,139,943			$1,136,916			$1,128,912

Net interest spread		$39,983	3.52%		$42,904	3.76%		$41,695	3.52%
Net interest margin			3.74%			4.02%			3.90%

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2011 and 2010 and 34.2% for 2009, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $219 thousand in 2011, $265 thousand in 2010 and $317 thousand in 2009.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

(4) Interest expense on money market and savings deposits includes expense on deposits related to the Promontory Insured Network Deposits Program. The interest expense for these deposits was $1.3 million for 2011, $429 thousand for 2010 and $8 thousand for 2009.

On a tax-equivalent basis, total interest income was $51.1 million for 2011, compared to $55.7 million for 2010 and $59.1 million for 2009. For 2011, average earning assets remained relatively unchanged but yields earned decreased 44 basis points, mainly due to loan activity, which reduced interest income by $4.6 million when compared to 2010. During 2011, average loans decreased $33.6 million and the yield earned on loans decreased 29 basis points. Interest income for 2010 also declined when compared to 2009 mainly due to a decrease of $6.9 million in average loans and a decrease of 31 basis points in the yield on loans. Excluding average nonaccrual loans, the yield on loans would have been 5.78%, 5.97% and 6.15% for 2011, 2010, and 2009, respectively. The changes in all other average earning assets included increases in interest-bearing deposits with other banks and taxable investment securities of $44.4 million and $7.9 million, respectively, when compared to 2010 and decreases in federal funds sold and tax-exempt investment securities of $16.0 million and $1.6 million, respectively, when compared to 2010. During 2011, the investment of excess cash from customers’ deposits shifted from federal funds sold to interest-bearing deposits in other banks, primarily with the Federal Reserve Bank, to take advantage of higher yields on these deposits. Similarly for 2010, average taxable investment securities and interest-bearing deposits increased while average federal funds sold and tax-exempt investment securities decreased. As a percentage of total average earning assets, loans, investment securities, federal funds sold and interest-bearing deposits were 81.7%, 10.6% , 2.2% and 5.5%, respectively, for 2011. The comparable percentages were 84.9%, 10.0% , 3.7%, and 1.4%, respectively, for 2010 and, 85.5%, 8.6%, 5.6% and 0.3%, respectively, for 2009. The yields on all other earning assets in 2011 declined when compared to 2010 except for the yield on interest-bearing deposits which increased four basis points. Likewise, the yields on all other earning assets decreased in 2010 when compared to yields in 2009 except for the yield on federal funds sold which increased one basis point. When comparing 2011 to 2010, the overall decrease in yields on earning assets produced $3.0 million less in interest income and the decrease in average balances of earning assets produced $1.7 million less in interest income, as seen in the Rate/Volume Variance Analysis below. Both rate and volume variances for interest income were primarily impacted by loan activity. In 2010, the $3.4 million decrease in interest income was almost all due to lower rates.

Interest expense was $11.1 million for 2011, compared to $12.8 million for 2010 and $17.4 million for 2009. Although overall volume increased slightly, lower rates paid for interest-bearing liabilities were the main reason for the decrease in interest expense in 2011. A similar situation prevailed during 2010, with overall volumes of interest-bearing liabilities increasing but rates decreasing enough to reduce interest expense. Interest expense on time deposits (certificates of deposit of $100,000 or more and other time deposits) had the largest effect on the decrease in interest expense, declining $2.4 million when compared to 2010. The decrease in interest expense was due to a decrease of $20.1 million in average time deposits and a decrease of 42 basis points on rates paid on these deposits when compared to 2010. The decrease in average time deposits reflected a decrease in the Company’s liquidity needs and the lower rates reflected current market conditions. For 2010, average time deposits decreased $22.8 million and rates paid decreased 90 basis points when compared to 2009. During 2011, average interest-bearing demand deposits and money market and savings deposits increased $22.5 million, offsetting the decline in average time deposits. The rates paid on average interest-bearing demand deposits decreased 3 basis points but the rates paid on money market and savings deposits increased 24 basis points. The changes in average balances and rates paid on these deposits increased interest expense by $669 thousand when compared to 2010. Interest expense for money market deposits included $881.5 thousand more in 2011 than in 2010 related to the Promontory Insured Network Deposits Program (the “IND Program”). See the section below entitled “Deposits” for additional information. In 2011, the movement from time deposits to interest-bearing demand and money market and other savings deposits reflected a shift in customer investment needs. For 2010, average interest-bearing demand deposits and money market and savings deposits increased $46.1 million and the rates paid on these deposits increased 10 basis points. During 2011, lower rates on interest-bearing liabilities produced $1.4 million less in interest expense and decreased volume produced $372 thousand less in interest expense, as shown in the table below. Both rate and volume variances for interest expense were primarily impacted by time deposit activity. In 2010, lower rates produced $4.8 million less in interest expense while increased volume produced $211 thousand more in interest expense.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax-equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest-bearing liabilities.

	2011 over (under) 2010			2010 over (under) 2009
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$(4,430)	$(2,554)	$(1,876)	$(3,251)	$(2,768)	$(483)
Taxable investment securities	(178)	(415)	237	25	(558)	583
Tax-exempt investment securities	(87)	(6)	(81)	(137)	(29)	(108)
Federal funds sold	(35)	(16)	(19)	(24)	6	(30)
Interest-bearing deposits	75	8	67	7	(11)	18
Total interest income	(4,655)	(2,983)	(1,672)	(3,380)	(3,360)	(20)

Interest expense on deposits
and borrowed funds:
Interest-bearing demand deposits	(15)	(46)	31	-	(13)	13
Money market and savings deposits	684	628	56	616	90	526
Time deposits	(2,355)	(1,923)	(432)	(4,953)	(4,834)	(119)
Short-term borrowings	(27)	(22)	(5)	(44)	3	(47)
Long-term debt	(21)	1	(22)	(208)	(46)	(162)
Total interest expense	(1,734)	(1,362)	(372)	(4,589)	(4,800)	211
Net interest income	$(2,921)	$(1,621)	$(1,300)	$1,209	$1,440	$(231)

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Noninterest Income

Noninterest income decreased $723 thousand, or 4.0%, in 2011 when compared to 2010. This compared to a decrease of $1.5 million, or 7.7%, in 2010 when compared to 2009. The decrease in noninterest income in 2011 when compared to 2010 was mainly due to declines in insurance agency commissions of $755 thousand, service charges on deposit accounts of $412 thousand and other noninterest income of $179 thousand. The decline in insurance agency commissions reflected the ongoing soft market in the insurance industry and the decline in service charges on deposit accounts reflected a decrease in customer use of overdraft protection programs. The primary reasons for the lower amount in other noninterest income was a $224 thousand gain relating to the surrender of directors’ life insurance policies in 2010 and $182 thousand less in mortgage broker fees in 2011. The Company terminated the operations of its mortgage subsidiary during 2010 and now conducts brokerage activities through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”. During 2011 and 2010, Wye Mortgage Group generated income of $169 thousand and a loss of $6 thousand, respectively. In 2011, the decreases in noninterest income were partially offset by $563 thousand in gains on sales of investment securities.

The decrease in noninterest income in 2010 when compared to 2009 was mainly due to a decline in insurance agency commissions of $1.0 million, a decline in mortgage broker fees of $666 thousand and a mark to market gain of $420 thousand on interest rate swaps in 2009. The decline in insurance agency commissions reflected the continuing soft market in the insurance industry. Mortgage broker fees declined since the Company began conducting brokerage activities in 2010 through its unconsolidated subsidiary,Wye Mortgage Group, the results of which were reported in other noninterest income. The decrease in noninterest income was partially offset by increases in trust and investment fee income and other noninterest income of $403 thousand and $423 thousand, respectively. Other noninterest income included the $224 thousand gain relating to the surrender of directors’ life insurance policies.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2011/10		2010/09
(Dollars in thousands)	2011	2010	2009	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$2,845	$3,257	$3,424	$(412)	(12.6)%	$(167)	(4.9)%
Trust and investment fee income	1,563	1,503	1,100	60	4.0	403	36.6
Gains on sales of investment securities	563	-	49	563	-	(49)	(100.0)
Insurance agency commissions income	9,358	10,113	11,131	(755)	(7.5)	(1,018)	(9.1)
Other noninterest income:
Interest rate swaps	-	-	420	-	-	(420)	(100.0)
Mortgage broker fees	-	182	848	(182)	(100.0)	(666)	(78.5)
Earnings – unconsolidated subsidiary	169	(6)	-	175	2,916.7	(6)	-
Other	2,820	2,992	2,569	(172)	(5.7)	423	16.5
Total other noninterest income	2,989	3,168	3,837	(179)	(5.7)	(669)	(17.4)
Total	$17,318	$18,041	$19,541	$(723)	(4.0)	$(1,500)	(7.7)

Noninterest Expense

Total noninterest expense decreased $2.6 million, or 6.1%, in 2011, compared to an increase of $1.5 million, or 3.7%, in 2010. A significant portion of the decrease in 2011 was due to $1.7 million less in goodwill and other intangible assets impairment charges when compared to 2010. As a result of the 2011 annual assessment for goodwill and other intangible assets impairment, it was determined that goodwill and other intangible assets were impaired primarily in our retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand. See Note 7 to the Consolidated Financial Statements for further information regarding the impact of goodwill and other intangible assets on the financial statements. When comparing 2011 to 2010, in addition to the large decrease in impairment charges, salaries and wages declined $652 thousand due to cost containment measures, FDIC insurance premium expense declined $536 thousand due to regulatory changes in the calculation of the premium, and insurance agency commissions expense declined $302 thousand. These decreases in expenses were somewhat offset by higher expenses related to other real estate owned activities (reported in other noninterest expense) and higher data processing charges related to the merger of The Felton Bank into CNB during the first quarter of 2011.

A significant portion of the increase in noninterest expense in 2010 when compared to 2009 was due to goodwill and other intangible assets impairment charges of $3.1 million. As a result of the 2010 annual assessment for goodwill and other intangible assets impairment, it was determined that goodwill was impaired at one of the Banks and goodwill and other intangible assets were impaired in our wholesale insurance business. The Company recorded goodwill impairment charges of $1.5 million at that Bank and goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand at the wholesale insurance business. Other noninterest expenses for 2010 increased $723 thousand when compared to 2009, over half of which included expenses related to collection and other real estate owned activities. Partially offsetting these increases in expense were a decrease in salaries and wages of $1.1 million and a decrease in employee benefits of $802 thousand reflecting lower expenses accrued for bonus and profit sharing plans which are a part of overall cost containment measures taken by the Company. Insurance agency commissions expense and FDIC insurance premium expense decreased $344 thousand and $244 thousand, respectively.

We had 319 full-time equivalent employees at December 31, 2011, compared to 321 and 335 at December 31, 2010 and 2009, respectively.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2011/10		2010/09
(Dollars in thousands)	2011	2010	2009	Amount	Percent	Amount	Percent
Salaries and wages	$16,825	$17,477	$18,488	$(652)	(3.7)%	$(1,011)	(5.5)%
Employee benefits	3,840	3,829	4,631	11	0.3	(802)	(17.3)
Occupancy expense	2,312	2,328	2,324	(16)	(0.7)	4	0.2
Furniture and equipment expense	1,059	1,200	1,183	(141)	(11.8)	17	1.4
Data processing	2,852	2,607	2,463	245	9.4	144	5.8
Directors’ fees	500	412	478	88	21.4	(66)	(13.8)
Goodwill and other intangible assets impairment	1,344	3,051	-	(1,707)	(55.9)	3,051	-
Amortization of intangible assets	512	515	515	(3)	(0.6)	-	-
Insurance agency commissions expense	1,267	1,569	1,913	(302)	(19.2)	(344)	(18.0)
FDIC insurance premium expense	1,298	1,834	2,078	(536)	(29.2)	(244)	(11.7)
Other noninterest expense	7,358	6,898	6,175	460	6.7	723	11.7
Total	$39,167	$41,720	$40,248	$(2,553)	(6.1)	$1,472	3.7

Income Taxes

The Company reported an income tax benefit of $658 thousand for 2011, compared to an income tax benefit of $492 thousand for 2010 and an income tax expense of $4.4 million for 2009. The effective tax rate was a 42.3% benefit for 2011, a 22.8% benefit for 2010 and a 37.8% expense for 2009. The higher tax rate for 2011when compared to 2010 and the lower tax rate for 2010 when compared to 2009 reflected that $1.5 million of the goodwill impairment charge recorded in 2010 was not tax deductible.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition.

Assets

Total assets increased 2.5% from $1.130 billion at December 31, 2010 to $1.158 billion at December 31, 2011. Total assets increased 2.3% from the end of 2009 to the end of 2010. Average total assets were $1.140 billion, $1.137 billion and $1.129 billion for 2011, 2010 and 2009, respectively. The loan portfolio is the primary source of our income, and it represented 81.7%, 84.9% and 85.5% of average earning assets for 2011, 2010 and 2009, respectively.

Funding for loans is provided primarily by core deposits. Additional funding is obtained through short-term and long-term borrowings. Average total deposits increased 1.2% to $992.1 million at December 31, 2011, compared to a 3.2% increase for 2010. Deposits provided funding for approximately 92.8%, 91.8% and 88.9% of average earning assets for 2011, 2010 and 2009, respectively.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2011	2010	2009	2008	2007
Loans	81.7%	84.9%	85.5%	87.8%	81.6%
Investment securities	10.6	10.0	8.6	10.1	14.1
Federal funds sold	2.2	3.7	5.6	1.7	2.4
Interest-bearing deposits with other banks	5.5	1.4	0.3	0.4	1.9
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest-Bearing Deposits With Other Banks and Federal Funds Sold

We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level necessary to meet immediate liquidity needs. Total interest-bearing deposits with other banks and federal funds sold increased $46.5 million from $58.3 million at December 31, 2010 to $104.8 million at December 31, 2011. Average interest-bearing deposits with other banks and federal funds sold increased $28.4 million to $82.7 million for the year ended December 31, 2011. During 2011, the investment of excess cash from customers’ deposits shifted from federal funds sold, which decreased $16.0 million, to interest-bearing deposits in other banks, which increased $44.4 million, to take advantage of higher yields on these deposits. Total interest-bearing deposits with other banks and federal funds sold decreased 4.8% from the end of 2009 to the end of 2010. Average interest-bearing deposits with other banks and federal funds sold decreased $8.3 million in 2010. The fluctuations in these accounts reflected that there was less excess cash in 2010 than in 2009.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2011, 95% of the portfolio was classified as available for sale and 5% as held to maturity, compared to 94% and 6%, respectively, at December 31, 2010 and 92% and 8%, respectively, at December 31, 2009. The percentage of securities designated as available for sale reflects the amount needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale.

Investment securities available for sale were $129.8 million at the end of 2011 and $99.1 million at the end of 2010. Investment securities available for sale increased $30.7 million, or 31.0%, in 2011, much higher than the $1.5 million, or 1.5%, in 2010. The larger increase in investment securities available for sale reflected that there were more funds available for investing in securities than were needed for funding loans during 2011 than in 2010. At year-end 2011, 32.5% of the securities in the portfolio were U.S. Government agencies and 67.1% of the securities were mortgage-backed securities, compared to 59.5% and 40.0% , respectively, at year-end 2010, reflecting a shift in the composition of the portfolio to higher-yielding mortgage-backed securities. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $6.5 million at December 31, 2011, compared to $6.7 million at December 31, 2010 and $8.9 million at December 31, 2009. The balance continues to decline because there were only maturities and no purchases of investment securities held to maturity during 2011 and 2010. We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2011.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$7,123	3.70%	$21,164	0.80%	$1,713	2.68%	$12,148	4.40%
Mortgage-backed securities	-	-	609	4.86	3,688	2.43	82,736	2.56
Total available for sale	$7,123	3.70	$21,773	0.91	$5,401	2.51	$94,884	2.79

Held to maturity:
Obligations of states and political subdivisions[1]	$2,583	4.91%	$1,590	5.26%	$1,297	5.20%	$1,010	5.19%

1Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.0%.

Loans

During 2011, loans declined when compared to the prior year because fewer high-quality loan opportunities and historically high levels of loan charge-offs continued to deter loan growth. Loans, net of unearned income, totaled $841.1 million at December 31, 2011, a decrease of $54.4 million, or 6.1%, from 2010. Loans decreased $21.2 million, or 2.3%, in 2010 when compared to 2009. Most of our loans are secured by real estate. Real estate loans are classified as construction, residential or commercial real estate loans. Total real estate loans decreased $39.5 million, or 5.0%, from year-end 2010 to year-end 2011. Most of the decrease in real estate loans was due to a decline in construction loans of $24.1 million, or 16.7%. Commercial loans, which include financial and agricultural loans, decreased $13.3 million, or 16.1%, and consumer loans, a small percentage of the overall loan portfolio, decreased $1.6 million, or 9.6%, from the end of 2010 to the end of 2011. At the end of 2010, real estate loans decreased by $8.9 million, or 1.1%, commercial loans decreased $9.0 million, or 9.8%, and consumer loans decreased $3.3 million or, 17.1%, when compared to the end of 2009. At December 31, 2011, 56.6% of the loan portfolio had fixed interest rates and 43.4% had adjustable interest rates. At December 31, 2011 and 2010, there were no loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Construction	$119,883	$143,952	$161,437	$179,847	$155,513
Residential real estate	321,604	333,738	327,873	289,510	256,195
Commercial real estate	315,439	318,726	315,930	304,396	248,953
Commercial	69,485	82,787	91,783	91,644	92,258
Consumer	14,639	16,201	19,534	23,131	23,431
Total	$841,050	$895,404	$916,557	$888,528	$776,350

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2011.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Construction	$82,435	$34,917	$2,531	$119,883
Residential real estate	118,291	88,383	114,930	321,604
Commercial real estate	118,061	175,351	22,027	315,439
Commercial	37,804	20,681	11,000	69,485
Consumer	7,518	6,054	1,067	14,639
Total	$364,109	$325,386	$151,555	$841,050
Rate terms:
Fixed-interest rate loans	$164,438	$272,856	$38,679	$475,973
Adjustable-interest rate loans	199,671	52,530	112,876	365,077
Total	$364,109	$325,386	$151,555	$841,050

Deposits

We use core deposits primarily to fund loans and to purchase investment securities. Total deposits increased $30.4 million from $979.5 million at December 31, 2010 to $1.010 billion at December 31, 2011. The increase in noninterest-bearing demand ($9.6 million), interest-bearing demand ($33.6 million), and money market and savings deposits ($13.7 million) more than offset the decrease in time deposits ($26.5 million), primarily in certificates of deposit of $100,000 or more ($20.1 million). Average deposits increased $11.7 million, or 1.2%, in 2011, compared to a 3.2% increase in 2010. The majority of the average deposit growth was in interest-bearing demand deposits, followed by noninterest-bearing deposits, and money market and savings deposits which increased in aggregate by $31.9 million, or 6.3%. Average time deposits decreased $20.1 million, or 4.3%, during 2011 mainly due to a reduction in rates to reflect current market conditions, a reduction in the Company’s liquidity needs, and a shift in customer investment needs. As with 2010, average time deposits also declined because some of our largest customers are local government municipalities and their deposits have decreased due to reduced tax revenues.

For 2010, the majority of the average deposit growth was in money market and savings deposits which increased $40.5 million, or 18.6%. These deposits increased primarily from participation in the IND Program during all of 2010. The Company began participation in the IND program during the second quarter of 2009. The program has a five-year term and a guaranteed minimum funding level of $70 million. Average time deposits decreased $22.7 million, or 4.6%, during 2010 mainly due to a reduction in rates to reflect current market conditions and the Company’s liquidity needs. Average time deposits also declined because the deposits of some of the local government municipalities have decreased due to reduced tax revenues. Average interest-bearing demand deposits increased $5.5 million, or 4.4%, and noninterest-bearing deposits increased $7.4 million, or 6.6%, during 2010 when compared to 2009.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2011		2010		2009
Noninterest-bearing demand	$130,260	13.1%	$120,871	12.3%	$113,430	11.9%
Interest-bearing deposits
Demand	145,533	14.7	130,297	13.3	124,758	13.1
Money market and savings	265,910	26.8	258,650	26.4	218,125	23.0
Certificates of deposit, $100,000 or more	245,214	24.7	256,393	26.2	258,879	27.3
Other time deposits	205,154	20.7	214,121	21.8	234,468	24.7
Total	$992,071	100.0%	$980,332	100.0%	$949,660	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2011.

(Dollars in thousands)
Three months or less	$47,939
Over three through 12 months	96,538
Over 12 months	99,070
Total	$243,547

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2011 and 2010, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $1.0 million, or 6.3%, in 2011, while the balance decreased $9.2 million, or 35.9%, in 2010. The need for short-term borrowings declined due to increases in average deposits and fewer funding requirements for loans during 2011 and 2010.

The following table sets forth our position with respect to short-term borrowings.

	2011		2010		2009
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$15,319	0.37%	$16,348	0.51%	$25,519	0.50%
Outstanding at year end	17,817	0.34	16,041	0.35	20,404	0.82
Maximum outstanding at any month end	18,251	-	18,447	-	46,270	-

Long-Term Debt

We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where deposit growth is not sufficient. Average long-term debt declined $490 thousand during 2011 and $3.5 million during 2010 because deposit growth was sufficient to meet funding needs. All long-term debt at the end of 2011 and 2010 was related to the acquisition of TSGIA. Acquisition-related debt was $455 thousand and $932 thousand at year-end 2011 and 2010, respectively.

Capital Management

Total stockholders’ equity for the Company was $121.2 million at December 31, 2011, 1.0% lower than in the previous year. Stockholders’ equity at December 31, 2010 decreased 4.1% from December 31, 2009. The decrease in stockholders’ equity in 2011 was due primarily to the $897 thousand loss and $760 thousand in dividends paid on shares of the common stock of the Company. The decrease in stockholders’ equity in 2010 was due primarily to the $1.7 million loss and $2.0 million in dividends paid.

In 2011, the Company reduced the quarterly common stock dividend to $0.01 from $0.06 per share which was reduced in 2010 from $0.16 per share. The reduction in dividends was intended primarily to mitigate declines in stockholders’ equity and capital ratios. Even though stockholders’ equity has decreased since the end of 2009, the Company and the Banks continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies, as seen in the table below. At year-end 2011, the Company remained well in excess of regulatory requirements for well capitalized institutions.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2011, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $1.4 million, compared to net unrealized holding gains, net of tax, of $970 thousand at December 31, 2010 and net unrealized holding gains, net of tax, of $728 thousand at December 31, 2009. There were $3.1 million, $2.8 million and $568 thousand in net unrealized holding losses on cash flow hedging activities at the end of 2011, 2010 and 2009, respectively. See Note 21 to the Consolidated Financial Statements for further information on hedging activities.

On January 9, 2009, as a requirement of its participation in the TARP CPP, the Company issued a common stock purchase warrant covering 172,970 shares of common stock (the “Warrant”) to the Treasury. On November 16, 2011, the Company paid $25,000 to repurchase the Warrant from the Treasury. The repurchase price was based on the fair market value of the Warrant as agreed on by the Company and the Treasury. With the repurchase of the Warrant, the Company concluded its participation in the TARP CPP.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31.

(Dollars in thousands)	2011	2010	2009	Minimum Regulatory Requirements
Tier 1 capital	$106,276	$105,808	$106,391
Tier 2 capital	10,641	11,249	10,537
Total risk-based capital	116,917	117,057	116,928
Net risk-weighted assets	846,936	895,581	928,933
Adjusted average total assets	1,143,990	1,109,999	1,148,077
Risk-based capital ratios:
Tier 1	12.55%	11.81%	11.45%	4.0%
Total capital	13.80	13.07	12.59	8.0
Tier 1 leverage ratio	9.29	9.53	9.27	4.0

See Note 18 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

Provision for Credit Losses and Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company’s Board of Directors demands accountability of management, keeping the interests of shareholders in focus. Through the Company’s and Banks’ Asset/Liability Management Committees and the Company’s Audit Committee, the Board actively reviews critical risk positions, including credit, market, liquidity and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function. The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

Credit risk is mitigated through loan portfolio diversification, limiting exposure to any single industry or customer, collateral protection and standard lending policies and underwriting criteria. The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio. Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans (nonaccrual, delinquent 90 days or more and troubled debt restructurings) and loan charge-offs and describes the methodologies used to develop the allowance for credit losses, including the specific, formula and nonspecific components (also discussed below). Management believes the policies governing nonperforming loans and charge-offs are consistent with regulatory standards. The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

The allowance is increased by provisions for credit losses charged to expense and recoveries of loans previously charged-off. It is decreased by loans charged-off in the current period. Loans, or portions thereof, are charged off when considered uncollectible. Provisions for credit losses are made to bring the allowance for credit losses within the range of balances that are considered appropriate based on the results of the allowance methodology and to reflect losses within the loan portfolio as of the balance sheet date.

The adequacy of the allowance for credit losses is determined based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as loan delinquency trends, nonaccrual loans and current market conditions. Management believes the allowance is adequate to provide for probable losses inherent in our loan portfolio; however, future changes in the composition of the loan portfolio and financial condition of borrowers may result in additions to the allowance. Examination of the portfolio and allowance by various regulatory agencies and consultants engaged by the Company may result in the need for additional provisions based on information available at the time of the examination. Each of the Banks maintains a separate allowance for credit losses, which is only available to absorb losses from their respective loan portfolios. The allowance set by each of the Banks is subject to regulatory examination and determination as to its adequacy.

The allowance for credit losses is comprised of three parts: the specific allowance, the formula allowance and the nonspecific allowance. The specific allowance is established against impaired loans until charge offs are made. Loans are considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings) when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may involve deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. If it is determined that there is a loss associated with an impaired loan, a specific allowance is established until a charge off is made. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

The economic downturn has continued to materially impact our performance since the second half of 2009. Because most of our loans are secured by real estate, persistent weaknesses in our local real estate market and construction industry, and lack of improvement in general economic conditions have had a material adverse effect on the credit quality and performance of our loan portfolio. Factors affecting the loan portfolio performance and our overall financial performance included higher provisions for credit losses, loan charge-offs and nonperforming assets (nonperforming loans and other real estate and other assets owned).

As seen in the table below, the allowance for credit losses was $14.3 million, or 1.64% of average outstanding loans and 28% of total nonaccrual loans at December 31, 2011, compared to an allowance of $14.2 million, or 1.57% of average outstanding loans and 39% of nonaccrual loans at December 31, 2010. Although the allowance was relatively unchanged from year-end 2010 to year-end 2011, the allowance for credit losses as a percentage of average loans increased. At December 31, 2009, the allowance for credit losses was $10.9 million, or 1.19% of average outstanding loans and 67% of nonaccrual loans. The ratio of net charge-offs to average loans was 2.22% in 2011, 1.96% in 2010 and 0.81% in 2009.

The allowance for credit losses as a percentage of nonaccrual loans has declined in each of the last three years as a result of the increased volume of impaired nonaccrual loans. When a loan is determined to be impaired, the uncollectible portion is charged-off. Impaired nonaccrual loans were reduced by partial charge-offs totaling $13.5 million, or 20.8%, of the unpaid principal balance at December 31, 2011, compared to $8.3 million, or 18.6%, at December 31, 2010.

The provision for credit losses was $19.5 million for 2011, compared to $21.1 million and $9.0 million for 2010 and 2009, respectively. Net loan charge-offs totaled $19.4 million in 2011, $17.8 million in 2010 and $7.4 million in 2009. When comparing 2011 to 2010, residential and commercial real estate were the two loan categories that reflected increases in charge offs. When comparing 2010 to 2009, all loan categories reflected increases in charge offs except for commercial real estate. Construction loans had the largest amount of charge offs in 2010. These losses primarily related to two significant construction loan relationships.

Although credit quality has been negatively impacted by weak economic conditions, we continue to observe strong underwriting guidelines. However, as management identifies problem loans, it quantifies and attempts to minimize losses and pursues loan workouts, which result in either mutually acceptable resolutions or the disposal of the problem loans. In light of the impact that the recession has had on our loan quality over the past few years, we have been more focused in our efforts to dispose of existing problem loans in an attempt to improve our financial performance. The historically low real estate values that we are experiencing delay this process.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2011	2010	2009	2008	2007

Balance, beginning of year	$14,227	$10,876	$9,320	$7,551	$6,300

Loans charged off
Construction	(4,236)	(7,910)	(674)	(536)	-
Residential real estate	(7,693)	(5,818)	(2,621)	(316)	(137)
Commercial real estate	(5,037)	(492)	(1,695)	(238)	-
Commercial	(3,388)	(3,710)	(2,304)	(447)	(276)
Consumer	(202)	(589)	(417)	(276)	(301)
Total	(20,556)	(18,519)	(7,711)	(1,813)	(714)
Recoveries
Construction	49	14	2	-	-
Residential real estate	120	215	70	19	-
Commercial real estate	361	108	6	-	-
Commercial	549	214	66	136	165
Consumer	68	200	137	90	76
Total	1,147	751	281	245	241

Net loans charged off	(19,409)	(17,768)	(7,430)	(1,568)	(473)
Provision for credit losses	19,470	21,119	8,986	3,337	1,724
Balance, end of year	$14,288	$14,227	$10,876	$9,320	$7,551

Average loans outstanding	$873,155	$906,732	$913,631	$837,739	$728,766

Percentage of net charge-offs to average loans outstanding during the year	2.22%	1.96%	0.81%	0.19%	0.06%
Percentage of allowance for credit losses at year end to average loans	1.64%	1.57%	1.19%	1.11%	1.04%

During 2011, there was no significant change in the processes or assumptions affecting the allowance methodology. The amount of the provision is determined based on management’s analysis of the portfolio, growth and changes in the condition of credits and their resultant specific loss allocations. Historically, we have experienced the majority of our losses in the commercial loan portfolio, which are typically not secured by real estate. However, beginning in 2008, the Company experienced significantly higher losses on real estate secured loans due to declining real estate values and the economic downturn.

Included in the balance of the allowance for credit losses were specific reserves of $1.5 million, $203 thousand and $468 thousand at the end of 2011, 2010 and 2009, respectively. These specific reserves were primarily for residential real estate loans at year-end 2011 and 2010, and commercial loans at year-end 2009. As seen in the table below, the unallocated portion of the allowance for credit losses was a fairly small percent of the total allowance with $22 thousand at December 31, 2011, $343 thousand at December 31, 2010 and $124 thousand at December 31, 2009. As stated previously, most of our loans are secured by real estate with the portfolio comprised of 14.3% construction, 38.2% residential real estate and 37.5% commercial real estate at December 31, 2011. That compares to 16.1%, 37.3% and 35.6%, respectively, at December 31, 2010 and 17.6%, 35.8% and 34.5%, respectively, at December 31, 2009.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$3,745	14.3%	$3,327	16.1%	$2,630	17.6%	$2,749	20.2%	$1,398	20.0%
Residential real estate	5,014	38.2	4,833	37.3	1,528	35.8	644	32.6	538	33.0
Commercial real estate	3,415	37.5	3,665	35.6	3,947	34.5	3,357	34.3	3,537	32.1
Commercial	1,498	8.3	1,422	9.2	2,132	10.0	2,073	10.3	1,826	11.9
Consumer	594	1.7	637	1.8	515	2.1	281	2.6	252	3.0
Unallocated	22	-	343	-	124	-	216	-	-	-
Total	$14,288	100.0%	$14,227	100.0%	$10,876	100.0%	$9,320	100.0%	$7,551	100.0%

Nonperforming assets were $88.7 million, $69.6 million and $28.0 million at December 31, 2011, 2010 and 2009, respectively. For 2011, total nonperforming loans increased $13.4 million, primarily in nonaccrual residential and commercial real estate loans, and other real estate and other assets owned increased $5.7 million. See Note 20 to the Consolidated Financial Statements for further information about the changes in the balances of nonaccrual loans and troubled debt restructurings. For 2010, total nonperforming loans increased $40.4 million, primarily in nonaccrual real estate loans and troubled debt restructurings, and other real estate and other assets owned increased $1.1 million. From year-end 2009 to year-end 2010, the increase in nonaccrual loans was primarily in construction loans that related largely to two borrowing relationships while the increase in troubled debt restructurings reflected a rise in concessionary workouts relating to problem loans.

The following table summarizes our nonperforming and past due assets as of December 31.

(Dollars in thousands)	2011	2010	2009	2008	2007
Nonperforming assets
Nonaccrual loans
Construction	$15,555	$17,261	$7,163	$5,277	$1,668
Residential real estate	20,106	9,969	4,246	1,015	876
Commercial real estate	14,012	5,133	2,828	1,682	877
Commercial	1,669	3,845	2,028	137	114
Consumer	28	30	37	4	5
Total nonaccrual loans	51,370	36,238	16,302	8,115	3,540

Loans 90 days or more past due and still accruing
Construction	325	-	5,096	64	637
Residential real estate	2,331	3,454	2,274	583	473
Commercial real estate	-	986	-	726	137
Commercial	66	174	-	3	337
Consumer	1	88	55	5	22
Total loans 90 days or more past due and still accruing	2,723	4,702	7,425	1,381	1,606

Accruing troubled debt restructurings
Construction	11,781	10,914	-	237	267
Residential real estate	3,792	5,367	1,722	-	-
Commercial real estate	9,566	8,147	-	-	-
Commercial	69	529	-	-	-
Consumer	-	-	-	-	-
Total accruing troubled debt restructurings	25,208	24,957	1,722	237	267
Total nonperforming loans	79,301	65,897	25,449	9,733	5,413
Other real estate and other assets owned	9,385	3,702	2,572	148	176
Total nonperforming assets	$88,686	$69,599	$28,021	$9,881	$5,589

Nonaccrual loans to total loans	6.11%	4.05%	1.78%	0.91%	0.46%
Nonaccrual loans to total assets	4.44%	3.21%	1.41%	0.78%	0.37%
Nonperforming assets to total loans and other real estate and other assets owned	10.43%	7.74%	3.05%	1.11%	0.72%
Nonperforming assets to total assets	7.66%	6.16%	2.42%	0.95%	0.58%

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities. Our profitability is largely dependent on the Banks’ net interest income. Interest rate risk can significantly affect net interest income to the degree that interest-bearing liabilities mature or reprice at different intervals than interest-earning assets. The Company’s and Banks’ Asset/Liability Management Committees oversee the management of interest rate risk. The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations. These efforts affect our loan pricing and deposit rate policies as well as asset mix, volume guidelines, and liquidity and capital planning.

During 2009, the Company began using derivative instruments to hedge its exposure to changes in interest rates. The Company does not use derivatives for any trading or other speculative purposes. See Note 21 to the Consolidated Financial Statements for further information on hedging activities.

Because we are not exposed to market risk from trading activities and do not use off-balance sheet management strategies, the Asset/Liability Management Committees of the Company and Banks rely on “gap” analysis as its primary tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. At December 31, 2011, as seen in the table below, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $34.5 million, or 3.0% of total assets. The negative gap position within the one-year interval at December 31, 2010 totaled $37.0 million, or 3.3% of total assets, similar to the negative gap position at the end of 2011. The negative gap position within the one-year interval at December 31, 2009, totaled $150.8 million, or 13.0% of total assets. The $113.8 million decrease in the one-year negative gap for 2010 when compared to 2009 was primarily due to fewer time deposits in the one-year interval gap at the end of 2010 than at the end of 2009 which was attributable to management reducing rates on time deposits.

The following table summarizes our interest sensitivity at December 31, 2011. Loans, federal funds sold, time deposits and short-term borrowings are classified based on contractual maturities if fixed rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2011	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$447,983	$78,723	$180,627	$91,358	$42,359	$(14,288)	$826,762
Investment securities	14,057	14,149	31,679	27,987	47,789	599	136,260
Federal funds sold	4,980	-	-	-	-	-	4,980
Interest-bearing deposits with other banks	99,776	-	-	-	-	-	99,776
Other assets	-	-	-	-	-	90,415	90,415
Total assets	566,796	92,872	212,306	119,345	90,148	76,726	1,158,193

LIABILITIES
Noninterest-bearing demand deposits	-	-	-	-	-	133,801	133,801
Interest-bearing demand deposits	161,999	-	-	-	-	-	161,999
Money market and savings deposits	269,214	-	-	-	-	-	269,214
Certificates of deposit, $100,000 or more	47,939	96,538	52,775	46,295	-	-	243,547
Other time deposits	26,321	73,917	63,811	37,309	-	-	201,358
Short-term borrowings	17,817	-	-	-	-	-	17,817
Long-term debt	-	455	-	-	-	-	455
Other liabilities	-	-	-	-	-	8,753	8,753
STOCKHOLDERS’ EQUITY	-	-	-	-	-	121,249	121,249
Total Liabilities and Stockholders’ Equity	523,290	170,910	116,586	83,604	-	263,803	1,158,193
Excess (deficit)	$43,506	$(78,038)	$95,720	$35,741	$90,148	$(187,077)	$-
Cumulative excess (deficit)	$43,506	$(34,532)	$61,188	$96,929	$187,077	$-	$-
Cumulative excess (deficit) as percent of total assets	3.8%	(3.0)%	5.3%	8.4%	16.2%	-%	-%

In addition to gap analysis, the Banks use simulation models to quantify the effect a hypothetical immediate plus or minus 100, 200 and 300 basis point change in rates would have on their net interest income and the fair value of capital. The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates. The chart below summarizes the forecasted results provided by the simulation model for net interest income and the fair value of capital as of year-end 2011 and 2010. For example, the model projects that, compared with net interest income under stable rates, net interest income would increase 3.0% if interest rates increased 100 basis points. Conversely, net interest income would decrease 1.4% if interest rates decreased 100 basis points. When actual changes in interest rates occur, the changes in interest-earning assets and interest-bearing liabilities may differ from the assumptions used in the model. Due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates are not meaningful.

	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
2011
% Change in Net Interest Income	N/A	(6.6)%	(1.4)%	3.0%	8.0%	14.6%
% Change in Value of Capital	N/A	12.8%	6.9%	3.3%	7.8%	11.6%

2010
% Change in Net Interest Income	N/A	(4.0)%	0.9%	1.1%	3.2%	7.9%
% Change in Value of Capital	N/A	8.4%	3.9%	4.4%	7.4%	9.3%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the FHLB, which provides another source of liquidity, and had credit availability of approximately $31.6 million from the FHLB as of December 31, 2011. Further information is provided in Note 19 to the Consolidated Financial Statements.

At December 31, 2011, our loan to deposit ratio was approximately 83.3%, which represents a more liquid position than the 91.4% and 92.5% at year-end 2010 and 2009, respectively. During 2009, we began participating in the IND program which increased liquidity. Investment securities available for sale totaling $129.8 million at the end of 2011 were available for the management of liquidity and interest rate risk. The comparable amounts were $99.1 million and $97.6 million at December 31, 2010 and 2009, respectively. Cash and cash equivalents were $127.7 million at December 31, 2011, compared to $78.0 million at year-end 2010 and $75.6 million at year-end 2009. Overall, we were in a more liquid position at the end of 2011 than we were at the end of 2010. Our liquidity position at the end of 2010 was similar to that at the end of 2009. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2011.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Long-term debt	$455	$-	$-	$-	$455
Operating leases	725	865	491	1,387	3,468
Purchase obligations	2,736	3,360	2,771	6,014	14,881
Total	$3,916	$4,225	$3,262	$7,401	$18,804

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item may be found in Item 7 of Part II of this annual report under the caption “Market Risk Management”, which is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 14, 2012

/s/ W. Moorhead Vermilye	/s/ Susan E. Leaverton
W. Moorhead Vermilye	Susan E. Leaverton, CPA
Chief Executive Officer	Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2011 and 2010, and the consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Baltimore, Maryland

March 14, 2012

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$22,986	$19,680
Interest-bearing deposits with other banks	99,776	21,593
Federal funds sold	4,980	36,691
Investment securities:
Available for sale, at fair value	129,780	99,055
Held to maturity, at amortized cost – fair value of $6,732 (2011) and $6,851 (2010)	6,480	6,727

Loans	841,050	895,404
Less: allowance for credit losses	(14,288)	(14,227)
Loans, net	826,762	881,177

Premises and equipment, net	14,662	14,483
Goodwill	12,454	13,678
Other intangible assets, net	4,208	4,840
Other real estate and other assets owned, net	9,385	3,702
Other assets	26,720	28,685

Total assets	$1,158,193	$1,130,311

LIABILITIES
Deposits:
Noninterest-bearing	$133,801	$124,188
Interest-bearing	876,118	855,328
Total deposits	1,009,919	979,516

Short-term borrowings	17,817	16,041
Other liabilities	8,753	11,309
Long-term debt	455	932

Total liabilities	1,036,944	1,007,798

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–8,457,359 (2011) and 8,443,436 (2010)	85	84
Warrant	-	1,543
Additional paid in capital	32,052	30,242
Retained earnings	90,801	92,458
Accumulated other comprehensive loss	(1,689)	(1,814)

Total stockholders’ equity	121,249	122,513

Total liabilities and stockholders’ equity	$1,158,193	$1,130,311

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

For the Years Ended December 31,

(Dollars in thousands, except per share data)	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$47,549	$51,962	$55,209
Interest and dividends on investment securities:
Taxable	3,031	3,209	3,184
Tax-exempt	154	212	301
Interest on federal funds sold	25	60	84
Interest on deposits with other banks	93	18	11
Total interest income	50,852	55,461	58,789

INTEREST EXPENSE
Interest on deposits	10,995	12,681	17,018
Interest on short-term borrowings	56	83	127
Interest on long-term debt	37	58	266
Total interest expense	11,088	12,822	17,411

NET INTEREST INCOME	39,764	42,639	41,378

Provision for credit losses	19,470	21,119	8,986

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	20,294	21,520	32,392

NONINTEREST INCOME
Service charges on deposit accounts	2,845	3,257	3,424
Trust and investment fee income	1,563	1,503	1,100
Gains on sales of investment securities	563	-	49
Insurance agency commissions income	9,358	10,113	11,131
Other noninterest income	2,989	3,168	3,837
Total noninterest income	17,318	18,041	19,541

NONINTEREST EXPENSE
Salaries and wages	16,825	17,477	18,488
Employee benefits	3,840	3,829	4,631
Occupancy expense	2,312	2,328	2,324
Furniture and equipment expense	1,059	1,200	1,183
Data processing	2,852	2,607	2,463
Directors’ fees	500	412	478
Goodwill and other intangible assets impairment	1,344	3,051	-
Amortization of other intangible assets	512	515	515
Insurance agency commissions expense	1,267	1,569	1,913
FDIC insurance premium expense	1,298	1,834	2,078
Other noninterest expenses	7,358	6,898	6,175
Total noninterest expense	39,167	41,720	40,248

(LOSS) INCOME BEFORE INCOME TAXES	(1,555)	(2,159)	11,685
Income tax (benefit) expense	(658)	(492)	4,412

NET (LOSS) INCOME	(897)	(1,667)	7,273
Preferred stock dividends and discount accretion	-	-	1,876
Net (loss) income available to common shareholders	$(897)	$(1,667)	$5,397

Basic (loss) earnings per common share	$(0.11)	$(0.20)	$0.64
Diluted (loss) earnings per common share	$(0.11)	$(0.20)	$0.64
Cash dividends paid per common share	$0.09	$0.24	$0.64

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ending December 31,

(Dollars in thousands)	2011	2010	2009
Net (loss) income	$(897)	$(1,667)	$7,273

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,241	406	(1,061)
Tax effect	(505)	(164)	425
Reclassification of gains recognized in net income	(563)	-	(49)
Tax effect	227	-	20
Net of tax amount	400	242	(665)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(460)	(3,717)	(952)
Tax effect	185	1,501	384
Net of tax amount	(275)	(2,216)	(568)
Total other comprehensive income (loss)	125	(1,974)	(1,233)
Comprehensive (loss) income	$(772)	$(3,641)	$6,040

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010, and 2009

(Dollars in thousands, except per share data)	Preferred Stock	Common Stock	Warrant	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, December 31, 2008	$-	$84	$-	$29,768	$96,140	$1,393	$127,385
Comprehensive income:
Net income	-	-	-	-	7,273	-	7,273
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	(665)	(665)
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(568)	(568)
Total comprehensive income							6,040

Warrant issued	-	-	1,543	-	-	-	1,543
Preferred shares issued pursuant to TARP	25,000	-	-	-	-	-	25,000
Discount from issuance of preferred stock	(1,543)	-	-	-	-	-	(1,543)
Discount accretion	68	-	-	-	(68)	-	-
Redemption of preferred stock	(23,525)	-	-	-	-	-	(23,525)
Shares issued for employee stock-based awards	-	-	-	2	-	-	2
Stock-based compensation	-	-	-	102	-	-	102
Preferred stock dividends	-	-	-	-	(1,808)	-	(1,808)
Cash dividends paid ($0.64 per share)	-	-	-	-	(5,386)	-	(5,386)

Balances, December 31, 2009	-	84	1,543	29,872	96,151	160	127,810
Comprehensive loss:
Net loss	-	-	-	-	(1,667)	-	(1,667)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	242	242
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(2,216)	(2,216)
Total comprehensive loss							(3,641)

Stock-based compensation expense	-	-	-	370	-	-	370
Cash dividends paid ($0.24 per share)	-	-	-	-	(2,026)	-	(2,026)

Balances, December 31, 2010	-	84	1,543	30,242	92,458	(1,814)	122,513

Comprehensive loss:
Net loss	-	-	-	-	(897)	-	(897)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	-	400	400
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	-	(275)	(275)
Total comprehensive loss							(772)

Repurchase of warrant	-	-	(1,543)	1,518	-	-	(25)
Shares issued for employee stock-based awards	-	1	-	(1)	-	-	-
Stock-based compensation expense	-	-	-	293	-	-	293
Cash dividends paid ($0.09 per share)	-	-	-	-	(760)	-	(760)

Balances, December 31, 2011	$-	$85	$-	$32,052	$90,801	$(1,689)	$121,249

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(897)	$(1,667)	$7,273
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	19,470	21,119	8,986
Goodwill and other intangible assets impairment	1,344	3,051	-
Depreciation and amortization	2,341	2,405	1,880
Discount accretion on debt securities	(156)	(128)	(226)
Stock-based compensation expense	338	390	102
Excess tax expense from stock-based arrangements	(45)	(20)	(5)
Deferred income tax benefit	(1,550)	(2,905)	(928)
Gains on sales of investment securities	(563)	-	(49)
Losses on disposals of premises and equipment	36	-	-
Losses on sales of other real estate owned	1,222	735	185
Gains on interest rate swaps	-	-	(420)
Net changes in:
Accrued interest receivable	1,127	(256)	(198)
Other assets	1,813	2,516	(6,541)
Accrued interest payable	(291)	(921)	(569)
Other liabilities	(2,265)	(4,429)	5,536

Net cash provided by operating activities	21,924	19,890	15,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	53,343	47,945	53,668
Proceeds from sales of investment securities available for sale	20,825	-	2,048
Purchases of investment securities available for sale	(104,305)	(49,626)	(78,376)
Proceeds from maturities and principal payments of investment securities held to maturity	226	2,195	3,934
Purchases of investment securities held to maturity	-	-	(2,623)
Net change in loans	24,233	264	(38,190)
Purchases of premises and equipment	(1,216)	(1,292)	(1,553)
Proceeds from sales of premises and equipment	4	-	-
Proceeds from sales of other real estate owned	3,807	1,255	122
Purchases of interest rate caps	-	-	(6,475)
Investment in unconsolidated subsidiary	(25)	(25)	-

Net cash (used in) provided by investing activities	(3,108)	716	(67,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	9,613	1,696	19,908
Interest-bearing deposits	20,790	(13,118)	125,658
Short-term borrowings	1,776	(4,363)	(32,565)
Excess tax expense from stock-based arrangements	45	20	5
Repayment of long-term debt	(477)	(497)	(6,518)
Proceeds from issuance of preferred stock and warrant	-	-	25,000
Redemption of preferred stock	-	-	(23,525)
Repurchase of warrant	(25)	-	-
Proceeds from issuance of common stock	-	-	2
Preferred stock dividends paid	-	-	(1,808)
Common stock dividends paid	(760)	(2,026)	(5,386)
Net cash provided by (used in) financing activities	30,962	(18,288)	100,771

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

(Dollars in thousands)	2011	2010	2009
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,778	2,318	48,352

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,964	75,646	27,294

CASH AND CASH EQUIVALENTS AT END OF YEAR	$127,742	$77,964	$75,646

Supplemental cash flow information:

Interest paid	$11,379	$13,743	$17,980

Income taxes paid	$2,062	$1,193	$4,975

Transfers from loans to other real estate owned	$10,712	$3,140	$2,731

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010, and 2009

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

Nature of Operations

The Company engages in the banking business through CNB, a Maryland commercial bank with trust powers, and The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”). Through December 31, 2010, the Company also engaged in the banking business through The Felton Bank, a Delaware commercial bank (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”), which was merged into CNB on January 1, 2011. The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula. The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation (collectively, “TSGIA”); and two insurance premium finance companies, Mubell Finance, LLC, a Maryland limited liability company, and ESFS, Inc., a Maryland corporation (all of the foregoing insurance entities are collectively referred to as the “Insurance Subsidiaries”). The Company engages in the mortgage brokerage business under the name “Wye Mortgage Group” through a minority series investment in an unrelated Delaware limited liability company.

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

Investment Securities Available for Sale

Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability management strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrade of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a determination that management has the intent to sell the security or will be required to sell the security before recovery of its amortized cost.

Investment Securities Held to Maturity

Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company intends and has the ability to hold such securities until maturity. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrade of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a determination that management has the intent to sell the security or will be required to sell the security before recovery of its amortized cost.

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

A loans is considered impaired when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding. The allowance for credit losses includes specific reserves related to impaired loans. Impaired loans do not include groups of smaller balance homogeneous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses.

A loan is considered a troubled debt restructuring if a concession is granted due to a deterioration in the borrower’s financial condition. Troubled debt restructurings may include modifications of original loan terms, receipts of assets in partial or full satisfaction of loans or a combination thereof. The Company does not participate in any specific government or Company sponsored loan modification programs. All restructured loan agreements are contracts negotiated with each of the borrowers.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to 10 years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease. Sale-leaseback transactions are considered normal leasebacks and any realized gains are deferred and amortized to other income on a straight-line basis over the initial lease term. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

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

As a result of the 2011 annual assessment for goodwill and other intangible assets impairment, it was determined that goodwill and other intangible assets were impaired primarily in the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand. In 2010, the annual assessment determined that goodwill was impaired at one of the Banks and goodwill and other intangible assets were impaired in the Company’s wholesale insurance business. The Company recorded goodwill impairment charges of $1.5 million at that Bank and goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand at the wholesale insurance business.

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

Income Taxes

Shore Bancshares, Inc. and its subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes using the liability method in accordance with required accounting guidance. Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes result from such temporary differences.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes accrued interest and penalties as a component of tax expense. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns ending after December 31, 2007.

Basic and Diluted Earnings Per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents. There is no dilutive effect on the loss per share during loss periods. See Note 16 for further information.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Statement of Cash Flows

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes.

Stock-Based Compensation

Accounting guidance for stock-based compensation requires that expense relating to such transactions be recognized as compensation cost in the income statement. Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant date fair value. See Note 14 for a further discussion.

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

Fair Value

The Company measures certain financial assets and liabilities at fair value. Significant financial instruments measured at fair value on a recurring basis are investment securities and interest rate caps. Impaired loans and other real estate and other assets owned are significant financial instruments measured at fair value on a nonrecurring basis. See Note 20 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $296 thousand, $347 thousand and $383 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

New Accounting Pronouncements

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. See Note 4 for further information.

ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company's financial statements.

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). As a result of ASU No. 2011-04, the following changes were made to U.S. GAAP. First, the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets (that is, they do not apply to financial assets or any liabilities). Second, whereas U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, ASU No. 2011-04 extends that prohibition to all fair value measurements. Third, an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position. Fourth, the fair value measurement of instruments classified within an entity’s stockholders’ equity has been aligned with the guidance for liabilities. Fifth, disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

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

NOTE 2. CASH AND DUE FROM BANKS

The Board of Governors of the Federal Reserve System (the “FRB”) requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the appropriate Federal Reserve Bank or in other commercial banks. Such balances for the Banks averaged approximately $2.1 million and $1.9 million during 2011 and 2010, respectively.

NOTE 3. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2011:
Obligations of U.S. Government agencies and corporations	$41,360	$803	$15	$42,148
Mortgage-backed securities	85,545	1,587	99	87,033
Equity securities	577	22	-	599
Total	$127,482	$2,412	$114	$129,780

December 31, 2010:
Obligations of U.S. Government agencies and corporations	$58,052	$921	$69	$58,904
Mortgage-backed securities	38,817	933	173	39,577
Equity securities	566	8	-	574
Total	$97,435	$1,862	$242	$99,055

Held-to-maturity securities:
December 31, 2011:
Obligations of states and political subdivisions	$6,480	$252	$-	$6,732

December 31, 2010:
Obligations of states and political subdivisions	$6,727	$143	$19	$6,851

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t agencies and corporations	$13,114	$15	$-	$-	$13,114	$15

Mortgage-backed securities	16,085	67	3,856	32	19,941	99
Total	$29,199	$82	$3,856	$32	$33,055	$114

The available-for-sale securities have a fair value of approximately $129.8 million, of which approximately $33.1 million have unrealized losses when compared to their amortized cost. The securities with the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and minimal losses (approximately 0.09%) when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at December 31, 2011.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2011.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,004	$7,123	$2,583	$2,626
Due after one year through five years	21,722	21,773	1,590	1,648
Due after five years through ten years	5,297	5,401	1,297	1,373
Due after ten years	92,882	94,884	1,010	1,085
	126,905	129,181	6,480	6,732
Equity securities	577	599	-	-
Total	$127,482	$129,780	$6,480	$6,732

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

	December 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$77,762	$79,358	$63,097	$64,651

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2011 or 2010.

Proceeds from sales of investment securities were $20.8 million, $0, and $2.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Gross gains from sales of investment securities were $595 thousand, $0 and $49 thousand for the years ended December 31, 2011, 2010, and 2009, respectively. Gross losses were $32 thousand for 2011. There were no gross losses for 2010 or 2009.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in the Maryland counties of Talbot, Queen Anne’s, Kent, Caroline and Dorchester and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Construction	$119,883	$143,952
Residential real estate	321,604	333,738
Commercial real estate	315,439	318,726
Commercial	69,485	82,787
Consumer	14,639	16,201
Total loans	841,050	895,404
Allowance for credit losses	(14,288)	(14,227)
Total loans, net	$826,762	$881,177

Loans include deferred costs net of deferred fees of $188 thousand at year-end 2011 and $38 thousand at year-end 2010.

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility. As of December 31, 2011, and 2010, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $22.4 million and $20.0 million, respectively. During 2011 and 2010, loan additions were approximately $4.4 million and $2.1 million, respectively, and loan repayments were approximately $2.0 million and $1.3 million, respectively.

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses.

Loans are evaluated on a case-by-case basis for impairment. Once the amount of impairment has been determined, the uncollectible portion is charged off. In some cases, a specific allocation within the allowance for credit losses is made until such time as a charge off is made. Impaired nonaccrual loans were $51.4 million and $36.2 million at the end of 2011 and 2010, respectively. At December 31, 2011, impaired nonaccrual loans had been reduced by partial charge-offs totaling $13.5 million, or 20.8%, of the aggregate unpaid principal balance. In addition, $1.5 million in specific reserves were established against $4.7 million of impaired nonaccrual loans. At December 31, 2010, impaired nonaccrual loans had been reduced by partial charge-offs totaling $8.3 million, or 18.6%, of the aggregate unpaid principal balance. In addition, $203 thousand in specific reserves were established against $837 thousand of impaired nonaccrual loans.

A loan is considered a troubled debt restructuring if a concession is granted due to a deterioration in a borrower’s financial condition. At both December 31, 2011 and 2010, the Company had impaired accruing troubled debt restructurings of $25.2 million.

Gross interest income of $2.6 million, $2.1 million and $859 thousand would have been recorded in 2011, 2010 and 2009, respectively, if impaired loans had been current and performing in accordance with their original terms. There was no interest recorded on such loans during 2011 or 2010. There was $4 thousand in interest recorded during 2009.

The following tables provide information on impaired loans by loan class as of December 31, 2011 and 2010.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2011
Impaired nonaccrual loans:
Construction	$22,883	$14,005	$1,550	$170	$16,555
Residential real estate	22,431	16,925	3,181	1,296	15,430
Commercial real estate	17,372	14,012	-	-	14,624
Commercial	2,119	1,669	-	-	2,539
Consumer	30	28	-	-	32
Total	64,835	46,639	4,731	1,466	49,180

Impaired accruing restructured loans:
Construction	11,781	11,781	-	-	10,663
Residential real estate	3,792	3,792	-	-	6,093
Commercial real estate	9,566	9,566	-	-	7,960
Commercial	69	69	-	-	111
Consumer	-	-	-	-	-
Total	25,208	25,208	-	-	24,827

Total impaired loans:
Construction	34,664	25,786	1,550	170	27,218
Residential real estate	26,223	20,717	3,181	1,296	21,523
Commercial real estate	26,938	23,578	-	-	22,584
Commercial	2,188	1,738	-	-	2,650
Consumer	30	28	-	-	32
Total	$90,043	$71,847	$4,731	$1,466	$74,007

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2010
Impaired nonaccrual loans:
Construction	$22,643	$17,261	$-	$-	$19,380
Residential real estate	11,983	9,132	837	203	8,788
Commercial real estate	5,558	5,133	-	-	3,827
Commercial	4,305	3,845	-	-	3,191
Consumer	30	30	-	-	56
Total	44,519	35,401	837	203	35,242

Impaired accruing restructured loans:
Construction	10,914	10,914	-	-	3,110
Residential real estate	5,561	5,561	-	-	4,658
Commercial real estate	8,147	8,147	-	-	2,129
Commercial	529	529	-	-	171
Consumer	-	-	-	-	-
Total	25,151	25,151	-	-	10,068

Total impaired loans:
Construction	33,557	28,175	-	-	22,490
Residential real estate	17,544	14,693	837	203	13,446
Commercial real estate	13,705	13,280	-	-	5,956
Commercial	4,834	4,374	-	-	3,362
Consumer	30	30	-	-	56
Total	$69,670	$60,552	$837	$203	$45,310

The following tables provide information on troubled debt restructurings by loan class as of December 30, 2011 and 2010. The amounts include nonaccrual troubled debt restructurings.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment
Troubled debt restructurings:
December 31, 2011
Construction	9	$12,981	$12,539
Residential real estate	20	11,471	10,359
Commercial real estate	20	15,874	14,175
Commercial	1	69	69
Consumer	-	-	-
Total	50	$40,395	$37,142

December 31, 2010
Construction	5	$11,075	$10,926
Residential real estate	31	7,986	7,388
Commercial real estate	16	9,424	9,417
Commercial	3	529	529
Consumer	-	-	-
Total	55	$29,014	$28,260

(Dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted:
December 31, 2011
Construction	3	$758
Residential real estate	10	7,353
Commercial real estate	5	6,751
Commercial	-	-
Consumer	-	-
Total	18	$14,862

December 31, 2010
Construction	1	$12
Residential real estate	13	2,752
Commercial real estate	6	4,103
Commercial	-	-
Consumer	-	-
Total	20	$6,867

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard and doubtful are adversely rated and are assigned higher risk ratings than favorably rated loans.

The following tables provide information on loan risk ratings as of December 31, 2011 and 2010.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2011
Construction	$50,403	$30,373	$23,552	$-	$15,555	$119,883
Residential real estate	261,910	13,467	25,676	445	20,106	321,604
Commercial real estate	257,247	16,001	28,179	-	14,012	315,439
Commercial	59,178	3,813	4,748	77	1,669	69,485
Consumer	14,520	32	59	-	28	14,639
Total	$643,258	$63,686	$82,214	$522	$51,370	$841,050

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2010
Construction	$83,344	$23,090	$20,257	$-	$17,261	$143,952
Residential real estate	283,895	23,847	13,752	2,275	9,969	333,738
Commercial real estate	260,040	17,821	35,732	-	5,133	318,726
Commercial	73,502	2,249	3,088	103	3,845	82,787
Consumer	16,043	-	128	-	30	16,201
Total	$716,824	$67,007	$72,957	$2,378	$36,238	$895,404

The following tables provide information on the aging of the loan portfolio as of December 31, 2011 and 2010.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
December 31, 2011
Construction	$102,441	$1,246	$316	$325	$1,887	$15,555	$119,883
Residential real estate	289,459	4,417	5,291	2,331	12,039	20,106	321,604
Commercial real estate	289,760	10,073	1,594	-	11,667	14,012	315,439
Commercial	64,581	1,350	1,819	66	3,235	1,669	69,485
Consumer	14,492	112	6	1	119	28	14,639
Total	$760,733	$17,198	$9,026	$2,723	$28,947	$51,370	$841,050

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
December 31, 2010
Construction	$124,892	$1,691	$108	$-	$1,799	$17,261	$143,952
Residential real estate	314,914	4,046	1,355	3,454	8,855	9,969	333,738
Commercial real estate	306,497	3,393	2,717	986	7,096	5,133	318,726
Commercial	77,833	470	465	174	1,109	3,845	82,787
Consumer	15,572	486	25	88	599	30	16,201
Total	$839,708	$10,086	$4,670	$4,702	$19,458	$36,238	$895,404

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual
December 31, 2011
Construction	85.4%	1.0%	0.3%	0.3%	1.6%	13.0%
Residential real estate	90.0	1.4	1.6	0.7	3.7	6.3
Commercial real estate	91.9	3.2	0.5	-	3.7	4.4
Commercial	93.0	1.9	2.6	0.1	4.6	2.4
Consumer	99.0	0.8	-	-	0.8	0.2
Total	90.5	2.0	1.1	0.3	3.4	6.1

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual
December 31, 2010
Construction	86.8%	1.1%	0.1%	-%	1.2%	12.0%
Residential real estate	94.4	1.2	0.4	1.0	2.6	3.0
Commercial real estate	96.2	1.0	0.9	0.3	2.2	1.6
Commercial	94.0	0.6	0.6	0.2	1.4	4.6
Consumer	96.1	3.0	0.2	0.5	3.7	0.2
Total	93.8	1.2	0.5	0.5	2.2	4.0

Management has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based on this analysis. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2011 and 2010.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(4,236)	(7,693)	(5,037)	(3,388)	(202)	-	(20,556)
Recoveries	49	120	361	549	68	-	1,147
Net charge-offs	(4,187)	(7,573)	(4,676)	(2,839)	(134)	-	(19,409)

Provision	4,605	7,754	4,426	2,915	91	(321)	19,470
Ending balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2010
Allowance for credit losses:
Beginning balance	$2,630	$1,528	$3,947	$2,132	$515	$124	$10,876

Charge-offs	(7,910)	(5,818)	(492)	(3,710)	(589)	-	(18,519)
Recoveries	14	215	108	214	200	-	751
Net charge-offs	(7,896)	(5,603)	(384)	(3,496)	(389)	-	(17,768)

Provision	8,593	8,908	102	2,786	511	219	21,119
Ending balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2011 and 2010.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2011
Loans individually evaluated for impairment	$27,336	$23,898	$23,578	$1,738	$28	$-	$76,578
Loans collectively evaluated for impairment	92,547	297,706	291,861	67,747	14,611	-	764,472
Total loans	$119,883	$321,604	$315,439	$69,485	$14,639	$-	$841,050

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$170	$1,296	$-	$-	$-	$-	$1,466
Loans collectively evaluated for impairment	3,575	3,718	3,415	1,498	594	22	12,822
Total allowance for credit losses	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2010
Loans individually evaluated for impairment	$28,175	$15,530	$13,280	$4,374	$30	$-	$61,389
Loans collectively evaluated for impairment	115,777	318,208	305,446	78,413	16,171	-	834,015
Total loans	$143,952	$333,738	$318,726	$82,787	$16,201	$-	$895,404

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$203	$-	$-	$-	$-	$203
Loans collectively evaluated for impairment	3,327	4,630	3,665	1,422	637	343	14,024
Total allowance for credit losses	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

NOTE 5. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Land	$4,902	$4,902
Buildings and land improvements	13,404	12,290
Furniture and equipment	7,390	8,322
	25,696	25,514
Accumulated depreciation	(11,034)	(11,031)
Total	$14,662	$14,483

Depreciation expense totaled $996 thousand for 2011 and $1.1 million for both 2010 and 2009. The increase in buildings and land improvements was primarily from the purchases associated with the relocation of a branch of one of the Banks.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2011, 2010, and 2009 was $753 thousand, $770 thousand and $774 thousand, respectively. Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2012	$725
2013	494
2014	371
2015	245
2016	246
Thereafter	1,387
Total minimum lease payments	$3,468

NOTE 6. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 2010, the Company terminated the operations of its mortgage brokerage subsidiary and now conducts brokerage activities through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”. This investment is carried at cost, adjusted for the Company’s 49.0% equity ownership in Wye Mortgage Group’s undistributed income or loss. The following table provides a summary of the activity related to our investment in Wye Mortgage Group for 2011 and 2010.

(Dollars in thousands)	2011	2010
Beginning balance	$19	$-
Investment in unconsolidated subsidiary	25	25
Equity in undistributed income (loss)	45	(6)
Ending balance	$89	$19

Income (loss)	$169	$(6)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $12.5 million at December 31, 2011 and $13.7 million at December 31, 2010. Under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”, goodwill was subjected to an annual assessment for impairment during the third quarter of 2011. As a result of the annual assessment, it was determined that no goodwill impairment existed in the Company’s Community Banking segment. In 2010, the annual assessment determined that goodwill impairment existed at one of the Banks in the Community Banking segment and the Company recorded goodwill impairment charges of $1.5 million. The Community Banking segment had $2.6 million in goodwill at the end of both 2011 and 2010. See Note 26 for further information regarding the Company’s business segments.

During the testing for goodwill and other intangible assets impairment in the third quarter of 2011, it was determined that goodwill and other intangible assets were impaired in the Insurance Products and Services segment, primarily relating to the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand. In 2010, the annual assessment determined that goodwill impairment existed in the Company’s wholesale insurance business in the Insurance Products and Services segment. The Company recorded goodwill impairment charges of $1.5 million and other intangible assets impairment charges of $51 thousand in the third quarter of 2010. During the fourth quarter of 2010, goodwill increased $724 thousand for the Insurance Products and Services segment. The increase reflected a contingent payment to be made to one of the Company’s retail insurance producer firms for meeting performance criteria outlined in its acquisition agreement. As of December 31, 2011, the Insurance Products and Services segment had $9.9 million in goodwill compared to $11.1 million at the end of 2010.

The Company will continue to review goodwill and other intangible assets on an annual basis for impairment and as events occur or circumstances change.

The significant components of goodwill and acquired intangible assets are as follows:

	December 31, 2011					December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Goodwill	$17,345	$(4,224)	$(667)	$12,454	-	$17,345	$(3,000)	$(667)	$13,678	-

Other intangible assets
Amortizable
Employment agreements	$1,730	$-	$(1,059)	$671	2.7	$1,730	$-	$(810)	$920	3.7
Insurance expirations	1,270	-	(809)	461	5.4	1,270	-	(725)	545	6.4
Core deposits	968	-	(938)	30	0.3	968	-	(817)	151	1.3
Customer relationships	960	(126)	(253)	581	11.6	960	(6)	(195)	759	12.6
	4,928	(126)	(3,059)	1,743		4,928	(6)	(2,547)	2,375
Unamortizable
Carrier relationships	1,300	(45)	-	1,255	-	1,300	(45)	-	1,255	-
Trade name	1,210	-	-	1,210	-	1,210	-	-	1,210	-
	2,510	(45)	-	2,465		2,510	(45)	-	2,465
Total other intangible assets	$7,438	$(171)	$(3,059)	$4,208		$7,438	$(51)	$(2,547)	$4,840

The current period and estimated future amortization expense for amortizable other intangible assets is as follows:

		Amortization
(Dollars in thousands)		Expense
Year ended December 31, 2011		$512

Estimate for years ended December 31,	2012	392
	2013	296
	2014	296
	2015	255
	2016	134

NOTE 8. OTHER ASSETS

The Company had the following other assets at December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Nonmarketable investment securities	$2,866	$2,949
Insurance premiums receivable	876	741
Accrued interest receivable	3,933	5,060
Deferred income taxes (1)	9,036	7,578
Interest rate caps (2)	250	2,022
Prepaid FDIC premium expense	2,864	4,073
Other assets	6,895	6,262
Total	$26,720	$28,685

(1) See Note 16 for further discussion.

(2) See Note 21 for further discussion.

NOTE 9. OTHER LIABILITIES

The Company had the following other liabilities at December 31 2011 and 2010.

(Dollars in thousands)	2011	2010
Accrued interest payable	$569	$860
Counterparty collateral - interest rate caps (1)	428	1,390
Other liabilities	7,756	9,059
Total	$8,753	$11,309

(1) See Note 21 for further discussion.

NOTE 10. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more was $243.5 million and $263.7 million at December 31, 2011 and 2010, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Due in one year or less	$244,715	$295,361
Due in one to three years	116,586	109,632
Due in three to five years	83,604	66,394
Total	$444,905	$471,387

NOTE 11. SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31, 2011 and 2010.

	2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$15,319	0.37%	$15,824	0.44%
Other short-term borrowings	-	-	524	2.53
Total	$15,319	0.37	$16,348	0.51

At Year End
Retail repurchase agreements	$17,817	0.34%	$16,041	0.35%

Maximum Month-End Balance
Retail repurchase agreements	$18,251		$17,864
Other short-term borrowings	-		3,378

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

NOTE 12. LONG-TERM DEBT

The Company had the following long-term debt as of December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Acquisition-related debt, 4.08% interest, annual payments over five years	$455	$932

The acquisition-related debt was incurred as part of the purchase price of TSGIA and is payable to the seller thereof, who remains the President of that subsidiary. The final payment is due on October 1, 2012.

NOTE 13. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $430 thousand, $501 thousand, and $1.1 million for 2011, 2010, and 2009, respectively. The expense decreased in 2011 when compared to 2010 because forfeitures were used to reduce 401(k) costs during 2011. The expense decreased in 2010 when compared to 2009 due to a decline in the amounts accrued for the profit sharing portion of the plan based on lower profits.

NOTE 14. STOCK-BASED COMPENSATION

At December 31, 2011, Shore Bancshares, Inc. maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”). The ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted thereunder were outstanding as of December 31, 2011.

Stock-based compensation expense totaled $338 thousand, $390 thousand and $102 thousand in 2011, 2010, and 2009, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant date fair value and reflects forfeitures as they occur. The excess tax expense recognized in the accompanying consolidated statements of income related to stock-based compensation was $45 thousand, $20 thousand, and $5 thousand in 2011, 2010, and 2009, respectively. Unrecognized stock-based compensation expense related to stock-based awards totaled $167 thousand at December 31, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 8.5 months.

Under the 2006 Equity Plan, stock-based awards may be granted periodically to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Board of Shore Bancshares, Inc. Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three- to five-year period of time and, in the case of stock options, expiring 10 years from the grant date. The 2006 Equity Plan originally reserved 631,972 shares of common stock for grant, and 561,294 shares remained available for grant at December 31, 2011.

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2011.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Number	Weighted Average Grant	Number	Weighted Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Nonvested at beginning of year	44,127	$16.76	27,405	$20.23
Granted	13,923	6.99	24,473	13.41
Vested	(12,271)	18.95	(7,751)	18.47
Cancelled	-	-	-	-

Nonvested at end of year	45,779	13.20	44,127	16.76

The total fair value of restricted stock awards that vested was $119 thousand in 2011 and $163 thousand in 2010.

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. No options were granted during 2011 or 2010.

There was no aggregate intrinsic value of the options outstanding and exercisable based on the $5.15 market value per share of the Company’s common stock at December 31, 2011. Since there were no options exercised during 2011 or 2010, there was no intrinsic value of stock options exercised and no cash received on exercise of options. No stock options vested in 2011 or 2010.

The following is a summary of stock option activity for the 1998 Option Plan for 2011 and 2010.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	8,420	$13.17	10,850	$13.36
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	(1,295)	13.17	(2,430)	14.00
Outstanding at end of year	7,125	13.17	8,420	13.17

At December 31, 2011, all 7,125 outstanding options were exercisable, had a weighted average exercise price of $13.17 per share, and expire on May 9, 2012.

NOTE 15. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc. The Company may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by the Company will vest over a five-year period. The Company made contributions to the Plan totaling $65 thousand, $94 thousand, and $85 thousand for 2011, 2010, and 2009, respectively. There were no elective deferrals made by plan participants during 2011 or 2010. One plan participant made elective deferrals during 2009.

Shore Bancshares, Inc. has a supplemental deferred compensation plan to provide retirement benefits to its Chief Executive Officer. The participant is 100% vested in amounts credited to his account. No contributions have been made to this plan since the adoption of the Plan described above.

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by CNB, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Cash surrender value	$3,006	$3,191
Accrued benefit obligation	1,158	1,037

NOTE 16. INCOME TAXES

The following table provides information on income taxes receivable/payable and deferred taxes included in the balance sheets as of December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Federal income taxes currently receivable (payable)	$454	$(512)
State income taxes currently receivable (payable)	265	111
Net deferred tax asset	9,036	7,578

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2011	2010	2009
Current tax expense:
Federal	$656	$1,940	$4,078
State	236	473	1,262
	892	2,413	5,340
Deferred income tax benefit:
Federal	(1,233)	(2,350)	(708)
State	(317)	(555)	(220)
	(1,550)	(2,905)	(928)

Total income tax (benefit) expense	$(658)	$(492)	$4,412

The following table provides a reconciliation of tax computed at the statutory federal tax rate of 34.0% for both 2011 and 2010, and 34.2% for 2009 to the actual tax expense for the three years ended December 31.

(Dollars in thousands)	2011	2010	2009
Tax at federal statutory rate	34.0%	34.0%	34.2%
Tax effect of:
Tax-exempt income	8.8	7.6	(1.6)
Non-deductible goodwill impairment charges	(6.0)	(24.3)	-
Other non-deductible expenses	(2.1)	(1.3)	0.2
State income taxes, net of federal benefit	3.6	2.4	5.9
Other	4.0	4.4	(0.9)

Actual income tax expense rate	42.3%	22.8%	37.8%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for credit losses	$5,640	$5,652
Reserve for off-balance sheet commitments	137	198
Write-downs of other real estate owned	346	163
Net operating loss carry forward	212	258
Deferred income	2,055	1,244
Accrued employee benefits	1,187	1,049
Accrued data processing expenses	263	298
Unrealized losses on interest rate caps	2,070	1,884
Other	54	60
Total deferred tax assets	11,964	10,806
Deferred tax liabilities:
Depreciation	612	550
Purchase accounting adjustments	680	1,047
Deferred capital gain on branch sale	473	486
Deferred gains on interest rate swaps	169	169
Deferred loan costs	-	256
Unrealized gains on available-for-sale securities	928	650
Other	66	70
Total deferred tax liabilities	2,928	3,228
Net deferred tax assets	$9,036	$7,578

NOTE 17. EARNINGS/(LOSS) PER COMMON SHARE

Basic earnings/(loss) per common share are calculated by dividing net income/(loss) available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share are calculated by dividing net income/(loss) available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of stock-based awards and the warrant. There is no dilutive effect on the loss per share during loss periods. The following table provides information relating to the calculation of earnings/(loss) per common share.

(In thousands, except per share data)	2011	2010	2009

Net (loss) income	$(897)	$(1,667)	$5,397

Weighted average shares outstanding – basic	8,451	8,442	8,414

Dilutive effect of stock-based awards and warrant	-	-	3

Weighted average shares outstanding – diluted	8,451	8,442	8,417

(Loss) earnings per common share – basic	$(0.11)	$(0.20)	$0.64

(Loss) earnings per common share – diluted	$(0.11)	$(0.20)	$0.64

The calculations of diluted earnings/(loss) per share excluded weighted average stock-based awards of 7,201 for 2011, 8,626 for 2010 and 438 for 2009 and that portion of a warrant to purchase weighted average shares of common stock of 152 thousand for 2011, 173 thousand for 2010 and 169 thousand for 2009 because the effect of including them would have been antidilutive.

NOTE 18. REGULATORY CAPITAL REQUIREMENTS

Shore Bancshares, Inc. and each of the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). Management believes, as of December 31, 2011, that Shore Bancshares, Inc. and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios. Management believes that there are no conditions or events since that notification that have changed the well-capitalized category of Shore Bancshares, Inc. or either of the Banks.

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

The following tables present the capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of December 31, 2011 and 2010. Also presented below are the capital amounts and ratios for Felton Bank as of December 31, 2010.

December 31, 2011 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$106,276	$116,917	$846,936	$1,143,990	12.55%	13.80%	9.29%
Talbot Bank	63,667	70,604	551,202	706,984	11.55	12.81	9.01
CNB	41,542	45,246	295,232	431,968	14.07	15.33	9.62

December 31, 2010 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$105,808	$117,057	$895,581	$1,109,999	11.81%	13.07%	9.53%
Talbot Bank	65,736	73,133	589,533	682,493	11.15	12.41	9.63
CNB	32,813	35,893	246,056	342,771	13.34	14.59	9.57
Felton Bank	7,683	8,459	61,086	81,621	12.58	13.85	9.41

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and Shore Bancshares, Inc. The Banks paid dividends of $989 thousand to Shore Bancshares, Inc. during 2011. At December 31, 2011, the Banks could have paid dividends to Shore Bancshares, Inc. of approximately $8.9 million without the prior consent and approval of the regulatory agencies. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2011 or 2010.

NOTE 19. LINES OF CREDIT

The Banks had $15.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2011. The comparable amount was $24.5 million at December 31, 2010. In addition, the Banks had credit availability of approximately $31.6 million and $29.1 million from the Federal Home Loan Bank at December 31, 2011 and 2010, respectively. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. At December 31, 2011 and 2010, the Federal Home Loan Bank had issued letters of credit of $63 million and $71.0 million, respectively, on behalf of the Banks to local government entities as collateral for their deposits. The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2011 or 2010.

NOTE 20. FAIR VALUE MEASUREMENTS

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivative assets and liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate and other assets owned (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principle will not be made in accordance with contractual terms. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. At December 31, 2011 and 2010, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At December 31, 2011 and 2010, foreclosed assets were classified as Level 3 in the fair value hierarchy.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as recurring Level 2. As of December 31, 2011 and 2010, the Company’s derivative instruments consisted solely of interest rate caps. Derivative assets and liabilities are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2011 and 2010. No assets were transferred from one hierarchy level to another during 2011 and 2010.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Securities available for sale:
U.S. Government agencies	$42,148	$-	$42,148	$-
Mortgage-backed securities	87,033	-	87,033	-
Other equity securities	599	-	599	-
Total	$129,780	$-	$129,780	$-

Interest rate caps	$250	$-	$250	$-

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Securities available for sale:
U.S. Government agencies	$58,904	$-	$58,904	$-
Mortgage-backed securities	39,577	-	39,577	-
Other equity securities	574	-	574	-
Total	$99,055	$-	$99,055	$-

Interest rate caps	$2,022	$-	$2,022	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for 2011 and 2010. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
2011
Impaired loans:
Beginning balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186
Charge-offs	(4,313)	(7,082)	(4,643)	(2,600)	-	(18,638)
Payments	(1,555)	(7,557)	(2,364)	(550)	(13)	(12,039)
Transfers to other real estate owned	(2,317)	(1,642)	(4,920)	(388)	-	(9,267)
Return to performing status	-	(1,907)	-	-	-	(1,907)
Changed to nonaccrual status	(419)	(3,120)	(1,825)	-	-	(5,364)
Additions	7,765	29,879	24,050	902	11	62,607
Changes in allowance	(170)	(1,296)	-	-	-	(1,466)
Ending balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
2010
Impaired loans:
Beginning balance	$7,163	$5,968	$2,828	$1,560	$37	$17,556
Charge-offs	(7,765)	(5,809)	(76)	(2,258)	(94)	(16,002)
Payments	(2,209)	(4,146)	(1,099)	(220)	(2)	(7,676)
Transfers to other real estate owned	(157)	(1,233)	(208)	-	-	(1,598)
Return to performing status	(462)	(655)	-	(582)	-	(1,699)
Changed to nonaccrual status	-	-	-	-	-	-
Additions	31,605	21,405	11,835	5,874	89	70,808
Changes in allowance	-	(203)	-	-	-	(203)
Ending balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186

(Dollars in thousands)	2011	2010
Other real estate owned:
Beginning balance	$3,702	$2,572
Sales	(3,978)	(1,353)
Write-downs	(1,051)	(657)
Additions	10,712	3,140
Ending balance	$9,385	$3,702

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

The following table provides information on the estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010.

	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$127,742	$127,742	$77,964	$77,964
Investment securities	136,260	136,512	105,782	105,906
Loans	841,050	856,917	895,404	908,745
Less: allowance for credit losses	(14,288)	-	(14,227)	-
Total	$1,090,764	$1,121,171	$1,064,923	$1,092,615

Financial liabilities
Deposits	$1,009,919	$1,013,964	$979,516	$983,257
Short-term borrowings	17,817	17,817	16,041	16,041
Long-term debt	455	470	932	982
Total	$1,028,191	$1,032,251	$996,489	$1,000,280

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

During the second quarter of 2009, the Company entered into five-year interest rate swap agreements with notional amounts of $70 million to effectively fix the interest rate on $70 million of the Company’s money market deposit accounts at 2.97%. Because the interest rate swaps did not qualify for hedge accounting, the Company restructured the original transactions and purchased interest rate caps for $7.2 million during the third quarter of 2009. The interest rate caps qualified for hedge accounting. At December 31, 2011 and 2010, the aggregate fair value of these derivatives was an asset of $250 thousand and $2.0 million, respectively. The change in fair value included a $460 thousand adjustment to record unrealized holding losses on the interest rate caps and a $1.3 million charge to interest expense associated with the hedged money market deposit accounts. For 2010 and 2009, unrealized holding losses on the interest rate caps were $3.7 million and $952 thousand, respectively, and interest expense associated with the hedged money market deposit accounts was $429 thousand and $8 thousand, respectively. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $2.0 million. For 2009, other noninterest income included a gain relating to the swap transactions of $420 thousand which was recorded in the second quarter of 2009.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Also to minimize risk associated with the interest rate caps, the Company obtained counterparty collateral which was recorded in other liabilities. At December 31, 2011 and 2010, the counterparty collateral was $428 thousand and $1.4 million, respectively.

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

The following table provides information on commitments outstanding as of December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Commitments to extend credit	$136,222	$137,078
Letters of credit	11,311	15,586

Total	$147,533	$152,664

NOTE 23. CONTINGENCIES

In the normal course of business, Shore Bancshares, Inc. and its subsidiaries may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2011	2010
Assets
Cash	$1,316	$1,344
Investment in subsidiaries	121,567	123,570
Premises and equipment, net	2,711	2,877
Other assets	1,519	1,422
Total assets	$127,113	$129,213

Liabilities
Accrued interest payable	$91	$139
Deferred tax liability	1,383	1,458
Other liabilities	1,040	971
Long-term debt	3,350	4,132
Total liabilities	5,864	6,700

Stockholders’ equity
Common stock	85	84
Warrant	-	1,543
Additional paid in capital	32,052	30,242
Retained earnings	90,801	92,458
Accumulated other comprehensive loss	(1,689)	(1,814)
Total stockholders’ equity	121,249	122,513

Total liabilities and stockholders’ equity	$127,113	$129,213

Condensed Statements of (Loss) Income

For the Years Ended December 31,

(Dollars in thousands)	2011	2010	2009
Income
Dividends from subsidiaries	$1,519	$2,786	$5,725
Management and other fees from subsidiaries	5,783	6,095	5,952
Other income	245	70	76
Interest income	6	1	68
Total income	7,553	8,952	11,821

Expenses
Interest expense	154	172	87
Salaries and employee benefits	3,977	4,120	4,351
Occupancy and equipment expense	471	494	427
Other operating expenses	1,360	1,499	1,476
Total expenses	5,962	6,285	6,341

Income before income tax expense and equity in undistributed net income of subsidiaries	1,591	2,667	5,480
Income tax (benefit) expense	(190)	151	125
Income before equity in undistributed net income of subsidiaries	1,781	2,516	5,355

Equity in undistributed net (loss) income of subsidiaries	(2,678)	(4,183)	1,918
Net (loss) income	(897)	(1,667)	7,273
Preferred stock dividends and discount accretion	-	-	1,876
Net (loss) income available to common stockholders	$(897)	$(1,667)	$5,397

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(897)	$(1,667)	$7,273
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	2,678	4,183	(1,918)
Depreciation	223	235	215
Stock-based compensation expense	338	390	102
Excess tax expense from stock-based arrangements	(45)	(20)	(5)
Net (increase) decrease in other assets	(72)	308	(808)
Net (decrease) increase in other liabilities	(99)	406	114
Net cash provided by operating activities	2,126	3,835	4,973

Cash flows from investing activities:
Purchases of premises and equipment	(57)	(109)	(333)
Investment in unconsolidated subsidiary	(25)	(25)	-
Investment in subsidiaries	(550)	-	(3,400)
Net cash used by investing activities	(632)	(134)	(3,733)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	-	(3,378)	3,378
Proceeds from long-term debt	-	3,200	-
Repayment of long-term debt	(782)	(497)	(518)
Excess tax expense from stock-based arrangements	45	20	5
Proceeds from issuance of preferred stock and warrant	-	-	25,000
Redemption of preferred stock	-	-	(23,525)
Repurchase of warrant	(25)	-	-
Proceeds from issuance of common stock	-	-	2
Preferred stock dividends paid	-	-	(1,808)
Common stock dividends paid	(760)	(2,026)	(5,386)
Net cash used by financing activities	(1,522)	(2,681)	(2,852)

Net (decrease) increase in cash and cash equivalents	(28)	1,020	(1,612)
Cash and cash equivalents at beginning of year	1,344	324	1,936
Cash and cash equivalents at end of year	$1,316	$1,344	$324

NOTE 25. QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the two years ended December 31, 2011.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Interest income	$12,718	$12,735	$12,868	$12,531
Net interest income	9,862	9,942	10,123	9,837
Provision for credit losses	6,390	5,395	3,650	4,035
(Loss) income before income taxes	(2,024)	(266)	319	416
Net (loss) income	(1,083)	(233)	94	325

Basic (loss) earnings per common share	$(0.13)	$(0.03)	$0.01	$0.04
Diluted (loss) earnings per common share	$(0.13)	$(0.03)	$0.01	$0.04

2010
Interest income	$13,828	$13,967	$13,837	$13,829
Net interest income	10,395	10,691	10,687	10,866
Provision for credit losses	7,617	4,917	4,193	4,392
(Loss) income before income taxes	(2,661)	654	(1,492)	1,340
Net (loss) income	(1,562)	445	(1,400)	850

Basic (loss) earnings per common share	$(0.19)	$0.05	$(0.17)	$0.10
Diluted (loss) earnings per common share	$(0.19)	$0.05	$(0.17)	$0.10

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

During the third quarter of 2011, goodwill and other intangible assets were tested for impairment. It was determined that goodwill and other intangible assets were impaired in the Company’s Insurance Products and Services segment, primarily relating to the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand reflected in the table below in noninterest expense.

During the third quarter of 2010, when goodwill and other intangible assets were tested for impairment, it was determined that goodwill and other intangible assets were impaired in the Company’s Community Banking segment at one of the Banks, and in the Insurance Products and Services segment, specifically relating to the Company’s wholesale insurance business. The Company recorded goodwill impairment charges of $1.5 million in both segments, and other intangible assets impairment charges of $51 thousand in the Insurance Products and Services segment.

Selected financial information by business segments is included in the following table.

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2011
Interest income	$50,721	$131	$-	$50,852
Interest expense	(11,051)	-	(37)	(11,088)
Provision for credit losses	(19,470)	-	-	(19,470)
Noninterest income	7,269	9,881	168	17,318
Noninterest expense	(22,738)	(10,766)	(5,663)	(39,167)
Net intersegment (expense) income	(5,148)	(455)	5,603	-
(Loss) income before taxes	(417)	(1,209)	71	(1,555)
Income tax benefit (expense)	176	512	(30)	658
Net (loss) income	$(241)	$(697)	$41	$(897)

Total assets	$1,138,576	$17,354	$2,263	$1,158,193

2010
Interest income	$55,293	$168	$-	$55,461
Interest expense	(12,752)	-	(70)	(12,822)
Provision for credit losses	(21,119)	-	-	(21,119)
Noninterest income	7,308	10,739	(6)	18,041
Noninterest expense	(24,328)	(11,410)	(5,982)	(41,720)
Net intersegment (expense) income	(5,418)	(521)	5,939	-
Loss before tax benefit	(1,016)	(1,024)	(119)	(2,159)
Income tax benefit	232	233	27	492
Net loss	$(784)	$(791)	$(92)	$(1,667)

Total assets	$1,108,712	$18,759	$2,840	$1,130,311

2009
Interest income	$58,722	$67	$-	$58,789
Interest expense	(17,324)	-	(87)	(17,411)
Provision for credit losses	(8,986)	-	-	(8,986)
Noninterest income	7,774	11,767	-	19,541
Noninterest expense	(23,256)	(10,882)	(6,110)	(40,248)
Net intersegment (expense) income	(5,481)	(470)	5,951	-
Income (loss) before taxes	11,449	482	(246)	11,685
Income tax (expense) benefit	(4,323)	(182)	93	(4,412)
Net income (loss)	$7,126	$300	$(153)	$7,273

Total assets	$1,133,673	$19,390	$3,453	$1,156,516

NOTE 27. PREFERRED STOCK

On January 9, 2009, Shore Bancshares, Inc. participated in the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) of the United States Department of the Treasury (the “Treasury”) by issuing 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) and a common stock purchase warrant covering 172,970 shares of common stock (the “Warrant”) to the Treasury for a total sales price of $25 million. On April 15, 2009, Shore Bancshares, Inc. redeemed all 25,000 shares of the Preferred Stock from Treasury for $25 million, plus accrued dividends of $208 thousand. At the time of the redemption, the Preferred Stock had a carrying value of $23.5 million. The difference between the redemption price and carrying value represented an additional accelerated deemed dividend of $1.5 million. Total dividends paid on the Preferred Stock was $1.8 million for 2009.

On November 16, 2011, Shore Bancshares, Inc. paid $25,000 to repurchase the Warrant from the Treasury. The repurchase price was based on the fair market value of the Warrant as agreed on by Shore Bancshares, Inc. and the Treasury. With the repurchase of the Warrant, Shore Bancshares, Inc. concluded its participation in the TARP CPP.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer (the “PEO”) and the principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2011 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2011. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders:

•	Compensation Discussion and Analysis;
•	Executive Compensation;
•	Director Compensation;
•	Compensation Committee Interlocks and Insider Participation; and
•	Compensation Committee Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company maintains two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards to employees, officers, and/or directors of the Company and its subsidiaries: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, and performance units; and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan, which authorizes the grant of stock options (the “1998 Option Plan”). The Company’s ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but stock options granted under that plan were outstanding as of December 31, 2011. Each of these plans was approved by the Company’s Board of Directors and its stockholders.

The following table contains information about these equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,125	$13.17	561,294

Equity compensation plans not approved by security holders	-	-	-

Total	7,125	$13.17	561,294

(1)	In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000. As of December 31, 2011, the Company has granted 70,678 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.     Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of (Loss) Income — Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Comprehensive (Loss) Income — Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009

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

Shore Bancshares, Inc.

Date: March 14, 2012	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	/s/ Blenda W. Armistead
Herbert L. Andrew, III, Director	Blenda W. Armistead, Director
March 14, 2012	March 14, 2012

/s/ Lloyd L. Beatty, Jr.	/s/ William W. Duncan
Lloyd L. Beatty, Jr., Director	William W. Duncan, Director
March 14, 2012	March 14, 2012

/s/ James A. Judge	/s/ Neil R. LeCompte
James A. Judge, Director	Neil R. LeCompte, Director
March 14, 2012	March 14, 2012

/s/ Frank E. Mason, III	/s/ Jerry F. Pierson
Frank E. Mason, III, Director	Jerry F. Pierson, Director
March 14, 2012	March 14, 2012

/s/ Christopher F. Spurry	/s/ F. Winfield Trice, Jr.
Christopher F. Spurry, Director	F. Winfield Trice, Jr., Director
March 14, 2012	March 14, 2012

/s/ John H. Wilson	/s/ W. Moorhead Vermilye
John H. Wilson, Director	W. Moorhead Vermilye, Director
March 14, 2012	Chief Executive Officer
March 14, 2012

/s/ Susan E. Leaverton
Susan E. Leaverton, Treasurer
Principal Accounting Officer
March 14, 2012

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.1(iii)	Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iii)	Second Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iv)	Third Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10-K for the year ended December 31, 2010)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 9, 2009 by and between the Company and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 13, 2009)

4.2	Letter Agreement dated as of April 15, 2009 between the Company and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2009)

4.3	Substitute Common Stock Purchase Warrant dated January 9, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 4, 2009)

4.4	Letter Agreement dated as of November 16, 2011 between the Company and the U.S. Department of the Treasury relating to the repurchase of the Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2011)

10.1	Amended and Restated Employment Agreement, dated June 16, 2011, between the Company and W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011).

10.2	Employment Agreement, dated June 16, 2011, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011)

10.3	Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007)

10.4	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007)

10.5	Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.6	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.7	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.8	Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006)

10.9	Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006)

10.10	Form of Amended and Restated Director Indexed Fee Continuation Plan Agreement between Centreville National Bank and Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.11	Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006)

10.12	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.13	First Amendment to The Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan for the benefit of W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.14	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319))

10.16	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))

10.17	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.18	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23	Consent of Stegman & Company (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

