Form 10-Q
period 2012-03-31
SHORE BANCSHARES INC
filed 2012-05-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,457,359 shares of common stock outstanding as of April 30, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$19,168	$22,986
Interest-bearing deposits with other banks	130,641	99,776
Federal funds sold	16,190	4,980
Investment securities:
Available for sale, at fair value	121,093	129,780
Held to maturity, at amortized cost – fair value of $6,305 (2012) and $6,732 (2011)	6,056	6,480

Loans	819,015	841,050
Less: allowance for credit losses	(13,544)	(14,288)
Loans, net	805,471	826,762

Premises and equipment, net	15,243	14,662
Goodwill	12,454	12,454
Other intangible assets, net	4,082	4,208
Other real estate and other assets owned, net	11,418	9,385
Other assets	27,905	26,720
TOTAL ASSETS	$1,169,721	$1,158,193

LIABILITIES
Deposits:
Noninterest-bearing	$143,800	$133,801
Interest-bearing	884,271	876,118
Total deposits	1,028,071	1,009,919

Short-term borrowings	13,683	17,817
Other liabilities	8,928	8,753
Long-term debt	455	455
TOTAL LIABILITIES	1,051,137	1,036,944

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,457,359 (2012 and 2011)	85	85
Additional paid in capital	32,066	32,052
Retained earnings	87,680	90,801
Accumulated other comprehensive loss	(1,247)	(1,689)
TOTAL STOCKHOLDERS’ EQUITY	118,584	121,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,169,721	$1,158,193

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2012	2011

INTEREST INCOME
Interest and fees on loans	$11,011	$12,001
Interest and dividends on investment securities:
Taxable	757	657
Tax-exempt	38	38
Interest on federal funds sold	2	16
Interest on deposits with other banks	48	6
Total interest income	11,856	12,718

INTEREST EXPENSE
Interest on deposits	2,641	2,833
Interest on short-term borrowings	15	13
Interest on long-term debt	5	10
Total interest expense	2,661	2,856

NET INTEREST INCOME	9,195	9,862
Provision for credit losses	8,370	6,390

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	825	3,472

NONINTEREST INCOME
Service charges on deposit accounts	648	704
Trust and investment fee income	423	376
Gains on sales of investment securities	-	79
Insurance agency commissions	2,689	2,510
Other noninterest income	814	726
Total noninterest income	4,574	4,395

NONINTEREST EXPENSE
Salaries and wages	4,416	4,246
Employee benefits	1,170	1,153
Occupancy expense	687	596
Furniture and equipment expense	251	272
Data processing	666	851
Directors’ fees	109	107
Amortization of other intangible assets	126	129
Insurance agency commissions expense	385	375
FDIC insurance premium expense	273	460
Other noninterest expenses	2,415	1,702
Total noninterest expense	10,498	9,891

LOSS BEFORE INCOME TAX BENEFIT	(5,099)	(2,024)
Income tax benefit	(2,063)	(941)

NET LOSS	$(3,036)	$(1,083)

Basic net loss per common share	$(0.36)	$(0.13)
Diluted net loss per common share	$(0.36)	$(0.13)
Dividends paid per common share	$0.01	$0.06

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011

Net loss	$(3,036)	$(1,083)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	381	(372)
Tax effect	(153)	150
Reclassification of gains recognized in net income	-	(79)
Tax effect	-	32
Net of tax amount	228	(269)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	359	377
Tax effect	(145)	(153)
Net of tax amount	214	224
Total other comprehensive income (loss)	442	(45)
Comprehensive loss	$(2,594)	$(1,128)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2012	$85	$-	$32,052	$90,801	$(1,689)	$121,249

Comprehensive loss:
Net loss	-	-	-	(3,036)	-	(3,036)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	228	228
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	-	214	214
Total comprehensive loss						(2,594)

Stock-based compensation	-	-	14	-	-	14

Cash dividends paid ($0.01 per share)	-	-	-	(85)	-	(85)

Balances, March 31, 2012	$85	$-	$32,066	$87,680	$(1,247)	$118,584

Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513

Comprehensive loss:
Net loss	-	-	-	(1,083)	-	(1,083)
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	-	(269)	(269)
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	-	224	224
Total comprehensive loss						(1,128)

Stock-based compensation	-	-	48	-	-	48

Cash dividends paid ($0.06 per share)	-	-	-	(507)	-	(507)

Balances, March 31, 2011	$84	$1,543	$30,290	$90,868	$(1,859)	$120,926

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,036)	$(1,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	8,370	6,390
Depreciation and amortization	670	725
Discount accretion on debt securities	(21)	(25)
Stock-based compensation expense	97	69
Excess tax expense from stock-based arrangements	(83)	(21)
Deferred income tax benefit	(137)	(1,552)
Gains on sales of investment securities	-	(79)
Losses (gains) on disposals of premises and equipment	-	(3)
Losses on sales of other real estate owned	599	203
Net changes in:
Accrued interest receivable	197	812
Other assets	(1,322)	140
Accrued interest payable	15	44
Other liabilities	160	(463)
Net cash provided by operating activities	5,509	5,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	14,913	14,979
Proceeds from sales of investment securities available for sale	-	12,061
Purchases of investment securities available for sale	(6,023)	(28,886)
Proceeds from maturities and principal payments of investment securities held to maturity	420	35
Net change in loans	9,368	5,713
Purchases of premises and equipment	(867)	(93)
Proceeds from sales of premises and equipment	-	4
Proceeds from sales of other real estate owned	921	527
Net cash provided by investing activities	18,732	4,340

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	9,999	(1,698)
Net change in interest-bearing deposits	8,153	8,668
Net change in short-term borrowings	(4,134)	(3,963)
Excess tax expense from stock-based arrangements	83	21
Common stock dividends paid	(85)	(507)
Net cash provided by financing activities	14,016	2,521
Net increase in cash and cash equivalents	38,257	12,018
Cash and cash equivalents at beginning of period	127,742	77,964
Cash and cash equivalents at end of period	$165,999	$89,982

Supplemental cash flows information:
Interest paid	$2,646	$2,813
Income taxes paid	$-	$817
Transfers from loans to other real estate owned	$3,553	$1,830

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2012, the consolidated results of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2012 and 2011, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2011 were derived from the 2011 audited financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 8 – Fair Value Measurements, did not have a significant impact on the Company’s financial statements.

ASU 2011-08, "Intangibles - Goodwill and Other - Testing Goodwill for Impairment." ASU 2011-08 amends Topic 350, "Intangibles – Goodwill and Other," to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.

Note 2 – Earnings/(Loss) Per Share

Basic earnings/(loss) per common share is calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share is calculated by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards and the warrant). There is no dilutive effect on the loss per share during loss periods. The following table provides information relating to the calculation of earnings/(loss) per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011
Net loss available to common shareholders	$(3,036)	$(1,083)
Weighted average shares outstanding – Basic	8,457	8,443
Dilutive effect of common stock equivalents	-	-
Weighted average shares outstanding – Diluted	8,457	8,443
Loss per common share – Basic	$(0.36)	$(0.13)
Loss per common share – Diluted	$(0.36)	$(0.13)

The calculation of diluted earnings/(loss) per share for the three months ended March 31, 2012 excluded 17 thousand weighted average stock-based awards because the effect of including them would have been antidilutive. The calculation of diluted earnings/(loss) per share for the three months ended March 31, 2011 excluded seven thousand weighted average stock-based awards and that portion of a warrant to purchase 173 thousand weighted average shares of common stock because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2012:
Obligations of U.S. Government agencies and corporations	$29,901	$751	$7	$30,645
Mortgage-backed securities	87,931	1,943	30	89,844
Equity securities	581	23	-	604
Total	$118,413	$2,717	$37	$121,093

December 31, 2011:
Obligations of U.S. Government agencies and corporations	$41,360	$803	$15	$42,148
Mortgage-backed securities	85,545	1,587	99	87,033
Equity securities	577	22	-	599
Total	$127,482	$2,412	$114	$129,780

Held-to-maturity securities:
March 31, 2012:
Obligations of states and political subdivisions	$6,056	$249	$-	$6,305

December 31, 2011:
Obligations of states and political subdivisions	$6,480	$252	$-	$6,732

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2012.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$4,110	$7	$-	$-	$4,110	$7
Mortgage-backed securities	2,978	22	3,749	8	6,727	30
Total	$7,088	$29	$3,749	$8	$10,837	$37

Total available-for-sale securities have a fair value of approximately $121.1 million. Of these securities, approximately $10.8 million have unrealized losses when compared to their amortized cost. All of the securities with the unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses (approximately 0.03%) when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at March 31, 2012.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2012.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,002	$7,071	$2,277	$2,304
Due after one year through five years	10,301	10,338	2,057	2,112
Due after five years through ten years	5,371	5,549	712	793
Due after ten years	95,158	97,531	1,010	1,096
	117,832	120,489	6,056	6,305
Equity securities	581	604	-	-
Total	$118,413	$121,093	$6,056	$6,305

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Construction	$114,390	$119,883
Residential real estate	309,234	321,604
Commercial real estate	315,565	315,439
Commercial	64,347	69,485
Consumer	15,479	14,639
Total loans	819,015	841,050
Allowance for credit losses	(13,544)	(14,288)
Total loans, net	$805,471	$826,762

Loans include deferred costs net of deferred fees of $182 thousand at March 31, 2012 and $188 thousand at December 31, 2011.

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

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Generally, interest income is not recognized on specific impaired loans unless the likelihood of further loss is remote. The allowance for credit losses includes specific reserves related to impaired loans. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses.

Loans are evaluated on a case-by-case basis for impairment. Once the amount of impairment has been determined, the uncollectible portion is charged off. In some cases, a specific allocation within the allowance for credit losses is made until such time that a charge-off is made. Impaired nonaccrual loans decreased $2.0 million to $49.4 million at the end of March 2012 from $51.4 million at the end of December 2011. At March 31, 2012, impaired nonaccrual loans had been reduced by partial charge-offs totaling $17.9 million, or 26.6% of the aggregate unpaid principal balance. In addition, $1.7 million in specific reserves were established against $6.9 million of impaired nonaccrual loans. At December 31, 2011, impaired nonaccrual loans had been reduced by partial charge-offs totaling $13.5 million, or 20.8% of the aggregate unpaid principal balance. In addition, $1.5 million in specific reserves were established against $4.7 million of impaired nonaccrual loans.

A loan is considered a troubled debt restructuring if a concession is granted due to deterioration in a borrower’s financial condition. At March 31, 2012 and December 31, 2011, the Company had impaired accruing troubled debt restructurings of $30.0 million and $25.2 million, respectively.

Gross interest income of $632 thousand for the first three months of 2012, $2.6 million for fiscal year 2011 and $720 thousand for the first three months of 2011 would have been recorded if impaired loans had been current and performing in accordance with their original terms. No interest was recorded on such loans for the first three months of 2012 or 2011.

The following tables provide information on impaired loans by loan class as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
March 31, 2012
Impaired nonaccrual loans:
Construction	$21,170	$12,450	$308	$132	$16,635
Residential real estate	27,693	17,076	4,634	878	18,626
Commercial real estate	15,541	10,907	1,437	193	14,232
Commercial	2,873	2,018	517	487	2,317
Consumer	61	58	-	-	41
Total	67,338	42,509	6,896	1,690	51,851

Impaired accruing restructured loans:
Construction	11,879	11,879	-	-	10,954
Residential real estate	3,000	3,000	-	-	4,306
Commercial real estate	15,063	15,063	-	-	9,908
Commercial	68	68	-	-	34
Consumer	-	-	-	-	-
Total	30,010	30,010	-	-	25,202

Total impaired loans:
Construction	33,049	24,329	308	132	27,589
Residential real estate	30,693	20,076	4,634	878	22,932
Commercial real estate	30,604	25,970	1,437	193	24,140
Commercial	2,941	2,086	517	487	2,351
Consumer	61	58	-	-	41
Total	$97,348	$72,519	$6,896	$1,690	$77,053

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2011
Impaired nonaccrual loans:
Construction	$22,883	$14,005	$1,550	$170	$16,555
Residential real estate	22,431	16,925	3,181	1,296	15,430
Commercial real estate	17,372	14,012	-	-	14,624
Commercial	2,119	1,669	-	-	2,539
Consumer	30	28	-	-	32
Total	64,835	46,639	4,731	1,466	49,180

Impaired accruing restructured loans:
Construction	11,781	11,781	-	-	10,663
Residential real estate	3,792	3,792	-	-	6,093
Commercial real estate	9,566	9,566	-	-	7,960
Commercial	69	69	-	-	111
Consumer	-	-	-	-	-
Total	25,208	25,208	-	-	24,827

Total impaired loans:
Construction	34,664	25,786	1,550	170	27,218
Residential real estate	26,223	20,717	3,181	1,296	21,523
Commercial real estate	26,938	23,578	-	-	22,584
Commercial	2,188	1,738	-	-	2,650
Consumer	30	28	-	-	32
Total	$90,043	$71,847	$4,731	$1,466	$74,007

The following tables provide information on troubled debt restructurings by loan class as of March 31, 2012 and December 31, 2011. The amounts include nonaccrual troubled debt restructurings.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment
Troubled debt restructurings:
March 31, 2012
Construction	10	$13,028	$12,636
Residential real estate	22	11,958	10,736
Commercial real estate	18	21,753	18,750
Commercial	1	73	68
Consumer	1	30	28
Total	52	$46,842	$42,218

December 31, 2011
Construction	9	$12,981	$12,539
Residential real estate	20	11,471	10,359
Commercial real estate	20	15,874	14,175
Commercial	1	69	69
Consumer	-	-	-
Total	50	$40,395	$37,142

(Dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted:
March 31, 2012
Construction	4	$1,424
Residential real estate	11	7,820
Commercial real estate	4	3,688
Commercial	-	-
Consumer	1	28
Total	20	$12,960

December 31, 2011
Construction	3	$758
Residential real estate	10	7,353
Commercial real estate	5	6,751
Commercial	-	-
Consumer	-	-
Total	18	$14,862

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard and doubtful are adversely rated and are assigned higher risk ratings than favorably rated loans.

The following tables provide information on loan risk ratings as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
March 31, 2012
Construction	$48,839	$24,886	$27,907	$-	$12,758	$114,390
Residential real estate	251,710	17,049	18,326	439	21,710	309,234
Commercial real estate	257,036	20,348	25,837	-	12,344	315,565
Commercial	56,126	3,971	1,647	68	2,535	64,347
Consumer	15,103	257	61	-	58	15,479
Total	$628,814	$66,511	$73,778	$507	$49,405	$819,015

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2011
Construction	$50,403	$30,373	$23,552	$-	$15,555	$119,883
Residential real estate	261,910	13,467	25,676	445	20,106	321,604
Commercial real estate	257,247	16,001	28,179	-	14,012	315,439
Commercial	59,178	3,813	4,748	77	1,669	69,485
Consumer	14,520	32	59	-	28	14,639
Total	$643,258	$63,686	$82,214	$522	$51,370	$841,050

The following tables provide information on the aging of the loan portfolio as of March 31, 2012 and December 31, 2011.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
March 31, 2012
Construction	$99,096	$1,541	$995	$-	$2,536	$12,758	$114,390
Residential real estate	279,946	3,759	1,623	2,196	7,578	21,710	309,234
Commercial real estate	295,210	4,420	2,048	1,543	8,011	12,344	315,565
Commercial	61,508	226	49	29	304	2,535	64,347
Consumer	15,111	256	26	28	310	58	15,479
Total	$750,871	$10,202	$4,741	$3,796	$18,739	$49,405	$819,015

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
December 31, 2011
Construction	$102,441	$1,246	$316	$325	$1,887	$15,555	$119,883
Residential real estate	289,459	4,417	5,291	2,331	12,039	20,106	321,604
Commercial real estate	289,760	10,073	1,594	-	11,667	14,012	315,439
Commercial	64,581	1,350	1,819	66	3,235	1,669	69,485
Consumer	14,492	112	6	1	119	28	14,639
Total	$760,733	$17,198	$9,026	$2,723	$28,947	$51,370	$841,050

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual
March 31, 2012
Construction	86.6%	1.3%	0.9%	- %	2.2%	11.2%
Residential real estate	90.6	1.2	0.5	0.7	2.4	7.0
Commercial real estate	93.6	1.4	0.6	0.5	2.5	3.9
Commercial	95.6	0.4	0.1	-	0.5	3.9
Consumer	97.5	1.7	0.2	0.2	2.1	0.4
Total	91.7	1.2	0.6	0.5	2.3	6.0

	Accruing
	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual
December 31, 2011
Construction	85.4%	1.0%	0.3%	0.3%	1.6%	13.0%
Residential real estate	90.0	1.4	1.6	0.7	3.7	6.3
Commercial real estate	91.9	3.2	0.5	-	3.7	4.4
Commercial	93.0	1.9	2.6	0.1	4.6	2.4
Consumer	99.0	0.8	-	-	0.8	0.2
Total	90.5	2.0	1.1	0.3	3.4	6.1

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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(1,072)	(4,119)	(690)	(3,355)	(15)	-	(9,251)
Recoveries	-	51	7	75	4	-	137
Net charge-offs	(1,072)	(4,068)	(683)	(3,280)	(11)	-	(9,114)

Provision	671	3,502	817	3,321	(2)	61	8,370
Ending balance	$3,344	$4,448	$3,549	$1,539	$581	$83	$13,544

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(686)	(2,091)	(228)	(246)	(75)	-	(3,326)
Recoveries	49	34	-	77	20	-	180
Net charge-offs	(637)	(2,057)	(228)	(169)	(55)	-	(3,146)

Provision	634	2,644	1,843	1,523	9	(263)	6,390
Ending balance	$3,324	$5,420	$5,280	$2,776	$591	$80	$17,471

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
March 31, 2012
Loans individually evaluated for impairment	$24,637	$24,710	$27,407	$2,603	$58	$-	$79,415
Loans collectively evaluated for impairment	89,753	284,524	288,158	61,744	15,421	-	739,600
Total loans	$114,390	$309,234	$315,565	$64,347	$15,479	$-	$819,015

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$132	$878	$193	$487	$-	$-	$1,690
Loans collectively evaluated for impairment	3,212	3,570	3,356	1,052	581	83	11,854
Total allowance for credit losses	$3,344	$4,448	$3,549	$1,539	$581	$83	$13,544

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
March 31, 2011
Loans individually evaluated for impairment	$15,359	$13,298	$16,266	$3,808	$29	$-	$48,760
Loans collectively evaluated for impairment	119,995	319,151	306,730	74,516	15,563	-	835,955
Total loans	$135,354	$332,449	$322,996	$78,324	$15,592	$-	$884,715

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$1,053	$1,022	$1,147	$-	$-	$3,222
Loans collectively evaluated for impairment	3,324	4,367	4,258	1,629	591	80	14,249
Total allowance for credit losses	$3,324	$5,420	$5,280	$2,776	$591	$80	$17,471

Note 5 – Other Assets

The Company had the following other assets at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Nonmarketable investment securities	$2,968	$2,866
Insurance premiums receivable	712	876
Accrued interest receivable	3,736	3,933
Income taxes receivable	2,378	719
Deferred income taxes	8,874	9,036
Interest rate caps (1)	149	250
Prepaid FDIC premium expense	2,630	2,864
Other assets	6,458	6,176
Total	$27,905	$26,720

(1) See Note 9 for further discussion.

Note 6 – Other Liabilities

The Company had the following other liabilities at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Accrued interest payable	$584	$569
Counterparty collateral - interest rate caps (1)	428	428
Other liabilities	7,916	7,756
Total	$8,928	$8,753

(1) See Note 9 for further discussion.

Note 7 - Stock-Based Compensation

As of March 31, 2012, the Company maintained two equity compensation plans under which it may issue shares of common stock or grant other equity-based awards: (i) the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”); and (ii) the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”). The Company’s ability to grant options under the 1998 Option Plan expired on March 3, 2008 pursuant to the terms of that plan, but 7,125 stock options granted thereunder were outstanding as of March 31, 2012, unchanged from December 31, 2011. All 7,125 outstanding options were exercisable, had a weighted average exercise price of $13.17 per share, and expire on May 9, 2012.

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

During the first quarter of 2012, the Company granted options to purchase 54,216 shares of the Company’s common stock pursuant to the 2006 Equity Plan. The options have an exercise price of $6.64 and vest 50% after two years from date of grant and 50% after three years from date of grant.

The following table provides information on stock-based compensation expense for the first three months of 2012 and 2011.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Stock-based compensation expense	$97	$69
Unrecognized stock-based compensation expense	$257	$355
Weighted average period unrecognized expense is expected to be recognized	2.3 years	1.4 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2012.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	45,779	$13.20
Granted	-	-
Vested	(34,788)	12.25
Cancelled	-	-
Nonvested at end of period	10,991	$16.20

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2012.

		Weighted	Aggregate	Weighted Average
	Number	Average	Intrinsic	Grant Date
	of Shares	Exercise Price	Value	Fair Value
Outstanding at beginning of period	-	$-		$-
Granted	54,216	6.64		3.44
Exercised	-	-		-
Expired/Cancelled	-	-		-
Outstanding at end of period	54,216	$6.64	$-	$3.44

Exercisable at end of period	-	$-	$-	$-

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected contract life (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2012.

Dividend yield	0.60%
Expected volatility	58.65%
Risk-free interest rate	1.69%
Expected contract life (in years)	5.83

The aggregate intrinsic value of options outstanding under the 2006 Equity Plan was $22 thousand based on the $7.09 market value per share of the Company’s common stock at March 31, 2012. Since there were no options exercised during the first three months of 2012 or 2011, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At March 31, 2012, the weighted average remaining contract life of options outstanding was 9.9 years.

Note 8 – Fair Value Measurements

Accounting guidance under GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This accounting guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under fair value accounting guidance, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine their fair values. These hierarchy levels are:

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

Below is a discussion on the Company’s assets measured at fair value on a recurring basis.

Investment Securities Available for Sale

Fair value measurement for investment securities available for sale is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. Government agencies securities and mortgage-backed securities issued or guaranteed by U.S. Government sponsored entities as Level 2.

Derivative Assets

Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy. As of March 31, 2012 and December 31, 2011, the Company’s derivative instruments consisted solely of interest rate caps. These derivative assets are included in other assets in the accompanying consolidated balance sheets.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011. No assets were transferred from one hierarchy level to another during the first three months of 2012 or 2011.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Securities available for sale:
U.S. Government agencies	$30,645	$-	$30,645	$-
Mortgage-backed securities	89,844	-	89,844	-
Other equity securities	604	-	604	-
Total	$121,093	$-	$121,093	$-

Interest rate caps	$149	$-	$149	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Securities available for sale:
U.S. Government agencies	$42,148	$-	$42,148	$-
Mortgage-backed securities	87,033	-	87,033	-
Other equity securities	599	-	599	-
Total	$129,780	$-	$129,780	$-

Interest rate caps	$250	$-	$250	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At March 31, 2012 and December 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2012 and December 31, 2011, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2012 and March 31, 2011. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the three months ended March 31, 2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(1,072)	(4,092)	(690)	(194)	-	(6,048)
Payments	(675)	(834)	(1,326)	(25)	-	(2,860)
Transfers to other real estate owned	(1,600)	(676)	(1,212)	(30)	-	(3,518)
Return to performing status	-	-	-	-	-	-
Changed to nonaccrual status	-	(786)	-	-	-	(786)
Additions	648	7,200	7,057	1,114	30	16,049
Changes in allowance	38	418	(193)	(487)	-	(224)
Ending balance	$24,505	$23,832	$27,214	$2,116	$58	$77,725

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the three months ended March 31, 2011
Impaired loans:
Beginning balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186
Charge-offs	(535)	(1,712)	(228)	(100)	-	(2,575)
Payments	(124)	(1,915)	(1,921)	-	(1)	(3,961)
Transfers to other real estate owned	(1,372)	-	-	(154)	-	(1,526)
Return to performing status	-	(1,295)	-	-	-	(1,295)
Changed to nonaccrual status	(201)	(973)	(876)	-	-	(2,050)
Additions	129	13,810	13,282	63	-	27,284
Changes in allowance	-	(850)	(1,022)	(1,147)	-	(3,019)
Ending balance	$26,072	$22,392	$22,515	$3,036	$29	$74,044

	For the Three Months Ended
(Dollars in thousands)	March 31,
	2012	2011
Other real estate owned:
Beginning balance	$9,385	$3,702
Sales	(945)	(567)
Write-downs	(575)	(163)
Additions	3,553	1,830
Ending balance	$11,418	$4,802

The following information relates to the estimated fair values of financial assets and liabilities that are reported in the Company’s consolidated balance sheets at their carrying amounts. The discussion below describes the methods and assumptions used to estimate the fair value of each class of financial asset and liability for which it is practicable to estimate that value.

Cash and Cash Equivalents

Cash equivalents include interest-bearing deposits with other banks and federal funds sold. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities Held to Maturity

For all investments in debt securities, fair values are based on quoted market prices. If a quoted market price is not available, then fair value is estimated using quoted market prices for similar securities.

Loans

The fair values of categories of fixed rate loans, such as commercial loans, residential real estate, and other consumer loans, are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Other loans, including variable rate loans, are adjusted for differences in loan characteristics.

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

The following table provides information on the estimated fair values of the Company’s financial assets and liabilities that are reported at their carrying amounts. The financial assets and liabilities have been segregated by their classification level in the fair value hierarchy.

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$165,999	$165,999	$127,742	$127,742
Investment securities held to maturity	6,056	6,305	6,480	6,732
Level 3 inputs
Loans, net	805,471	830,986	826,762	856,917

Financial liabilities
Level 2 inputs
Deposits	$1,028,071	$1,031,231	$1,009,919	$1,013,964
Short-term borrowings	13,683	13,683	17,817	17,817
Long-term debt	455	465	455	470

Note 9 – Derivative Instruments and Hedging Activities

Accounting guidance under GAAP defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. Changes in the fair values of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of taxes. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. The net interest settlement on cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities. The Company uses derivative instruments to hedge its exposure to changes in interest rates. The Company does not use derivatives for any trading or other speculative purposes.

During the second quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. The interest rate caps qualified for hedge accounting. The aggregate fair value of these derivatives was an asset of $149 thousand at March 31, 2012 and $250 thousand at December 31, 2011. The change in fair value included a $359 thousand adjustment to record unrealized holding gains on the interest rate caps and a $460 thousand charge to interest expense associated with the hedged money market deposit accounts. For the first quarter of 2011, unrealized holding gains on the interest rate caps were $377 thousand and interest expense associated with the hedged money market deposit accounts was $260 thousand. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $2.1 million.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $428 thousand at both March 31, 2012 and December 31, 2011.

Note 10 – Financial Instruments with Off-Balance Sheet Risk

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

The following table provides information on commitments outstanding at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commitments to extend credit	$143,223	$136,222
Letters of credit	11,461	11,311
Total	$154,684	$147,533

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

The following table includes selected financial information by business segments for the first three months of 2012 and 2011.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2012
Interest income	$11,834	$22	$-	$11,856
Interest expense	(2,656)	-	(5)	(2,661)
Provision for credit losses	(8,370)	-	-	(8,370)
Noninterest income	1,728	2,840	6	4,574
Noninterest expense	(6,357)	(2,535)	(1,606)	(10,498)
Net intersegment (expense) income	(1,399)	(138)	1,537	-
(Loss) income before taxes	(5,220)	189	(68)	(5,099)
Income tax benefit (expense)	2,114	(79)	28	2,063
Net (loss) income	$(3,106)	$110	$(40)	$(3,036)

Total assets	$1,150,516	$17,112	$2,093	$1,169,721

2011
Interest income	$12,683	$35	$-	$12,718
Interest expense	(2,846)	-	(10)	(2,856)
Provision for credit losses	(6,390)	-	-	(6,390)
Noninterest income	1,694	2,656	45	4,395
Noninterest expense	(5,937)	(2,399)	(1,555)	(9,891)
Net intersegment (expense) income	(1,493)	(109)	1,602	-
(Loss) income before taxes	(2,289)	183	82	(2,024)
Income tax benefit (expense)	1,064	(85)	(38)	941
Net (loss) income	$(1,225)	$98	$44	$(1,083)

Total assets	$1,110,148	$18,266	$2,920	$1,131,334

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

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011.

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

Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is established against impaired loans (i.e., nonaccrual loans and troubled debt restructurings) based on our assessment of the losses that may be associated with the individual loans. The specific allowance remains until charge-offs are made. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, commercial real estate, residential real estate, commercial or consumer). Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Loans identified as special mention, substandard, and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

Fair Value

The Company measures certain financial assets and liabilities at fair value. Significant financial assets measured at fair value on a recurring basis are investment securities and interest rate caps. Impaired loans and other real estate owned are significant financial assets measured at fair value on a nonrecurring basis. See Note 8, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for a further discussion of fair value.

OVERVIEW

The Company reported a net loss for the first quarter of 2012 of $3.0 million, or diluted loss per common share of $(0.36), compared to a net loss of $1.1 million, or diluted loss per common share of $(0.13), for the first quarter of 2011. For the fourth quarter of 2011, the Company reported net income of $325 thousand, or diluted earnings per common share of $0.04. For the first quarter of 2012, the Company recorded a provision for credit losses of $8.4 million, which was $2.0 million higher than the provision recorded for the first quarter of 2011 and $4.4 million higher than the provision recorded for the fourth quarter of 2011. Annualized return on average assets was (1.05)% for the three months ended March 31, 2012, compared to (0.39)% for the same period in 2011. Annualized return on average stockholders’ equity was (10.04)% for the first quarter of 2012, compared to (3.59)% for the first quarter of 2011. For the fourth quarter of 2011, annualized return on average assets was 0.11% and return on average equity was 1.07%.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the first quarter of 2012 was $9.2 million, compared to $9.9 million for the first quarter of 2011 and $9.8 million for the fourth quarter of 2011. The decrease in net interest income when compared to the first quarter of 2011 and the fourth quarter of 2011 was primarily due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. The net interest margin was 3.42% for the first quarter of 2012, 3.79% for the first quarter of 2011 and 3.60% for the fourth quarter of 2011, a decrease of 37 basis points and 18 basis points, respectively. The high level of loan charge-offs has negatively impacted our net interest income and net interest margin.

Interest income was $11.9 million for the first quarter of 2012, a decrease of 6.8% from the first quarter of 2011. Average earning assets increased 2.4% during the first quarter of 2012 when compared to the same period in 2011, while yields earned decreased 48 basis points to 4.40%, mainly due to loan activity. Average loans decreased 6.2% and the yield earned on loans decreased 17 basis points. Loans comprised 76.5% of total average earning assets for the first quarter of 2012, compared to 83.6% for the first quarter of 2011. When comparing average balances of other earning assets for the first quarters of 2012 and 2011, taxable investment securities grew $28.1 million, or 27.7%, and excess cash shifted from federal funds sold (decreasing $37.0 million) to interest-bearing deposits (increasing $90.1 million) to take advantage of higher yields on interest-bearing deposits. Interest income decreased 5.4% when compared to the fourth quarter of 2011. Average earning assets remained relatively unchanged even though average loans decreased 2.5% during the first quarter of 2012 when compared to the fourth quarter of 2011, and yields earned declined 18 basis points.

Interest expense was $2.7 million for the three months ended March 31, 2012, a decrease of 6.8% when compared to the same period last year. Average interest-bearing liabilities increased 2.1% while rates paid decreased 12 basis points to 1.20%, primarily due to changes in time deposits (certificates of deposit $100,000 or more and other time deposits). For the three months ended March 31, 2012, the average balance of certificates of deposit $100,000 or more decreased 7.2% when compared to the same period last year, and the average rate paid on these certificates of deposit decreased 24 basis points to 1.46%. When comparing the first quarter of 2012 to the first quarter of 2011, average other time deposits decreased 3.1% and the rate paid on average other time deposits decreased 27 basis points to 1.83%. The decline in average time deposits reflected a decrease in the Company’s liquidity needs, and the lower rates reflected current market conditions. The decrease in average time deposits was more than offset by an increase in interest-bearing demand deposits (16.5%) and money market and savings deposits (7.1%), reflecting a shift in customer investment needs. Interest on money market and savings deposits included an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $460 thousand for the first quarter of 2012 and $260 thousand for the first quarter of 2011. See Note 9, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for additional information. When comparing the first quarter of 2012 to the fourth quarter of 2011, interest expense decreased 1.2%. Although rates paid on interest-bearing liabilities remained at 1.20% and total average interest-bearing liabilities increased slightly, the overall decrease in the balances of and rates paid on average time deposits was enough to reduce interest expense.

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$832,585	$11,040	5.33%	$887,531	$12,040	5.50%
Investment securities
Taxable	129,767	757	2.35	101,625	657	2.62
Tax-exempt	4,270	57	5.36	4,610	58	5.08
Federal funds sold	9,794	2	0.06	46,813	16	0.14
Interest-bearing deposits	111,690	48	0.17	21,585	6	0.12
Total earning assets	1,088,106	11,904	4.40%	1,062,164	12,777	4.88%
Cash and due from banks	18,174			19,316
Other assets	68,163			65,426
Allowance for credit losses	(14,877)			(15,647)
Total assets	$1,159,566			$1,131,259

Interest-bearing liabilities
Demand deposits	$153,291	74	0.19%	$131,628	73	0.22%
Money market and savings deposits (4)	279,355	778	1.12	260,841	595	0.93
Certificates of deposit $100,000 or more	240,521	871	1.46	259,179	1,086	1.70
Other time deposits	201,743	918	1.83	208,301	1,079	2.10
Interest-bearing deposits	874,910	2,641	1.21	859,949	2,833	1.34
Short-term borrowings	17,621	15	0.35	14,165	13	0.37
Long-term debt	455	5	4.63	932	10	4.56
Total interest-bearing liabilities	892,986	2,661	1.20%	875,046	2,856	1.32%
Noninterest-bearing deposits	136,260			122,300
Other liabilities	8,662			11,447
Stockholders’ equity	121,658			122,466
Total liabilities and stockholders’ equity	$1,159,566			$1,131,259

Net interest spread		$9,243	3.20%		$9,921	3.56%
Net interest margin			3.42%			3.79%

Tax-equivalent adjustment
Loans		$29			$39
Investment securities		19			20
Total		$48			$59

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2012 and 2011 exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $460 thousand for the first quarter of 2012 and $260 thousand for the first quarter of 2011.

Noninterest Income

Noninterest income for the first quarter of 2012 increased $179 thousand, or 4.1%, when compared to the first quarter of 2011. The increase was primarily a result of higher insurance agency commissions of $179 thousand, due to contingency payments which are typically received in the first quarter of each year and are based on the prior year’s performance. Noninterest income increased $555 thousand, or 13.8%, when compared to the fourth quarter of 2011. The increase when compared to the fourth quarter of 2011 was primarily due to an increase in insurance agency commissions of $628 thousand, resulting from higher contingency payments, which was partially offset by a decline in investment securities gains of $128 thousand that were recorded in the fourth quarter of 2011.

Noninterest Expense

Noninterest expense for the first quarter of 2012 increased $607 thousand, or 6.1%, when compared to the first quarter of 2011 mostly due to higher salaries and wages of $170 thousand and other noninterest expenses of $713 thousand. The increase in other noninterest expenses was mainly due to higher expenses related to collection and other real estate owned activities ($545 thousand) and employee training ($100 thousand) primarily on the use of upgraded insurance software. Partially offsetting these increases were lower data processing expenses of $185 thousand due to nonrecurring charges relating to the merger of The Felton Bank into CNB during the first quarter of 2011, and FDIC insurance premiums of $187 thousand.

Noninterest expense increased $1.1 million, or 11.6%, from the fourth quarter of 2011. Other employee benefits increased $247 thousand mainly due to higher payroll taxes ($170 thousand) and group insurance costs ($65 thousand). Occupancy expense increased $124 thousand, which included costs to renovate the headquarters building of The Avon-Dixon Agency, LLC, one of our insurance producer firms, in order to relocate employees to a central location. Other noninterest expenses increased $516 thousand mainly due to higher expenses related to collection and other real estate owned activities ($197 thousand), the previously-mentioned employee training ($102 thousand) and provision for off-balance sheet commitments ($219 thousand).

Income Taxes

The Company reported an income tax benefit of $2.1 million and $941 thousand for the first three months of 2012 and 2011, respectively. The effective tax rate was a 40.5% benefit for the first quarter of 2012 and a 46.5% benefit for the first quarter of 2011.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans, net of unearned income, totaled $819.0 million at March 31, 2012, a $22.0 million, or 2.6%, decrease since December 31, 2011. Residential real estate loans declined the most ($12.4 million) followed by construction ($5.5 million) and commercial loans ($5.1 million). Commercial real estate loans remained relatively unchanged since the end of 2011 while consumer loans increased $840 thousand. Fewer high-quality loan opportunities and historically high levels of net loan charge-offs continue to deter loan growth. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $114.4 million, or 14.0% of total loans, at March 31, 2012, compared to $119.9 million, or 14.3% of total loans, at December 31, 2011. Commercial real estate loans were approximately $315.6 million, or 38.4% of total loans, at March 31, 2012, compared to $315.4 million, or 37.5% of total loans, at December 31, 2011. We do not engage in foreign or subprime lending activities.

Because most of our loans are secured by real estate, weaknesses in the current local real estate market and construction industry, and lack of improvement in general economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Factors affecting loan performance and our overall financial performance include higher provisions for credit losses and loan charge-offs.

Allowance for Credit Losses

We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based on this analysis. The evaluation of the adequacy of the allowance for credit losses is based primarily on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans, each grouped by loan type. Each loan type is assigned allowance factors based on criteria such as past credit loss experience, local economic and industry trends, and other measures which may impact collectibility. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs to maintain the allowance.

The provision for credit losses was $8.4 million for the first quarter of 2012, $6.4 million for the first quarter of 2011 and $4.0 million for the fourth quarter of 2011, respectively. The higher level of provision for credit losses was primarily in response to loan charge-offs made during the first quarter of 2012 as we continued our effort to remove problem loans from our balance sheet. Because most of our loans are secured by real estate, historically low property values and real estate sales are negatively impacting credit quality. Nevertheless, we continue to emphasize credit quality and believe that our underwriting guidelines are strong. When problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans. Management also works with borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $9.1 million for the first quarter of 2012, $3.1 million for the first quarter of 2011 and $3.3 million for the fourth quarter of 2011. Most of the loan charge-offs in the first quarter of 2012 were residential real estate and commercial loans and were primarily from a lending relationship with one borrower. Most of the loan charge-offs in the first quarter of 2011 were residential real estate loans and were mainly related to a single $1.3 million residential property. The allowance for credit losses as a percentage of average loans was 1.63% for the first quarter of 2012, compared to 1.97% for the first quarter of 2011. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2012.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Allowance balance – beginning of period	$14,288	$14,227
Charge-offs:
Construction	(1,072)	(686)
Residential real estate	(4,119)	(2,091)
Commercial real estate	(690)	(228)
Commercial	(3,355)	(246)
Consumer	(15)	(75)
Totals	(9,251)	(3,326)
Recoveries:
Construction	-	49
Residential real estate	51	34
Commercial real estate	7	-
Commercial	75	77
Consumer	4	20
Totals	137	180
Net charge-offs	(9,114)	(3,146)
Provision for credit losses	8,370	6,390
Allowance balance – end of period	$13,544	$17,471

Average loans outstanding during the period	$832,585	$887,531
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	4.40%	1.44%
Allowance for credit losses at period end as a percentage of average loans	1.63%	1.97%

Nonperforming Assets

Nonperforming assets were $94.6 million at March 31, 2012, compared to $88.7 million at December 31, 2011. During the first three months of 2012, nonaccrual loans decreased $2.0 million primarily in construction and commercial real estate loans. Loans 90 days or more past due and still accruing increased $1.1 million and accruing troubled debt restructurings increased $4.8 million, both primarily in commercial real estate loans. Other real estate owned increased $2.0 million from the end of 2011. The increases in accruing troubled debt restructurings and other real estate owned reflected our continued effort to either develop concessionary workouts relating to problem loans or remove problem loans from our portfolio. See Note 8, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for additional details on the changes in the balances of nonperforming assets. The ratio of total nonperforming assets to total loans and other real estate owned was 11.40% at March 31, 2012, compared to 10.43% at December 31, 2011.

The following table summarizes our nonperforming assets:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Nonperforming assets
Nonaccrual loans
Construction	$12,758	$15,555
Residential real estate	21,710	20,106
Commercial real estate	12,344	14,012
Commercial	2,535	1,669
Consumer	58	28
Total nonaccrual loans	49,405	51,370

Loans 90 days or more past due and still accruing
Construction	-	325
Residential real estate	2,196	2,331
Commercial real estate	1,543	-
Commercial	29	66
Consumer	28	1
Total loans 90 days or more past due and still accruing	3,796	2,723

Accruing troubled debt restructurings
Construction	11,879	11,781
Residential real estate	3,000	3,792
Commercial real estate	15,063	9,566
Commercial	68	69
Consumer	-	-
Total accruing troubled debt restructurings	30,010	25,208
Total nonperforming loans	83,211	79,301
Other real estate owned	11,418	9,385
Total nonperforming assets	$94,629	$88,686

Nonaccrual loans to total loans	6.03%	6.11%
Nonaccrual loans to total assets	4.22%	4.44%
Nonperforming assets to total loans and other real estate owned	11.40%	10.43%
Nonperforming assets to total assets	8.09%	7.66%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2012, 95% of the portfolio was classified as available for sale and 5% as held to maturity, the same as at December 31, 2011. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $127.1 million at March 31, 2012, a $9.1 million, or 6.7%, decrease since December 31, 2011. At the end of the first quarter of 2012, 24.1% of the securities in the portfolio were U.S. Government agencies and 70.6% of the securities were mortgage-backed securities, compared to 30.9% and 63.9% , respectively, at year-end 2011, reflecting a shift in the composition of the portfolio to higher-yielding mortgage-backed securities. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

For the three months ended March 31, 2012, the average balance of investment securities increased to $134.0 million, compared to $106.2 million for the same period in 2011. The increase in the 2012 investment securities average balance when compared to the 2011 balance reflected the investment of excess cash from deposits. Investment securities comprised 12.3% of total average earning assets for the first quarter of 2012, higher than the 10.0% for the first quarter of 2011. The tax equivalent yields on investment securities was 2.44% for the first quarter of 2012 and 2.70% for the first quarter of 2011.

Deposits

Total deposits at March 31, 2012 were $1.028 billion, an $18.2 million, or 1.8%, increase when compared to the $1.010 billion at December 31, 2011. The increase in noninterest-bearing demand and money market and savings deposits ($25.9 million) was partially offset by the decrease in interest-bearing demand and time deposits ($7.7 million), primarily in certificates of deposit $100,000 or more. The increase in noninterest-bearing demand deposits reflected continuing growth from our customer base and the increase in money market and savings deposits reflected a shift in customer investment needs.

Short-Term Borrowings

Short-term borrowings at March 31, 2012 and December 31, 2011 were $13.7 million and $17.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2012 and December 31, 2011, short-term borrowings included only repurchase agreements.

Long-Term Debt

At March 31, 2012 and December 31, 2011, the Company had $455 thousand in long-term debt. This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary. The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years, with the final payment due on October 1, 2012.

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

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at March 31, 2012 and December 31, 2011. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $41.1 million and $31.6 million at March 31, 2012 and December 31, 2011, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $118.6 million at March 31, 2012, compared to $121.2 million at December 31, 2011. The net loss and dividends paid contributed to the decrease in stockholders’ equity since the end of 2011. The decrease was partially offset by unrealized gains on available-for-sale securities ($228 thousand) and cash flow hedging activities ($214 thousand). To sustain capital and enhance capital ratios, the board of directors of Shore Bancshares, Inc. decreased the quarterly cash dividend on the common stock from $.06 per share to $0.01 per share beginning with the dividend that was paid on May 31, 2011. On May 3, 2012, the board of directors voted to suspend quarterly cash dividends until further notice. If the dividend suspension is continued, the Company will retain approximately $254 thousand in common equity for the remainder of 2012. We remain well-capitalized which enables us to fund the costs to resolve our problem loans.

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

The table below presents a comparison of the Company’s capital ratios to the minimum regulatory requirements as of March 31, 2012 and December 31, 2011.

			Minimum
	March 31,	December 31,	Regulatory
	2012	2011	Requirements
Tier 1 risk-based capital ratio	12.39%	12.55%	4.00%
Total risk-based capital ratio	13.64%	13.80	8.00%
Leverage ratio	9.04%	9.29	4.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2011.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2012 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 9, 2012	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2012).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101.INS	XBRL Instance File (furnished herewith).

101.SCH	XBRL Label File (furnished herewith).

101.CAL	XBRL Calculation File (furnished herewith).

101.DEF	XBRL Definition File (furnished herewith).

101.LAB	XBRL Label File (furnished herewith).

101.PRE	XBRL Presentation File (furnished herewith).

