Form 10-Q
period 2012-06-30
SHORE BANCSHARES INC
filed 2012-08-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,457,359 shares of common stock outstanding as of July 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Cash and due from banks	$23,037	$22,986
Interest-bearing deposits with other banks	137,267	99,776
Federal funds sold	9,269	4,980
Investment securities:
Available for sale, at fair value	133,244	129,780
Held to maturity, at amortized cost – fair value of $5,425 (2012) and $6,732 (2011)	5,168	6,480

Loans	809,958	841,050
Less: allowance for credit losses	(12,990)	(14,288)
Loans, net	796,968	826,762

Premises and equipment, net	15,398	14,662
Goodwill	12,454	12,454
Other intangible assets, net	3,986	4,208
Other real estate and other assets owned, net	11,499	9,385
Other assets	27,043	26,720
TOTAL ASSETS	$1,175,333	$1,158,193

LIABILITIES
Deposits:
Noninterest-bearing	$149,472	$133,801
Interest-bearing	883,231	876,118
Total deposits	1,032,703	1,009,919

Short-term borrowings	13,826	17,817
Other liabilities	8,882	8,753
Long-term debt	455	455
TOTAL LIABILITIES	1,055,866	1,036,944

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,457,359 (2012 and 2011)	85	85
Additional paid in capital	32,087	32,052
Retained earnings	87,973	90,801
Accumulated other comprehensive loss	(678)	(1,689)
TOTAL STOCKHOLDERS’ EQUITY	119,467	121,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,175,333	$1,158,193

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$10,890	$11,896	$21,901	$23,897
Interest and dividends on investment securities:
Taxable	707	782	1,464	1,439
Tax-exempt	32	40	70	78
Interest on federal funds sold	2	5	4	21
Interest on deposits with other banks	61	12	109	18
Total interest income	11,692	12,735	23,548	25,453

INTEREST EXPENSE
Interest on deposits	2,643	2,769	5,284	5,602
Interest on short-term borrowings	11	13	26	26
Interest on long-term debt	5	11	10	21
Total interest expense	2,659	2,793	5,320	5,649

NET INTEREST INCOME	9,033	9,942	18,228	19,804
Provision for credit losses	3,525	5,395	11,895	11,785

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	5,508	4,547	6,333	8,019

NONINTEREST INCOME
Service charges on deposit accounts	622	744	1,270	1,448
Trust and investment fee income	446	418	869	794
Gains on sales of investment securities	-	2	-	81
Insurance agency commissions	2,406	2,475	5,095	4,985
Other noninterest income	1,103	742	1,917	1,468
Total noninterest income	4,577	4,381	9,151	8,776

NONINTEREST EXPENSE
Salaries and wages	4,376	4,104	8,792	8,350
Employee benefits	956	886	2,126	2,039
Occupancy expense	638	568	1,325	1,164
Furniture and equipment expense	212	291	463	563
Data processing	694	680	1,360	1,531
Directors’ fees	127	112	236	219
Amortization of other intangible assets	96	128	222	257
Insurance agency commissions expense	344	357	729	732
FDIC insurance premium expense	344	404	617	864
Other noninterest expenses	1,876	1,664	4,291	3,366
Total noninterest expense	9,663	9,194	20,161	19,085

INCOME (LOSS) BEFORE INCOME TAXES	422	(266)	(4,677)	(2,290)
Income tax expense (benefit)	129	(33)	(1,934)	(974)

NET INCOME (LOSS)	$293	$(233)	$(2,743)	$(1,316)

Basic net income (loss) per common share	$0.03	$(0.03)	$(0.32)	$(0.16)
Diluted net income (loss) per common share	$0.03	$(0.03)	$(0.32)	$(0.16)
Dividends paid per common share	$-	$0.01	$0.01	$0.07

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$293	$(233)	$(2,743)	$(1,316)

Other comprehensive income
Securities available for sale:
Unrealized holding gains on available-for-sale securities	534	1,204	915	832
Tax effect	(216)	(490)	(369)	(340)
Reclassification of gains recognized in net income	-	(2)	-	(81)
Tax effect	-	1	-	33
Net of tax amount	318	713	546	444

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	421	(714)	780	(337)
Tax effect	(170)	288	(315)	135
Net of tax amount	251	(426)	465	(202)
Total other comprehensive income	569	287	1,011	242
Comprehensive income (loss)	$862	$54	$(1,732)	$(1,074)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2012	$85	$-	$32,052	$90,801	$(1,689)	$121,249

Comprehensive loss:
Net loss	-	-	-	(2,743)	-	(2,743)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	546	546
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	-	465	465
Total comprehensive loss						(1,732)

Stock-based compensation	-	-	35	-	-	35

Cash dividends paid ($0.01 per share)	-	-	-	(85)	-	(85)

Balances, June 30, 2012	$85	$-	$32,087	$87,973	$(678)	$119,467

Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513

Comprehensive loss:
Net loss	-	-	-	(1,316)	-	(1,316)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	444	444
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(202)	(202)
Total comprehensive loss						(1,074)

Shares issued for employee stock-based awards	1	-	(1)	-	-	-

Stock-based compensation	-	-	93	-	-	93

Cash dividends paid ($0.07 per share)	-	-	-	(591)	-	(591)

Balances, June 30, 2011	$85	$1,543	$30,334	$90,551	$(1,572)	$120,941

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,743)	$(1,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	11,895	11,785
Depreciation and amortization	1,324	1,269
Discount accretion on debt securities	(39)	(44)
Stock-based compensation expense	141	137
Excess tax expense from stock-based arrangements	(106)	(44)
Deferred income tax expense (benefit)	238	(1,306)
Gains on sales of investment securities	-	(81)
Gains on disposals of premises and equipment	(226)	(3)
Losses on sales of other real estate owned	862	235
Net changes in:
Accrued interest receivable	289	807
Other assets	(972)	(88)
Accrued interest payable	19	15
Other liabilities	110	(699)
Net cash provided by operating activities	10,792	10,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	21,308	25,058
Proceeds from sales of investment securities available for sale	-	12,073
Purchases of investment securities available for sale	(24,238)	(44,418)
Proceeds from maturities and principal payments of investment securities held to maturity	1,305	186
Net change in loans	13,529	3,365
Purchases of premises and equipment	(1,381)	(420)
Proceeds from sales of premises and equipment	307	4
Proceeds from sales of other real estate owned	1,395	644
Net cash provided by (used in) investing activities	12,225	(3,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	15,671	6,601
Net change in interest-bearing deposits	7,113	(12,674)
Net change in short-term borrowings	(3,991)	2,210
Excess tax expense from stock-based arrangements	106	44
Common stock dividends paid	(85)	(591)
Net cash provided by (used in) financing activities	18,814	(4,410)
Net increase in cash and cash equivalents	41,831	2,749
Cash and cash equivalents at beginning of period	127,742	77,964
Cash and cash equivalents at end of period	$169,573	$80,713

Supplemental cash flows information:
Interest paid	$5,302	$5,635
Income taxes paid	$109	$1,861
Transfers from loans to other real estate owned	$4,371	$5,055

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2012, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2012 and 2011, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2011 were derived from the 2011 audited financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net income (loss)	$293	$(233)	$(2,743)	$(1,316)
Weighted average shares outstanding - Basic	8,457	8,446	8,457	8,445
Dilutive effect of common stock equivalents	-	-	-	-
Weighted average shares outstanding - Diluted	8,457	8,446	8,457	8,445
Earnings (loss) per common share - Basic	$0.03	$(0.03)	$(0.32)	$(0.16)
Earnings (loss) per common share - Diluted	$0.03	$(0.03)	$(0.32)	$(0.16)

The calculations of diluted earnings/(loss) per share for the three and six months ended June 30, 2012 excluded 57 thousand and 37 thousand weighted average common stock equivalents, respectively, because the effect of including them would have been antidilutive. The calculations of diluted earnings/(loss) per share for the three and six months ended June 30, 2011 each excluded 180 thousand weighted average common stock equivalents because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2012:
Obligations of U.S. Government agencies and corporations	$34,300	$914	$1	$35,213
Mortgage-backed securities	95,146	2,303	35	97,414
Equity securities	585	32	-	617
Total	$130,031	$3,249	$36	$133,244

December 31, 2011:
Obligations of U.S. Government agencies and corporations	$41,360	$803	$15	$42,148
Mortgage-backed securities	85,545	1,587	99	87,033
Equity securities	577	22	-	599
Total	$127,482	$2,412	$114	$129,780

Held-to-maturity securities:
June 30, 2012:
Obligations of states and political subdivisions	$5,168	$257	$-	$5,425

December 31, 2011:
Obligations of states and political subdivisions	$6,480	$252	$-	$6,732

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2012.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$3,999	$1	$-	$-	$3,999	$1
Mortgage-backed securities	13,421	35	-	-	13,421	35
Total	$17,420	$36	$-	$-	$17,420	$36

Total available-for-sale securities have a fair value of approximately $133.2 million. Of these securities, approximately $17.4 million have unrealized losses when compared to their amortized cost. All of the securities with the unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses (approximately 0.03%) when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at June 30, 2012.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2012.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,012	$8,047	$1,976	$1,989
Due after one year through five years	14,238	14,284	1,680	1,748
Due after five years through ten years	4,995	5,157	502	575
Due after ten years	102,201	105,139	1,010	1,113
	129,446	132,627	5,168	5,425
Equity securities	585	617	-	-
Total	$130,031	$133,244	$5,168	$5,425

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Construction	$111,067	$119,883
Residential real estate	306,093	321,604
Commercial real estate	315,644	315,439
Commercial	63,004	69,485
Consumer	14,150	14,639
Total loans	809,958	841,050
Allowance for credit losses	(12,990)	(14,288)
Total loans, net	$796,968	$826,762

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

Loans are evaluated on a case-by-case basis for impairment. Once the amount of impairment has been determined, the uncollectible portion is charged off. As seen in the table below, the difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken. In some cases, a specific allocation within the allowance for credit losses is made until such time that a charge-off is made.

A loan is considered a troubled debt restructuring if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
June 30, 2012
Impaired nonaccrual loans:
Construction	$23,220	$14,258	$-	$-	$15,214
Residential real estate	24,948	19,588	812	420	20,221
Commercial real estate	15,398	9,376	2,260	500	12,968
Commercial	2,178	1,609	-	-	1,905
Consumer	59	55	-	-	46
Total	65,803	44,886	3,072	920	50,354

Impaired accruing restructured loans:
Construction	17,078	17,078	-	-	12,704
Residential real estate	5,008	5,008	-	-	3,580
Commercial real estate	15,077	15,077	-	-	12,510
Commercial	68	68	-	-	51
Consumer	-	-	-	-	-
Total	37,231	37,231	-	-	28,845

Total impaired loans:
Construction	40,298	31,336	-	-	27,918
Residential real estate	29,956	24,596	812	420	23,801
Commercial real estate	30,475	24,453	2,260	500	25,478
Commercial	2,246	1,677	-	-	1,956
Consumer	59	55	-	-	46
Total	$103,034	$82,117	$3,072	$920	$79,199

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2011
Impaired nonaccrual loans:
Construction	$22,883	$14,005	$1,550	$170	$16,555
Residential real estate	22,431	16,925	3,181	1,296	15,430
Commercial real estate	17,372	14,012	-	-	14,624
Commercial	2,119	1,669	-	-	2,539
Consumer	30	28	-	-	32
Total	64,835	46,639	4,731	1,466	49,180

Impaired accruing restructured loans:
Construction	11,781	11,781	-	-	10,663
Residential real estate	3,792	3,792	-	-	6,093
Commercial real estate	9,566	9,566	-	-	7,960
Commercial	69	69	-	-	111
Consumer	-	-	-	-	-
Total	25,208	25,208	-	-	24,827

Total impaired loans:
Construction	34,664	25,786	1,550	170	27,218
Residential real estate	26,223	20,717	3,181	1,296	21,523
Commercial real estate	26,938	23,578	-	-	22,584
Commercial	2,188	1,738	-	-	2,650
Consumer	30	28	-	-	32
Total	$90,043	$71,847	$4,731	$1,466	$74,007

The following tables provide information on troubled debt restructurings by loan class as of June 30, 2012 and December 31, 2011. The amounts include nonaccrual troubled debt restructurings.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment
Troubled debt restructurings:
June 30, 2012
Construction	14	$21,873	$18,366
Residential real estate	26	13,530	12,283
Commercial real estate	19	21,814	18,633
Commercial	2	125	114
Consumer	1	30	28
Total	62	$57,372	$42,218

December 31, 2011
Construction	9	$12,981	$12,539
Residential real estate	20	11,471	10,359
Commercial real estate	20	15,874	14,175
Commercial	1	69	69
Consumer	-	-	-
Total	50	$40,395	$37,142

(Dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted:
June 30, 2012
Construction	4	$1,288
Residential real estate	12	8,163
Commercial real estate	5	3,557
Commercial	1	46
Consumer	1	28
Total	23	$13,082

December 31, 2011
Construction	3	$758
Residential real estate	10	7,353
Commercial real estate	5	6,751
Commercial	-	-
Consumer	-	-
Total	18	$14,862

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard and doubtful are adversely rated and are assigned higher risk ratings than favorably rated loans.

The following tables provide information on loan risk ratings as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
June 30, 2012
Construction	$47,029	$26,633	$23,147	$-	$14,258	$111,067
Residential real estate	249,611	17,208	18,438	436	20,400	306,093
Commercial real estate	257,072	19,447	27,489	-	11,636	315,644
Commercial	56,049	3,669	1,616	61	1,609	63,004
Consumer	13,846	185	64	-	55	14,150
Total	$623,607	$67,142	$70,754	$497	$47,958	$809,958

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2011
Construction	$50,403	$30,373	$23,552	$-	$15,555	$119,883
Residential real estate	261,910	13,467	25,676	445	20,106	321,604
Commercial real estate	257,247	16,001	28,179	-	14,012	315,439
Commercial	59,178	3,813	4,748	77	1,669	69,485
Consumer	14,520	32	59	-	28	14,639
Total	$643,258	$63,686	$82,214	$522	$51,370	$841,050

The following tables provide information on the aging of the loan portfolio as of June 30, 2012 and December 31, 2011.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual	Total
June 30, 2012
Construction	$95,937	$-	$872	$-	$872	$14,258	$111,067
Residential real estate	279,299	4,133	1,029	1,232	6,394	20,400	306,093
Commercial real estate	297,782	2,287	1,898	2,041	6,226	11,636	315,644
Commercial	61,278	46	9	62	117	1,609	63,004
Consumer	13,837	51	23	184	258	55	14,150
Total	$748,133	$6,517	$3,831	$3,519	$13,867	$47,958	$809,958
Percent of total loans	92.4%	0.8%	0.5%	0.4%	1.7%	5.9%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual	Total
December 31, 2011
Construction	$102,441	$1,246	$316	$325	$1,887	$15,555	$119,883
Residential real estate	289,459	4,417	5,291	2,331	12,039	20,106	321,604
Commercial real estate	289,760	10,073	1,594	-	11,667	14,012	315,439
Commercial	64,581	1,350	1,819	66	3,235	1,669	69,485
Consumer	14,492	112	6	1	119	28	14,639
Total	$760,733	$17,198	$9,026	$2,723	$28,947	$51,370	$841,050
Percent of total loans	90.5%	2.0%	1.1%	0.3%	3.4%	6.1%

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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended June 30, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2012
Allowance for credit losses:
Beginning balance	$3,344	$4,448	$3,549	$1,539	$581	$83	$13,544

Charge-offs	(714)	(1,554)	(745)	(1,085)	(162)	-	(4,260)
Recoveries	-	43	-	133	5	-	181
Net charge-offs	(714)	(1,511)	(745)	(952)	(157)	-	(4,079)

Provision	215	1,300	1,148	476	61	325	3,525
Ending balance	$2,845	$4,237	$3,952	$1,063	$485	$408	$12,990

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2011
Allowance for credit losses:
Beginning balance	$3,324	$5,420	$5,280	$2,776	$591	$80	$17,471

Charge-offs	(728)	(2,390)	(2,265)	(1,525)	(40)	-	(6,948)
Recoveries	-	34	5	380	21	-	440
Net charge-offs	(728)	(2,356)	(2,260)	(1,145)	(19)	-	(6,508)

Provision	937	1,120	2,231	1,079	33	(5)	5,395
Ending balance	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the six months ended June 30, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(1,786)	(5,673)	(1,435)	(4,440)	(177)	-	(13,511)
Recoveries	-	94	7	208	9	-	318
Net charge-offs	(1,786)	(5,579)	(1,428)	(4,232)	(168)	-	(13,193)

Provision	886	4,802	1,965	3,797	59	386	11,895
Ending balance	$2,845	$4,237	$3,952	$1,063	$485	$408	$12,990

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(1,414)	(4,481)	(2,493)	(1,771)	(115)	-	(10,274)
Recoveries	49	68	5	457	41	-	620
Net charge-offs	(1,365)	(4,413)	(2,488)	(1,314)	(74)	-	(9,654)

Provision	1,571	3,764	4,074	2,602	42	(268)	11,785
Ending balance	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2012
Loans individually evaluated for impairment	$31,336	$25,408	$26,713	$1,677	$55	$-	$85,189
Loans collectively evaluated for impairment	79,731	280,685	288,931	61,327	14,095	-	724,769
Total loans	$111,067	$306,093	$315,644	$63,004	$14,150	$-	$809,958

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$420	$500	$-	$-	$-	$920
Loans collectively evaluated for impairment	2,845	3,817	3,452	1,063	485	408	12,070
Total allowance for credit losses	$2,845	$4,237	$3,952	$1,063	$485	$408	$12,990

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2011
Loans individually evaluated for impairment	$18,129	$12,187	$15,141	$2,990	$29	$-	$48,476
Loans collectively evaluated for impairment	110,011	319,947	312,166	71,495	15,236	-	828,855
Total loans	$128,140	$332,134	$327,307	$74,485	$15,265	$-	$877,331

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$289	$506	$567	$-	$-	$1,362
Loans collectively evaluated for impairment	3,533	3,895	4,745	2,143	605	75	14,996
Total allowance for credit losses	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

Note 5 – Other Assets

The Company had the following other assets at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonmarketable investment securities	$2,874	$2,866
Insurance premiums receivable	563	876
Accrued interest receivable	3,644	3,933
Income taxes receivable	2,711	719
Deferred income taxes	8,113	9,036
Interest rate caps (1)	68	250
Prepaid expenses	3,060	3,641
Other assets	6,010	5,399
Total	$27,043	$26,720

(1) See Note 9 for further discussion.

Note 6 – Other Liabilities

The Company had the following other liabilities at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Accrued interest payable	$588	$569
Other liabilities	8,294	8,184
Total	$8,882	$8,753

Note 7 - Stock-Based Compensation

As of June 30, 2012, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. The Company’s ability to grant options under the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”) expired on March 3, 2008 and all of the remaining 7,125 outstanding options expired on May 9, 2012.

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

The following tables provide information on stock-based compensation expense for the first three and six months of 2012 and 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$44	$68	$141	$137

	June 30,
(Dollars in thousands)	2012	2011
Unrecognized stock-based compensation expense	$211	$368
Weighted average period unrecognized expense is expected to be recognized	2.3 years	1.1 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2012.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	45,779	$13.20
Granted	-	-
Vested	(39,231)	12.92
Cancelled	-	-
Nonvested at end of period	6,548	$14.89

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2012.

		Weighted	Aggregate	Weighted Average
	Number	Average	Intrinsic	Grant Date
	of Shares	Exercise Price	Value	Fair Value
Outstanding at beginning of period	-	$-		$-
Granted	54,216	6.64		3.44
Exercised	-	-		-
Expired/Cancelled	-	-		-
Outstanding at end of period	54,216	$6.64	$-	$3.44

Exercisable at end of period	-	$-	$-	$-

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

There was no aggregate intrinsic value of the options outstanding under the 2006 Equity Plan based on the $5.98 market value per share of Shore Bancshares, Inc.’s common stock at June 30, 2012. Since there were no options exercised during the first six months of 2012 or 2011, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At June 30, 2012, the weighted average remaining contract life of options outstanding was 9.7 years.

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

Derivative Assets

Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy. As of June 30, 2012 and December 31, 2011, the Company’s derivative instruments consisted solely of interest rate caps. These derivative assets are included in other assets in the accompanying consolidated balance sheets.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. No assets were transferred from one hierarchy level to another during the first six months of 2012 or 2011.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Securities available for sale:
U.S. Government agencies	$35,213	$-	$35,213	$-
Mortgage-backed securities	97,414	-	97,414	-
Other equity securities	617	-	617	-
Total	$133,244	$-	$133,244	$-

Interest rate caps	$68	$-	$68	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Securities available for sale:
U.S. Government agencies	$42,148	$-	$42,148	$-
Mortgage-backed securities	87,033	-	87,033	-
Other equity securities	599	-	599	-
Total	$129,780	$-	$129,780	$-

Interest rate caps	$250	$-	$250	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At June 30, 2012 and December 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At June 30, 2012 and December 31, 2011, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2012 and June 30, 2011. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the six months ended June 30, 2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(1,775)	(5,356)	(1,435)	(1,264)	-	(9,830)
Payments	(715)	(3,185)	(1,375)	(80)	(3)	(5,358)
Transfers to other real estate owned	(1,620)	(763)	(1,334)	(30)	-	(3,747)
Returned to performing status	-	-	-	-	-	-
Changed to nonaccrual status	(666)	(786)	-	-	-	(1,452)
Additions	8,776	11,600	7,279	1,313	30	28,998
Changes in allowance	90	876	(500)	(30)	-	436
Ending balance	$31,256	$24,988	$26,213	$1,647	$55	$84,159

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the six months ended June 30, 2011
Impaired loans:
Beginning balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186
Charge-offs	(1,396)	(4,300)	(2,487)	(1,769)	-	(9,952)
Payments	(837)	(4,931)	(2,329)	(542)	(1)	(8,640)
Transfers to other real estate owned	(1,719)	(522)	(2,577)	(184)	-	(5,002)
Returned to performing status	-	(1,907)	-	-	-	(1,907)
Changed to nonaccrual status	(419)	(2,162)	(1,800)	-	-	(4,381)
Additions	4,403	18,391	15,723	1,111	-	39,628
Changes in allowance	-	(86)	(506)	(567)	-	(1,159)
Ending balance	$28,207	$19,810	$19,304	$2,423	$29	$69,773

	For the Six Months Ended
(Dollars in thousands)	June 30,
	2012	2011
Other real estate owned:
Beginning balance	$9,385	$3,702
Sales	(1,404)	(712)
Write-downs	(853)	(168)
Additions	4,371	5,055
Ending balance	$11,499	$7,877

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

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$169,573	$169,573	$127,742	$127,742
Investment securities held to maturity	5,168	5,425	6,480	6,732
Level 3 inputs
Loans, net	796,968	826,149	826,762	856,917

Financial liabilities
Level 2 inputs
Deposits	$1,032,703	$1,036,353	$1,009,919	$1,013,964
Short-term borrowings	13,826	13,826	17,817	17,817
Long-term debt	455	460	455	470

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

During the second quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. The interest rate caps qualified for hedge accounting. The aggregate fair value of these derivatives was an asset of $68 thousand at June 30, 2012 and $250 thousand at December 31, 2011. The change in fair value included a $780 thousand adjustment to record unrealized holding gains on the interest rate caps and a $962 thousand charge to interest expense associated with the hedged money market deposit accounts. For the first six months of 2011, the change in fair value included a $337 thousand adjustment to record unrealized holding losses and a $559 thousand charge to interest expense. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $2.1 million.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $428 thousand at both June 30, 2012 and December 31, 2011.

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

The following table provides information on commitments outstanding at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$146,547	$136,222
Letters of credit	12,013	11,311
Total	$158,560	$147,533

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

The following table includes selected financial information by business segments for the first six months of 2012 and 2011.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2012
Interest income	$23,509	$39	$-	$23,548
Interest expense	(5,309)	-	(11)	(5,320)
Provision for credit losses	(11,895)	-	-	(11,895)
Noninterest income	3,706	5,395	50	9,151
Noninterest expense	(12,157)	(4,967)	(3,037)	(20,161)
Net intersegment (expense) income	(2,687)	(257)	2,944	-
(Loss) income before taxes	(4,833)	210	(54)	(4,677)
Income tax benefit (expense)	2,001	(89)	22	1,934
Net (loss) income	$(2,832)	$121	$(32)	$(2,743)

Total assets	$1,156,644	$16,903	$1,786	$1,175,333

2011
Interest income	$25,387	$66	$-	$25,453
Interest expense	(5,628)	-	(21)	(5,649)
Provision for credit losses	(11,785)	-	-	(11,785)
Noninterest income	3,422	5,284	70	8,776
Noninterest expense	(11,390)	(4,743)	(2,952)	(19,085)
Net intersegment (expense) income	(2,876)	(244)	3,120	-
(Loss) income before taxes	(2,870)	363	217	(2,290)
Income tax benefit (expense)	1,220	(154)	(92)	974
Net (loss) income	$(1,650)	$209	$125	$(1,316)

Total assets	$1,102,389	$18,933	$2,869	$1,124,191

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

OVERVIEW

The Company reported net income of $293 thousand for the second quarter of 2012, or diluted income per common share of $0.03, compared to a net loss of $233 thousand, or diluted loss per common share of $(0.03), for the second quarter of 2011. For the first quarter of 2012, the Company reported a net loss of $3.0 million, or diluted loss per common share of $(0.36). The provision for credit losses for the second quarter of 2012 was $3.5 million, which was $1.9 million and $4.8 million lower than the provision for the second quarter of 2011 and the first quarter of 2012, respectively. Annualized return on average assets was 0.10% for the three months ended June 30, 2012, compared to (0.08)% for the same period in 2011. Annualized return on average stockholders’ equity was 0.99% for the second quarter of 2012, compared to (0.77)% for the second quarter of 2011. For the first quarter of 2012, annualized return on average assets was (1.05)% and return on average equity was (10.04)%.

For the first six months of 2012, the Company reported a net loss of $2.7 million, or diluted loss per common share of $(0.32), compared to a net loss of $1.3 million, or diluted loss per common share of $(0.16), for the first six months of 2011. Annualized return on average assets was (0.47)% for the six months ended June 30, 2012, compared to (0.24)% for the same period in 2011. Annualized return on average stockholders’ equity was (4.59)% for the first six months of 2012, compared to (2.18)% for the first six months of 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the second quarter of 2012 was $9.0 million, compared to $9.9 million for the second quarter of 2011 and $9.2 million for the first quarter of 2012. The decrease in net interest income when compared to the second quarter of 2011 and the first quarter of 2012 was primarily due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. The net interest margin was 3.36% for the second quarter of 2012, 3.80% for the second quarter of 2011 and 3.42% for the first quarter of 2012, a decrease of 44 basis points and 6 basis points, respectively. Loan charge-offs continued to negatively impact our net interest income and net interest margin.

Interest income was $11.7 million for the second quarter of 2012, a decrease of 8.2% from the second quarter of 2011. Average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) increased 2.8% during the second quarter of 2012 when compared to the same period in 2011, while yields earned decreased 51 basis points to 4.35%, mainly due to loan activity. Average loans decreased 7.4% and the yield earned on loans decreased 5 basis points from 5.43% to 5.38%. Loans comprised 75.2% of total average earning assets for the second quarter of 2012, compared to 83.5% for the second quarter of 2011. Taxable investment securities grew $23.9 million, or 22.4%, although yields declined 76 basis points because the reinvestment rates on investment securities purchased during 2012 were lower than the yields on the investment securities that matured during the period. Excess cash shifted from federal funds sold (decreasing $13.1 million) to interest-bearing deposits (increasing $85.0 million) to take advantage of higher yields on interest-bearing deposits. Interest income decreased 1.4% when compared to the first quarter of 2012. Average earning assets remained relatively unchanged during the second quarter of 2012 when compared to the first quarter of 2012, and yields earned declined 5 basis points.

Interest expense was $2.7 million for the three months ended June 30, 2012, a decrease of 4.8% when compared to the same period last year. Average interest-bearing liabilities (deposits and borrowings) increased 2.8% while rates paid decreased 9 basis points to 1.20%, primarily due to changes in time deposits (certificates of deposit $100,000 or more and other time deposits). For the three months ended June 30, 2012, the average balance of certificates of deposit $100,000 or more and other time deposits each decreased approximately 1.0% when compared to the same period last year, and the average rate paid on these time deposits decreased 21 and 29 basis points, respectively, reflecting current market conditions. The decrease in average time deposits was more than offset by an increase in interest-bearing demand deposits (10.8%) and money market and savings deposits (5.6%), reflecting a shift in customer investment needs. Interest on money market and savings deposits included an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $502 thousand for the second quarter of 2012 and $299 thousand for the second quarter of 2011. See Note 9, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for additional information. When comparing the second quarter of 2012 to the first quarter of 2012, interest expense remained relatively unchanged with average balances of total interest-bearing liabilities decreasing less than 1.0% and the interest rate paid on interest-bearing liabilities staying at 1.20%.

Net interest income for the six months ended June 30, 2012 was $18.2 million, a decrease of 8.0% when compared to the same period last year. As with the quarterly results, the decrease was mainly due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. The net interest margin was 3.39% for the first six months of 2012 and 3.79% for the first six months of 2011.

Interest income was $23.5 million for the first six months of 2012, a decrease of 7.5% when compared to the first six months of 2011. Average earning assets increased 2.6% during the six months ended June 30, 2012 when compared to the same period in 2011, while yields earned decreased 50 basis points to 4.37% primarily due to the impact of loan activity. When comparing the six-month period ended June 30, 2012 to the same period of last year, average loans decreased 6.8% and the yield earned on loans decreased 11 basis points. Loans comprised 75.9% and 83.5% of total average earning assets for the first six months of 2012 and 2011, respectively.

Interest expense was $5.3 million for the six months ended June 30, 2012, a decrease of 5.8% when compared to the same period last year. Average interest-bearing liabilities increased 2.4%, while rates paid decreased 11 basis points to 1.20% primarily due to time deposit activity. For the six months ended June 30, 2012, the average balance of certificates of deposit $100,000 or more and other time deposits decreased 4.1% and 1.9%, respectively, when compared to the same period last year, and the average rate paid on these deposits decreased 23 and 28 basis points, respectively.

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2012 and 2011.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$816,553	$10,917	5.38%	$881,976	$11,935	5.43%
Investment securities
Taxable	130,528	707	2.18	106,609	782	2.94
Tax-exempt	3,771	49	5.32	4,581	60	5.27
Federal funds sold	11,200	2	0.10	24,310	5	0.09
Interest-bearing deposits	124,171	61	0.20	39,182	12	0.12
Total earning assets	1,086,223	11,736	4.35%	1,056,658	12,794	4.86%
Cash and due from banks	21,424			18,327
Other assets	70,458			68,190
Allowance for credit losses	(14,507)			(17,962)
Total assets	$1,163,598			$1,125,213

Interest-bearing liabilities
Demand deposits	$152,685	68	0.18%	$137,775	76	0.22%
Money market and savings deposits (4)	276,527	813	1.18	261,869	633	0.97
Certificates of deposit $100,000 or more	242,662	880	1.46	244,805	1,022	1.67
Other time deposits	205,046	882	1.73	206,310	1,038	2.02
Interest-bearing deposits	876,920	2,643	1.21	850,759	2,769	1.31
Short-term borrowings	13,818	11	0.31	15,020	13	0.36
Long-term debt	455	5	4.63	932	11	4.51
Total interest-bearing liabilities	891,193	2,659	1.20%	866,711	2,793	1.29%
Noninterest-bearing deposits	144,210			126,081
Other liabilities	9,421			11,234
Stockholders’ equity	118,774			121,187
Total liabilities and stockholders’ equity	$1,163,598			$1,125,213

Net interest spread		$9,077	3.15%		$10,001	3.57%
Net interest margin			3.36%			3.80%

Tax-equivalent adjustment
Loans		$27			$39
Investment securities		17			20
Total		$44			$59

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2012 and 2011 exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $502 thousand for the second quarter of 2012 and $299 thousand for the second quarter of 2011.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2012 and 2011:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$824,569	$21,957	5.35%	$884,738	$23,975	5.46%
Investment securities
Taxable	130,148	1,464	2.26	104,131	1,439	2.79
Tax-exempt	4,020	106	5.34	4,596	118	5.18
Federal funds sold	10,497	4	0.08	35,499	21	0.12
Interest-bearing deposits	117,931	109	0.19	30,432	18	0.12
Total earning assets	1,087,165	23,640	4.37%	1,059,396	25,571	4.87%
Cash and due from banks	19,799			18,819
Other assets	69,310			66,711
Allowance for credit losses	(14,692)			(16,811)
Total assets	$1,161,582			$1,128,115

Interest-bearing liabilities
Demand deposits	$152,988	142	0.19%	$134,719	149	0.22%
Money market and savings deposits (4)	277,941	1,591	1.15	261,358	1,228	0.95
Certificates of deposit $100,000 or more	241,591	1,751	1.46	251,953	2,108	1.69
Other time deposits	203,394	1,800	1.78	207,300	2,117	2.06
Interest-bearing deposits	875,914	5,284	1.21	855,330	5,602	1.32
Short-term borrowings	15,720	26	0.33	14,595	26	0.36
Long-term debt	455	10	4.63	932	21	4.53
Total interest-bearing liabilities	892,089	5,320	1.20%	870,857	5,649	1.31%
Noninterest-bearing deposits	140,235			124,201
Other liabilities	9,042			11,234
Stockholders’ equity	120,216			121,823
Total liabilities and stockholders’ equity	$1,161,582			$1,128,115

Net interest spread		$18,320	3.17%		$19,922	3.56%
Net interest margin			3.39%			3.79%

Tax-equivalent adjustment
Loans		$56			$78
Investment securities		36			40
Total		$92			$118

(1)	All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate of 34.0% for 2012 and 2011 exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $962 thousand for the first six months of 2012 and $559 thousand for the first six months of 2011.

Noninterest Income

Noninterest income for the second quarter of 2012 increased $196 thousand, or 4.5%, when compared to the second quarter of 2011. The higher amount was primarily the result of an increase in other noninterest income which included a $217 thousand gain on the sale of a bank branch building. This increase was partially offset by a decline in insurance agency commissions and service charges on deposit accounts which were impacted by a decrease in customer use of overdraft protection programs. Total noninterest income for the second quarter of 2012 remained relatively unchanged when compared to the first quarter of 2012. The slightly higher amount when compared to the first quarter of 2012 was primarily the result of the $217 thousand gain on the sale of a bank branch building which was mainly offset by a decrease in insurance agency commissions due to the fact that contingency payments are typically received in the first quarter of the year.

Total noninterest income for the six months ended June 30, 2012 increased $375 thousand, or 4.3%, when compared to the same period in 2011, primarily due to higher insurance agency commissions ($110 thousand) and other noninterest income ($449 thousand). Other noninterest income included the $217 thousand gain on the sale of a bank branch building and a $96 thousand increase in rental income from other real estate owned properties. Partially offsetting the increase in noninterest income was a decline in service charges on deposit accounts.

Noninterest Expense

Noninterest expense for the second quarter of 2012 increased $469 thousand, or 5.1%, when compared to the second quarter of 2011, mostly due to higher salaries and wages and other noninterest expenses. Salaries and wages increased $272 thousand, mainly due to the hiring of a new executive vice president at The Talbot Bank of Easton, Maryland during the second quarter of last year as part of that bank’s succession plan, and a new lender at CNB for the Delaware region during the third quarter of last year. Other noninterest expenses increased $212 thousand, primarily due to higher expenses related to other real estate owned activities. Total noninterest expense for the second quarter of 2012 decreased $835 thousand, or 8.0%, when compared to the first quarter of 2012, primarily due to lower employee benefits and other noninterest expenses. Other employee benefits decreased $214 thousand, mainly due to lower payroll taxes. Other noninterest expenses decreased $539 thousand, mostly due to lower expenses related to other real estate owned activities ($323 thousand) and employee training ($96 thousand), primarily on the use of upgraded insurance software during the first quarter of 2012.

Total noninterest expense for the six months ended June 30, 2012 increased $1.1 million, or 5.6%, when compared to the same period in 2011. The increase was primarily due to higher salaries and wages and other noninterest expenses which included larger expenses relating to other real estate owned activities and employee training. These expenses were partially offset by lower FDIC insurance premiums and data processing charges due to the merger of The Felton Bank into CNB during the first quarter of 2011.

Income Taxes

The Company reported income tax expense of $129 thousand for the second quarter of 2012 and an income tax benefit of $33 thousand for the second quarter of 2011. The effective tax rate was a 30.6% expense for the second quarter of 2012 and a 12.4% benefit for the second quarter of 2011. The effective tax rate for the second quarter of 2011 was impacted by a disallowed exclusion for U.S. Government agency securities income. The Company reported an income tax benefit of $1.9 million and $974 thousand for the first six months of 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2011 was a 41.4% benefit, compared to a 42.5% benefit for the same period of 2011.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $810.0 million at June 30, 2012, a $31.1 million, or 3.7%, decrease from the $841.1 million at December 31, 2011. Loans included deferred costs net of deferred fees of $225 thousand at June 30, 2012 and $188 thousand at December 31, 2011. Residential real estate loans declined the most ($15.5 million) followed by construction ($8.8 million) and commercial loans ($6.5 million). Commercial real estate loans remained relatively unchanged since the end of 2011 while consumer loans decreased $489 thousand. Fewer high-quality loan opportunities and our level of loan charge-offs continue to deter loan growth. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $111.1 million, or 13.7% of total loans, at June 30, 2012, compared to $119.9 million, or 14.3% of total loans, at December 31, 2011. Commercial real estate loans were approximately $315.6 million, or 39.0% of total loans, at June 30, 2012, compared to $315.4 million, or 37.5% of total loans, at December 31, 2011. We do not engage in foreign or subprime lending activities.

Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry and slow improvement in general economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Factors impeding our loan performance and overall financial performance include our levels of loan charge-offs and provisions for credit losses.

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

The provision for credit losses was $3.5 million for the second quarter of 2012, $5.4 million for the second quarter of 2011 and $8.4 million for the first quarter of 2012, respectively. The lower level of provision for credit losses was primarily in response to lower loan charge-offs. The provision for credit losses for the first six months of 2012 and 2011 was $11.9 million and $11.8 million, respectively. Because most of our loans are secured by real estate, historically low property values and real estate sales are negatively impacting credit quality. Nevertheless, we continue to emphasize credit quality and believe that our underwriting guidelines are strong. When problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans. Management also works with borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs for the second quarter of 2012 and for the second quarter of 2011 were $4.1 million and $6.5 million, respectively. Net charge-offs for the first quarter of 2012 were $9.1 million, mainly from one real estate loan relationship. Most of the loan charge-offs in the second quarter of 2012 and the second quarter of 2011 were residential real estate and commercial loans. During the second quarter of 2011, we also recorded large commercial real estate loan charge-offs. The allowance for credit losses as a percentage of average loans was 1.59% for the second quarter of 2012, compared to 1.85% for the second quarter of 2011. Net charge-offs were $13.1 million and $9.7 million for the first six months of 2012 and 2011, respectively. The allowance for credit losses as a percentage of average loans was 1.58% for the first six months of 2012, compared to 1.85% for the same period in 2011. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2012.

The following table presents a summary of the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance balance – beginning of period	$13,544	$17,471	$14,288	$14,227
Charge-offs:
Construction	(714)	(728)	(1,786)	(1,414)
Residential real estate	(1,554)	(2,390)	(5,673)	(4,481)
Commercial real estate	(745)	(2,265)	(1,435)	(2,493)
Commercial	(1,085)	(1,525)	(4,440)	(1,771)
Consumer	(162)	(40)	(177)	(115)
Totals	(4,260)	(6,948)	(13,511)	(10,274)
Recoveries:
Construction	-	-	-	49
Residential real estate	43	34	94	68
Commercial real estate	-	5	7	5
Commercial	133	380	208	457
Consumer	5	21	9	41
Totals	181	440	318	620
Net charge-offs	(4,079)	(6,508)	(13,193)	(9,654)
Provision for credit losses	3,525	5,395	11,895	11,785
Allowance balance – end of period	$12,990	$16,358	$12,990	$16,358

Average loans outstanding during the period	$816,553	$881,976	$824,569	$884,738
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	2.01%	2.96%	3.22%	2.20%
Allowance for credit losses at period end as a percentage of average loans	1.59%	1.85%	1.58%	1.85%

Nonperforming Assets

Nonperforming assets were $100.2 million at June 30, 2012, compared to $88.7 million at December 31, 2011. The change in nonperforming assets included a $9.4 million increase in nonperforming loans and a $2.1 million increase in other real estate owned. The increase in nonperforming loans included a $12.0 million increase in accruing troubled debt restructurings net of a $3.4 million decline in nonaccrual loans. The change in the components of nonperforming assets reflected our continued effort to either develop concessionary workouts relating to problem loans or remove problem loans from our portfolio. See Note 8, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for additional details on the changes in the balances of nonperforming assets. The ratio of total nonperforming assets to total loans and other real estate owned was 12.20% at June 30, 2012, compared to 10.43% at December 31, 2011. Gross interest income of $1.5 million for the first six months of 2012, $2.6 million for fiscal year 2011 and $1.4 million for the first six months of 2011 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. No interest was recorded on such loans for the first six months of 2012 or 2011.

The following table summarizes our nonperforming assets:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Nonperforming assets
Nonaccrual loans
Construction	$14,258	$15,555
Residential real estate	20,400	20,106
Commercial real estate	11,636	14,012
Commercial	1,609	1,669
Consumer	55	28
Total nonaccrual loans	47,958	51,370

Loans 90 days or more past due and still accruing
Construction	-	325
Residential real estate	1,232	2,331
Commercial real estate	2,041	-
Commercial	62	66
Consumer	184	1
Total loans 90 days or more past due and still accruing	3,519	2,723

Accruing troubled debt restructurings
Construction	17,078	11,781
Residential real estate	5,008	3,792
Commercial real estate	15,077	9,566
Commercial	68	69
Consumer	-	-
Total accruing troubled debt restructurings	37,231	25,208
Total nonperforming loans	88,708	79,301
Other real estate owned	11,499	9,385
Total nonperforming assets	$100,207	$88,686

Nonaccrual loans to total loans	5.92%	6.11%
Nonaccrual loans to total assets	4.08%	4.44%
Nonperforming assets to total loans and other real estate owned	12.20%	10.43%
Nonperforming assets to total assets	8.53%	7.66%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2012, 96% of the portfolio was classified as available for sale and 4% as held to maturity, similar to the 95% and 5%, respectively, at December 31, 2011. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $138.4 million at June 30, 2012, a $2.2 million, or 1.6%, increase since December 31, 2011. At the end of June 2012, 25.4% of the securities in the portfolio were U.S. Government agencies and 70.4% were mortgage-backed securities, compared to 30.9% and 63.9% , respectively, at year-end 2011, reflecting a shift in the composition of the portfolio to higher-yielding mortgage-backed securities. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

For the second quarter of 2012, the average balance of investment securities increased to $134.3 million, compared to $111.2 million for the same period in 2011. For the first six months of 2012, the average balance of investment securities increased to $134.2 million, compared to $108.7 million for the same period in 2011. The increase in the 2012 investment securities average balances when compared to the 2011 balances reflected the investment of excess cash from deposits. Investment securities comprised 12.4% of total average earning assets for the second quarter of 2012, higher than the 10.5% for the second quarter of 2011. Similarly, for the first six months of 2012 and 2011, investment securities were 12.3% and 10.3% of total earning assets, respectively. The tax equivalent yields on investment securities were 2.26% and 3.04% for the second quarter of 2012 and 2011, respectively, while the yields were 2.35%. and 2.89% for the first six months of 2012 and 2011, respectively. Reinvestment rates on investment securities purchased during 2012 were lower than the yields on the investment securities that matured during the period.

Deposits

Total deposits at June 30, 2012 were $1.033 billion, a $22.8 million, or 2.3%, increase when compared to the $1.010 billion at December 31, 2011. All deposit categories increased from the end of 2011 except for interest-bearing demand deposits which decreased $14.8 million, or 9.2%, as deposits shifted to money market and savings which increased $11.8 million, or 4.4%. Total time deposits increased $10.1 million, or 2.3%, primarily due to liquidity in the market and the recent closure of a local competitor bank. Noninterest-bearing deposits increased $15.7 million, or 11.7%, which reflected continuing growth from our customer base.

Short-Term Borrowings

Short-term borrowings at June 30, 2012 and December 31, 2011 were $13.8 million and $17.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2012 and December 31, 2011, short-term borrowings included only repurchase agreements.

Long-Term Debt

At June 30, 2012 and December 31, 2011, the Company had $455 thousand in long-term debt. This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary. The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years, with the final payment due on October 1, 2012.

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

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at June 30, 2012 and December 31, 2011. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $49.7 million and $31.6 million at June 30, 2012 and December 31, 2011, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $119.5 million at June 30, 2012, compared to $121.2 million at December 31, 2011. The net loss and dividends paid contributed to the decrease in stockholders’ equity since the end of 2011. The decrease was partially offset by unrealized gains on available-for-sale securities ($546 thousand) and cash flow hedging activities ($465 thousand) relating to the interest rate caps. To sustain capital and enhance capital ratios, the board of directors of Shore Bancshares, Inc. decreased the quarterly cash dividend on the common stock from $.06 per share to $0.01 per share beginning with the dividend that was paid on May 31, 2011. On May 3, 2012, the board of directors voted to suspend quarterly cash dividends until further notice. If the dividend suspension is continued, the Company will retain approximately $254 thousand in common equity for 2012. We remain well-capitalized which enables us to fund the costs to resolve our problem loans.

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

The table below presents a comparison of the Company’s capital ratios to the minimum regulatory requirements as of June 30, 2012 and December 31, 2011.

			Minimum
	June 30,	December 31,	Regulatory
	2012	2011	Requirements
Tier 1 risk-based capital ratio	12.61%	12.55%	4.00%
Total risk-based capital ratio	13.87%	13.80%	8.00%
Leverage ratio	9.04%	9.29%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2012 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: August 9, 2012	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
(filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
(filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101.INS	XBRL Instance File (furnished herewith).

101.SCH	XBRL Label File (furnished herewith).

101.CAL	XBRL Calculation File (furnished herewith).

101.DEF	XBRL Definition File (furnished herewith).

101.LAB	XBRL Label File (furnished herewith).

101.PRE	XBRL Presentation File (furnished herewith).

