Form 10-Q/A
period 2012-06-30
SHORE BANCSHARES INC
filed 2012-08-14
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Shore Bancshares, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing”), is being filed as an exhibit-only filing for the purpose of furnishing the Interactive Data Files that are required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the filing date of the Original Report. The Company’s Interactive Data Files are furnished herewith as Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE. No other changes have been made to the Original Filing, and, except as amended hereby, the Original Filing remains in effect as of the filing date thereof. This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the filing date of the Original Filing. New certifications by the Company’s principal executive officer and principal accounting officer are not required to be filed or furnished with this Amendment No. 1.

2

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

SHORE BANCSHARES, INC.

Date: August 14, 2012	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer
(Principal Executive Officer)

3

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act(2).

101.INS	XBRL Instance File (furnished herewith).

101.SCH	XBRL Label File (furnished herewith).

101.CAL	XBRL Calculation File (furnished herewith).

101.DEF	XBRL Definition File (furnished herewith).

101.LAB	XBRL Label File (furnished herewith).

101.PRE	XBRL Presentation File (furnished herewith).

(1) Filed with the Original Filing

(2) Furnished with the Original Filing

4