Form 10-Q
period 2012-09-30
SHORE BANCSHARES INC
filed 2012-11-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,457,359 shares of common stock outstanding as of October 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Cash and due from banks	$22,005	$22,986
Interest-bearing deposits with other banks	138,422	99,776
Federal funds sold	23,021	4,980
Investment securities:
Available for sale, at fair value	126,372	129,780
Held to maturity, at amortized cost – fair value of $4,326 (2012) and $6,732 (2011)	4,075	6,480

Loans	808,030	841,050
Less: allowance for credit losses	(12,955)	(14,288)
Loans, net	795,075	826,762

Premises and equipment, net	15,537	14,662
Goodwill	12,454	12,454
Other intangible assets, net	3,890	4,208
Other real estate and other assets owned, net	8,418	9,385
Other assets	29,364	26,720
TOTAL ASSETS	$1,178,633	$1,158,193

LIABILITIES
Deposits:
Noninterest-bearing	$156,579	$133,801
Interest-bearing	881,935	876,118
Total deposits	1,038,514	1,009,919

Short-term borrowings	13,079	17,817
Other liabilities	8,422	8,753
Long-term debt	455	455
TOTAL LIABILITIES	1,060,470	1,036,944

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,457,359 (2012 and 2011)	85	85
Additional paid in capital	32,120	32,052
Retained earnings	86,152	90,801
Accumulated other comprehensive loss	(194)	(1,689)
TOTAL STOCKHOLDERS’ EQUITY	118,163	121,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,178,633	$1,158,193

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$10,604	$12,003	$32,505	$35,900
Interest and dividends on investment securities:
Taxable	685	795	2,149	2,234
Tax-exempt	22	38	92	116
Interest on federal funds sold	3	3	7	24
Interest on deposits with other banks	79	29	188	47
Total interest income	11,393	12,868	34,941	38,321

INTEREST EXPENSE
Interest on deposits	2,647	2,720	7,931	8,322
Interest on short-term borrowings	10	15	36	41
Interest on long-term debt	6	10	16	31
Total interest expense	2,663	2,745	7,983	8,394

NET INTEREST INCOME	8,730	10,123	26,958	29,927
Provision for credit losses	6,200	3,650	18,095	15,435

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,530	6,473	8,863	14,492

NONINTEREST INCOME
Service charges on deposit accounts	628	697	1,898	2,145
Trust and investment fee income	410	389	1,279	1,183
Gains on sales of investment securities	278	354	278	435
Insurance agency commissions	2,427	2,312	7,522	7,297
Other noninterest income	258	771	2,175	2,239
Total noninterest income	4,001	4,523	13,152	13,299

NONINTEREST EXPENSE
Salaries and wages	4,386	4,097	13,178	12,447
Employee benefits	945	878	3,071	2,917
Occupancy expense	625	585	1,950	1,749
Furniture and equipment expense	265	262	728	825
Data processing	703	661	2,063	2,192
Directors’ fees	131	198	367	417
Goodwill and other intangible assets impairment	-	1,344	-	1,344
Amortization of other intangible assets	96	129	318	386
Insurance agency commissions expense	275	250	1,004	982
FDIC insurance premium expense	376	180	993	1,044
Write-downs of other real estate owned	224	395	1,077	563
Other noninterest expenses	1,683	1,698	5,121	4,896
Total noninterest expense	9,709	10,677	29,870	29,762

(LOSS) INCOME BEFORE INCOME TAXES	(3,178)	319	(7,855)	(1,971)
Income tax (benefit) expense	(1,357)	225	(3,291)	(749)

NET (LOSS) INCOME	$(1,821)	$94	$(4,564)	$(1,222)

Basic net (loss) income per common share	$(0.22)	$0.01	$(0.54)	$(0.14)
Diluted net (loss) income per common share	$(0.22)	$0.01	$(0.54)	$(0.14)
Dividends paid per common share	$-	$0.01	$0.01	$0.08

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(1,821)	$94	$(4,564)	$(1,222)

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains on available-for-sale securities	609	723	1,524	1,555
Tax effect	(245)	(292)	(614)	(632)
Reclassification of gains recognized in net income	(278)	(354)	(278)	(435)
Tax effect	112	143	112	176
Net of tax amount	198	220	744	664

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	479	(484)	1,259	(821)
Tax effect	(193)	196	(508)	331
Net of tax amount	286	(288)	751	(490)
Total other comprehensive income (loss)	484	(68)	1,495	174
Comprehensive (loss) income	$(1,337)	$26	$(3,069)	$(1,048)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common		Paid in	Retained	Comprehensive	Stockholders’
	Stock	Warrant	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2012	$85	$-	$32,052	$90,801	$(1,689)	$121,249

Comprehensive loss:
Net loss	-	-	-	(4,564)	-	(4,564)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	744	744
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	-	751	751
Total comprehensive loss						(3,069)

Stock-based compensation	-	-	68	-	-	68

Cash dividends paid ($0.01 per share)	-	-	-	(85)	-	(85)

Balances, September 30, 2012	$85	$-	$32,120	$86,152	$(194)	$118,163

Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513

Comprehensive loss:
Net loss	-	-	-	(1,222)	-	(1,222)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	-	664	664
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(490)	(490)
Total comprehensive loss						(1,048)

Shares issued for employee stock-based awards	1	-	(1)	-	-	-

Stock-based compensation	-	-	197	-	-	197

Cash dividends paid ($0.08 per share)	-	-	-	(676)	-	(676)

Balances, September 30, 2011	$85	$1,543	$30,438	$90,560	$(1,640)	$120,986

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,564)	$(1,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	18,095	15,435
Goodwill and other intangible assets impairment	-	1,344
Depreciation and amortization	2,011	1,802
Discount accretion on debt securities	(56)	(94)
Stock-based compensation expense	174	241
Excess tax expense from stock-based arrangements	(106)	(44)
Deferred income tax benefit	(63)	(880)
Gains on sales of investment securities	(278)	(435)
(Gains) losses on disposals of premises and equipment	(214)	4
Losses on sales and write-downs of other real estate owned	1,549	651
Net changes in:
Accrued interest receivable	473	1,039
Other assets	(3,085)	1,031
Accrued interest payable	(66)	(172)
Other liabilities	(265)	(2,730)
Net cash provided by operating activities	13,605	15,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	34,795	42,746
Proceeds from sales of investment securities available for sale	6,275	17,446
Purchases of investment securities available for sale	(36,717)	(65,927)
Proceeds from maturities and principal payments of investment securities held to maturity	2,395	186
Net change in loans	8,877	7,025
Purchases of premises and equipment	(1,842)	(525)
Proceeds from sales of premises and equipment	307	4
Proceeds from sales of other real estate owned	4,133	2,879
Investment in unconsolidated subsidiary	-	(12)
Net cash provided by investing activities	18,223	3,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	22,778	11,634
Net change in interest-bearing deposits	5,817	20,769
Net change in short-term borrowings	(4,738)	(749)
Excess tax expense from stock-based arrangements	106	44
Common stock dividends paid	(85)	(676)
Net cash provided by financing activities	23,878	31,022
Net increase in cash and cash equivalents	55,706	50,814
Cash and cash equivalents at beginning of period	127,742	77,964
Cash and cash equivalents at end of period	$183,448	$128,778

Supplemental cash flows information:
Interest paid	$8,050	$8,567
Income taxes paid	$122	$1,986
Transfers from loans to other real estate owned	$4,715	$9,693

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2012, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2012 and 2011, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2011 were derived from the 2011 audited financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 8 – Fair Value Measurements, did not have a significant impact on the Company’s financial statements.

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

ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net (loss) income	$(1,821)	$94	$(4,564)	$(1,222)
Weighted average shares outstanding - Basic	8,457	8,457	8,457	8,449
Dilutive effect of common stock equivalents	-	-	-	-
Weighted average shares outstanding - Diluted	8,457	8,457	8,457	8,449
(Loss) earnings per common share - Basic	$(0.22)	$0.01	$(0.54)	$(0.14)
(Loss) earnings per common share - Diluted	$(0.22)	$0.01	$(0.54)	$(0.14)

The calculations of diluted earnings/(loss) per share for the three and nine months ended September 30, 2012 excluded 54 thousand and 43 thousand weighted average common stock equivalents, respectively, because the effect of including them would have been antidilutive. The calculations of diluted earnings/(loss) per share for the three and nine months ended September 30, 2011 each excluded 180 thousand weighted average common stock equivalents because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2012:
Obligations of U.S. Government agencies and corporations	$34,812	$925	$2	$35,735
Mortgage-backed securities	87,427	2,588	2	90,013
Equity securities	589	35	-	624
Total	$122,828	$3,548	$4	$126,372

December 31, 2011:
Obligations of U.S. Government agencies and corporations	$41,360	$803	$15	$42,148
Mortgage-backed securities	85,545	1,587	99	87,033
Equity securities	577	22	-	599
Total	$127,482	$2,412	$114	$129,780

Held-to-maturity securities:
September 30, 2012:
Obligations of states and political subdivisions	$4,075	$251	$-	$4,326

December 31, 2011:
Obligations of states and political subdivisions	$6,480	$252	$-	$6,732

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2012.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$2,998	$2	$-	$-	$2,998	$2
Mortgage-backed securities	1,571	2	-	-	1,571	2
Total	$4,569	$4	$-	$-	$4,569	$4

Total available-for-sale securities have a fair value of approximately $126.4 million. Of these securities, approximately $4.6 million have unrealized losses when compared to their amortized cost. All of the securities with the unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at September 30, 2012.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2012.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,015	$5,031	$1,415	$1,422
Due after one year through five years	18,240	18,305	1,148	1,206
Due after five years through ten years	4,409	4,579	1,008	1,141
Due after ten years	94,575	97,833	504	557
	122,239	125,748	4,075	4,326
Equity securities	589	624	-	-
Total	$122,828	$126,372	$4,075	$4,326

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Construction	$108,721	$119,883
Residential real estate	302,449	321,604
Commercial real estate	321,817	315,439
Commercial	61,531	69,485
Consumer	13,512	14,639
Total loans	808,030	841,050
Allowance for credit losses	(12,955)	(14,288)
Total loans, net	$795,075	$826,762

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

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment	Quarter-to-date average recorded investment
September 30, 2012
Impaired nonaccrual loans:
Construction	$15,509	$11,456	$19	$19	$13,717	$12,770
Residential real estate	20,424	14,440	-	-	18,920	17,092
Commercial real estate	16,149	11,916	-	-	12,567	11,446
Commercial	2,124	1,557	-	-	1,760	1,572
Consumer	58	54	-	-	50	55
Total	54,264	39,423	19	19	47,014	42,935

Impaired accruing restructured loans:
Construction	28,479	28,479	-	-	17,304	22,779
Residential real estate	5,231	5,231	-	-	4,258	5,120
Commercial real estate	16,986	16,986	-	-	14,173	16,032
Commercial	89	89	-	-	74	79
Consumer	-	-	-	-	-	-
Total	50,785	50,785	-	-	35,809	44,010

Total impaired loans:
Construction	43,988	39,935	19	19	31,021	35,549
Residential real estate	25,655	19,671	-	-	23,178	22,212
Commercial real estate	33,135	28,902	-	-	26,740	27,478
Commercial	2,213	1,646	-	-	1,834	1,651
Consumer	58	54	-	-	50	55
Total	$105,049	$90,208	$19	$19	$82,823	$86,945

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment	Quarter-to-date average recorded investment
December 31, 2011
Impaired nonaccrual loans:
Construction	$22,883	$14,005	$1,550	$170	$16,555	$16,367
Residential real estate	22,431	16,925	3,181	1,296	15,430	18,118
Commercial real estate	17,372	14,012	-	-	14,624	13,545
Commercial	2,119	1,669	-	-	2,539	1,680
Consumer	30	28	-	-	32	34
Total	64,835	46,639	4,731	1,466	49,180	49,744

Impaired accruing restructured loans:
Construction	11,781	11,781	-	-	10,663	10,930
Residential real estate	3,792	3,792	-	-	6,093	3,156
Commercial real estate	9,566	9,566	-	-	7,960	9,949
Commercial	69	69	-	-	111	35
Consumer	-	-	-	-	-	-
Total	25,208	25,208	-	-	24,827	24,070

Total impaired loans:
Construction	34,664	25,786	1,550	170	27,218	27,297
Residential real estate	26,223	20,717	3,181	1,296	21,523	21,274
Commercial real estate	26,938	23,578	-	-	22,584	23,494
Commercial	2,188	1,738	-	-	2,650	1,715
Consumer	30	28	-	-	32	34
Total	$90,043	$71,847	$4,731	$1,466	$74,007	$73,814

The following tables provide information on troubled debt restructurings by loan class as of September 30, 2012 and December 31, 2011. The amounts include nonaccrual troubled debt restructurings.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment
Troubled debt restructurings:
September 30, 2012
Construction	19	$33,277	$29,518
Residential real estate	28	14,145	7,614
Commercial real estate	22	24,065	20,418
Commercial	3	149	126
Consumer	1	30	27
Total	73	$71,666	$57,703

December 31, 2011
Construction	9	$12,981	$12,539
Residential real estate	20	11,471	10,359
Commercial real estate	20	15,874	14,175
Commercial	1	69	69
Consumer	-	-	-
Total	50	$40,395	$37,142

(Dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted (1):
September 30, 2012
Construction	7	$2,129
Residential real estate	13	2,902
Commercial real estate	6	3,433
Commercial	1	36
Consumer	1	27
Total	28	$8,527

December 31, 2011
Construction	3	$758
Residential real estate	10	7,353
Commercial real estate	5	6,751
Commercial	-	-
Consumer	-	-
Total	18	$14,862

(1) Generally, a loan is considered in default when principal or interest is past due 30 days or more.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard and doubtful are adversely rated and are assigned higher risk ratings than favorably rated loans.

The following tables provide information on loan risk ratings as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
September 30, 2012
Construction	$43,334	$31,359	$22,553	$-	$11,475	$108,721
Residential real estate	246,805	24,191	16,580	433	14,440	302,449
Commercial real estate	254,339	30,873	24,689	-	11,916	321,817
Commercial	54,488	3,870	1,556	60	1,557	61,531
Consumer	13,252	120	86	-	54	13,512
Total	$612,218	$90,413	$65,464	$493	$39,442	$808,030

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2011
Construction	$50,403	$30,373	$23,552	$-	$15,555	$119,883
Residential real estate	261,910	13,467	25,676	445	20,106	321,604
Commercial real estate	257,247	16,001	28,179	-	14,012	315,439
Commercial	59,178	3,813	4,748	77	1,669	69,485
Consumer	14,520	32	59	-	28	14,639
Total	$643,258	$63,686	$82,214	$522	$51,370	$841,050

The following tables provide information on the aging of the loan portfolio as of September 30, 2012 and December 31, 2011.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
September 30, 2012
Construction	$96,156	$1,090	$-	$-	$1,090	$11,475	$108,721
Residential real estate	281,610	4,274	1,113	1,012	6,399	14,440	302,449
Commercial real estate	303,008	971	2,371	3,551	6,893	11,916	321,817
Commercial	59,756	69	82	67	218	1,557	61,531
Consumer	13,228	174	11	45	230	54	13,512
Total	$753,758	$6,578	$3,577	$4,675	$14,830	$39,442	$808,030
Percent of total loans	93.3%	0.8%	0.4%	0.6%	1.8%	4.9%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2011
Construction	$102,441	$1,246	$316	$325	$1,887	$15,555	$119,883
Residential real estate	289,459	4,417	5,291	2,331	12,039	20,106	321,604
Commercial real estate	289,760	10,073	1,594	-	11,667	14,012	315,439
Commercial	64,581	1,350	1,819	66	3,235	1,669	69,485
Consumer	14,492	112	6	1	119	28	14,639
Total	$760,733	$17,198	$9,026	$2,723	$28,947	$51,370	$841,050
Percent of total loans	90.5%	2.0%	1.1%	0.3%	3.4%	6.1%

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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended September 30, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$2,845	$4,237	$3,952	$1,063	$485	$408	$12,990

Charge-offs	(3,222)	(2,323)	(742)	(73)	(31)	-	(6,391)
Recoveries	5	5	116	22	8	-	156
Net charge-offs	(3,217)	(2,318)	(626)	(51)	(23)	-	(6,235)

Provision	3,699	2,268	275	524	(158)	(408)	6,200
Ending balance	$3,327	$4,187	$3,601	$1,536	$304	$-	$12,955

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$3,533	$4,184	$5,251	$2,710	$605	$75	$16,358

Charge-offs	(1,005)	(2,859)	(1,385)	(1,519)	(33)	-	(6,801)
Recoveries	-	38	229	47	19	-	333
Net charge-offs	(1,005)	(2,821)	(1,156)	(1,472)	(14)	-	(6,468)

Provision	870	2,679	(404)	315	19	171	3,650
Ending balance	$3,398	$4,042	$3,691	$1,553	$610	$246	$13,540

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(5,008)	(7,996)	(2,177)	(4,513)	(208)	-	(19,902)
Recoveries	5	99	123	230	17	-	474
Net charge-offs	(5,003)	(7,897)	(2,054)	(4,283)	(191)	-	(19,428)

Provision	4,585	7,070	2,240	4,321	(99)	(22)	18,095
Ending balance	$3,327	$4,187	$3,601	$1,536	$304	$-	$12,955

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(2,419)	(7,340)	(3,878)	(3,290)	(148)	-	(17,075)
Recoveries	49	106	234	504	60	-	953
Net charge-offs	(2,370)	(7,234)	(3,644)	(2,786)	(88)	-	(16,122)

Provision	2,441	6,443	3,670	2,917	61	(97)	15,435
Ending balance	$3,398	$4,042	$3,691	$1,553	$610	$246	$13,540

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2012
Loans individually evaluated for impairment	$39,954	$19,671	$28,902	$1,646	$54	$-	$90,227
Loans collectively evaluated for impairment	68,767	282,778	292,915	59,885	13,458	-	717,803
Total loans	$108,721	$302,449	$321,817	$61,531	$13,512	$-	$808,030

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$19	$-	$-	$-	$-	$-	$19
Loans collectively evaluated for impairment	3,308	4,187	3,601	1,536	304	-	12,936
Total allowance for credit losses	$3,327	$4,187	$3,601	$1,536	$304	$-	$12,955

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2011
Loans individually evaluated for impairment	$27,426	$19,944	$23,410	$1,690	$40	$-	$72,510
Loans collectively evaluated for impairment	99,593	307,811	298,134	69,792	14,726	-	790,056
Total loans	$127,019	$327,755	$321,544	$71,482	$14,766	$-	$862,566

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$-	$90	$-	$-	$-	$-	$90
Loans collectively evaluated for impairment	3,398	3,952	3,691	1,553	610	246	13,450
Total allowance for credit losses	$3,398	$4,042	$3,691	$1,553	$610	$246	$13,540

Note 5 – Other Assets

The Company had the following other assets at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonmarketable investment securities	$2,808	$2,866
Insurance premiums receivable	443	876
Accrued interest receivable	3,460	3,933
Income taxes receivable	3,780	719
Deferred income taxes	8,087	9,036
Interest rate caps (1)	24	250
Prepaid expenses	2,945	3,641
Other assets	7,817	5,399
Total	$29,364	$26,720

(1) See Note 9 for further discussion.

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Accrued interest payable	$503	$569
Other liabilities	7,919	8,184
Total	$8,422	$8,753

Note 7 - Stock-Based Compensation

As of September 30, 2012, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. The Company’s ability to grant options under the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”) expired on March 3, 2008 and all of the remaining 7,125 outstanding options expired on May 9, 2012.

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

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$33	$104	$174	$241

	September 30,
(Dollars in thousands)	2012	2011
Unrecognized stock-based compensation expense	$178	$264
Weighted average period unrecognized expense is expected to be recognized	2.2 years	0.8 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2012.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	45,779	$13.20
Granted	-	-
Vested	(39,231)	12.92
Cancelled	-	-
Nonvested at end of period	6,548	$14.89

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2012.

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

There was no aggregate intrinsic value of the options outstanding under the 2006 Equity Plan based on the $6.02 market value per share of Shore Bancshares, Inc.’s common stock at September 30, 2012. Since there were no options exercised during the first nine months of 2012 or 2011, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At September 30, 2012, the weighted average remaining contract life of options outstanding was 9.5 years.

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

Derivative Assets

Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy. As of September 30, 2012 and December 31, 2011, the Company’s derivative instruments consisted solely of interest rate caps. These derivative assets are included in other assets in the accompanying consolidated balance sheets.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. No assets were transferred from one hierarchy level to another during the first nine months of 2012 or 2011.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Securities available for sale:
U.S. Government agencies	$35,735	$-	$35,735	$-
Mortgage-backed securities	90,013	-	90,013	-
Other equity securities	624	-	624	-
Total	$126,372	$-	$126,372	$-

Interest rate caps	$24	$-	$24	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Securities available for sale:
U.S. Government agencies	$42,148	$-	$42,148	$-
Mortgage-backed securities	87,033	-	87,033	-
Other equity securities	599	-	599	-
Total	$129,780	$-	$129,780	$-

Interest rate caps	$250	$-	$250	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At September 30, 2012 and December 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2012 and December 31, 2011, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2012 and September 30, 2011. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the nine months ended September 30, 2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(4,965)	(7,628)	(2,177)	(1,264)	-	(16,034)
Payments	(976)	(8,405)	(1,858)	(105)	(4)	(11,348)
Transfers to other real estate owned	(1,631)	(1,463)	(1,334)	(30)	-	(4,458)
Returned to performing status	-	(201)	-	(39)	-	(240)
Changed to nonaccrual status	(666)	(786)	-	-	-	(1,452)
Additions	20,856	14,256	10,693	1,346	30	47,181
Changes in allowance	151	1,296	-	-	-	1,447
Ending balance	$39,935	$19,671	$28,902	$1,646	$54	$90,208

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the nine months ended September 30, 2011
Impaired loans:
Beginning balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186
Charge-offs	(2,503)	(6,734)	(3,623)	(2,600)	-	(15,460)
Payments	(916)	(6,569)	(2,012)	(529)	(1)	(10,027)
Transfers to other real estate owned	(2,018)	(1,272)	(4,686)	(388)	-	(8,364)
Returned to performing status	-	(1,907)	-	-	-	(1,907)
Changed to nonaccrual status	(419)	(2,891)	(930)	-	-	(4,240)
Additions	5,107	23,990	21,381	833	11	51,322
Changes in allowance	-	(90)	-	-	-	(90)
Ending balance	$27,426	$19,854	$23,410	$1,690	$40	$72,420

	For the Nine Months Ended
(Dollars in thousands)	September 30,
	2012	2011
Other real estate owned:
Beginning balance	$9,385	$3,702
Sales	(4,605)	(2,967)
Write-downs	(1,077)	(563)
Additions	4,715	9,693
Ending balance	$8,418	$9,865

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

The following table provides information on the estimated fair values of the Company’s financial assets and liabilities that are reported in the balance sheets at their carrying amounts. The financial assets and liabilities have been segregated by their classification level in the fair value hierarchy.

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$183,448	$183,448	$127,742	$127,742
Investment securities held to maturity	4,075	4,326	6,480	6,732
Level 3 inputs
Loans, net	795,075	821,480	826,762	856,917

Financial liabilities
Level 2 inputs
Deposits	$1,038,514	$1,042,244	$1,009,919	$1,013,964
Short-term borrowings	13,079	13,079	17,817	17,817
Long-term debt	455	455	455	470

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

During the second quarter of 2009, as part of its overall interest rate risk management strategy, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. The interest rate caps qualified for hedge accounting. The aggregate fair value of these derivatives was an asset of $24 thousand at September 30, 2012 and $250 thousand at December 31, 2011. The change in fair value included a $1.3 million adjustment to record unrealized holding gains on the interest rate caps and a $1.5 million charge to interest expense associated with the hedged money market deposit accounts. For the first nine months of 2011, the change in fair value included an $821 thousand adjustment to record unrealized holding losses and a $907 thousand charge to interest expense. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $2.4 million.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $428 thousand at both September 30, 2012 and December 31, 2011.

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

The following table provides information on commitments outstanding at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$136,050	$136,222
Letters of credit	12,254	11,311
Total	$148,304	$147,533

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

During the third quarter of 2012, goodwill and other intangible assets were subjected to an annual assessment for impairment. As a result of the assessment, the Company determined that there was no impairment. During the third quarter of 2011, when goodwill and other intangible assets were assessed for impairment, it was determined that goodwill and other intangible assets were impaired in our Insurance Products and Services segment, primarily relating to the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand reflected in the table below in noninterest expense.

The following table includes selected financial information by business segments for the first nine months of 2012 and 2011.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2012
Interest income	$34,882	$59	$-	$34,941
Interest expense	(7,967)	-	(16)	(7,983)
Provision for credit losses	(18,095)	-	-	(18,095)
Noninterest income	5,089	7,974	89	13,152
Noninterest expense	(17,969)	(7,407)	(4,494)	(29,870)
Net intersegment (expense) income	(3,903)	(392)	4,295	-
(Loss) income before taxes	(7,963)	234	(126)	(7,855)
Income tax benefit (expense)	3,336	(98)	53	3,291
Net (loss) income	$(4,627)	$136	$(73)	$(4,564)

Total assets	$1,159,766	$16,920	$1,947	$1,178,633

2011
Interest income	$38,220	$101	$-	$38,321
Interest expense	(8,363)	-	(31)	(8,394)
Provision for credit losses	(15,435)	-	-	(15,435)
Noninterest income	5,489	7,711	99	13,299
Noninterest expense	(17,123)	(8,395)	(4,244)	(29,762)
Net intersegment (expense) income	(4,267)	(391)	4,658	-
(Loss) income before taxes	(1,479)	(974)	482	(1,971)
Income tax benefit (expense)	562	370	(183)	749
Net (loss) income	$(917)	$(604)	$299	$(1,222)

Total assets	$1,138,228	$17,189	$2,119	$1,157,536

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

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2011.

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

Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is established against impaired loans (i.e., nonaccrual loans and troubled debt restructurings) based on our assessment of the losses that may be associated with the individual loans. The specific allowance remains until charge-offs are made. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned an allowance factor based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Loans identified as special mention, substandard, and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. As seen in Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements, special mention loans increased $26.7 million from the end of 2011 to the end of the third quarter of 2012. Approximately $6.6 million of these loans are expected to be upgraded by the end of 2012. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, the estimation of a borrower’s prospects of repayment, and the establishment of the allowance factors in the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management’s ongoing assessment of the totality of all factors, including, but not limited to, delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio. Allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based on the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

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

During the third quarter of 2012, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that there was no impairment at the Company’s subsidiaries that have these intangible assets on their balance sheets. During the third quarter of 2011, when goodwill and other intangible assets were assessed for impairment, it was determined that goodwill and other intangible assets were impaired in our Insurance Products and Services segment, primarily relating to the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand reflected in noninterest expense.

Fair Value

The Company measures certain financial assets and liabilities at fair value. Investment securities and interest rate caps are significant financial assets measured at fair value on a recurring basis. Impaired loans and other real estate owned are significant financial assets measured at fair value on a nonrecurring basis. See Note 8, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for a further discussion of fair value.

OVERVIEW

The Company reported a net loss of $1.8 million for the third quarter of 2012, or diluted loss per common share of $(0.22), compared to net income of $94 thousand, or diluted income per common share of $0.01, for the third quarter of 2011. For the second quarter of 2012, the Company reported net income of $293 thousand, or diluted income per common share of $0.03. When comparing the third quarter of 2012 to the third quarter of 2011, the main reasons for the difference in results were an increase in the provision for credit losses of $2.6 million and a decline in net interest income of $1.4 million. When comparing the third quarter of 2012 to the second quarter of 2012, the primary reason for the difference in results was an increase in the provision for credit losses of $2.7 million. Annualized return on average assets was (0.61)% for the three months ended September 30, 2012, compared to 0.03% for the same period in 2011. Annualized return on average stockholders’ equity was (6.07)% for the third quarter of 2012, compared to 0.31% for the third quarter of 2011. For the second quarter of 2012, annualized return on average assets was 0.10% and return on average equity was 0.99%.

For the first nine months of 2012, the Company reported a net loss of $4.6 million, or diluted loss per common share of $(0.54), compared to a net loss of $1.2 million, or diluted loss per common share of $(0.14), for the first nine months of 2011. When comparing the first nine months of 2012 to the first nine months of 2011, the principal factors driving the difference were an increase in the provision for credit losses of $2.7 million and a decline in net interest income of $3.0 million. Annualized return on average assets was (0.52)% for the nine months ended September 30, 2012, compared to (0.14)% for the same period in 2011. Annualized return on average stockholders’ equity was (5.08)% for the first nine months of 2012, compared to (1.34)% for the first nine months of 2011.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for the third quarter of 2012 was $8.8 million, compared to $10.2 million for the third quarter of 2011. The decrease was primarily due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.15% for the third quarter of 2012 and 3.77% for the third quarter of 2011. Loan charge-offs continued to negatively impact our net interest income and net interest margin. For the second quarter of 2012, tax-equivalent net interest income was $9.1 million and the net interest margin was 3.36%.

On a tax-equivalent basis, interest income was $11.4 million for the third quarter of 2012, declining from the $12.9 million recorded for the third quarter of 2011. The decrease in interest income was due to a 69 basis point decline in yields earned on average earning assets (i.e., loans, investment securities, federal funds sold and interest-bearing deposits with other banks) that was partially offset by a 3.6% increase in average balances of earning assets. Changes in the balances and rates related to loans had the largest impact on interest income. For the third quarter of 2012, average loans decreased 7.0% and the yield earned on loans decreased from 5.49% to 5.23% when compared to the third quarter of 2011, which reduced interest income by $1.4 million. Loans comprised 72.9% of total average earning assets for the third quarter of 2012, compared to 81.2% for the third quarter of 2011. Taxable investment securities grew $25.8 million, or 23.5%, when comparing the third quarter of 2012 with the third quarter of 2011, although yields declined from 2.88% to 2.01%, which reduced interest income $110 thousand. The yields on taxable investment securities decreased because the reinvestment rates on investment securities purchased during 2012 were lower than the yields on the investment securities that matured during the period. Partially offsetting the decrease in interest income from loans and taxable investment securities was a $79.6 million increase in the average balance of interest-bearing deposits and a 5 basis point increase in rates earned on these assets, which increased interest income $50 thousand. The increase in the average balance of interest-bearing deposits reflected higher levels of excess cash to be invested. Tax-equivalent interest income decreased 2.6% when compared to the second quarter of 2012. Average earning assets increased 2.0% during the third quarter of 2012 when compared to the second quarter of 2012, while yields earned declined 25 basis points.

Interest expense decreased $82 thousand, or 3.0%, when comparing the third quarter of 2012 to the third quarter of 2011. The decrease in interest expense was due to a 7 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) that was partially offset by a 3.4% increase in average balances of interest-bearing liabilities. Changes in the balances and rates related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended September 30, 2012, the average balances of certificates of deposit $100,000 or more and other time deposits each increased over 1.0% when compared to the same period last year, while the average rates paid on these time deposits decreased 17 and 25 basis points, respectively, which reduced interest expense by $211 thousand. The decline in rates on time deposits reflected current market conditions. Partially offsetting the decrease in interest expense from time deposits was a 4.5% increase in the average balance of money market and savings deposits and a 16 basis point increase in rates paid on these deposits, which increased interest expense $142 thousand. Interest on money market and savings deposits included an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense by $524 thousand for the third quarter of 2012 and $348 thousand for the third quarter of 2011. See Note 9, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for additional information. When comparing the third quarter of 2012 to the second quarter of 2012, interest expense stayed relatively unchanged with average balances of total interest-bearing liabilities increasing 1.9% and the interest rate paid on interest-bearing liabilities declining 3 basis points.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2012 and 2011.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$808,244	$10,631	5.23%	$869,221	$12,033	5.49%
Investment securities
Taxable	135,257	685	2.01	109,498	795	2.88
Tax-exempt	2,614	34	5.07	4,440	57	5.12
Federal funds sold	11,971	3	0.11	15,905	3	0.07
Interest-bearing deposits	150,170	79	0.21	70,572	29	0.16
Total earning assets	1,108,256	11,432	4.10%	1,069,636	12,917	4.79%
Cash and due from banks	20,158			20,414
Other assets	69,921			69,394
Allowance for credit losses	(14,189)			(16,856)
Total assets	$1,184,146			$1,142,588

Interest-bearing liabilities
Demand deposits	$167,423	74	0.18%	$154,685	78	0.20%
Money market and savings deposits (4)	279,003	832	1.19	266,871	690	1.03
Certificates of deposit $100,000 or more	238,624	875	1.46	235,362	965	1.63
Other time deposits	207,547	866	1.66	204,836	987	1.91
Interest-bearing deposits	892,597	2,647	1.18	861,754	2,720	1.25
Short-term borrowings	14,909	10	0.27	15,640	15	0.37
Long-term debt	455	6	4.58	932	10	4.46
Total interest-bearing liabilities	907,961	2,663	1.17%	878,326	2,745	1.24%
Noninterest-bearing deposits	148,096			133,214
Other liabilities	8,768			9,721
Stockholders’ equity	119,321			121,327
Total liabilities and stockholders’ equity	$1,184,146			$1,142,588

Net interest spread		$8,769	2.93%		$10,172	3.55%
Net interest margin			3.15%			3.77%

Tax-equivalent adjustment
Loans		$27			$30
Investment securities		12			19
Total		$39			$49

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2012 and 2011 exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense by $524 thousand for the third quarter of 2012 and $348 thousand for the third quarter of 2011.

Tax-equivalent net interest income for the nine months ended September 30, 2012 was $27.1 million, as seen in the table below. This was a decrease of 10.0% when compared to the same period last year. As with the quarterly results, the decrease was mainly due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. The net interest margin was 3.31% for the first nine months of 2012 and 3.79% for the first nine months of 2011.

On a tax-equivalent basis, interest income was $35.1 million for the first nine months of 2012, a decrease of 8.9% when compared to the first nine months of 2011. The decrease in interest income was due to a decline of 56 basis points in yields earned on average earning assets that was partially offset by an increase of 3.0% in average balances of earning assets. When comparing the nine-month period ended September 30, 2012 to the same period of last year, the 6.9% decrease in average loans and the 16 basis point decrease in yields earned on average loans was the primary reason for the decline in interest income. Loans comprised 74.8% and 82.8% of total average earning assets for the first nine months of 2012 and 2011, respectively.

Interest expense was $8.0 million for the nine months ended September 30, 2012, a decrease of 4.9% when compared to the same period last year. The decrease in interest expense was due to a decline of 10 basis points in rates paid on average interest-bearing liabilities that was partially offset by an increase of 2.8% in average balances of interest-bearing liabilities. For the nine months ended September 30, 2012, the 1.6% decrease in average time deposits and the 23 basis point decrease in rates paid on average time deposits were the primary reasons for the decline in interest expense when compared to the same period last year. Partially offsetting the decrease in interest expense from time deposits was higher interest expense relating to a 5.7% increase in the average balance of money market and savings deposits and a 19 basis point increase in rates paid on these deposits

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$819,088	$32,588	5.31%	$879,509	$36,008	5.47%
Investment securities
Taxable	131,863	2,149	2.18	105,939	2,234	2.82
Tax-exempt	3,548	140	5.27	4,543	175	5.16
Federal funds sold	10,992	7	0.09	28,896	24	0.11
Interest-bearing deposits	128,756	188	0.19	43,959	47	0.14
Total earning assets	1,094,247	35,072	4.28%	1,062,846	38,488	4.84%
Cash and due from banks	19,920			19,356
Other assets	69,514			67,588
Allowance for credit losses	(14,523)			(16,826)
Total assets	$1,169,158			$1,132,964

Interest-bearing liabilities
Demand deposits	$157,835	216	0.18%	$141,447	227	0.21%
Money market and savings deposits (4)	278,297	2,423	1.16	263,216	1,918	0.97
Certificates of deposit $100,000 or more	240,595	2,626	1.46	246,362	3,073	1.67
Other time deposits	204,789	2,666	1.74	206,470	3,104	2.01
Interest-bearing deposits	881,516	7,931	1.20	857,495	8,322	1.30
Short-term borrowings	15,448	36	0.31	14,947	41	0.36
Long-term debt	455	16	4.61	932	31	4.51
Total interest-bearing liabilities	897,419	7,983	1.19%	873,374	8,394	1.29%
Noninterest-bearing deposits	142,874			127,238
Other liabilities	8,949			10,696
Stockholders’ equity	119,916			121,656
Total liabilities and stockholders’ equity	$1,169,158			$1,132,964

Net interest spread		$27,089	3.09%		$30,094	3.55%
Net interest margin			3.31%			3.79%

Tax-equivalent adjustment
Loans		$83			$108
Investment securities		48			59
Total		$131			$167

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2012 and 2011 exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense by $1.5 million for the first nine months of 2012 and $907 thousand for the first nine months of 2011.

Noninterest Income

Noninterest income for the third quarter of 2012 decreased $522 thousand, or 11.5%, when compared to the third quarter of 2011. The lower amount was primarily the result of a decline in other noninterest income ($513 thousand) which included $581 thousand in losses on the sales of other real estate owned, mainly relating to two properties. The decrease in other noninterest income was partially offset by higher insurance agency commissions ($115 thousand). Total noninterest income for the third quarter of 2012 decreased $576 thousand, or 12.6%, when compared to the second quarter of 2012. The lower amount when compared to the second quarter of 2012 was primarily the result of a decrease in other noninterest income ($845 thousand), mainly from the $581 thousand in losses on the sales of other real estate owned. The decrease in other noninterest income was partially offset by an increase in gains on sales of investment securities ($278 thousand). Included in other noninterest income for the second quarter of 2012 was a $217 thousand gain on the sale of a bank branch building.

Total noninterest income for the nine months ended September 30, 2012 decreased $147 thousand, or 1.1%, when compared to the same period in 2011, primarily due to a decline in service charges on deposit accounts ($247 thousand) and gains on sales of investment securities ($157 thousand). Service charges on deposit accounts declined mainly due to a reduction in customer use of overdraft protection programs. The decrease in noninterest income was partially offset by higher insurance agency commissions ($225 thousand).

Noninterest Expense

Noninterest expense for the third quarter of 2012 decreased $968 thousand, or 9.1%, when compared to the third quarter of 2011, mostly due to a decline in goodwill impairment ($1.3 million) and write-downs of other real estate owned ($171 thousand). Goodwill and other intangible assets were subjected to the annual assessment for impairment during the third quarter of 2012. As a result of the assessment, it was determined that there was no impairment at the Company’s subsidiaries that have these intangible assets on their balance sheets. Partially offsetting the decrease in total noninterest expense were increases in salaries and wages ($289 thousand) and FDIC insurance premium expense ($196 thousand). Total noninterest expense for the third quarter of 2012 remained relatively flat when compared to the second quarter of 2012, increasing $46 thousand, or less than 1%.

Total noninterest expense for the nine months ended September 30, 2012 remained relatively unchanged when compared to the same period in 2011, increasing $108 thousand, or 0.4%. The increase was primarily due to higher salaries and wages ($731 thousand), write-downs of other real estate owned ($514 thousand) and other noninterest expenses ($225 thousand). These expenses were partially offset by the $1.3 million decline in goodwill impairment. Salaries and wages included amounts relating to the hiring of a new executive vice president at Talbot Bank during the second quarter of last year as part of that bank’s succession plan, and a new lender at CNB for the Delaware region during the third quarter of last year. Other noninterest expenses included higher amounts relating to collection expense for loans ($217 thousand). Along with higher amounts for the provision for loan losses mentioned previously, the higher write-downs of other real estate owned and collection expense for loans reflects the very large cost involved in removing problem loans from the balance sheet.

Income Taxes

The Company reported an income tax benefit of $1.4 million for the third quarter of 2012 and income tax expense of $225 thousand for the third quarter of 2011. The effective tax rate was a 42.7% benefit for the third quarter of 2012 and a 70.5% expense for the third quarter of 2011. The Company reported income tax benefits of $3.3 million and $749 thousand for the first nine months of 2012 and 2011, respectively. The effective tax rate for the first nine months of 2012 was a 41.9% benefit, compared to a 38.0% benefit for the same period of 2011. The effective tax rates for 2011 reflected that $274 thousand of goodwill impairment was not tax deductible.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $808.0 million at September 30, 2012, a $33.0 million, or 3.9%, decrease from the $841.1 million at December 31, 2011. Loans included deferred costs net of deferred fees of $258 thousand at September 30, 2012 and $188 thousand at December 31, 2011. Residential real estate loans declined the most ($19.1 million) followed by construction ($11.2 million), commercial ($8.0 million) and consumer ($1.1 million). There was growth in commercial real estate loans which increased $6.4 million since the end of 2011. Fewer high-quality loan opportunities and our level of loan charge-offs continue to deter overall loan growth. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $108.7 million, or 13.5% of total loans, at September 30, 2012, compared to $119.9 million, or 14.3% of total loans, at December 31, 2011. Commercial real estate loans were approximately $321.8 million, or 39.8% of total loans, at September 30, 2012, compared to $315.4 million, or 37.5% of total loans, at December 31, 2011. We do not engage in foreign or subprime lending activities.

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

The provision for credit losses was $6.2 million for the third quarter of 2012, $3.7 million for the third quarter of 2011 and $3.5 million for the second quarter of 2012. The higher level of provision for credit losses was primarily in response to loan charge-offs. The provision for credit losses for the first nine months of 2012 and 2011 was $18.1 million and $15.4 million, respectively. Because most of our loans are secured by real estate, the ratio of historically low property values to loan values and fewer real estate sales are negatively impacting credit quality. Nevertheless, we continue to emphasize credit quality and believe that our underwriting guidelines are strong. When problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans. Management also works with borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs for the third quarter of 2012 and for the third quarter of 2011 were $6.2 million and $6.5 million, respectively. Net charge-offs for the second quarter of 2012 were $4.1 million. During the third quarter of 2012, most of the loan charge-offs were in the construction and residential real estate loan classes, as seen in the table below, with $4.2 million of these charge-offs from two loan relationships. During the third quarter of 2011, we recorded large loan charge-offs in all loan classes except the consumer class. The allowance for credit losses as a percentage of average loans was 1.60% for the third quarter of 2012, compared to 1.56% for the third quarter of 2011. Net charge-offs were $19.4 million and $16.1 million for the first nine months of 2012 and 2011, respectively. The allowance for credit losses as a percentage of average loans was 1.58% for the first nine months of 2012, compared to 1.54% for the same period in 2011. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2012.

The following table presents a summary of the activity in the allowance for credit losses.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance balance – beginning of period	$12,990	$16,358	$14,288	$14,227
Charge-offs:
Construction	(3,222)	(1,005)	(5,008)	(2,419)
Residential real estate	(2,323)	(2,859)	(7,996)	(7,340)
Commercial real estate	(742)	(1,385)	(2,177)	(3,878)
Commercial	(73)	(1,519)	(4,513)	(3,290)
Consumer	(31)	(33)	(208)	(148)
Totals	(6,391)	(6,801)	(19,902)	(17,075)
Recoveries:
Construction	5	-	5	49
Residential real estate	5	38	99	106
Commercial real estate	116	229	123	234
Commercial	22	47	230	504
Consumer	8	19	17	60
Totals	156	333	474	953
Net charge-offs	(6,235)	(6,468)	(19,428)	(16,122)
Provision for credit losses	6,200	3,650	18,095	15,435
Allowance balance – end of period	$12,955	$13,540	$12,955	$13,540

Average loans outstanding during the period	$808,244	$869,221	$819,088	$879,509
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	3.07%	2.95%	3.17%	2.45%
Allowance for credit losses at period end as a percentage of average loans	1.60%	1.56%	1.58%	1.54%

Nonperforming Assets

Nonperforming assets were $103.3 million at September 30, 2012, compared to $88.7 million at December 31, 2011, as shown in the following table. The change in nonperforming assets included a $15.6 million increase in nonperforming loans and a $1.0 million decrease in other real estate owned. The increase in nonperforming loans included a $25.6 million increase in accruing troubled debt restructurings net of an $11.9 million decline in nonaccrual loans. The change in the components of nonperforming assets reflected our continued effort to either develop concessionary workouts relating to problem loans or remove problem loans from our portfolio. See Note 8, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for additional details on the changes in the balances of nonperforming assets. The ratio of total nonperforming assets to total loans and other real estate owned was 12.65% at September 30, 2012, compared to 10.43% at December 31, 2011. Gross interest income of $731 thousand and $530 thousand for the third quarter of 2012 and 2011, respectively, would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. The comparable amounts for the first nine months of 2012, for fiscal year 2011 and for the first nine months of 2011 were $2.2 million, $2.6 million and $1.9 million, respectively. No interest was recorded on these loans during the first nine months of 2012 or 2011.

The following table summarizes our nonperforming assets.

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Nonperforming assets
Nonaccrual loans
Construction	$11,475	$15,555
Residential real estate	14,440	20,106
Commercial real estate	11,916	14,012
Commercial	1,557	1,669
Consumer	54	28
Total nonaccrual loans	39,442	51,370

Loans 90 days or more past due and still accruing
Construction	-	325
Residential real estate	1,012	2,331
Commercial real estate	3,551	-
Commercial	67	66
Consumer	45	1
Total loans 90 days or more past due and still accruing	4,675	2,723

Accruing troubled debt restructurings
Construction	28,479	11,781
Residential real estate	5,231	3,792
Commercial real estate	16,986	9,566
Commercial	89	69
Consumer	-	-
Total accruing troubled debt restructurings	50,785	25,208
Total nonperforming loans	94,902	79,301
Other real estate owned	8,418	9,385
Total nonperforming assets	$103,320	$88,686

Nonaccrual loans to total loans	4.88%	6.11%
Nonaccrual loans to total assets	3.35%	4.44%
Nonperforming assets to total loans and other real estate owned	12.65%	10.43%
Nonperforming assets to total assets	8.77%	7.66%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2012, 97% of the portfolio was classified as available for sale and 3% as held to maturity, similar to the 95% and 5%, respectively, at December 31, 2011. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $130.4 million at September 30, 2012, a $5.8 million, or 4.3%, decrease since December 31, 2011. Included in the decrease were sales of $6.0 million in mortgage-backed securities which generated a gain of $278 thousand during the third quarter of 2012. At the end of September 2012, 27.4% of the securities in the portfolio were U.S. Government agencies and 69.0% were mortgage-backed securities, compared to 30.9% and 63.9% , respectively, at year-end 2011, reflecting a shift in the composition of the portfolio to higher-yielding mortgage-backed securities. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Although period-end investment securities were lower, the average balance of investment securities increased to $137.9 million for the third quarter of 2012, compared to $113.9 million for the same period in 2011. For the first nine months of 2012, the average balance of investment securities increased to $135.4 million, compared to $110.5 million for the same period in 2011. The increase in the 2012 investment securities average balances when compared to the 2011 balances reflected the investment of excess cash from deposits. Investment securities comprised 12.4% of total average earning assets for the third quarter of 2012, higher than the 10.7% for the third quarter of 2011. Similarly, for the first nine months of 2012 and 2011, investment securities were 12.4% and 10.4% of total earning assets, respectively. The tax-equivalent yields on investment securities were 2.07% and 2.97% for the third quarter of 2012 and 2011, respectively, while the yields were 2.26% and 2.92% for the first nine months of 2012 and 2011, respectively. Yields on investment securities declined because the reinvestment rates on investment securities purchased during 2012 were lower than the yields on the investment securities that matured during the period.

Deposits

Total deposits at September 30, 2012 were $1.039 billion, a $28.6 million, or 2.8%, increase when compared to the $1.010 billion at December 31, 2011. Increases in interest-bearing demand ($5.3 million or 3.3%), money market and savings ($4.3 million or 1.6%) and other time deposits ($5.3 million or 2.7%) contributed to the overall increase in interest-bearing deposits. Partially offsetting this increase was a $9.1 million, or 3.7%, decrease in certificates of deposit $100,000 or more primarily due to a decline in deposits of a large municipal customer. Noninterest-bearing deposits increased $22.8 million, or 17.0%, which reflected continuing growth from our customer base.

Short-Term Borrowings

Short-term borrowings at September 30, 2012 and December 31, 2011 were $13.1 million and $17.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2012 and December 31, 2011, short-term borrowings included only repurchase agreements.

Long-Term Debt

At September 30, 2012 and December 31, 2011, the Company had $455 thousand in long-term debt. This debt was acquisition-related, incurred as part of the purchase price of TSGIA, Inc. and is payable to the seller thereof, who remains the President of that subsidiary. The interest rate on the debt is 4.08% and principal and interest are payable in annual installments for five years, with the final payment made on October 1, 2012.

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

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in unsecured federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at September 30, 2012 and December 31, 2011. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $68.6 million and $31.6 million at September 30, 2012 and December 31, 2011, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $118.2 million at September 30, 2012, compared to $121.2 million at December 31, 2011. The net loss and dividends paid contributed to the decrease in stockholders’ equity since the end of 2011. The decrease was partially offset by unrealized gains on available-for-sale securities ($744 thousand) and cash flow hedging activities ($751 thousand) relating to the interest rate caps. To sustain capital and enhance capital ratios, the board of directors of Shore Bancshares, Inc. decreased the quarterly cash dividend on the common stock from $.06 per share to $0.01 per share beginning with the dividend that was paid on May 31, 2011. On May 3, 2012, the board of directors voted to suspend quarterly cash dividends until further notice. If the dividend suspension is continued, the Company will retain approximately $254 thousand in common equity for 2012. We remain well-capitalized which should enable us to fund the costs to resolve our problem loans.

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

The table below presents a comparison of the Company’s capital ratios to the minimum regulatory requirements as of September 30, 2012 and December 31, 2011.

			Minimum
	September 30,	December 31,	Regulatory
	2012	2011	Requirements
Tier 1 risk-based capital ratio	12.36%	12.55%	4.00%
Total risk-based capital ratio	13.61%	13.80	8.00%
Leverage ratio	8.74%	9.29	4.00%

The Basel Committee on Banking Supervision (“Basel”) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country’s banking regulators.

In June 2012, U.S. Federal banking regulators adopted two notices of proposed rulemaking (“NPRs”) that would implement in the United States the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. A third adopted NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Company. Comments on the NPRs were accepted through September 7, 2012.

The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions”, would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, “banking organizations”). Consistent with the international Basel framework, this NPR would:

•	Increase the quantity and quality of capital required by proposing a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raising the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	Retain the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets;

•	Introduce a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•	Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses.

The new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirement”, also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions.

Management is currently reviewing the NPRs to determine the impact that they could have on the Company.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2012 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 8, 2012	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Susan E. Leaverton
Susan E. Leaverton, CPA
Treasurer/Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Interactive Data File

