Form 10-K
period 2012-12-31
SHORE BANCSHARES INC
filed 2013-03-15
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

Commission File No. 0-22345

SHORE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 East Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (410) 763-7800

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $.01 per share	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 16(d) of the Act. ☐ Yes ☑ No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $48,048,361.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,457,359 as of February 28, 2013.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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

The Company has three inactive subsidiaries, Wye Financial Services, LLC, Shore Pension Services, LLC, and Wye Mortgage, LLC, all of which were organized under Maryland law.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures.

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the two years ended December 31, 2012 is provided in Note 25 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Banking Products and Services

CNB is a Maryland commercial bank with trust powers that commenced operations in 1876. CNB was originally chartered as a national banking association but converted to its present charter effective January 1, 2010. Talbot Bank is a Maryland commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. Felton Bank was a Delaware commercial bank that commenced operations in 1908 and was acquired by the Company in April 2004 when it merged with Midstate Bancorp, Inc. The Banks operate 18 full service branches and 20 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Lending Activities

The Banks originate secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Banks’ general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

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

Employees

At February 28, 2013, we employed 328 persons, of which 299 were employed on a full-time basis.

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

To compete with other financial services providers, we rely principally upon local promotional activities, including advertisements in local newspapers, trade journals and other publications and on the radio, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers’ needs. In those instances in which we are unable to accommodate the needs of a customer, we will arrange for those services to be provided by other financial services providers with which we have a relationship. We additionally rely on referrals from satisfied customers.

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2012, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$188,333	37.64%
PNC Bank, NA	124,636	24.92
Chesapeake Bank and Trust Co.	61,978	12.39
Branch Banking & Trust	50,628	10.12
CNB	45,898	9.18
SunTrust Bank	28,747	5.75

Total	$500,220	100.00%

Source: FDIC DataBook

		% of
Queen Anne’s County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$353,778	41.21%
CNB	220,369	25.66
PNC Bank	62,411	7.27
Bank of America, NA	62,096	7.23
M&T	46,972	5.47
Bank Annapolis	45,107	5.25
Branch Banking & Trust	20,788	2.42
Capital One Bank	18,995	2.21
Peoples Bank	17,912	2.09
Sun Trust Bank	10,249	1.19

Total	$858,677	100.00%

Source: FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc	$154,176	40.03%
PNC Bank, NA	95,358	24.76
CNB	62,582	16.25
Branch Banking & Trust	27,965	7.26
M&T	27,419	7.12
Easton Bank & Trust	13,021	3.38
The Queenstown Bank of Maryland	4,610	1.20

Total	$385,131	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$599,548	50.19%
Bank of America, NA	129,080	10.81
PNC Bank	123,876	10.37
Easton Bank & Trust	119,710	10.02
The Queenstown Bank of MD	48,449	4.06
Branch Banking & Trust	44,848	3.75
SunTrust Bank	39,312	3.29
M&T	38,532	3.23
Provident State Bank, Inc	26,023	2.18
First Mariner Bank	16,168	1.35
Capital One Bank	8,956	0.75

Total	$1,194,502	100.00%

Source: FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$189,377	34.61%
Hebron Savings Bank	103,567	18.92
Provident State Bank, Inc	65,109	11.90
Branch Banking & Trust	59,571	10.88
M&T	35,468	6.48
The Talbot Bank of Easton, Maryland	35,164	6.42
Bank of America	29,799	5.44
SunTrust Bank	29,256	5.35

Total	$547,311	100.00%

Source: FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
M&T	$559,075	31.01%
PNC Bank Delaware	271,355	15.05
First NB of Wyoming	231,225	12.82
RBS Citizens NA	181,779	10.08
Wilmington Savings Fund Society	158,617	8.79
Wells Fargo	147,152	8.16
CNB	70,560	3.91
TD Bank National Assn	57,011	3.16
Artisans Bank	46,410	2.57
County Bank	38,807	2.15
Midcoast Community Bank	34,508	1.91
Fort Sill National Bank	7,122	0.39

Total	$1,803,621	100.00%

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

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary banks, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. This support may be required at times when the bank holding company may not have the resources to provide the support. Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the FRB believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the FRB could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because the Company is a bank holding company, it is viewed as a source of financial and managerial strength for any controlled depository institutions, like the Banks.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including the Company and the Banks. The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future the Company could be required to provide financial assistance to the Banks should they experience financial distress.

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

The Banks are also subject to a variety of other laws and regulations with respect to the operation of their businesses, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), the Right To Financial Privacy Act, the Flood Disaster Protection Act, the Homeowners Protection Act, the Servicemembers Civil Relief Act, the Real Estate Settlement Procedures Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

The Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans and the establishment of the Consumer Financial Protection Bureau (“CFPB”).

The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and its regulations and make any necessary changes to our product offerings and operations. These impacts may be material.

Capital Requirements

General

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions (and are authorized to take other discretionary actions) with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

As of December 31, 2012, the Banks were each deemed to be “well capitalized.” For more information regarding the capital condition of the Company, see Note 17 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

The Collins Amendment provisions of the Dodd-Frank Act

The Collins Amendment provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk Based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institutions as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk Based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 risk-based capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure.

Basel III — Capital, Liquidity and Stress Testing Requirements

The Basel Committee on Banking Supervision (“Basel”) has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III”. On June 7, 2012, the FRB issued a notice of proposed rulemaking that would implement elements of Sections 165 and 166 of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received. It is anticipated that the U.S. federal banking agencies will formalize the implementation of the Basel III framework applicable to domestic banks in the United States during 2013. As proposed, the new rules, when implemented and fully phased-in, will require U.S. bank holding companies to maintain higher levels of capital and liquidity than the minimums that currently apply under existing capital regulations.

Capital Requirements

The Basel III final capital framework, among other things, (i) formalizes a capital measure called “Tier 1 Common Equity” (“T1CE”), (ii) specifies that Tier 1 capital consist only of T1CE and certain “Additional Tier 1 capital” instruments meeting specified requirements, and (iii) defines T1CE narrowly by requiring that most adjustments to regulatory capital measures be made to T1CE and not to the other components of capital. Requirements to maintain higher levels of capital could adversely impact our return on equity. Management is evaluating the Company’s capital levels and ratios to prepare for compliance with the fully phased in Basel III capital requirements, if and when they become final.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework, however, requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. Current rules and proposals from the U.S. federal banking agencies do not specifically address the Basel III liquidity requirements.

Deposit Insurance

The Banks are members of the FDIC and pay an insurance premium on a quarterly basis. Deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”) and such insurance is backed by the full faith and credit of the United States Government. Under the Dodd-Frank Act, a permanent increase in deposit insurance to $250,000 was authorized. The coverage limit is per depositor, per insured depository institution, for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. Prior to the Dodd-Frank Act, an institution’s assessment base has historically been its domestic deposits, with some adjustments. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with $1.0 billion or more in assets at the end of a fiscal quarter must report their average consolidated total assets on a daily basis and report their average tangible equity on an end-of-month balance basis. Institutions with less than $1.0 billion in assets at the end of a fiscal quarter may opt to report average consolidated total assets and average tangible equity on a weekly and end-of-quarter basis, respectively.

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the DIF to an acceptable level. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011. The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements. The Banks’ three-year prepaid assessment was $5.4 million. The Banks expensed a total of $1.4 million in FDIC premiums during 2012. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2012, the FICO assessment was equal to 0.660 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for either of the Banks would have a material adverse effect on our earnings, operations and financial condition.

Bank Secrecy Act/Anti-Money Laundering

The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA.

The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, state-chartered banks are required to adopt a customer identification program as part of its BSA compliance program. State-chartered banks are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA.

In addition to complying with the BSA, the Banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z, as implemented by the Truth in Lending Act, that requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed three percent of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The FRB released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity”, a term that is defined to include banks like the Banks, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (i) July 21, 2012; or (ii) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the FRB. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012 and a final rule has not yet been published. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Banks do not, nor intend to, engage in proprietary trading or own equity interests in private equity and hedge funds restricted by the Dodd-Frank Act. However, the Banks intend to review the implications of the interagency rules on their investments once those rules are issued and will plan for any adjustments of their activities or their holdings so that they will be in compliance by the announced compliance date.

Federal Securities Laws

The shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002 and the rules of The NASDAQ Stock Market, LLC. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Company is generally required to comply with certain corporate governance requirements.

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

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Based on our concentration of commercial real estate and construction lending as of December 31, 2012, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating from concentrations in our commercial real estate portfolio.

Interest rates and other economic conditions will impact our results of operations.

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

The Banks may experience credit losses in excess of their allowances, which would adversely impact our financial condition and results of operations.

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

The market value of our investments might decline.

As of December 31, 2012, we had classified 98% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

We are required to record a non-cash charge to earnings when management determines that an investment security is other-than-temporarily impaired. In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2012, we had recorded goodwill of $12.5 million, representing approximately 10.9% of stockholders’ equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2012, our deferred tax assets were approximately $9.2 million.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition. See Note 1 to the Consolidated Financial Statements included in Item 9 of Part II of this annual report for further information.

We operate in a highly competitive market, and our inability to effectively compete in our markets could have an adverse impact on our financial condition and results of operations.

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

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the FRB; CNB is subject to supervision and periodic examination by the Maryland Commissioner and the FRB; and Talbot Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Company and the Banks are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that those institutions are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be implemented through agency rulemakings, but it will likely materially increase our regulatory expenses.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes the following provisions which affect the Company and/or the Banks:

•	It established the CFPB, which directly regulates and supervises the Banks for compliance with the CFPB’s regulations and policies. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.
•	It revised the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of the Banks less tangible equity capital.
•	It permanently increased deposit insurance coverage to $250,000.
•	It authorized the FRB to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Under the final rule issued by the FRB, there is a cap of $0.21 per transaction (with a maximum of $.24 per transaction permitted if certain requirements are met). Implementation of these caps went into effect on October 1, 2011.
•	It imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.
•	It requires a phased-in exclusion of trust preferred securities as a component of Tier 1 capital for certain bank holding companies.
•	Depository institution holding companies must now act as a “source of strength” for their depository institution subsidiaries (previously, this had been limited to regulatory policy).
•	Pursuant to the Dodd-Frank Act, the CFPB recently issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

Based on the text of the Dodd-Frank Act and the implementing regulations (both published and yet-to-be-published), it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact our business operations.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Moreover, the Banks will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies.

The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Banks with respect to their consumer product offerings and services may produce significant, material effects on our profitability. As of the date of this annual report, the CFPB has not examined the Banks.

Bank regulators and other regulations, including proposed Basel III capital standards, may require higher capital levels, impacting our ability to pay dividends or repurchase our stock.

In June 2012, the U.S. federal banking agencies issued three Notices of Proposed Rulemaking that would revise and replace the agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed rules would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios. The proposed rules were in a comment period through October 22, 2012 and are subject to further modification by the agencies, as the release of the final rules has been deferred indefinitely. If adopted, our ability to use our capital resources could be materially limited and/or we could be required to raise additional capital by issuing common stock. The issuance of additional shares of common stock may dilute existing stockholders.

Customer concern about deposit insurance may cause a decrease in deposits held at the Banks.

With increased concerns about bank failures over the past three years, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Banks in an effort to ensure that the amount they have on deposit with us is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Our funding sources may prove insufficient to replace deposits and support our future growth.

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

In addition, the FRB has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Although we are not subject to these rules, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules, in which case our non-interest income for future periods could be materially and adversely affected.

The loss of key personnel could disrupt our operations and result in reduced earnings.

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

Our lending activities subject us to the risk of environmental liabilities.

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

We may be subject to other claims.

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

We may be adversely affected by other recent legislation.

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

The Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform an annual assessment of their internal controls over financial reporting and to report on whether the system is effective as of the end of the Company’s fiscal year. Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to stockholder value by affecting the market value of the Company’s stock.

The USA Patriot Act requires certain financial institutions, such as the Banks, to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

We may not be able to keep pace with developments in technology in which case we may become less competitive and lose customers.

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

The shares of the Company’s common stock are not insured.

The shares of the Company’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The Company’s ability to pay dividends is limited.

The Company’s ability to pay dividends is subject to the requirements of Maryland corporate laws, federal and state banking laws, and the policies and actions of our regulators. Moreover, the Company’s ability to pay dividends to stockholders is largely dependent upon its earnings in future periods and upon the receipt of dividends from the Banks. Under corporate law, stockholders are entitled to dividends on their shares of common stock if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose. FRB guidance requires a bank holding company, like the Company, to consult with the FRB before paying dividends if the Company’s earnings do not exceed the aggregate amount of the proposed dividend. The FRB has the ability to prohibit a dividend in such a situation. Both federal and state laws impose restrictions on the ability of the Banks to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. Maryland banking law provides that a state-chartered bank may pay dividends out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Both the Company and Talbot Bank are currently prohibited from paying any dividends without the consent of the FRB or the FDIC and the Maryland Commissioner, respectively. Thus, even if the Company and/or Talbot Bank had cash sufficient under corporate and banking laws to lawfully pay dividends, the FRB and/or the FDIC and the Maryland Commissioner could deny a request to do so. Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

The shares of the Company’s common stock are not heavily traded.

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

The Company’s Articles of Incorporation and By-Laws and Maryland law may discourage a corporate takeover.

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

Maryland law also contains anti-takeover provisions that apply to the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights. The By-Laws exempt the Company’s capital securities from the Maryland Control Share Acquisition Act, but the Board has the authority to eliminate the exemption without stockholder approval.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market price of the Company’s common stock.

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

The Talbot Bank of Easton, Maryland
Branches

Main Office 18 East Dover Street Easton, Maryland 21601	Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601

St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671

Trappe Branch 29349 Maple Avenue, Suite 1 Trappe, Maryland 21673

ATMs

Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

CNB
Branches

Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619

Denton Branch 850 South 5th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666

Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620	Felton Branch 120 West Main Street Felton, Delaware 19943

Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963	Camden Branch 4580 South DuPont Highway Camden, Delaware 19934	Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601

The Avon-Dixon Agency, LLC

Headquarters 106 North Harrison Street Easton, Maryland 21601	Benefits Office 28969 Information Lane Easton, Maryland 21601	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance, LLC 106 North Harrison Street Easton, Maryland 21601	Mubell Finance, LLC 106 North Harrison Street Easton, Maryland 21601	Jack Martin & Associates, Inc. 135 Old Solomon’s Island Road Annapolis, Maryland 21401

Tri-State General Insurance Agencies and ESFS, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels, Tilghman and Trappe branches. CNB owns the real property on which all of its Maryland offices are located, except that it operates under a lease at the office of Wye Financial and Trust in Easton. CNB leases the real property on which all of its Delaware offices are located, except that it owns the real property on which the Camden Branch is located. The Insurance Subsidiaries do not own any real property, but operate under leases. For information about rent expense for all leased premises, see Note 4 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 28, 2013, the Company had approximately 1,563 holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2012 and 2011 are set forth in the table below.

	2012			2011
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$7.40	$4.91	$0.01	$11.11	$9.42	$0.06
Second Quarter	7.45	5.51	-	10.21	6.51	0.01
Third Quarter	6.33	4.98	-	7.06	3.95	0.01
Fourth Quarter	6.98	4.65	-	6.13	4.20	0.01
			$0.01			$0.09

On February 28, 2013, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $6.68 per share.

Stockholders received cash dividends totaling $85 thousand and $760 thousand in 2012 and 2011, respectively. Dividends paid per share exceeded earnings per share in both 2012 and 2011. In an effort to preserve the Company’s capital, the quarterly cash dividend on common stock was reduced from $0.06 to $0.01 per share, beginning with the dividend that was payable May 31, 2011. On May 3, 2012, the Company’s Board of Directors voted to suspend quarterly cash dividends until further notice. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. Further, our regulators have the ability to prohibit the payment of dividends even if dividends could otherwise be paid under applicable law if they determine that such payment would not be in our best interests. As noted above, the Company and Talbot Bank are currently prohibited from paying any dividends without the prior consent of their respective regulators. For more information regarding these dividend limitations, see Item 1A of Part I of this annual report under the heading, “The Company’s ability to pay dividends is limited”, which is incorporated herein by reference.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company

10 Commerce Drive

Cranford, New Jersey 07016

Investor Relations: 1-800-368-5948

E-mail for investor inquiries: info@rtco.com.

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2007 and reinvestment of dividends as of the end of the Company’s fiscal years. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Shore Bancshares, Inc.	100.00	112.36	70.50	52.33	25.86	27.11
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
SNL Small Cap Bank	100.00	84.06	59.08	72.17	68.94	80.30

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

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data for the five years ended December 31, 2012, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
RESULTS OF OPERATIONS:
Interest income	$45,901	$50,852	$55,461	$58,789	$61,474
Interest expense	10,562	11,088	12,822	17,411	21,555
Net interest income	35,339	39,764	42,639	41,378	39,919
Provision for credit losses	27,745	19,470	21,119	8,986	3,337
Net interest income after provision for credit losses	7,594	20,294	21,520	32,392	36,582
Noninterest income	15,758	17,318	18,041	19,541	20,350
Noninterest expense	39,555	39,167	41,720	40,248	38,370
(Loss) income before income taxes	(16,203)	(1,555)	(2,159)	11,685	18,562
Income tax (benefit) expense	(6,565)	(658)	(492)	4,412	7,092
Net (loss) income	(9,638)	(897)	(1,667)	7,273	11,470
Preferred stock dividends and discount accretion	-	-	-	1,876	-
Net (loss) income available to common shareholders	$(9,638)	$(897)	$(1,667)	$5,397	$11,470

PER COMMON SHARE DATA:
Net (loss) income – basic	$(1.14)	$(0.11)	$(0.20)	$0.64	$1.37
Net (loss) income – diluted	(1.14)	(0.11)	(0.20)	0.64	1.37
Dividends paid	0.01	0.09	0.24	0.64	0.64
Book value (at year end)	13.48	14.34	14.51	15.18	15.16
Tangible book value (at year end)[1]	11.56	12.37	12.32	12.64	12.55

FINANCIAL CONDITION (at year end):
Loans	$785,082	$841,050	$895,404	$916,557	$888,528
Assets	1,185,807	1,158,193	1,130,311	1,156,516	1,044,641
Deposits	1,049,273	1,009,919	979,516	990,937	845,371
Long-term debt	-	455	932	1,429	7,947
Stockholders’ equity	114,026	121,249	122,513	127,810	127,385

PERFORMANCE RATIOS (for the year):
Return on average total assets	(0.82)%	(0.08)%	(0.15)%	0.48%	1.13%
Return on average stockholders’ equity	(8.07)	(0.74)	(1.33)	4.00	9.22
Net interest margin	3.23	3.74	4.02	3.90	4.23
Efficiency ratio[2]	77.17	68.35	68.75	66.07	63.66
Dividend payout ratio	(0.88)	(81.82)	(120.00)	100.00	46.72
Average stockholders’ equity to average total assets	10.18	10.66	11.05	11.96	12.30

1Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

2Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income).  Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2012 to its financial condition at December 31, 2011 and the results of operations for the years ended December 31, 2012, 2011, and 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded a net loss of $9.6 million in 2012, compared to a net loss of $897 thousand for 2011 and a net loss of $1.7 million for 2010. The basic and diluted loss per common share was $1.14, $0.11 and $0.20 for 2012, 2011 and 2010, respectively.

When comparing 2012 to 2011, the principal factors for the difference in results were an $8.3 million increase in the provision for credit losses, a $4.4 million decline in net interest income and a $1.3 million loss incurred to terminate the ineffective portion of a cash flow hedge. During 2012, the slow economic recovery on the Delmarva Peninsula continued to negatively impact our loan portfolio performance and our overall financial performance. For 2011, the main contributors to the lower net loss when compared to 2010 were a $1.7 million decrease in goodwill and other intangible assets impairment charges and a $1.6 million decrease in the provision for credit losses, which were partially offset by a decline in net interest income of $2.9 million.

Return on average assets was (0.82)% for 2012, compared to (0.08)% for 2011 and (0.15)% for 2010. Return on average stockholders’ equity for 2012 was (8.07)%, compared to (0.74)% for 2011 and (1.33)% for 2010. Average assets were $1.172 billion for 2012, a 2.9% increase when compared to 2011. Average loans decreased 6.8% to $814.2 million while average earning assets increased 2.7% to $1.098 billion. Average deposits increased 3.7% to $1.029 billion while average stockholders’ equity decreased 1.8% to $119.4 million for 2012. Comparing 2011 to 2010, average assets increased less than 1.0%, average loans decreased 3.7%, and average earning assets remained relatively unchanged. Average deposits increased 1.2% while average stockholders’ equity decreased 3.3% for 2011.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices, collateral value or are provided by other third-party sources, when available.

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available. Accordingly, the allowance for credit losses is considered to be a critical accounting policy, along with goodwill and other intangible assets and fair value, as discussed below.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2012 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant component of our earnings. It is the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2012 was $35.5 million, an 11.2% decrease from 2011. The decrease was primarily due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. Tax-equivalent net interest income for 2011 decreased 6.8% from 2010 for the same reasons as the decline in net interest income for 2012.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.23% for 2012, compared to 3.74% for 2011, representing a decline of 51 basis points due to both the decrease in net interest income and increase in average earning assets. The net interest margin declined 28 basis points in 2011 when compared to 2010 primarily due to a decrease in net interest income. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.02% for 2012, 3.52% for 2011 and 3.76% for 2010.

In December 2012, the Company decided to partially exit the Promontory Insured Network Deposits Program (the “IND Program”) which it had participated in since 2009. The money market deposits associated with the program were $90 million at December 31, 2012 and are expected to decline by $50 million during the first quarter of 2013. Interest rate caps were used to hedge the interest rates on these deposits; therefore, a portion of the interest rate caps was terminated. By partially exiting the IND Program and terminating a portion of the interest rate caps, money market deposit account balances and related interest expense are expected to decline. The lower money market deposit account balances will reduce our excess liquidity and the lower related interest expense is expected to benefit the net interest margin going forward. The effects of these transactions are expected to impact the Company’s financial results beginning in the first quarter of 2013. See the discussion below relating to interest expense and Note 20 in the Notes to Consolidated Financial Statements for additional information.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2012, 2011, and 2010.

	2012			2011			2010
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning assets
Loans (2) (3)	$814,167	$42,808	5.26%	$873,155	$47,688	5.46%	$906,732	$52,118	5.75%
Investment securities:
Taxable	134,697	2,815	2.09	109,059	3,031	2.78	101,162	3,209	3.17
Tax-exempt	2,989	157	5.25	4,509	234	5.19	6,080	321	5.29
Federal funds sold	10,185	10	0.10	23,808	25	0.10	39,770	60	0.15
Interest-bearing deposits	135,813	274	0.20	58,927	93	0.16	14,520	18	0.12
Total earning assets	1,097,851	46,064	4.20%	1,069,458	51,071	4.78%	1,068,264	55,726	5.22%
Cash and due from banks	20,256			19,198			16,567
Other assets	68,813			67,695			65,774
Allowance for credit losses	(14,468)			(16,408)			(13,689)
Total assets	$1,172,452			$1,139,943			$1,136,916

Interest-bearing liabilities
Demand deposits	$160,741	294	0.18%	$145,533	300	0.21%	$130,297	315	0.24%
Money market and savings deposits (4)	279,126	3,279	1.17	265,910	2,654	1.00	258,650	1,970	0.76
Certificates of deposit, $100,000 or more	238,241	3,442	1.44	245,214	3,965	1.62	256,393	5,128	2.00
Other time deposits	204,644	3,486	1.70	205,154	4,076	1.99	214,121	5,268	2.46
Interest-bearing deposits	882,752	10,501	1.19	861,811	10,995	1.28	859,461	12,681	1.48
Short-term borrowings	14,976	45	0.30	15,319	56	0.37	16,348	83	0.51
Long-term debt	341	16	4.61	814	37	4.50	1,304	58	4.41
Total interest-bearing liabilities	898,069	10,562	1.18%	877,944	11,088	1.26%	877,113	12,822	1.46%

Noninterest-bearing deposits	146,057			130,260			120,871
Other liabilities	8,967			10,243			13,346
Stockholders’ equity	119,359			121,496			125,586
Total liabilities and stockholders’ equity	$1,172,452			$1,139,943			$1,136,916

Net interest spread		$35,502	3.02%		$39,983	3.52%		$42,904	3.76%
Net interest margin			3.23%			3.74%			4.02%

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $163 thousand in 2012, $219 thousand in 2011 and $265 thousand in 2010.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

(4) Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits from the Promontory Insured Network Deposits Program associated with them. This adjustment increased interest expense by $2.0 million for 2012, $1.3 million for 2011 and $429 thousand for 2010.

On a tax-equivalent basis, total interest income was $46.1 million for 2012, compared to $51.1 million for 2011 and $55.7 million for 2010. The decline in interest income for both 2012 and 2011 was primarily due to loan activity. During 2012 and 2011, average loans decreased $59.0 million and $33.6 million, respectively, and the yield earned on loans decreased 20 and 29 basis points, respectively. Excluding average nonaccrual loans, the yield on loans would have been 5.57%, 5.78% and 5.97% for 2012, 2011, and 2010, respectively. The changes in all other average earning assets included an increase in interest-bearing deposits with other banks of $76.9 million and an increase of four basis points in the related yield, which increased interest income $181 thousand. Beginning in 2011 and continuing in 2012, the investment of excess cash from customers’ deposits shifted from federal funds sold to interest-bearing deposits in other banks, primarily with the Federal Reserve Bank, to take advantage of higher yields on these deposits. While taxable investment securities increased $25.6 million, the related yield declined 69 basis points, which reduced interest income by $216 thousand. The yield on taxable investment securities decreased because the reinvestment rates on investment securities purchased during 2012 were lower than the yields on the investment securities that matured during the period. The remaining earning assets, federal funds sold and tax-exempt investment securities, declined $13.6 million and $1.5 million, respectively. The yield on tax-exempt securities increased six basis points while the yield on federal funds sold remained the same. The changes in the balances and yields of these earning assets reduced interest income a combined $92 thousand.

Similarly for 2011, average interest-bearing deposits and taxable investment securities increased $44.4 million and $7.9 million, respectively, and the yield on interest-bearing deposits increased four basis points while the yield on taxable securities decreased 39 basis points. The changes in the balances and yields of interest-bearing deposits increased interest income $75 thousand while the changes in taxable securities reduced interest income $178 thousand when compared to 2010. Federal funds sold and tax-exempt investment securities declined $16.0 million and $1.6 million, respectively, and the yields on these assets declined five and 10 basis points, respectively, which reduced interest income by a combined $122 thousand.

As a percentage of total average earning assets, loans, investment securities, federal funds sold and interest-bearing deposits were 74.2%, 12.5% , 0.9% and 12.4%, respectively, for 2012. The comparable percentages were 81.7%, 10.6%, 2.2%, and 5.5%, respectively, for 2011 and 84.9%, 10.0%, 3.7% and 1.4%, respectively, for 2010. When comparing 2012 to 2011, the overall decrease in yields on and average balances of earning assets both produced $2.5 million less in interest income, as seen in the Rate/Volume Variance Analysis below. In 2011, the overall decrease in yields on earning assets produced $3.0 million less in interest income and the decrease in average balances of earning assets produced $1.7 million less in interest income.

Interest expense was $10.6 million for 2012, compared to $11.1 million for 2011 and $12.8 million for 2010. The decline in interest expense for both 2012 and 2011 was primarily due to lower expense on time deposits partially offset by higher expense on money market and savings accounts. Interest expense on time deposits (certificates of deposit of $100,000 or more and other time deposits) declined $1.1 million when compared to 2011 due to a decrease of $7.5 million in average time deposits and a decrease of 23 basis points on rates paid on these deposits. The decrease in average time deposits reflected a decrease in the Company’s liquidity needs and the lower rates reflected current market conditions.

During 2012, average interest-bearing demand deposits and money market and savings deposits increased $28.4 million, offsetting the decline in average time deposits. The rates paid on average interest-bearing demand deposits decreased three basis points but the rates paid on money market and savings deposits increased 17 basis points. The changes in average balances and rates paid on these deposits increased interest expense by $619 thousand when compared to 2011. Interest expense for money market deposits included $727 thousand more in 2012 than in 2011 related to interest rate caps and the hedged deposits associated with them. During 2009, the Company bought the interest rate caps to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts related to our participation in the IND Program. In December 2012, the Company decided to partially exit the IND Program as a way of decreasing its excess liquidity and expects that these deposits, which were $90 million at December 31, 2012, will be reduced by $50 million during the first quarter of 2013. As such, a portion of the interest rate caps used to hedge the interest rates on these deposits was terminated. Because the interest rate caps qualified for hedge accounting, a $1.3 million loss on the termination of the ineffective portion of the cash flow hedge was recognized at the end of 2012. By partially exiting the IND Program and terminating a portion of the interest rate caps, the hedged money market deposit account balances associated with the interest rate caps and related interest expense are expected to decline. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $1.5 million, which is $900 thousand less than if a portion of the cash flow hedge had not been terminated. The lower money market deposit account balances will reduce our excess liquidity and the lower related interest expense is expected to benefit the net interest margin going forward. The effects of these transactions are expected to impact the Company’s financial results beginning in the first quarter of 2013. See Note 20 to the Consolidated Financial Statements for additional discussion regarding the effect of the interest rate caps on interest expense.

For 2011, average time deposits decreased $20.1 million and rates paid decreased 42 basis points, which lowered interest expense by $2.4 million when compared to 2010. Average interest-bearing demand deposits and money market and savings deposits increased $22.5 million and the rates paid on these deposits increased 13 basis points, which increased interest expense by $669 thousand when compared to 2010. Interest expense included $882 thousand more in 2011 than in 2010 related to the interest rate caps.

During 2012, lower rates on interest-bearing liabilities produced $562 thousand less in interest expense and increased volume produced $36 thousand more in interest expense, as shown in the table below. In 2011, lower rates produced $1.4 million less in interest expense and decreased volume produced $372 thousand less in interest expense.

The following Rate/Volume Variance Analysis identifies the portion of the changes in tax-equivalent net interest income attributable to changes in volume of average balances or to changes in the yield on earning assets and rates paid on interest-bearing liabilities.

	2012 over (under) 2011			2011 over (under) 2010
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$(4,880)	$(1,715)	$(3,165)	$(4,430)	$(2,554)	$(1,876)
Taxable investment securities	(216)	(843)	627	(178)	(415)	237
Tax-exempt investment securities	(77)	3	(80)	(87)	(6)	(81)
Federal funds sold	(15)	-	(15)	(35)	(16)	(19)
Interest-bearing deposits	181	30	151	75	8	67
Total interest income	(5,007)	(2,525)	(2,482)	(4,655)	(2,983)	(1,672)

Interest expense on deposits
and borrowed funds:
Interest-bearing demand deposits	(6)	(41)	35	(15)	(46)	31
Money market and savings deposits	625	484	141	684	628	56
Time deposits	(1,113)	(996)	(117)	(2,355)	(1,923)	(432)
Short-term borrowings	(11)	(10)	(1)	(27)	(22)	(5)
Long-term debt	(21)	1	(22)	(21)	1	(22)
Total interest expense	(526)	(562)	36	(1,734)	(1,362)	(372)
Net interest income	$(4,481)	$(1,963)	$(2,518)	$(2,921)	$1,621	$(1,300)

The rate and volume variance for each category has been allocated on a consistent basis between rate and volume variances, based on a percentage of rate, or volume, variance to the sum of the absolute two variances.

Noninterest Income

Noninterest income decreased $1.6 million, or 9.0%, in 2012 when compared to 2011. This compared to a decrease of $723 thousand, or 4.0%, in 2011 when compared to 2010. The decrease in noninterest income in 2012 when compared to 2011 was mainly due to a $1.3 million loss on the termination of a cash flow hedge which is discussed above under the caption “Net Interest Income and Net Interest Margin”. The decline in noninterest income for 2012 also included decreases in gains on sales of investment securities ($285 thousand) and service charges on deposit accounts ($294 thousand), partially offset by an increase in insurance agency commissions ($456 thousand).

The decrease in noninterest income in 2011 when compared to 2010 was mainly due to declines in insurance agency commissions of $755 thousand, service charges on deposit accounts of $412 thousand and other noninterest income of $179 thousand. The decline in insurance agency commissions reflected the ongoing soft market in the insurance industry and the decline in service charges on deposit accounts reflected a decrease in customer use of overdraft protection programs. The primary reason for the lower amount in other noninterest income was a $224 thousand gain relating to the surrender of directors’ life insurance policies in 2010. In 2011, the decreases in noninterest income were partially offset by $563 thousand in gains on sales of investment securities.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2012/11		2011/10
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$2,551	$2,845	$3,257	$(294)	(10.3)%	$(412)	(12.6)%
Trust and investment fee income	1,644	1,563	1,503	81	5.2	60	4.0
Gains on sales of investment securities	278	563	-	(285)	(50.6)	563	-
Insurance agency commissions income	9,814	9,358	10,113	456	4.9	(755)	(7.5)
Loss on termination of cash flow hedge	(1,339)	-	-	(1,339)	-	-	-
Other noninterest income	2,810	2,989	3,168	(179)	(6.0)	(179)	(5.7)
Total	$15,758	$17,318	$18,041	$(1,560)	(9.0)	$(723)	(4.0)

Noninterest Expense

Total noninterest expense increased $388 thousand, or 1.0%, in 2012, compared to a decrease of $2.6 million, or 6.1%, in 2011. The increase was primarily due to higher salaries and wages ($593 thousand), write-downs of other real estate owned ($277 thousand) and other noninterest expenses ($632 thousand) which was largely offset by a $1.3 million decline in goodwill impairment. Salaries and wages included amounts relating to the hiring of a new executive vice president at The Talbot Bank of Easton, Maryland during the second quarter of last year as part of that bank’s succession plan, and a new lender at CNB for the Delaware region during the third quarter of last year. Other noninterest expenses included higher amounts relating to collection expense for loans ($286 thousand) and provision for off balance sheet credit losses ($216 thousand).

A significant portion of the decrease in noninterest expense in 2011 when compared to 2010 was due to $1.7 million less in goodwill and other intangible assets impairment charges. As a result of the 2011 annual assessment for goodwill and other intangible assets impairment, it was determined that goodwill and other intangible assets were impaired primarily in our retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand. See Note 6 to the Consolidated Financial Statements for further information regarding goodwill and other intangible assets. When comparing 2011 to 2010, in addition to the large decrease in impairment charges, salaries and wages declined $652 thousand due to cost containment measures, FDIC insurance premium expense declined $536 thousand due to regulatory changes in the calculation of the premium, and insurance agency commissions expense declined $302 thousand. These decreases in expenses were somewhat offset by higher expenses related to write-downs of other real estate owned and higher data processing charges related to the merger of The Felton Bank into CNB during the first quarter of 2011.

We had 312 full-time equivalent employees at December 31, 2012, compared to 319 and 321 at December 31, 2011 and 2010, respectively.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2012/11		2011/10
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Salaries and wages	$17,418	$16,825	$17,477	$593	3.5%	$(652)	(3.7)%
Employee benefits	3,994	3,840	3,829	154	4.0	11	0.3
Occupancy expense	2,559	2,312	2,328	247	10.7	(16)	(0.7)
Furniture and equipment expense	963	1,059	1,200	(96)	(9.1)	(141)	(11.8)
Data processing	2,717	2,852	2,607	(135)	(4.7)	245	9.4
Directors’ fees	474	500	412	(26)	(5.2)	88	21.4
Goodwill and other intangible assets impairment	-	1,344	3,051	(1,344)	(100.0)	(1,707)	(55.9)
Amortization of intangible assets	392	512	515	(120)	(23.4)	(3)	(0.6)
Insurance agency commissions expense	1,391	1,267	1,569	124	9.8	(302)	(19.2)
FDIC insurance premium expense	1,380	1,298	1,834	82	6.3	(536)	(29.2)
Write-downs of other real estate owned	1,328	1,051	657	277	26.4	394	60.0
Other noninterest expense	6,939	6,307	6,241	632	10.0	66	1.1
Total	$39,555	$39,167	$41,720	$388	1.0	$(2,553)	(6.1)

Income Taxes

The Company reported an income tax benefit of $6.6 million for 2012, compared to an income tax benefit of $658 thousand for 2011 and an income tax benefit of $492 thousand for 2010. The effective tax rate was a 40.5% benefit for 2012, a 42.3% benefit for 2011 and a 22.8% benefit for 2010. The lower tax rate for 2010 when compared to 2011 and 2012 reflected that $1.5 million of the goodwill impairment charge recorded in 2010 was not tax deductible.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition.

Assets

Total assets increased 2.4% from $1.158 billion at December 31, 2011 to $1.186 billion at December 31, 2012. Total assets increased 2.5% from the end of 2010 to the end of 2011. Average total assets were $1.172 billion, $1.140 billion and $1.137 billion for 2012, 2011 and 2010, respectively. The loan portfolio is the primary source of our income, and it represented 74.2%, 81.7% and 84.9% of average earning assets for 2012, 2011 and 2010, respectively.

Funding for loans is provided primarily by core deposits. Additional funding is obtained through short-term and long-term borrowings. Average total deposits increased 3.7% to $1.029 billion at December 31, 2012, compared to a 1.2% increase for 2011. Deposits provided funding for approximately 93.7%, 92.8% and 91.8% of average earning assets for 2012, 2011 and 2010, respectively.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2012	2011	2010	2009	2008
Loans	74.2%	81.7%	84.9%	85.5%	87.8%
Investment securities	12.5	10.6	10.0	8.6	10.1
Federal funds sold	0.9	2.2	3.7	5.6	1.7
Interest-bearing deposits with other banks	12.4	5.5	1.4	0.3	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks and federal funds sold increased $68.8 million from $104.8 million at December 31, 2011 to $173.6 million at December 31, 2012. Average interest-bearing deposits with other banks and federal funds sold increased $63.3 million to $146.0 million for the year ended December 31, 2012. Total interest-bearing deposits with other banks and federal funds sold increased $46.5 million from the end of 2010 to the end of 2011. Average interest-bearing deposits with other banks and federal funds sold increased $28.4 million in 2011. Beginning in 2010 and continuing through 2012, the investment of excess cash from customers’ deposits shifted from federal funds sold to interest-bearing deposits in other banks to take advantage of higher yields on these deposits. Average federal funds sold decreased $13.6 million and $16.0 million in 2012 and 2011, respectively, while average interest-bearing deposits increased $76.9 million and $44.4 million in 2012 and 2011, respectively.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2012, 98% of the portfolio was classified as available for sale and 2% as held to maturity, compared to 95% and 5%, respectively, at December 31, 2011 and 94% and 6%, respectively, at December 31, 2010. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale.

Investment securities available for sale were $145.5 million at the end of 2012 and $129.8 million at the end of 2011. Investment securities available for sale increased $15.7 million, or 12.1%, for 2012, and $30.7 million, or 31.0%, for 2011. Investment activity for 2012 included sales of $6.0 million in mortgage-backed securities which generated a gain of $278 thousand. Activity for 2011 included sales of U.S. Government agencies and mortgage-backed securities of $12.7 million and $7.5 million, respectively, which generated gains of $314 thousand and $249 thousand, respectively. At year-end 2012, 24.8% of the securities in the portfolio were U.S. Government agencies and 74.8% of the securities were mortgage-backed securities, compared to 32.5% and 67.1%, respectively, at year-end 2011, reflecting a continued shift in the composition of the portfolio to higher-yielding mortgage-backed securities which began in 2011. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity, consisting primarily of tax-exempt municipal bonds, totaled $2.7 million at December 31, 2012, compared to $6.5 million at December 31, 2011 and $6.7 million at December 31, 2010. The balance continues to decline because there were only maturities and no purchases of investment securities held to maturity during 2012 and 2011. We do not typically invest in structured notes or other derivative securities.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2012.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$2,003	0.71%	$22,133	0.62%	$1,396	2.65%	$10,575	4.41%
Mortgage-backed securities	49	4.17	83	4.48	3,047	3.00	105,601	2.07
Total available for sale	$2,052	0.79	$22,216	0.64	$4,443	2.89	$116,176	2.27

Held to maturity:
Obligations of states and political subdivisions[1]	$145	6.52%	$1,001	4.36%	$1,007	4.67%	$504	5.38%

1Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.0%.

Loans

At the end of 2012, loans declined when compared to the prior year because fewer high-quality loan opportunities and the level of loan charge-offs continued to deter overall loan growth. Loans totaled $785.1 million at December 31, 2012, a decrease of $56.0 million, or 6.7%, from 2011. Loans included deferred costs net of deferred fees of $286 thousand at year-end 2012 and $188 thousand at year-end 2011. Most of our loans are secured by real estate. Real estate loans are classified as construction, residential or commercial real estate loans. Total real estate loans decreased $45.9 million, or 6.1%, from year-end 2011 to year-end 2012. The decrease in real estate loans was mainly due to declines in residential real estate loans of $33.6 million, or 10.4%, and construction loans of $11.8 million, or 9.9%. Commercial real estate loans declined slightly from the end of 2011. Commercial loans, which include financial and agricultural loans, decreased $8.7 million, or 12.5%, and consumer loans, a small percentage of the overall loan portfolio, decreased $1.3 million, or 9.2%, from the end of 2011 to the end of 2012. At December 31, 2012, 64.7% of the loan portfolio had fixed interest rates and 35.3% had adjustable interest rates. Loans decreased $54.4 million, or 6.1%, in 2011 when compared to 2010. At the end of 2011, real estate loans decreased $39.5 million, or 5.0%, commercial loans decreased $13.3 million, or 16.1%, and consumer loans decreased $1.6 million or, 9.6%, when compared to the end of 2010. See the discussion below under the caption “Provision for Credit Losses and Risk Management” and Note 3, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2012 and 2011, there were no loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Construction	$108,051	$119,883	$143,952	$161,437	$179,847
Residential real estate	288,011	321,604	333,738	327,873	289,510
Commercial real estate	314,941	315,439	318,726	315,930	304,396
Commercial	60,786	69,485	82,787	91,783	91,644
Consumer	13,293	14,639	16,201	19,534	23,131
Total	$785,082	$841,050	$895,404	$916,557	$888,528

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2012.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Construction	$54,426	$50,774	$2,851	$108,051
Residential real estate	86,400	94,809	106,802	288,011
Commercial real estate	85,837	193,716	35,388	314,941
Commercial	29,476	20,549	10,761	60,786
Consumer	6,510	5,743	1,040	13,293
Total	$262,649	$365,591	$156,842	$785,082
Rate terms:
Fixed-interest rate loans	$149,948	$318,594	$39,421	$507,963
Adjustable-interest rate loans	112,701	46,997	117,421	277,119
Total	$262,649	$365,591	$156,842	$785,082

Deposits

We use core deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $1.010 billion at December 31, 2011 to $1.049 billion at December 31, 2012. The increase in noninterest-bearing demand ($20.2 million), interest-bearing demand ($25.8 million), and money market and savings deposits ($9.4 million) more than offset the decrease in time deposits ($16.1 million), primarily in certificates of deposit of $100,000 or more ($18.7 million), net of an increase in other time deposits ($2.6 million). Average deposits increased $36.7 million, or 3.7%, in 2012, compared to a 1.2% increase in 2011. Average noninterest-bearing deposits increased $15.8 million, or 12.1%, which reflected continuing growth from our customer base. Average interest-bearing demand deposits, and money market and savings deposits increased in aggregate $28.4 million, or 6.9%. Partially offsetting these increases, average time deposits decreased $7.5 million, or 1.7%, during 2012 mainly due to a reduction in the Company’s liquidity needs, a shift in customer investment needs and a decline in deposits of a large municipal customer. As previously mentioned, in December 2012, the Company decided to partially exit the IND Program and expects that the money market deposit accounts associated with the program will decline by approximately $50 million during the first quarter of 2013 and reduce excess liquidity.

Similar to 2012, average deposit growth for 2011 was primarily in noninterest-bearing deposits, interest-bearing demand deposits, and money market and savings deposits which increased in aggregate $31.9 million, or 6.3%. Average time deposits decreased $20.1 million, or 4.3%, during 2011 mainly due to a reduction in the Company’s liquidity needs and because the deposits of some of the local government municipalities decreased due to reduced tax revenues.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2012		2011		2010
Noninterest-bearing demand	$146,057	14.2%	$130,260	13.1%	$120,871	12.3%
Interest-bearing deposits
Demand	160,741	15.6	145,533	14.7	130,297	13.3
Money market and savings	279,126	27.1	265,910	26.8	258,650	26.4
Certificates of deposit, $100,000 or more	238,241	23.2	245,214	24.7	256,393	26.2
Other time deposits	204,644	19.9	205,154	20.7	214,121	21.8
Total	$1,028,809	100.0%	$992,071	100.0%	$980,332	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2012.

(Dollars in thousands)
Three months or less	$60,843
Over three through 12 months	73,107
Over 12 months	91,308
Total	$225,258

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2012 and 2011, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $343 thousand, or 2.2%, in 2012, while the average balance decreased $1.0 million, or 6.3%, in 2011. The need for short-term borrowings declined due to increases in average deposits and fewer funding requirements for loans during 2012 and 2011.

The following table sets forth our position with respect to short-term borrowings.

	2012		2011		2010
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$14,976	0.30%	$15,319	0.37%	$16,348	0.51%
Outstanding at year end	13,761	0.26	17,817	0.34	16,041	0.35
Maximum outstanding at any month end	18,879	-	18,251	-	18,447	-

Long-Term Debt

We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where liquidity from deposit growth is not sufficient. Average long-term debt declined $473 thousand during 2012 and $490 thousand during 2011 because deposit growth was sufficient to meet funding needs. Long-term debt at the end of 2012 and 2011 was $0 and $455 thousand, respectively. Long-term debt was related to the acquisition of TSGIA and the final payment was made on October 1, 2012.

Capital Management

Total stockholders’ equity for the Company was $114.0 million at December 31, 2012, 6.0% lower than in the previous year. The decrease in stockholders’ equity in 2012 was primarily due to the $9.6 million loss recorded. Stockholders’ equity at December 31, 2011 decreased 1.0% from December 31, 2010. The decrease in stockholders’ equity in 2011 was primarily due to the $897 thousand loss recorded and $760 thousand in dividends paid on shares of the common stock of the Company.

In 2012, the Board of Directors of the Company voted to suspend quarterly cash dividends on common stock until further notice. In 2011, the Company reduced the quarterly cash dividend to $0.01 from $0.06 per share which was reduced in 2010 from $0.16 per share. The reduction in dividends was intended primarily to mitigate declines in stockholders’ equity and capital ratios. Even though stockholders’ equity has decreased, the Company and the Banks continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies, as seen in the table below. At year-end 2012, the Company remained well in excess of regulatory requirements for well-capitalized institutions. Being well capitalized should enable us to continue funding the costs to resolve our problem loans.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2012, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $1.9 million, compared to net unrealized holding gains, net of tax, of $1.4 million at December 31, 2011 and net unrealized holding gains, net of tax, of $970 thousand at December 31, 2010. There were $1.2 million, $3.1 million and $2.8 million in net unrealized holding losses on cash flow hedging activities at the end of 2012, 2011 and 2010, respectively.

On January 9, 2009, as a requirement of its participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) of the United States Department of the Treasury (the “Treasury”), the Company issued a common stock purchase warrant covering 172,970 shares of common stock (the “Warrant”) to the Treasury. On November 16, 2011, the Company paid $25,000 to repurchase the Warrant from the Treasury. The repurchase price was based on the fair market value of the Warrant as agreed on by the Company and the Treasury. With the repurchase of the Warrant, the Company concluded its participation in the TARP CPP.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31.

(Dollars in thousands)	2012	2011	2010	Minimum Regulatory Requirements
Tier 1 capital	$97,049	$106,276	$105,808
Tier 2 capital	10,159	10,641	11,249
Total risk-based capital	107,208	116,917	117,057
Net risk-weighted assets	805,108	846,936	895,581
Adjusted average total assets	1,166,865	1,143,990	1,109,999
Risk-based capital ratios:
Tier 1	12.05%	12.55%	11.81%	4.0%
Total capital	13.32	13.80	13.07	8.0
Tier 1 leverage ratio	8.32	9.29	9.53	4.0

See Note 17 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

Provision for Credit Losses and Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the terms of the loans, the quality of the collateral for the loans, if any, as well as general economic conditions. The Company’s Board of Directors demands accountability of management, keeping the interests of stockholders in focus. Through the Company’s and Banks’ Asset/Liability Management Committees and the Company’s Audit Committee, the Board actively reviews critical risk positions, including credit, market, liquidity and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function. The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

Credit risk is mitigated through loan portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio. Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans (nonaccrual, delinquent 90 days or more and troubled debt restructurings) and loan charge-offs and describes the methodologies used to develop the allowance for credit losses, including the specific, formula and nonspecific components (also discussed below). Management believes the policies governing nonperforming loans and charge-offs are consistent with regulatory standards. The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

The allowance is increased by provisions for credit losses charged to expense and recoveries of loans previously charged-off. It is decreased by loans charged-off in the current period. Loans, or portions thereof, are charged off when considered uncollectible by management. Provisions for credit losses are made to bring the allowance for credit losses within the range of balances that are considered appropriate based on the results of the allowance methodology and to reflect losses within the loan portfolio as of the balance sheet date.

The adequacy of the allowance for credit losses is determined based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as loan delinquency trends, nonaccrual loans and current market conditions. Management believes the current allowance is adequate to provide for probable losses inherent in our loan portfolio; however, future changes in the composition of the loan portfolio and financial condition of borrowers may result in additions to the allowance. Examination of the portfolio and allowance by various regulatory agencies and consultants engaged by the Company may result in the need for additional provisions based on information available at the time of the examination. Each of the Banks maintains a separate allowance for credit losses, which is only available to absorb losses from their respective loan portfolios. The allowance set by each of the Banks is subject to regulatory examination and determination as to its adequacy.

The allowance for credit losses is comprised of three parts: (i) the specific allowance; (ii) the formula allowance; and (iii) the nonspecific allowance. The specific allowance is established against impaired loans until charge offs are made. Loans are considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings) when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Loans that are identified as special mention, substandard and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.

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

The slow economic recovery on the Delmarva Peninsula materially impacted our performance in 2012. Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry and slow improvement in general economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. Factors impeding our loan performance and overall financial performance include our levels of loan charge-offs and provisions for credit losses.

As seen in the table below, the allowance for credit losses was $16.0 million, or 1.96% of average outstanding loans at December 31, 2012, compared to an allowance of $14.3 million, or 1.64% of average outstanding loans at December 31, 2011. At December 31, 2010, the allowance for credit losses was $14.2 million, or 1.57% of average outstanding loans. The ratio of net charge-offs to average loans was 3.20% in 2012, 2.22% in 2011 and 1.96% in 2010.

The provision for credit losses was $27.7 million for 2012, compared to $19.5 million and $21.1 million for 2011 and 2010, respectively. The level of provision for credit losses was primarily in response to loan charge-offs. Net loan charge-offs totaled $26.0 million in 2012, $19.4 million in 2011 and $17.8 million in 2010. Real estate loans were 77%, 83% and 77% of total loans charged off during 2012, 2011 and 2010, respectively.

Although credit quality has been negatively impacted by weak economic conditions, we continue to observe strong underwriting guidelines. However, when problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans. Management expects to continue charging off nonperforming assets as rapidly as possible, to enable the Company to improve its overall credit quality and permanently reduce problem loans. In appropriate cases, management also works with borrowers in an effort to reach mutually acceptable resolutions.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2012	2011	2010	2009	2008

Balance, beginning of year	$14,288	$14,227	$10,876	$9,320	$7,551

Loans charged off
Construction	(7,826)	(4,236)	(7,910)	(674)	(536)
Residential real estate	(9,838)	(7,693)	(5,818)	(2,621)	(316)
Commercial real estate	(2,954)	(5,037)	(492)	(1,695)	(238)
Commercial	(5,451)	(3,388)	(3,710)	(2,304)	(447)
Consumer	(576)	(202)	(589)	(417)	(276)
Total	(26,645)	(20,556)	(18,519)	(7,711)	(1,813)
Recoveries
Construction	6	49	14	2	-
Residential real estate	102	120	215	70	19
Commercial real estate	166	361	108	6	-
Commercial	304	549	214	66	136
Consumer	25	68	200	137	90
Total	603	1,147	751	281	245

Net loans charged off	(26,042)	(19,409)	(17,768)	(7,430)	(1,568)
Provision for credit losses	27,745	19,470	21,119	8,986	3,337
Balance, end of year	$15,991	$14,288	$14,227	$10,876	$9,320

Average loans outstanding	$814,167	$873,155	$906,732	$913,631	$837,739

Percentage of net charge-offs to average loans outstanding during the year	3.20%	2.22%	1.96%	0.81%	0.19%
Percentage of allowance for credit losses at year end to average loans	1.96%	1.64%	1.57%	1.19%	1.11%

During 2012, there was no significant change in the processes or assumptions affecting the allowance methodology. Included in the balance of the allowance for credit losses were specific reserves of $2.2 million, $1.5 million and $203 thousand for real estate loans at the end of 2012, 2011 and 2010, respectively. As seen in the table below, the unallocated portion of the allowance for credit losses was a fairly small amount of the total allowance at the end of 2012 ($187 thousand), 2011 ($22 thousand) and 2010 ($343 thousand). As stated previously, most of our loans are secured by real estate with the portfolio comprised of 13.8% construction, 36.7% residential real estate and 40.1% commercial real estate at December 31, 2012. That compares to 14.3%, 38.2% and 37.5%, respectively, at December 31, 2011 and 16.1%, 37.3% and 35.6%, respectively, at December 31, 2010.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$4,387	13.8%	$3,745	14.3%	$3,327	16.1%	$2,630	17.6%	$2,749	20.2%
Residential real estate	5,194	36.7	5,014	38.2	4,833	37.3	1,528	35.8	644	32.6
Commercial real estate	4,134	40.1	3,415	37.5	3,665	35.6	3,947	34.5	3,357	34.3
Commercial	1,682	7.7	1,498	8.3	1,422	9.2	2,132	10.0	2,073	10.3
Consumer	407	1.7	594	1.7	637	1.8	515	2.1	281	2.6
Unallocated	187	-	22	-	343	-	124	-	216	-
Total	$15,991	100.0%	$14,288	100.0%	$14,227	100.0%	$10,876	100.0%	$9,320	100.0%

Nonperforming assets were $96.9 million, $88.7 million and $69.6 million at December 31, 2012, 2011 and 2010, respectively. For 2012, total nonperforming assets increased $8.3 million, primarily due to a $27.1 million increase in accruing troubled debt restructurings net of an $18.8 million decrease in the other components of nonperforming assets. The change in the components of nonperforming assets reflected our continued effort to either develop concessionary workouts relating to problem loans or remove problem loans from our portfolio. See Note 19 to the Consolidated Financial Statements for further information about the changes in the balances of nonaccrual loans and accruing troubled debt restructurings. For 2011, total nonperforming assets increased $19.1 million, primarily due to $15.2 million and $5.7 million in higher amounts of nonaccrual loans and other real estate owned, respectively, which was partially offset by a $2.0 million decline in loans 90 days or more past due and still accruing. Accruing troubled debt restructurings increased $251 thousand from the end of 2010 to the end of 2011.

The following table summarizes our nonperforming and past due assets as of December 31.

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonperforming assets
Nonaccrual loans
Construction	$9,694	$15,555	$17,261	$7,163	$5,277
Residential real estate	11,532	20,106	9,969	4,246	1,015
Commercial real estate	14,567	14,012	5,133	2,828	1,682
Commercial	594	1,669	3,845	2,028	137
Consumer	87	28	30	37	4
Total nonaccrual loans	36,474	51,370	36,238	16,302	8,115

Loans 90 days or more past due and still accruing
Construction	-	325	-	5,096	64
Residential real estate	290	2,331	3,454	2,274	583
Commercial real estate	165	-	986	-	726
Commercial	-	66	174	-	3
Consumer	5	1	88	55	5
Total loans 90 days or more past due and still accruing	460	2,723	4,702	7,425	1,381

Accruing troubled debt restructurings
Construction	27,335	11,781	10,914	-	237
Residential real estate	7,017	3,792	5,367	1,722	-
Commercial real estate	17,880	9,566	8,147	-	-
Commercial	121	69	529	-	-
Consumer	-	-	-	-	-
Total accruing troubled debt restructurings	52,353	25,208	24,957	1,722	237
Total nonperforming loans	89,287	79,301	65,897	25,449	9,733
Other real estate and other assets owned	7,659	9,385	3,702	2,572	148
Total nonperforming assets	$96,946	$88,686	$69,599	$28,021	$9,881

Nonaccrual loans to total loans	4.65%	6.11%	4.05%	1.78%	0.91%
Nonaccrual loans to total assets	3.08%	4.44%	3.21%	1.41%	0.78%
Nonperforming assets to total loans and other real estate and other assets owned	12.23%	10.43%	7.74%	3.05%	1.11%
Nonperforming assets to total assets	8.18%	7.66%	6.16%	2.42%	0.95%

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

Because we are not exposed to market risk from trading activities and do not use off-balance sheet management strategies, the Asset/Liability Management Committees of the Company and Banks rely on “gap” analysis as a tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. At December 31, 2012, as shown in the table below, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $104.2 million, or 8.8% of total assets. The negative gap position within the one-year interval at December 31, 2011 totaled $34.5 million, or 3.0% of total assets. The $69.7 million increase in the one-year negative gap for 2012 when compared to 2011 was primarily due to fewer loans ($100.4 million) partially offset by more interest-bearing deposits with other banks ($65.1 million), and more interest-bearing demand and money market and savings deposits ($35.3 million). Management expects that the negative gap position within the one-year interval will decline in 2013 due to partially exiting the IND Program which will reduce money market deposits associated with the program approximately $50 million. The negative gap position within the one-year interval at December 31, 2010, totaled $37.0 million, or 3.3% of total assets, similar to the negative gap position at the end of 2011.

The following table summarizes our interest sensitivity at December 31, 2012. Loans, federal funds sold, time deposits and short-term borrowings are classified based on contractual maturities if fixed rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2012	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$336,546	$89,722	$200,878	$116,272	$41,664	$(15,991)	$769,091
Investment securities	9,501	11,720	37,432	57,918	30,973	621	148,165
Federal funds sold	8,750	-	-	-	-	-	8,750
Interest-bearing deposits with other banks	164,864	-	-	-	-	-	164,864
Other assets	-	-	-	-	-	94,937	94,937
Total assets	519,661	101,442	238,310	174,190	72,637	79,567	1,185,807

LIABILITIES
Noninterest-bearing demand deposits	-	-	-	-	-	153,992	153,992
Interest-bearing demand deposits	187,843	-	-	-	-	-	187,843
Money market and savings deposits	278,653	-	-	-	-	-	278,653
Certificates of deposit, $100,000 or more	60,843	73,107	55,475	35,833	-	-	225,258
Other time deposits	31,736	79,318	53,472	39,001	-	-	203,527
Short-term borrowings	13,761	-	-	-	-	-	13,761
Long-term debt	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	8,747	8,747
STOCKHOLDERS’ EQUITY	-	-	-	-	-	114,026	114,026
Total Liabilities and Stockholders’ Equity	572,836	152,425	108,947	74,834	-	276,765	1,185,807
Excess (deficit)	$(53,175)	$(50,983)	$129,363	$99,356	$72,637	$(197,198)	$-
Cumulative excess (deficit)	$(53,175)	$(104,158)	$25,205	$124,561	$197,198	$-	$-
Cumulative excess (deficit) as percent of total assets	(4.5)%	(8.8)%	2.1%	10.5%	16.6%	-%	-%

In addition to gap analysis, the Banks use simulation models to quantify the effect a hypothetical immediate plus or minus 100, 200 and 300 basis point change in rates would have on their net interest income and the fair value of capital. The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates. The chart below summarizes the forecasted results provided by the simulation model for net interest income and the fair value of capital as of year-end 2012 and 2011. For example, the model projects that, compared with net interest income under stable rates, net interest income would increase 3.8% if interest rates increased 100 basis points. Conversely, net interest income would decrease 3.0% if interest rates decreased 100 basis points. When actual changes in interest rates occur, the changes in interest-earning assets and interest-bearing liabilities may differ from the assumptions used in the model. Due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates are not meaningful.

	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
2012
% Change in Net Interest Income	N/A	(7.8)%	(3.0)%	3.8%	8.3%	13.4%
% Change in Value of Capital	N/A	14.0%	7.2%	0.3%	5.7%	10.4%

2011
% Change in Net Interest Income	N/A	(6.6)%	(1.4)%	3.0%	8.0%	14.6%
% Change in Value of Capital	N/A	12.8%	6.9%	3.3%	7.8%	11.6%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the FHLB, which provides another source of liquidity, and had credit availability of approximately $58.0 million from the FHLB as of December 31, 2012.

At December 31, 2012, our loan to deposit ratio was approximately 74.8%, which represents a more liquid position than the 83.3% and 91.4% at year-end 2011 and 2010, respectively. Investment securities available for sale totaling $145.5 million at the end of 2012 were available for the management of liquidity and interest rate risk. The comparable amounts were $129.8 million and $99.1 million at December 31, 2011 and 2010, respectively. Cash and cash equivalents were $200.2 million at December 31, 2012, compared to $127.7 million at year-end 2011 and $78.0 million at year-end 2010. Management expects that excess liquidity will decline in 2013 due to the Company’s partial exit of the IND Program which will reduce money market deposits associated with the program by approximately $50 million. Similarly, we were in a more liquid position at the end of 2011 than we were at the end of 2010. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2012.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Operating leases	$708	$765	$496	$1,137	$3,106
Purchase obligations	2,899	2,992	2,556	3,589	12,036
Total	$3,607	$3,757	$3,052	$4,726	$15,142

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 14, 2013

/s/ W. Moorhead Vermilye	/s/ George S. Rapp
W. Moorhead Vermilye	George S. Rapp
Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2012 and 2011, and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Baltimore, Maryland
March 14, 2013

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share data)	2012	2011
ASSETS
Cash and due from banks	$26,579	$22,986
Interest-bearing deposits with other banks	164,864	99,776
Federal funds sold	8,750	4,980
Investment securities:
Available for sale, at fair value	145,508	129,780
Held to maturity, at amortized cost – fair value of $2,884 (2012) and $6,732 (2011)	2,657	6,480

Loans	785,082	841,050
Less: allowance for credit losses	(15,991)	(14,288)
Loans, net	769,091	826,762

Premises and equipment, net	15,593	14,662
Goodwill	12,454	12,454
Other intangible assets, net	3,816	4,208
Other real estate and other assets owned, net	7,659	9,385
Other assets	28,836	26,720

Total assets	$1,185,807	$1,158,193

LIABILITIES
Deposits:
Noninterest-bearing	$153,992	$133,801
Interest-bearing	895,281	876,118
Total deposits	1,049,273	1,009,919

Short-term borrowings	13,761	17,817
Other liabilities	8,747	8,753
Long-term debt	-	455

Total liabilities	1,071,781	1,036,944

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–8,457,359 (2012 and 2011)	85	85
Additional paid in capital	32,155	32,052
Retained earnings	81,078	90,801
Accumulated other comprehensive income (loss)	708	(1,689)

Total stockholders’ equity	114,026	121,249

Total liabilities and stockholders’ equity	$1,185,807	$1,158,193

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(Dollars in thousands, except per share data)	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$42,698	$47,549	$51,962
Interest and dividends on investment securities:
Taxable	2,815	3,031	3,209
Tax-exempt	104	154	212
Interest on federal funds sold	10	25	60
Interest on deposits with other banks	274	93	18
Total interest income	45,901	50,852	55,461

INTEREST EXPENSE
Interest on deposits	10,501	10,995	12,681
Interest on short-term borrowings	45	56	83
Interest on long-term debt	16	37	58
Total interest expense	10,562	11,088	12,822

NET INTEREST INCOME	35,339	39,764	42,639

Provision for credit losses	27,745	19,470	21,119

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,594	20,294	21,520

NONINTEREST INCOME
Service charges on deposit accounts	2,551	2,845	3,257
Trust and investment fee income	1,644	1,563	1,503
Gains on sales of investment securities	278	563	-
Insurance agency commissions income	9,814	9,358	10,113
Loss on termination of cash flow hedge	(1,339)	-	-
Other noninterest income	2,810	2,989	3,168
Total noninterest income	15,758	17,318	18,041

NONINTEREST EXPENSE
Salaries and wages	17,418	16,825	17,477
Employee benefits	3,994	3,840	3,829
Occupancy expense	2,559	2,312	2,328
Furniture and equipment expense	963	1,059	1,200
Data processing	2,717	2,852	2,607
Directors’ fees	474	500	412
Goodwill and other intangible assets impairment	-	1,344	3,051
Amortization of other intangible assets	392	512	515
Insurance agency commissions expense	1,391	1,267	1,569
FDIC insurance premium expense	1,380	1,298	1,834
Write-downs of other real estate owned	1,328	1,051	657
Other noninterest expenses	6,939	6,307	6,241
Total noninterest expense	39,555	39,167	41,720

LOSS BEFORE INCOME TAX BENEFIT	(16,203)	(1,555)	(2,159)
Income tax benefit	(6,565)	(658)	(492)

NET LOSS	$(9,638)	$(897)	$(1,667)

Basic loss per common share	$(1.14)	$(0.11)	$(0.20)
Diluted loss per common share	$(1.14)	$(0.11)	$(0.20)
Cash dividends paid per common share	$0.01	$0.09	$0.24

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ending December 31,

(Dollars in thousands)	2012	2011	2010
Net loss	$(9,638)	$(897)	$(1,667)

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,155	1,241	406
Tax effect	(465)	(505)	(164)
Reclassification of gains recognized in net loss	(278)	(563)	-
Tax effect	112	227	-
Net of tax amount	524	400	242

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	1,801	(460)	(3,717)
Tax effect	(727)	185	1,501
Reclassification of losses recognized in net loss	1,339	-	-
Tax effect	(540)	-	-
Net of tax amount	1,873	(275)	(2,216)
Total other comprehensive income (loss)	2,397	125	(1,974)
Comprehensive loss	$(7,241)	$(772)	$(3,641)

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011, and 2010

(Dollars in thousands, except per share data)	Common Stock	Warrant	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, December 31, 2009	$84	$1,543	$29,872	$96,151	$160	$127,810
Comprehensive loss:
Net loss	-	-	-	(1,667)	-	(1,667)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	242	242
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(2,216)	(2,216)
Total comprehensive loss						(3,641)

Stock-based compensation	-	-	370	-	-	370
Cash dividends paid ($0.24 per share)	-	-	-	(2,026)	-	(2,026)

Balances, December 31, 2010	84	1,543	30,242	92,458	(1,814)	122,513
Comprehensive loss:
Net loss	-	-	-	(897)	-	(897)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	400	400
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(275)	(275)
Total comprehensive loss						(772)

Repurchase of warrant	-	(1,543)	1,518	-	-	(25)
Shares issued for employee stock-based awards	1	-	(1)	-	-	-
Stock-based compensation	-	-	293	-	-	293
Cash dividends paid ($0.09 per share)	-	-	-	(760)	-	(760)

Balances, December 31, 2011	85	-	32,052	90,801	(1,689)	121,249

Comprehensive loss:
Net loss	-	-	-	(9,638)	-	(9,638)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	524	524
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	-	-	-	-	1,873	1,873
Total comprehensive loss						(7,241)

Stock-based compensation	-	-	103	-	-	103
Cash dividends paid ($0.01 per share)	-	-	-	(85)	-	(85)

Balances, December 31, 2012	$85	$-	$32,155	$81,078	$708	$114,026

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,638)	$(897)	$(1,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	27,745	19,470	21,119
Goodwill and other intangible assets impairment	-	1,344	3,051
Depreciation and amortization	2,648	2,341	2,405
Discount accretion on debt securities	(70)	(156)	(128)
Stock-based compensation expense	209	338	390
Excess tax expense from stock-based arrangements	(106)	(45)	(20)
Deferred income tax benefit	(1,765)	(1,550)	(2,905)
Gains on sales of investment securities	(278)	(563)	-
(Gains) losses on disposals of premises and equipment	(192)	36	-
Losses on sales and write-downs of other real estate owned	2,015	1,222	735
Loss on termination of cash flow hedge	1,339	-	-
Net changes in:
Accrued interest receivable	1,137	1,127	(256)
Other assets	(1,652)	1,813	2,516
Accrued interest payable	(230)	(291)	(921)
Other liabilities	224	(2,265)	(4,429)

Net cash provided by operating activities	21,386	21,924	19,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	47,854	53,343	47,945
Proceeds from sales of investment securities available for sale	6,275	20,825	-
Purchases of investment securities available for sale	(69,491)	(104,305)	(49,626)
Proceeds from maturities and principal payments of investment securities held to maturity	3,810	226	2,195
Net change in loans	23,896	24,233	264
Purchases of premises and equipment	(2,202)	(1,216)	(1,292)
Proceeds from sales of premises and equipment	317	4	-
Proceeds from sales of other real estate owned	5,742	3,807	1,255
Investment in unconsolidated subsidiary	-	(25)	(25)

Net cash provided by (used in) investing activities	16,201	(3,108)	716

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	20,191	9,613	1,696
Interest-bearing deposits	19,163	20,790	(13,118)
Short-term borrowings	(4,056)	1,776	(4,363)
Excess tax expense from stock-based arrangements	106	45	20
Repayment of long-term debt	(455)	(477)	(497)
Repurchase of warrant	-	(25)	-
Common stock dividends paid	(85)	(760)	(2,026)
Net cash provided by (used in) financing activities	34,864	30,962	(18,288)
48

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
NET INCREASE IN CASH AND CASH EQUIVALENTS	72,451	49,778	2,318

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	127,742	77,964	75,646

CASH AND CASH EQUIVALENTS AT END OF YEAR	$200,193	$127,742	$77,964

Supplemental cash flow information:

Interest paid	$10,792	$11,379	$13,743

Income taxes paid	$163	$2,062	$1,193

Transfers from loans to other real estate owned	$6,031	$10,712	$3,140

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011, and 2010

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The allowance for credit losses is a material estimate that is particularly susceptible to significant changes in the near term. Management believes that the Company’s current allowance for credit losses is sufficient to address the probable losses in the current portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Loans

Loans are stated at their principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Once the amount of impairment has been determined, the uncollectible portion is charged off. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Impaired loans do not include groups of smaller balance homogeneous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses. See additional discussion below under the section, “Allowance for Credit Losses”.

A loan is considered a troubled debt restructuring if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. All loans designated as troubled debt restructurings are considered impaired loans and may be on either accrual or nonaccrual status. The Company does not participate in any specific government or Company sponsored loan modification programs. All restructured loan agreements are contracts negotiated with each of the borrowers.

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

The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC Topic 310, “Receivables,” which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors to estimate the inherent loss that may be present in our loan portfolio, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes. Actual losses could differ significantly from management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

The allowance for credit losses is comprised of three parts: (i) the specific allowance; (ii) the formula allowance; and (iii) the nonspecific allowance. The specific allowance is established against impaired loans (i.e., nonaccrual loans and troubled debt restructurings) until charge offs are made. The formula allowance, described below, is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Loans that are identified as special mention, substandard and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. A special mention loan has potential weaknesses that could result in a future loss to the Company if the weaknesses are realized. A substandard loan has certain deficiencies that could result in a future loss to the Company if these deficiencies are not corrected. A doubtful loan has enough risk that there is a high probability that the Company will sustain a loss.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent on the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company recognizes accrued interest and penalties as a component of tax expense. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns ending after December 31, 2007.

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

Stock-Based Compensation

Accounting guidance for stock-based compensation requires that expense relating to such transactions be recognized as compensation cost in the income statement. Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant date fair value. See Note 13 for a further discussion.

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

Fair Value

The Company measures certain financial assets and liabilities at fair value. Significant financial instruments measured at fair value on a recurring basis are investment securities and interest rate caps. Impaired loans and other real estate and other assets owned are significant financial instruments measured at fair value on a nonrecurring basis. See Note 19 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $338 thousand, $296 thousand and $347 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Recent Accounting Standards

Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (ASC Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.

ASU 2011-04, "Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends ASC Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in ASC Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 19 – Fair Value Measurements, did not have a significant impact on the Company’s financial statements.

ASU 2011-08, "Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment." ASU 2011-08 amends ASC Topic 350, "Intangibles – Goodwill and Other," to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company's financial statements.

ASU 2012-02, "Intangibles – Goodwill and Other (ASC Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2012:
Obligations of U.S. Government agencies and corporations	$35,213	$903	$9	$36,107
Mortgage-backed securities	106,524	2,464	208	108,780
Equity securities	596	25	-	621
Total	$142,333	$3,392	$217	$145,508

December 31, 2011:
Obligations of U.S. Government agencies and corporations	$41,360	$803	$15	$42,148
Mortgage-backed securities	85,545	1,587	99	87,033
Equity securities	577	22	-	599
Total	$127,482	$2,412	$114	$129,780

Held-to-maturity securities:
December 31, 2012:
Obligations of states and political subdivisions	$2,657	$227	$-	$2,884

December 31, 2011:
Obligations of states and political subdivisions	$6,480	$252	$-	$6,732

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2012.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t agencies and corporations	$4,991	$9	$-	$-	$4,991	$9
Mortgage-backed securities	24,788	208	-	-	24,788	208
Total	$29,779	$217	$-	$-	$29,779	$217

Total available-for-sale securities have a fair value of approximately $145.5 million. Of these securities, approximately $29.8 million have unrealized losses when compared to their amortized cost. All of the securities with the unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at December 31, 2012.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2012.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,047	$2,052	$145	$145
Due after one year through five years	22,162	22,216	1,001	1,050
Due after five years through ten years	4,274	4,443	1,007	1,133
Due after ten years	113,254	116,176	504	556
	141,737	144,887	2,657	2,884
Equity securities	596	621	-	-
Total	$142,333	$145,508	$2,657	$2,884

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

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$91,814	$94,391	$77,762	$79,358

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2012 or 2011.

Proceeds from sales of investment securities were $6.3 million, $20.8 million, and $0 for the years ended December 31, 2012, 2011, and 2010, respectively. Gross gains from sales of investment securities were $278 thousand, $595 thousand and $0 for the years ended December 31, 2012, 2011, and 2010, respectively. Gross losses were $0, $32 thousand and $0 for 2012, 2011 and 2010, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Construction	$108,051	$119,883
Residential real estate	288,011	321,604
Commercial real estate	314,941	315,439
Commercial	60,786	69,485
Consumer	13,293	14,639
Total loans	785,082	841,050
Allowance for credit losses	(15,991)	(14,288)
Total loans, net	$769,091	$826,762

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility. As of December 31, 2012 and 2011, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $26.0 million and $22.4 million, respectively. During 2012 and 2011, loan additions were approximately $9.7 million and $4.4 million, respectively, and loan repayments were approximately $6.1 million and $2.0 million, respectively.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2012 and 2011.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2012
Loans individually evaluated for impairment	$37,029	$18,549	$32,447	$715	$87	$-	$88,827
Loans collectively evaluated for impairment	71,022	269,462	282,494	60,071	13,206	-	696,255
Total loans	$108,051	$288,011	$314,941	$60,786	$13,293	$-	$785,082

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$941	$598	$614	$-	$48	$-	$2,201
Loans collectively evaluated for impairment	3,446	4,596	3,520	1,682	359	187	13,790
Total allowance for credit losses	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2011
Loans individually evaluated for impairment	$27,336	$23,898	$23,578	$1,738	$28	$-	$76,578
Loans collectively evaluated for impairment	92,547	297,706	291,861	67,747	14,611	-	764,472
Total loans	$119,883	$321,604	$315,439	$69,485	$14,639	$-	$841,050

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$170	$1,296	$-	$-	$-	$-	$1,466
Loans collectively evaluated for impairment	3,575	3,718	3,415	1,498	594	22	12,822
Total allowance for credit losses	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2012 and 2011. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2012
Impaired nonaccrual loans:
Construction	$14,288	$3,371	$6,323	$941	$12,428
Residential real estate	17,975	9,469	2,063	598	17,472
Commercial real estate	19,515	11,838	2,729	614	12,975
Commercial	1,556	594	-	-	1,538
Consumer	92	39	48	48	55
Total	53,426	25,311	11,163	2,201	44,468

Impaired accruing restructured loans:
Construction	27,335	27,335	-	-	21,193
Residential real estate	7,017	7,017	-	-	5,064
Commercial real estate	17,880	17,880	-	-	16,252
Commercial	121	121	-	-	87
Consumer	-	-	-	-	-
Total	52,353	52,353	-	-	42,596

Total impaired loans:
Construction	41,623	30,706	6,323	941	33,621
Residential real estate	24,992	16,486	2,063	598	22,536
Commercial real estate	37,395	29,718	2,729	614	29,227
Commercial	1,677	715	-	-	1,625
Consumer	92	39	48	48	55
Total	$105,779	$77,664	$11,163	$2,201	$87,064

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment
December 31, 2011
Impaired nonaccrual loans:
Construction	$22,883	$14,005	$1,550	$170	$16,555
Residential real estate	22,431	16,925	3,181	1,296	15,430
Commercial real estate	17,372	14,012	-	-	14,624
Commercial	2,119	1,669	-	-	2,539
Consumer	30	28	-	-	32
Total	64,835	46,639	4,731	1,466	49,180

Impaired accruing restructured loans:
Construction	11,781	11,781	-	-	10,663
Residential real estate	3,792	3,792	-	-	6,093
Commercial real estate	9,566	9,566	-	-	7,960
Commercial	69	69	-	-	111
Consumer	-	-	-	-	-
Total	25,208	25,208	-	-	24,827

Total impaired loans:
Construction	34,664	25,786	1,550	170	27,218
Residential real estate	26,223	20,717	3,181	1,296	21,523
Commercial real estate	26,938	23,578	-	-	22,584
Commercial	2,188	1,738	-	-	2,650
Consumer	30	28	-	-	32
Total	$90,043	$71,847	$4,731	$1,466	$74,007

The following tables provide information on troubled debt restructurings by loan class as of December 31, 2012 and 2011. The amounts include nonaccrual troubled debt restructurings.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment
Troubled debt restructurings:
December 31, 2012
Construction	18	$33,174	$28,782
Residential real estate	32	15,659	9,187
Commercial real estate	22	24,673	20,478
Commercial	3	150	121
Consumer	1	30	27
Total	76	$73,686	$58,595

December 31, 2011
Construction	9	$12,981	$12,539
Residential real estate	20	11,471	10,359
Commercial real estate	20	15,874	14,175
Commercial	1	69	69
Consumer	-	-	-
Total	50	$40,395	$37,142

(Dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted (1):
December 31, 2012
Construction	6	$1,447
Residential real estate	10	2,295
Commercial real estate	6	3,398
Commercial	-	-
Consumer	1	27
Total	23	$7,167

December 31, 2011
Construction	3	$758
Residential real estate	10	7,353
Commercial real estate	5	6,751
Commercial	-	-
Consumer	-	-
Total	18	$14,862

(1) Generally, a loan is considered in default when principal or interest is past due 30 days or more.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of December 31, 2012 and 2011.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2012
Construction	$45,385	$30,817	$22,155	$-	$9,694	$108,051
Residential real estate	237,299	23,657	15,090	433	11,532	288,011
Commercial real estate	257,418	21,554	21,402	-	14,567	314,941
Commercial	55,432	3,062	1,639	59	594	60,786
Consumer	13,147	-	59	-	87	13,293
Total	$608,681	$79,090	$60,345	$492	$36,474	$785,082

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2011
Construction	$50,403	$30,373	$23,552	$-	$15,555	$119,883
Residential real estate	261,910	13,467	25,676	445	20,106	321,604
Commercial real estate	257,247	16,001	28,179	-	14,012	315,439
Commercial	59,178	3,813	4,748	77	1,669	69,485
Consumer	14,520	32	59	-	28	14,639
Total	$643,258	$63,686	$82,214	$522	$51,370	$841,050

The following tables provide information on the aging of the loan portfolio as of December 31, 2012 and 2011.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual	Total
December 31, 2012
Construction	$98,221	$136	$-	$-	$136	$9,694	$108,051
Residential real estate	272,311	3,116	762	290	4,168	11,532	288,011
Commercial real estate	298,522	887	800	165	1,852	14,567	314,941
Commercial	59,746	380	66	-	446	594	60,786
Consumer	13,125	57	19	5	81	87	13,293
Total	$741,925	$4,576	$1,647	$460	$6,683	$36,474	$785,082
Percent of total loans	94.5%	0.6%	0.2%	0.1%	0.9%	4.6%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non-accrual	Total
December 31, 2011
Construction	$102,441	$1,246	$316	$325	$1,887	$15,555	$119,883
Residential real estate	289,459	4,417	5,291	2,331	12,039	20,106	321,604
Commercial real estate	289,760	10,073	1,594	-	11,667	14,012	315,439
Commercial	64,581	1,350	1,819	66	3,235	1,669	69,485
Consumer	14,492	112	6	1	119	28	14,639
Total	$760,733	$17,198	$9,026	$2,723	$28,947	$51,370	$841,050
Percent of total loans	90.5%	2.0%	1.1%	0.3%	3.4%	6.1%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2012 and 2011.

Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(7,826)	(9,838)	(2,954)	(5,451)	(576)	-	(26,645)
Recoveries	6	102	166	304	25	-	603
Net charge-offs	(7,820)	(9,736)	(2,788)	(5,147)	(551)	-	(26,042)

Provision	8,462	9,916	3,507	5,331	364	165	27,745
Ending balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2011
Allowance for credit losses:
Beginning balance	$3,327	$4,833	$3,665	$1,422	$637	$343	$14,227

Charge-offs	(4,236)	(7,693)	(5,037)	(3,388)	(202)	-	(20,556)
Recoveries	49	120	361	549	68	-	1,147
Net charge-offs	(4,187)	(7,573)	(4,676)	(2,839)	(134)	-	(19,409)

Provision	4,605	7,754	4,426	2,915	91	(321)	19,470
Ending balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

NOTE 4. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Land	$5,818	$4,902
Buildings and land improvements	13,159	13,404
Furniture and equipment	7,589	7,390
	26,566	25,696
Accumulated depreciation	(10,973)	(11,034)
Total	$15,593	$14,662

Depreciation expense totaled $1.1 million, $996 thousand and $1.1 million for 2012, 2011 and 2010, respectively. The increase in land was primarily due to the relocation of a branch of one of the Banks.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2012, 2011, and 2010 was $777 thousand, $753 thousand and $770 thousand, respectively. Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2013	$708
2014	520
2015	245
2016	246
2017	250
Thereafter	1,137
Total minimum lease payments	$3,106

NOTE 5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 2012, the Company terminated its mortgage brokerage activities which were conducted through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”. This investment was carried at cost, adjusted for the Company’s 49.0% equity ownership in Wye Mortgage Group’s undistributed income or loss. The following table provides a summary of the activity related to the Company’s investment in Wye Mortgage Group for 2012 and 2011.

(Dollars in thousands)	2012	2011
Beginning balance	$89	$19
Investment in unconsolidated subsidiary	-	25
Equity in undistributed income	(4)	45
Ending balance	$85	$89

Income	$138	$169

At December 31, 2012, the remaining balance included the Company’s investments in and undistributed income from Wye Mortgage Group. The Company expects that these amounts will be returned/distributed to the Company during the first quarter of 2013.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and acquired intangible assets at December 31, 2012 and 2011. The Community Banking segment and the Insurance Products and Services segment had goodwill of $2.6 million and $9.9 million, respectively, at the end of both 2012 and 2011. See Note 25 for further information regarding the Company’s business segments.

	December 31, 2012					December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$17,345	$(4,224)	$(667)	$12,454	-	$17,345	$(4,224)	$(667)	$12,454	-

Other intangible assets
Amortizable
Employment agreements	$1,730	$-	$(1,286)	$444	2.0	$1,730	$-	$(1,059)	$671	2.7
Insurance expirations	1,270	-	(894)	376	4.4	1,270	-	(809)	461	5.4
Core deposits	968	-	(968)	-	-	968	-	(938)	30	0.3
Customer relationships	960	(126)	(303)	531	10.7	960	(126)	(253)	581	11.6
	4,928	(126)	(3,451)	1,351		4,928	(126)	(3,059)	1,743
Unamortizable
Carrier relationships	1,300	(45)	-	1,255	-	1,300	(45)	-	1,255	-
Trade name	1,210	-	-	1,210	-	1,210	-	-	1,210	-
	2,510	(45)	-	2,465		2,510	(45)	-	2,465
Total other intangible assets	$7,438	$(171)	$(3,451)	$3,816		$7,438	$(171)	$(3,059)	$4,208

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

		Amortization
(Dollars in thousands)		Expense
Year ended December 31, 2012		$392

Estimate for years ended December 31,	2013	296
	2014	296
	2015	255
	2016	134
	2017	87

NOTE 7. OTHER ASSETS

The Company had the following other assets at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Nonmarketable investment securities	$2,750	$2,866
Insurance premiums receivable	1,089	876
Accrued interest receivable	2,796	3,933
Income taxes receivable	5,160	719
Deferred income taxes (1)	9,180	9,036
Interest rate caps (2)	14	250
Prepaid expenses	2,227	3,641
Other assets	5,620	5,399
Total	$28,836	$26,720

(1) See Note 15 for further discussion.

(2) See Note 20 for further discussion.

NOTE 8. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Accrued interest payable	$339	$569
Other liabilities	8,408	8,184
Total	$8,747	$8,753

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more was $225.3 million and $243.5 million at December 31, 2012 and 2011, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Due in one year or less	$245,004	$244,715
Due in one to three years	108,947	116,586
Due in three to five years	74,834	83,604
Total	$428,785	$444,905

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information for short-term borrowings for the years ended December 31, 2012 and 2011.

	2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$14,976	0.30%	$15,319	0.37%

At Year End
Retail repurchase agreements	$13,761	0.26%	$17,817	0.34%

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

NOTE 11. LONG-TERM DEBT

The Company had the following long-term debt as of December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Acquisition-related debt, 4.08% interest, annual payments over five years	$-	$455

The acquisition-related debt was incurred as part of the purchase price of TSGIA and payable to the seller thereof, who remains the President of that subsidiary. The final payment was made on October 1, 2012.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $513 thousand, $430 thousand, and $501 thousand for 2012, 2011, and 2010, respectively. The expense increased in 2012 when compared to 2011 because there were larger forfeitures available to reduce 401(k) costs during 2011.

NOTE 13. STOCK-BASED COMPENSATION

As of December 31, 2012, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which Shore Bancshares, Inc. may issue shares of its common stock or grant other equity-based awards. Shore Bancshares, Inc.’s ability to grant options under the Shore Bancshares, Inc. 1998 Stock Option Plan (the “1998 Option Plan”) expired on March 3, 2008 and all of the remaining 7,125 outstanding options expired on May 9, 2012.

Under the 2006 Equity Plan, stock-based awards may be granted periodically to the Company’s directors, executive officers, and key employees at the discretion of the Compensation Committee of the Board of Shore Bancshares, Inc. Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three- to five-year period of time and, in the case of stock options, expiring 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant date fair value and reflects forfeitures as they occur. The 2006 Equity Plan originally reserved 631,972 shares of common stock for grant, and 507,078 shares remained available for grant at December 31, 2012.

The following tables provide information on stock-based compensation expense for 2012, 2011 and 2010.

(Dollars in thousands)	2012	2011	2010
Stock-based compensation expense	$209	$338	$390
Excess tax expense related to stock-based compensation	106	45	20

	December 31,
(Dollars in thousands)	2012	2011	2010
Unrecognized stock-based compensation expense	$143	$167	$424
Weighted average period unrecognized expense is expected to be recognized	2.1 years	8.5 months	1.7 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2012.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Nonvested at beginning of year	45,779	$13.20	44,127	$16.76
Granted	-	-	13,923	6.99
Vested	(39,231)	12.92	(12,271)	18.95
Cancelled	-	-	-	-

Nonvested at end of year	6,548	$14.89	45,779	$13.20

The total fair value of restricted stock awards that vested was $245 thousand in 2012 and $119 thousand in 2011.

During the first quarter of 2012, Shore Bancshares, Inc. granted options to purchase 54,216 shares of its common stock pursuant to the 2006 Equity Plan. The options have an exercise price of $6.64 and vest 50% after two years from date of grant and 50% after three years from date of grant. The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the year ended December 31, 2012. There were no stock options outstanding or stock option activity under the 2006 Equity Plan during 2011.

Year Ended December 31, 2012
	Number	Weighted Average	Aggregate	Weighted Average Grant Date
	of shares	Exercise Price	Intrinsic Value	Fair Value
Outstanding at beginning of year	-	$-		$-
Granted	54,216	6.64		3.44
Exercised	-	-		-
Expired/Cancelled	-	-		-
Outstanding at end of year	54,216	$6.64	$-	$3.44

Exercisable at end of year	-	$-	$-	$-

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

There was no aggregate intrinsic value of the options outstanding under the 2006 Equity Plan based on the $5.39 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2012. Since there were no options exercised during 2012 or 2011, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. No stock options vested in 2012 or 2011. At December 31, 2012, the weighted average remaining contract life of options outstanding was 9.2 years.

NOTE 14. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc. Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by Shore Bancshares, Inc. will vest over a five-year period. There were no elective deferrals made by plan participants during 2012, 2011 or 2010.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2012, 2011 and 2010 and the related deferred compensation liability at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011	2010
Deferred compensation contribution	$20	$65	$94

	December 31,
(Dollars in thousands)	2012	2011
Deferred compensation liability	$632	$544

Shore Bancshares, Inc. has a supplemental deferred compensation plan to provide retirement benefits to its Chief Executive Officer. The participant is 100% vested in amounts credited to his account. No contributions have been made to this plan since the adoption of the Plan described above.

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by CNB, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Cash surrender value	$3,143	$3,006
Accrued benefit obligation	1,171	1,158

NOTE 15. INCOME TAXES

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2012	2011	2010
Current tax (benefit) expense:
Federal	$(3,977)	$656	$1,940
State	(823)	236	473
	(4,800)	892	2,413
Deferred income tax benefit:
Federal	(1,140)	(1,233)	(2,350)
State	(625)	(317)	(555)
	(1,765)	(1,550)	(2,905)

Total income tax benefit	$(6,565)	$(658)	$(492)

The following table provides a reconciliation of tax computed at the statutory federal tax rate of 34.0% to the actual tax expense for each of the three years ended December 31.

(Dollars in thousands)	2012	2011	2010
Tax at federal statutory rate	34.0%	34.0%	34.0%
Tax effect of:
Tax-exempt income	0.6	8.8	7.6
Non-deductible goodwill impairment charges	-	(6.0)	(24.3)
Other non-deductible expenses	(0.2)	(2.1)	(1.3)
State income taxes, net of federal benefit	5.9	3.6	2.4
Other	0.2	4.0	4.4

Actual income tax expense rate	40.5%	42.3%	22.8%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for credit losses	$6,421	$5,640
Reserve for off-balance sheet commitments	166	137
Write-downs of other real estate owned	742	346
Net operating loss carry forward	364	212
Deferred income	2,370	2,055
Accrued expenses	1,353	1,450
Loss on termination of cash flow hedge	540	-
Unrealized losses on interest rate caps	803	2,070
Other	55	54
Total deferred tax assets	12,814	11,964
Deferred tax liabilities:
Depreciation	515	612
Purchase accounting adjustments	1,009	680
Deferred capital gain on branch sale	451	473
Deferred gains on interest rate swaps	169	169
Unrealized gains on available-for-sale securities	1,282	928
Other	208	66
Total deferred tax liabilities	3,634	2,928
Net deferred tax assets	$9,180	$9,036

No valuation allowance for deferred tax assets was recorded at December 31, 2012 and 2011 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years and the expected generation of a sufficient level of future taxable income.

NOTE 16. EARNINGS/(LOSS) PER COMMON SHARE

Basic earnings/(loss) per common share is calculated by dividing net income/(loss) available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share is calculated by dividing net income/(loss) available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards and the warrant). There is no dilutive effect on the loss per share during loss periods. The following table provides information relating to the calculation of earnings/(loss) per common share.

(In thousands, except per share data)	2012	2011	2010

Net loss	$(9,638)	$(897)	$(1,667)

Weighted average shares outstanding – basic	8,457	8,451	8,442

Dilutive effect of common stock equivalents	-	-	-

Weighted average shares outstanding – diluted	8,457	8,451	8,442

Loss per common share – basic	$(1.14)	$(0.11)	$(0.20)

Loss per common share – diluted	$(1.14)	$(0.11)	$(0.20)

The calculations of diluted loss per share excluded weighted average common stock equivalents of 46 thousand for 2012, 159 thousand for 2011 and 182 thousand for 2010 because the effect of including them would have been antidilutive.

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2012, management believes that Shore Bancshares, Inc. and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2012 and 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios. Management believes that there are no conditions or events since that notification that have changed the well-capitalized category of Shore Bancshares, Inc. or either of the Banks.

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

The following tables present the capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of December 31, 2012 and 2011.

December 31, 2012 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$97,049	$107,208	$805,108	$1,166,865	12.05%	13.32%	8.32%
Talbot Bank	53,496	59,847	501,612	713,472	10.66	11.93	7.50
CNB	41,976	45,780	303,627	450,109	13.82	15.08	9.33

December 31, 2011 (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$106,276	$116,917	$846,936	$1,143,990	12.55%	13.80%	9.29%
Talbot Bank	63,667	70,604	551,202	706,984	11.55	12.81	9.01
CNB	41,542	45,246	295,232	431,968	14.07	15.33	9.62

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and Shore Bancshares, Inc. Talbot Bank is currently prohibited from paying dividends to Shore Bancshares, Inc. without the prior consent of its banking regulators. CNB paid dividends of $2.3 million to Shore Bancshares, Inc. during 2012. At December 31, 2012, CNB could have paid additional dividends to Shore Bancshares, Inc. of approximately $2.7 million without the prior consent and approval of its regulatory agencies. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2012 or 2011.

NOTE 18. LINES OF CREDIT

The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both December 31, 2012 and 2011. In addition, the Banks had credit availability of approximately $58.0 million and $31.6 million from the Federal Home Loan Bank at December 31, 2012 and 2011, respectively. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2012 or 2011.

NOTE 19. FAIR VALUE MEASUREMENTS

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

Derivative Assets

Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy. As of December 31, 2012 and 2011, the Company’s derivative instruments consisted solely of interest rate caps. These derivative assets are included in other assets in the accompanying consolidated balance sheets.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2012 and 2011. No assets were transferred from one hierarchy level to another during 2012 or 2011.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$36,107	$-	$36,107	$-
Mortgage-backed securities	108,780	-	108,780	-
Other equity securities	621	-	621	-
Total	$145,508	$-	$145,508	$-

Interest rate caps	$14	$-	$14	$-

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Securities available for sale:
U.S. Government agencies	$42,148	$-	$42,148	$-
Mortgage-backed securities	87,033	-	87,033	-
Other equity securities	599	-	599	-
Total	$129,780	$-	$129,780	$-

Interest rate caps	$250	$-	$250	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At December 31, 2012 and 2011, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At December 31, 2012 and 2011, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for 2012 and 2011. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(7,790)	(9,483)	(2,954)	(2,037)	-	(22,264)
Payments	(1,096)	(10,134)	(2,856)	(310)	(8)	(14,404)
Transfers to other real estate owned	(1,631)	(1,997)	(2,128)	(30)	-	(5,786)
Returned to performing status	-	(491)	-	(76)	-	(567)
Changed to nonaccrual status	(1,578)	(786)	-	-	-	(2,364)
Additions	21,788	17,542	16,807	1,430	67	57,634
Changes in allowance	(771)	698	(614)	-	(48)	(735)
Ending balance	$36,088	$17,951	$31,833	$715	$39	$86,626

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
2011
Impaired loans:
Beginning balance	$28,175	$15,327	$13,280	$4,374	$30	$61,186
Charge-offs	(4,313)	(7,082)	(4,643)	(2,600)	-	(18,638)
Payments	(1,555)	(7,557)	(2,364)	(550)	(13)	(12,039)
Transfers to other real estate owned	(2,317)	(1,642)	(4,920)	(388)	-	(9,267)
Returned to performing status	-	(1,907)	-	-	-	(1,907)
Changed to nonaccrual status	(419)	(3,120)	(1,825)	-	-	(5,364)
Additions	7,765	29,879	24,050	902	11	62,607
Changes in allowance	(170)	(1,296)	-	-	-	(1,466)
Ending balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112

(Dollars in thousands)	2012	2011
Other real estate owned:
Beginning balance	$9,385	$3,702
Sales	(6,429)	(3,978)
Write-downs	(1,328)	(1,051)
Additions	6,031	10,712
Ending balance	$7,659	$9,385

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

	2012		2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$200,193	$200,193	$127,742	$127,742
Investment securities held to maturity	2,657	2,884	6,480	6,732
Level 3 inputs
Loans, net	769,091	798,381	826,762	856,917

Financial liabilities
Level 2 inputs
Deposits	$1,049,273	$1,052,382	$1,009,919	$1,013,964
Short-term borrowings	13,761	13,761	17,817	17,817
Long-term debt	-	-	455	470

NOTE 20. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the second quarter of 2009, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts related to our participation in the IND Program. At December 31, 2012 and 2011, the aggregate fair value of these derivatives was an asset of $14 thousand and $250 thousand, respectively. The change in fair value included a $1.8 million adjustment to record unrealized holding gains on the interest rate caps and a $2.0 million charge to interest expense associated with the hedged money market deposit accounts. For 2011 and 2010, unrealized holding losses on the interest rate caps were $460 thousand and $3.7 million, respectively, and interest expense associated with the hedged money market deposit accounts was $1.3 million thousand and $429 thousand, respectively.

In December 2012, the Company decided to partially exit the IND Program in an effort to reduce its excess liquidity and, as a result, expects that the deposits related to this program, which totaled $90 million at the end of 2012, will be reduced by approximately $50 million during the first quarter of 2013. As such, a portion of the interest rate caps used to hedge the interest rates on these deposits was terminated. Because the interest rate caps qualified for hedge accounting, a $1.3 million loss on the termination of the ineffective portion of the cash flow hedge was recognized at the end of 2012. By partially exiting the IND Program and terminating a portion of the interest rate caps, the hedged money market deposit account balances associated with the interest rate caps and related interest expense are expected to decline. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $1.5 million, which is $900 thousand less than if a portion of the cash flow hedge had not been terminated. The lower money market deposit account balances will reduce the Company’s excess liquidity and the lower related interest expense will benefit the net interest margin going forward. The effects of these transactions are expected to impact the Company’s financial results beginning in the first quarter of 2013.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $428 thousand at both December 31, 2012 and 2011.

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

The following table provides information on commitments outstanding as of December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Commitments to extend credit	$141,518	$136,222
Letters of credit	12,817	11,311

Total	$154,335	$147,533

NOTE 22. CONTINGENCIES

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

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2012	2011
Assets
Cash	$820	$1,316
Investment in subsidiaries	113,529	121,567
Premises and equipment, net	2,616	2,711
Other assets	1,196	1,519
Total assets	$118,161	$127,113

Liabilities
Accrued interest payable	$1	$91
Deferred tax liability	1,687	1,383
Other liabilities	104	1,040
Long-term debt	2,343	3,350
Total liabilities	4,135	5,864

Stockholders’ equity
Common stock	85	85
Additional paid in capital	32,155	32,052
Retained earnings	81,078	90,801
Accumulated other comprehensive income (loss)	708	(1,689)
Total stockholders’ equity	114,026	121,249

Total liabilities and stockholders’ equity	$118,161	$127,113

Condensed Statements of Operations

For the Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
Income
Dividends from subsidiaries	$3,154	$1,519	$2,786
Management and other fees from subsidiaries	5,692	5,783	6,095
Other income	177	245	70
Interest income	3	6	1
Total income	9,026	7,553	8,952

Expenses
Interest expense	107	154	172
Salaries and employee benefits	4,188	3,977	4,120
Occupancy and equipment expense	463	471	494
Other operating expenses	1,529	1,360	1,499
Total expenses	6,287	5,962	6,285

Income before income tax expense and equity in undistributed net loss of subsidiaries	2,739	1,591	2,667
Income tax (benefit) expense	(58)	(190)	151
Income before equity in undistributed net loss of subsidiaries	2,797	1,781	2,516

Equity in undistributed net loss of subsidiaries	(12,435)	(2,678)	(4,183)
Net loss	$(9,638)	$(897)	$(1,667)

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net loss	$(9,638)	$(897)	$(1,667)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	12,435	2,678	4,183
Depreciation and amortization	367	404	414
Stock-based compensation expense	209	338	390
Excess tax expense from stock-based arrangements	(106)	(45)	(20)
Net decrease (increase) in other assets	159	(253)	129
Net (decrease) increase in other liabilities	(828)	(99)	406
Net cash provided by operating activities	2,598	2,126	3,835

Cash flows from investing activities:
Purchases of premises and equipment	(108)	(57)	(109)
Investment in unconsolidated subsidiary	-	(25)	(25)
Investment in subsidiaries	(2,000)	(550)	-
Net cash used in investing activities	(2,108)	(632)	(134)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	-	(3,378)
Proceeds from long-term debt	-	-	3,200
Repayment of long-term debt	(1,007)	(782)	(497)
Excess tax expense from stock-based arrangements	106	45	20
Repurchase of warrant	-	(25)	-
Common stock dividends paid	(85)	(760)	(2,026)
Net cash used in financing activities	(986)	(1,522)	(2,681)

Net (decrease) increase in cash and cash equivalents	(496)	(28)	1,020
Cash and cash equivalents at beginning of year	1,316	1,344	324
Cash and cash equivalents at end of year	$820	$1,316	$1,344

NOTE 24. QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the two years ended December 31, 2012.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Interest income	$11,856	$11,692	$11,393	$10,960
Net interest income	9,195	9,033	8,730	8,381
Provision for credit losses	8,370	3,525	6,200	9,650
(Loss) income before income taxes	(5,099)	422	(3,178)	(8,348)
Net (loss) income	(3,036)	293	(1,821)	(5,074)

Basic (loss) earnings per common share	$(0.36)	$0.03	$(0.22)	$(0.60)
Diluted (loss) earnings per common share	$(0.36)	$0.03	$(0.22)	$(0.60)

2011
Interest income	$12,718	$12,735	$12,868	$12,531
Net interest income	9,862	9,942	10,123	9,837
Provision for credit losses	6,390	5,395	3,650	4,035
(Loss) income before income taxes	(2,024)	(266)	319	416
Net (loss) income	(1,083)	(233)	94	325

Basic (loss) earnings per common share	$(0.13)	$(0.03)	$0.01	$0.04
Diluted (loss) earnings per common share	$(0.13)	$(0.03)	$0.01	$0.04

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

During the third quarter of 2012, goodwill and other intangible assets were subjected to an annual assessment for impairment. As a result of the assessment, the Company determined that there was no impairment at the Company’s subsidiaries that have these intangible assets on their balance sheets. During the third quarter of 2011, when goodwill and other intangible assets were assessed for impairment, it was determined that goodwill and other intangible assets were impaired in our Insurance Products and Services segment, primarily relating to the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand reflected in the table below in noninterest expense.

During the third quarter of 2010, it was determined that goodwill and other intangible assets were impaired in the Company’s Community Banking segment at one of the Banks, and in the Insurance Products and Services segment, specifically relating to the Company’s wholesale insurance business. The Company recorded goodwill impairment charges of $1.5 million in both segments, and other intangible assets impairment charges of $51 thousand in the Insurance Products and Services segment.

Selected financial information by business segments is included in the following table.

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2012
Interest income	$45,822	$79	$-	$45,901
Interest expense	(10,546)	-	(16)	(10,562)
Provision for credit losses	(27,745)	-	-	(27,745)
Noninterest income	5,197	10,422	139	15,758
Noninterest expense	(23,702)	(9,820)	(6,033)	(39,555)
Net intersegment (expense) income	(4,993)	(503)	5,496	-
(Loss) income before income taxes	(15,967)	178	(414)	(16,203)
Income tax benefit (expense)	6,467	(70)	168	6,565
Net (loss) income	$(9,500)	$108	$(246)	$(9,638)

Total assets	$1,166,468	$16,809	$2,530	$1,185,807

2011
Interest income	$50,721	$131	$-	$50,852
Interest expense	(11,051)	-	(37)	(11,088)
Provision for credit losses	(19,470)	-	-	(19,470)
Noninterest income	7,269	9,881	168	17,318
Noninterest expense	(22,738)	(10,766)	(5,663)	(39,167)
Net intersegment (expense) income	(5,148)	(455)	5,603	-
(Loss) income before income taxes	(417)	(1,209)	71	(1,555)
Income tax benefit (expense)	176	512	(30)	658
Net (loss) income	$(241)	$(697)	$41	$(897)

Total assets	$1,138,576	$17,354	$2,263	$1,158,193

2010
Interest income	$55,293	$168	$-	$55,461
Interest expense	(12,752)	-	(70)	(12,822)
Provision for credit losses	(21,119)	-	-	(21,119)
Noninterest income	7,308	10,739	(6)	18,041
Noninterest expense	(24,328)	(11,410)	(5,982)	(41,720)
Net intersegment (expense) income	(5,418)	(521)	5,939	-
Loss before income tax benefit	(1,016)	(1,024)	(119)	(2,159)
Income tax benefit	232	233	27	492
Net loss	$(784)	$(791)	$(92)	$(1,667)

Total assets	$1,108,712	$18,759	$2,840	$1,130,311

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2012 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2012. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders:

•	Executive Compensation
•	Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company maintains the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (the “2006 Plan”) under which it may issue shares of common stock or grant other equity-based awards (stock options, stock appreciation rights, stock awards, stock units, and performance units) to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Board of Shore Bancshares, Inc. The plan was approved by the Company’s Board of Directors and its stockholders.

The following table contains information about these equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	54,216	$6.64	507,078

Equity compensation plans not approved by security holders	-	-	-

Total	54,216	$6.64	507,078

(1)	In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000. As of December 31, 2012, the Company has granted 70,678 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations -- Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Loss -- Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Stockholders’ Equity -- Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows -- Years Ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010

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

Shore Bancshares, Inc.

Date: March 14, 2013	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	/s/ Blenda W. Armistead
Herbert L. Andrew, III, Director	Blenda W. Armistead, Director
March 14, 2013	March 14, 2013

/s/David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr., Director
March 14, 2013	March 14, 2013

/s/ William W. Duncan	/s/ James A. Judge
William W. Duncan, Director	James A. Judge, Director
March 14, 2013	March 14, 2013

/s/ Neil R. LeCompte	/s/ Frank E. Mason, III
Neil R. LeCompte, Director	Frank E. Mason, III, Director
March 14, 2013	March 14, 2013

/s/ Christopher F. Spurry	/s/ F. Winfield Trice, Jr.
Christopher F. Spurry, Director	F. Winfield Trice, Jr., Director
March 14, 2013	March 14, 2013

/s/ John H. Wilson	/s/ W. Moorhead Vermilye
John H. Wilson, Director	W. Moorhead Vermilye, Director
March 14, 2013	Chief Executive Officer
March 14, 2013

/s/ George S. Rapp
George S. Rapp, Vice President &
Chief Financial Officer
(Principal Accounting Officer)
March 14, 2013

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

