Form 10-Q
period 2013-03-31
SHORE BANCSHARES INC
filed 2013-05-15
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,461,289 shares of common stock outstanding as of April 30, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Cash and due from banks	$24,808	$26,579
Interest-bearing deposits with other banks	94,090	164,864
Federal funds sold	2,789	8,750
Investment securities:
Available for sale, at fair value	142,238	145,508
Held to maturity, at amortized cost – fair value of $2,820 (2013) and $2,884 (2012)	2,594	2,657

Loans	785,753	785,082
Less: allowance for credit losses	(15,735)	(15,991)
Loans, net	770,018	769,091

Premises and equipment, net	15,502	15,593
Goodwill	12,454	12,454
Other intangible assets, net	3,742	3,816
Other real estate and other assets owned, net	8,366	7,659
Other assets	28,010	28,836
TOTAL ASSETS	$1,104,611	$1,185,807

LIABILITIES
Deposits:
Noninterest-bearing	$155,412	$153,992
Interest-bearing	814,747	895,281
Total deposits	970,159	1,049,273

Short-term borrowings	11,088	13,761
Other liabilities	9,016	8,747
TOTAL LIABILITIES	990,263	1,071,781

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,461,289 (2013) and 8,457,359 (2012)	85	85
Additional paid in capital	32,151	32,155
Retained earnings	81,300	81,078
Accumulated other comprehensive income	812	708
TOTAL STOCKHOLDERS’ EQUITY	114,348	114,026
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,104,611	$1,185,807

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2013	2012

INTEREST INCOME
Interest and fees on loans	$9,907	$11,011
Interest and dividends on investment securities:
Taxable	643	757
Tax-exempt	5	38
Interest on federal funds sold	2	2
Interest on deposits with other banks	50	48
Total interest income	10,607	11,856

INTEREST EXPENSE
Interest on deposits	2,122	2,641
Interest on short-term borrowings	8	15
Interest on long-term debt	-	5
Total interest expense	2,130	2,661

NET INTEREST INCOME	8,477	9,195
Provision for credit losses	2,150	8,370

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,327	825

NONINTEREST INCOME
Service charges on deposit accounts	572	648
Trust and investment fee income	390	423
Gains on sales of investment securities	-	-
Insurance agency commissions	2,813	2,689
Other noninterest income	715	814
Total noninterest income	4,490	4,574

NONINTEREST EXPENSE
Salaries and wages	4,283	4,416
Employee benefits	1,134	1,170
Occupancy expense	597	687
Furniture and equipment expense	250	251
Data processing	703	666
Directors’ fees	121	109
Amortization of other intangible assets	74	126
Insurance agency commissions expense	461	385
FDIC insurance premium expense	366	273
Write-downs of other real estate owned	672	575
Other noninterest expenses	1,830	1,840
Total noninterest expense	10,491	10,498

INCOME (LOSS) BEFORE INCOME TAXES	326	(5,099)
Income tax expense (benefit)	104	(2,063)

NET INCOME (LOSS)	$222	$(3,036)

Basic net income (loss) per common share	$0.03	$(0.36)
Diluted net income (loss) per common share	$0.03	$(0.36)
Dividends paid per common share	$-	$0.01

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012

Net income (loss)	$222	$(3,036)

Other comprehensive income
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(240)	381
Tax effect	96	(153)
Net of tax amount	(144)	228

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	416	359
Tax effect	(168)	(145)
Net of tax amount	248	214
Total other comprehensive income	104	442
Comprehensive income (loss)	$326	$(2,594)
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026

Comprehensive income:
Net income	-	-	222	-	222
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(144)	(144)
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	248	248
Total comprehensive income					326

Stock-based compensation	-	(4)	-	-	(4)

Balances, March 31, 2013	$85	$32,151	$81,300	$812	$114,348

Balances, January 1, 2012	$85	$32,052	$90,801	$(1,689)	$121,249

Comprehensive loss:
Net loss	-	-	(3,036)	-	(3,036)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	228	228
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	214	214
Total comprehensive loss					(2,594)

Stock-based compensation	-	14	-	-	14

Cash dividends paid ($0.01 per share)	-	-	(85)	-	(85)

Balances, March 31, 2012	$85	$32,066	$87,680	$(1,247)	$118,584

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$222	$(3,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,150	8,370
Depreciation and amortization	617	670
Discount accretion on debt securities	(10)	(21)
Stock-based compensation expense	22	97
Excess tax expense from stock-based arrangements	(26)	(83)
Deferred income tax benefit	376	(137)
Gains on disposals of premises and equipment	(21)	-
Losses on sales and write-downs of other real estate owned	734	599
Net changes in:
Accrued interest receivable	85	197
Other assets	536	(1,322)
Accrued interest payable	(19)	15
Other liabilities	240	160
Net cash provided by operating activities	4,906	5,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	9,854	14,913
Purchases of investment securities available for sale	(7,045)	(6,023)
Proceeds from maturities and principal payments of investment securities held to maturity	61	420
Net change in loans	(5,343)	9,368
Purchases of premises and equipment	(153)	(867)
Proceeds from sales of premises and equipment	21	-
Proceeds from sales of other real estate owned	868	921
Return of investment in unconsolidated subsidiary	85	-
Net cash (used in) provided by investing activities	(1,652)	18,732

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	1,420	9,999
Interest-bearing deposits	(80,534)	8,153
Short-term borrowings	(2,672)	(4,134)
Excess tax expense from stock-based arrangements	26	83
Common stock dividends paid	-	(85)
Net cash (used in) provided by financing activities	(81,760)	14,016
Net (decrease) increase in cash and cash equivalents	(78,506)	38,257
Cash and cash equivalents at beginning of period	200,193	127,742
Cash and cash equivalents at end of period	$121,687	$165,999

Supplemental cash flows information:
Interest paid	$2,145	$2,646
Income taxes paid	$80	$-
Transfers from loans to other real estate owned	$2,267	$3,553

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2013, the consolidated results of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 and 2012, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2012 were derived from the 2012 audited financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

ASU 2013-04, “Liabilities (ASC Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance requires an entity to measure the obligation as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for the Company beginning January 1, 2014 and is not expected to have a significant impact on the Company’s financial statements.

Note 2 – Earnings/(Loss) Per Share

Basic earnings/(loss) per common share is calculated by dividing net income/(loss) available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share is calculated by dividing net income/(loss) available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). There is no dilutive effect on the loss per share during loss periods. The following table provides information relating to the calculation of earnings/(loss) per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2013	2012
Net income (loss)	$222	$(3,036)
Weighted average shares outstanding - Basic	8,458	8,457
Dilutive effect of common stock equivalents	-	-
Weighted average shares outstanding - Diluted	8,458	8,457
Earnings (loss) per common share - Basic	$0.03	$(0.36)
Earnings (loss) per common share - Diluted	$0.03	$(0.36)

The calculations of diluted earnings/(loss) per share excluded weighted average common stock equivalents of 54 thousand for the three months ended March 31 2013 and 17 thousand for the three months ended March 31, 2012 because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2013:
Obligations of U.S. Government agencies and corporations	$37,629	$828	$4	$38,453
Mortgage-backed securities	101,074	2,261	174	103,161
Equity securities	600	24	-	624
Total	$139,303	$3,113	$178	$142,238

December 31, 2012:
Obligations of U.S. Government agencies and corporations	$35,213	$903	$9	$36,107
Mortgage-backed securities	106,524	2,464	208	108,780
Equity securities	596	25	-	621
Total	$142,333	$3,392	$217	$145,508

Held-to-maturity securities:
March 31, 2013:
Obligations of states and political subdivisions	$2,594	$226	$-	$2,820

December 31, 2012:
Obligations of states and political subdivisions	$2,657	$227	$-	$2,884

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2013.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$2,995	$4	$-	$-	$2,995	$4
Mortgage-backed securities	25,086	174	-	-	25,086	174
Total	$28,081	$178	$-	$-	$28,081	$178

All of the securities with the unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at March 31, 2013.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2013.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$33	$34	$145	$145
Due after one year through five years	24,131	24,184	938	982
Due after five years through ten years	3,960	4,112	1,007	1,135
Due after ten years	110,579	113,284	504	558
	138,703	141,614	2,594	2,820
Equity securities	600	624	-	-
Total	$139,303	$142,238	$2,594	$2,820

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Construction	$108,086	$108,051
Residential real estate	289,738	288,011
Commercial real estate	319,364	314,941
Commercial	56,271	60,786
Consumer	12,294	13,293
Total loans	785,753	785,082
Allowance for credit losses	(15,735)	(15,991)
Total loans, net	$770,018	$769,091

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

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Once the amount of impairment has been determined, the uncollectible portion is charged off. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses. See additional discussion under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
March 31, 2013
Loans individually evaluated for impairment	$35,679	$18,940	$28,977	$702	$60	$-	$84,358
Loans collectively evaluated for impairment	72,407	270,798	290,387	55,569	12,234	-	701,395
Total loans	$108,086	$289,738	$319,364	$56,271	$12,294	$-	$785,753

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$561	$263	$591	$40	$4	$-	$1,459
Loans collectively evaluated for impairment	3,555	4,601	3,783	1,720	326	291	14,276
Total allowance for credit losses	$4,116	$4,864	$4,374	$1,760	$330	$291	$15,735

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2012
Loans individually evaluated for impairment	$37,029	$18,549	$32,447	$715	$87	$-	$88,827
Loans collectively evaluated for impairment	71,022	269,462	282,494	60,071	13,206	-	696,255
Total loans	$108,051	$288,011	$314,941	$60,786	$13,293	$-	$785,082

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$941	$598	$614	$-	$48	$-	$2,201
Loans collectively evaluated for impairment	3,446	4,596	3,520	1,682	359	187	13,790
Total allowance for credit losses	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2013 and December 31, 2012. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment
March 31, 2013
Impaired nonaccrual loans:
Construction	$12,246	$4,296	$4,161	$416	$8,106
Residential real estate	18,356	10,955	640	218	10,786
Commercial real estate	16,460	8,237	2,877	475	11,885
Commercial	1,596	547	40	40	552
Consumer	65	56	4	4	46
Total	48,723	24,091	7,722	1,153	31,375

Impaired accruing restructured loans:
Construction	27,222	22,292	4,930	145	27,206
Residential real estate	7,345	6,507	838	45	7,158
Commercial real estate	17,863	10,025	7,838	116	17,814
Commercial	115	115	-	-	118
Consumer	-	-	-	-	-
Total	52,545	38,939	13,606	306	52,296

Total impaired loans:
Construction	39,468	26,588	9,091	561	35,312
Residential real estate	25,701	17,462	1,478	263	17,944
Commercial real estate	34,323	18,262	10,715	591	29,699
Commercial	1,711	662	40	40	670
Consumer	65	56	4	4	46
Total	$101,268	$63,030	$21,328	$1,459	$83,671

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment
December 31, 2012
Impaired nonaccrual loans:
Construction	$14,288	$3,371	$6,323	$941	$12,428
Residential real estate	17,975	9,469	2,063	598	17,472
Commercial real estate	19,515	11,838	2,729	614	12,975
Commercial	1,556	594	-	-	1,538
Consumer	92	39	48	48	55
Total	53,426	25,311	11,163	2,201	44,468

Impaired accruing restructured loans:
Construction	27,335	27,335	-	-	21,193
Residential real estate	7,017	7,017	-	-	5,064
Commercial real estate	17,880	17,880	-	-	16,252
Commercial	121	121	-	-	87
Consumer	-	-	-	-	-
Total	52,353	52,353	-	-	42,596

Total impaired loans:
Construction	41,623	30,706	6,323	941	33,621
Residential real estate	24,992	16,486	2,063	598	22,536
Commercial real estate	37,395	29,718	2,729	614	29,227
Commercial	1,677	715	-	-	1,625
Consumer	92	39	48	48	55
Total	$105,779	$77,664	$11,163	$2,201	$87,064

The following tables provide information on loans that were modified and considered troubled debt restructurings during the three months ended March 31, 2013 and March 31, 2012.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
Troubled debt restructurings:
For the three months ended March 31, 2013
Construction	2	$123	$123	$-
Residential real estate	2	525	536	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-		-	-
Total	4	$648	$659	$-

For the three months ended March 31, 2012
Construction	2	$98	$98	$-
Residential real estate	-	-	-	-
Commercial real estate	2	5,351	5,497	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$5,449	$5,595	$-

The following tables provide information on troubled debt restructurings that defaulted during the three months ended March 31, 2013 and March 31, 2012.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
Troubled debt restructurings that subsequently defaulted (1):
For the three months ended March 31, 2013
Construction	-	$-	$-
Residential real estate	2	177	-
Commercial real estate	1	1,741	74
Commercial	-	-	-
Consumer	-	-	-
Total	3	$1,918	$74

For the three months ended March 31, 2012
Construction	1	$666	$-
Residential real estate	2	873	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	3	$1,539	$-

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

The following tables provide information on loan risk ratings as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
March 31, 2013
Construction	$49,924	$27,605	$22,100	$-	$8,457	$108,086
Residential real estate	238,085	25,033	14,950	75	11,595	289,738
Commercial real estate	264,320	22,831	21,099	-	11,114	319,364
Commercial	50,704	3,335	1,645	-	587	56,271
Consumer	12,178	53	3	-	60	12,294
Total	$615,211	$78,857	$59,797	$75	$31,813	$785,753

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2012
Construction	$45,385	$30,817	$22,155	$-	$9,694	$108,051
Residential real estate	237,299	23,657	15,090	433	11,532	288,011
Commercial real estate	257,418	21,554	21,402	-	14,567	314,941
Commercial	55,432	3,062	1,639	59	594	60,786
Consumer	13,147	-	59	-	87	13,293
Total	$608,681	$79,090	$60,345	$492	$36,474	$785,082

The following tables provide information on the aging of the loan portfolio as of March 31, 2013 and December 31, 2012.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
March 31, 2013
Construction	$99,493	$136	$-	$-	$136	$8,457	$108,086
Residential real estate	272,277	4,789	1,055	22	5,866	11,595	289,738
Commercial real estate	303,535	2,334	2,381	-	4,715	11,114	319,364
Commercial	54,988	588	108	-	696	587	56,271
Consumer	12,192	42	-	-	42	60	12,294
Total	$742,485	$7,889	$3,544	$22	$11,455	$31,813	$785,753
Percent of total loans	94.5%	1.0%	0.5%	-	1.5%	4.0%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2012
Construction	$98,221	$136	$-	$-	$136	$9,694	$108,051
Residential real estate	272,311	3,116	762	290	4,168	11,532	288,011
Commercial real estate	298,522	887	800	165	1,852	14,567	314,941
Commercial	59,746	380	66	-	446	594	60,786
Consumer	13,125	57	19	5	81	87	13,293
Total	$741,925	$4,576	$1,647	$460	$6,683	$36,474	$785,082
Percent of total loans	94.5%	0.6%	0.2%	0.1%	0.9%	4.6%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(707)	(793)	(1,075)	(87)	(49)	-	(2,711)
Recoveries	1	239	3	52	10	-	305
Net charge-offs	(706)	(554)	(1,072)	(35)	(39)	-	(2,406)

Provision	435	224	1,312	113	(38)	104	2,150
Ending balance	$4,116	$4,864	$4,374	$1,760	$330	$291	$15,735

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(1,072)	(4,119)	(690)	(3,355)	(15)	-	(9,251)
Recoveries	-	51	7	75	4	-	137
Net charge-offs	(1,072)	(4,068)	(683)	(3,280)	(11)	-	(9,114)

Provision	671	3,502	817	3,321	(2)	61	8,370
Ending balance	$3,344	$4,448	$3,549	$1,539	$581	$83	$13,544

Note 5 – Other Assets

The Company had the following other assets at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonmarketable investment securities	$2,385	$2,750
Insurance premiums receivable	855	1,089
Accrued interest receivable	2,711	2,796
Income taxes receivable	5,332	5,160
Deferred income taxes	8,732	9,180
Prepaid expenses	2,259	2,227
Other assets	5,736	5,634
Total	$28,010	$28,836

Note 6 – Other Liabilities

The Company had the following other liabilities at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Accrued interest payable	$325	$339
Other accounts payable	3,667	3,657
Deferred compensation liability	2,525	2,431
Other liabilities	2,499	2,320
Total	$9,016	$8,747

Note 7 - Stock-Based Compensation

As of March 31, 2013, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the first three months of 2013 and 2012.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Stock-based compensation expense	$22	$97
Excess tax expense related to stock-based compensation	26	83

	March 31,
(Dollars in thousands)	2013	2012
Unrecognized stock-based compensation expense	$148	$257
Weighted average period unrecognized expense is expected to be recognized	2.1 years	2.3 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2013.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	6,548	$14.89
Granted	3,930	6.81
Vested	(6,548)	14.89
Cancelled	-	-
Nonvested at end of period	3,930	$6.81

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2013.

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Shares	Exercise Price	Fair Value
Outstanding at beginning of period	54,216	$6.64	$3.44
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of period	54,216	$6.64	$3.44

Exercisable at end of period	-	$-	$-

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected contract life (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options outstanding at March 31, 2013.

Dividend yield	0.60%
Expected volatility	58.65%
Risk-free interest rate	1.69%
Expected contract life (in years)	5.83

At the end of the first quarter of 2013, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $8 thousand based on the $6.79 market value per share of Shore Bancshares, Inc.’s common stock at March 31, 2013. Since there were no options exercised during the first three months of 2013 or 2012, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At March 31, 2013, the weighted average remaining contract life of options outstanding was 9.0 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

(Dollars in thousands)	Unrealized holding gains (losses) on available for sale securities	Unrealized holding gains (losses) on cash flow hedging activities	Accumulated other comprehensive income (loss)
Balance, December 31, 2012	$1,894	$(1,186)	$708
Unrealized holding gains (losses)	(144)	248	104
Balance, March 31, 2013	$1,750	$(938)	$812

Balance, December 31, 2011	$1,370	$(3,059)	$(1,689)
Unrealized holding gains	228	214	442
Balance, March 31, 2012	$1,598	$(2,845)	$(1,247)

Note 9 – Fair Value Measurements

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

Derivative Assets

Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy. As of March 31, 2013 and December 31, 2012, the Company’s derivative instruments consisted solely of interest rate caps. These derivative assets are included in other assets in the accompanying consolidated balance sheets.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. No assets were transferred from one hierarchy level to another during the first three months of 2013 or 2012.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Securities available for sale:
U.S. Government agencies	$38,453	$-	$38,453	$-
Mortgage-backed securities	103,161	-	103,161	-
Other equity securities	624	-	624	-
Total	$142,238	$-	$142,238	$-

Interest rate caps	$14	$-	$14	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$36,107	$-	$36,107	$-
Mortgage-backed securities	108,780	-	108,780	-
Other equity securities	621	-	621	-
Total	$145,508	$-	$145,508	$-

Interest rate caps	$14	$-	$14	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At March 31, 2013 and December 31, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2013 and December 31, 2012, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2013 and 2012. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the three months ended March 31, 2013
Impaired loans:
Beginning balance	$36,088	$17,951	$31,833	$715	$39	$86,626
Charge-offs	(707)	(786)	(1,075)	(47)	(34)	(2,649)
Payments	(563)	(199)	(817)	(6)	(4)	(1,589)
Transfers to other real estate owned	(205)	(415)	(1,601)	-	-	(2,221)
Returned to performing status	-	(24)	-	-	-	(24)
Changed to nonaccrual status	-	(177)	-	-	-	(177)
Additions	125	1,992	23	40	11	2,191
Changes in allowance	380	335	23	(40)	44	742
Ending balance	$35,118	$18,677	$28,386	$662	$56	$82,899

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the three months ended March 31, 2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(1,072)	(4,092)	(690)	(194)	-	(6,048)
Payments	(675)	(834)	(1,326)	(25)	-	(2,860)
Transfers to other real estate owned	(1,600)	(676)	(1,212)	(30)	-	(3,518)
Returned to performing status	-	-	-	-	-	-
Changed to nonaccrual status	-	(786)	-	-	-	(786)
Additions	648	7,200	7,057	1,114	30	16,049
Changes in allowance	38	418	(193)	(487)	-	(224)
Ending balance	$24,505	$23,832	$27,214	$2,116	$58	$77,725

	For the Three Months Ended
(Dollars in thousands)	March 31,
	2013	2012
Other real estate owned:
Beginning balance	$7,659	$9,385
Sales	(888)	(945)
Write-downs	(672)	(575)
Additions	2,267	3,553
Ending balance	$8,366	$11,418

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

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$121,687	$121,687	$200,193	$200,193
Investment securities held to maturity	2,594	2,820	2,657	2,884
Level 3 inputs
Loans, net	770,018	796,541	769,091	798,381

Financial liabilities
Level 2 inputs
Deposits	$970,159	$973,610	$1,049,273	$1,052,382
Short-term borrowings	11,088	11,088	13,761	13,761

Note 10 – Derivative Instruments and Hedging Activities

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

During the second quarter of 2009, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. These money market deposit accounts are associated with the Promontory Insured Network Deposits Program (the “IND Program”) in which the Company participates. The aggregate fair value of the interest rate caps was a derivative asset of $14 thousand at both March 31, 2013 and December 31, 2012. Because the interest rate caps qualified for hedge accounting, during the first quarter of 2013 the balances of these derivative assets increased $416 thousand to reflect unrealized holding gains, and decreased by the same amount to reflect the charge to interest expense associated with the hedged money market deposit accounts. The comparable amounts for the first quarter of 2012 were $359 thousand and $460 thousand, respectively.

In December 2012, the Company decided to partially exit the IND Program in an effort to reduce its excess liquidity and, as a result, the deposits related to this program, which totaled $90 million at the end of 2012, declined to $28 million at the end of the first quarter of 2013. As such, the ineffective portion of the interest rate caps used to hedge the interest rates on these deposits was terminated. By terminating a portion of the interest rate caps, the interest expense related to the hedged money market deposit accounts declined from $460 thousand for the first quarter of 2012 to $416 thousand for the first quarter of 2013. The rate paid on interest-bearing liabilities decreased from 1.20% for the first quarter of 2012 to 1.02% for the first quarter of 2013 partially due to the lower interest expense related to the hedged money market deposits. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $1.4 million, which is $1.1 million less than if a portion of the cash flow hedge had not been terminated.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $428 thousand at both March 31, 2013 and December 31, 2012.

Note 11 – Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, to meet the financial needs of its customers, the Company’s bank subsidiaries are parties to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company’s bank subsidiaries to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The following table provides information on commitments outstanding at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$125,876	$141,518
Letters of credit	12,528	12,817
Total	$138,404	$154,335

Note 12 – Segment Reporting

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

The following table includes selected financial information by business segments for the first three months of 2013 and 2012.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2013
Interest income	$10,588	$19	$-	$10,607
Interest expense	(2,130)	-	-	(2,130)
Provision for credit losses	(2,150)	-	-	(2,150)
Noninterest income	1,492	3,007	(9)	4,490
Noninterest expense	(6,233)	(2,513)	(1,745)	(10,491)
Net intersegment (expense) income	(1,304)	(174)	1,478	-
Income (loss) before taxes	263	339	(276)	326
Income tax (expense) benefit	(84)	(108)	88	(104)
Net income (loss)	$179	$231	$(188)	$222

Total assets	$1,085,625	$16,489	$2,497	$1,104,611

2012
Interest income	$11,834	$22	$-	$11,856
Interest expense	(2,656)	-	(5)	(2,661)
Provision for credit losses	(8,370)	-	-	(8,370)
Noninterest income	1,728	2,840	6	4,574
Noninterest expense	(6,357)	(2,535)	(1,606)	(10,498)
Net intersegment (expense) income	(1,399)	(138)	1,537	-
(Loss) income before taxes	(5,220)	189	(68)	(5,099)
Income tax benefit (expense)	2,114	(79)	28	2,063
Net (loss) income	$(3,106)	$110	$(40)	$(3,036)

Total assets	$1,150,516	$17,112	$2,093	$1,169,721

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

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012.

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”). The Banks operate 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and an insurance premium finance company, Mubell Finance, LLC (all of the foregoing are collectively referred to as the “Insurance Subsidiary”). Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc.

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

Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based on an analysis of each of its individual operating segments (i.e., the Banks and Insurance Subsidiary). If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss.

Fair Value

The Company measures certain financial assets and liabilities at fair value. Investment securities and interest rate caps are significant financial assets measured at fair value on a recurring basis. Impaired loans and other real estate owned are significant financial assets measured at fair value on a nonrecurring basis. See Note 9, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for a further discussion of fair value.

OVERVIEW

The Company reported net income of $222 thousand for the first quarter of 2013, or diluted income per common share of $0.03, compared to a net loss of $3.0 million, or diluted loss per common share of $(0.36), for the first quarter of 2012. For the fourth quarter of 2012, the Company reported a net loss of $5.1 million, or diluted loss per common share of $(0.60). When comparing the first quarter of 2013 to the first quarter of 2012, the principal factors driving the difference were a $6.2 million decrease in the provision for credit losses partially offset by a $718 thousand decrease in net interest income. When comparing the first quarter of 2013 to the fourth quarter of 2012, the primary reasons for the difference in results were a $7.5 million decrease in the provision for credit losses and a $1.9 million increase in noninterest income, which were partially offset by an $806 thousand increase in noninterest expenses. The increase in noninterest income was mainly due to a $1.3 million loss incurred during the fourth quarter of 2012 to terminate the ineffective portion of an interest rate cap instrument. Annualized return on average assets was 0.08% for the three months ended March 31, 2013, compared to (1.05)% for the same period in 2012. Annualized return on average stockholders’ equity was 0.79% for the first quarter of 2013, compared to (10.04)% for the first quarter of 2012. For the fourth quarter of 2012, annualized return on average assets was (1.71)% and return on average equity was (17.15)%.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for the first quarter of 2013 was $8.5 million, compared to $9.2 million for the first quarter of 2012. The decrease was primarily due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.30% for the first quarter of 2013 and 3.42% for the first quarter of 2012. The $19.3 million in loan charge-offs since the end of the first quarter of 2013 continued to negatively impact our net interest income and net interest margin. For the fourth quarter of 2012, tax-equivalent net interest income was $8.4 million and the net interest margin was 3.02%. The increase in net interest income for the first quarter of 2013 when compared to the fourth quarter of 2012 was primarily due to a decline in interest expense that was more than enough to offset the decline in interest income. The reduced interest expense was mainly the result of lower balances in money market and savings deposits due to the Company partially exiting the Promontory Insured Network Deposits Program (“IND Program”), and lower rates paid on these deposits due to terminating a portion of the interest rate caps associated with these hedged deposits. In December 2012, the Company decided to partially exit the IND Program to reduce excess liquidity. The partial exit from the IND Program required the termination of a portion of the interest rate caps in the fourth quarter of 2012, which reduced interest expense and benefited the net interest margin in the first quarter of 2013.

On a tax-equivalent basis, interest income was $10.6 million for the first quarter of 2013, declining from the $11.9 million recorded for the first quarter of 2012. The decrease in interest income was due to a 27 basis point decline in yields earned on average earning assets (i.e., loans, investment securities, federal funds sold and interest-bearing deposits with other banks) and a 4.0% decrease in average balances of earning assets. Changes in the balances and rates related to loans had the largest impact on interest income. For the first quarter of 2013, average loans decreased 5.9% and the yield earned on loans decreased from 5.33% to 5.14% when compared to the first quarter of 2012, which reduced interest income by $1.1 million. Loans comprised 75.0% of total average earning assets for the first quarter of 2013, compared to 76.5% for the first quarter of 2012. Taxable investment securities grew $16.4 million, or 12.6%, when comparing the first quarter of 2013 with the first quarter of 2012, although yields declined from 2.35% to 1.78%, which reduced interest income $114 thousand. The yields on taxable investment securities decreased because the reinvestment rates on investment securities purchased during 2013 were lower than the yields on the investment securities that matured during the period. The remaining components of average earning assets decreased $10.9 million, primarily from a reduction in federal funds sold and interest-bearing deposits, and the yields earned on these assets declined 13 basis points, primarily from lower yields on tax-exempt investment securities, which reduced interest income $48 thousand. The decrease in federal funds sold and interest-bearing deposits reflected a reduction in excess liquidity. Tax-equivalent interest income decreased 3.3% when compared to the fourth quarter of 2012 mainly due to a 5.8% decrease in average earning assets which was partially offset by a 19 basis point increase in yields.

Interest expense decreased $531 thousand, or 20.0%, when comparing the first quarter of 2013 to the first quarter of 2012. The decrease in interest expense was due to a 5.1% decrease in average balances of interest-bearing liabilities (i.e., deposits and borrowings) and an 18 basis point decline in rates paid on interest-bearing liabilities. Changes in the balances and rates related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended March 31, 2013, the average balances of time deposits decreased $24.8 million, or 5.6%, when compared to the same period last year, and the rates paid on time deposits decreased 20 basis points, which reduced interest expense $321 thousand. The decrease in average time deposits reflected a reduction in the Company’s liquidity needs and the lower rates reflected current market conditions. Also contributing to the decrease in interest expense when comparing the first quarter of 2013 with the first quarter of 2012 was a $35.2 million, or 12.6%, decline in the average balances of money market and savings deposits and a 15 basis point decline in the rates paid on these deposits, which reduced interest expense $195 thousand. The decrease in money market and savings deposits was primarily due to the decline in deposits associated with the IND Program. In December 2012, the Company decided to partially exit the IND Program as a way to decrease its excess liquidity. The lower rates paid on these deposits were due to terminating the ineffective portion of the interest rate caps associated with these deposits. By terminating a portion of the interest rate caps, the interest expense related to the hedged money market deposit accounts declined from $460 thousand for the first quarter of 2012 to $416 thousand for the first quarter of 2013. The Company expects that the charge to interest expense associated with the hedged deposits over the next 12 months will be approximately $1.4 million, which is $1.1 million less than if a portion of the interest rate caps had not been terminated. See Note 10, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for additional information. When comparing the first quarter of 2013 to the fourth quarter of 2012, interest expense decreased $449 thousand, or 17.4%. The decline was primarily due to lower average balances of and interest rates paid on money market and savings deposits due to the partial exit from the IND Program and the termination of a portion of the interest rate caps associated with these deposits during the fourth quarter of 2012.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$783,757	$9,932	5.14%	$832,585	$11,040	5.33%
Investment securities
Taxable	146,176	643	1.78	129,767	757	2.35
Tax-exempt	580	7	4.85	4,270	57	5.36
Federal funds sold	8,184	2	0.11	9,794	2	0.06
Interest-bearing deposits	106,058	50	0.19	111,690	48	0.17
Total earning assets	1,044,755	10,634	4.13%	1,088,106	11,904	4.40%
Cash and due from banks	24,966			18,174
Other assets	69,185			68,163
Allowance for credit losses	(16,596)			(14,877)
Total assets	$1,122,310			$1,159,566

Interest-bearing liabilities
Demand deposits	$173,714	71	0.17%	$153,291	74	0.19%
Money market and savings deposits (4)	244,182	583	0.97	279,355	778	1.12
Certificates of deposit $100,000 or more	216,288	740	1.39	240,521	871	1.46
Other time deposits	201,171	728	1.47	201,743	918	1.83
Interest-bearing deposits	835,355	2,122	1.03	874,910	2,641	1.21
Short-term borrowings	11,987	8	0.27	17,621	15	0.35
Long-term debt	-	-	-	455	5	4.63
Total interest-bearing liabilities	847,342	2,130	1.02%	892,986	2,661	1.20%
Noninterest-bearing deposits	151,970			136,260
Other liabilities	8,748			8,662
Stockholders’ equity	114,250			121,658
Total liabilities and stockholders’ equity	$1,122,310			$1,159,566

Net interest spread		$8,504	3.11%		$9,243	3.20%
Net interest margin			3.30%			3.42%

Tax-equivalent adjustment
Loans		$25			$29
Investment securities		2			19
Total		$27			$48

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2013 and 2012 exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense by $416 thousand for the first quarter of 2013 and $460 thousand for the first quarter of 2012.

Noninterest Income

Noninterest income for the first quarter of 2013 decreased $84 thousand, or 1.8%, when compared to the first quarter of 2012. The lower amount was primarily due to a reduction in service charges on deposit accounts ($76 thousand) and other noninterest income ($99 thousand) which was partially offset by an increase in insurance agency commissions ($124 thousand), due to contingency payments which are typically received in the first quarter of each year and are based on the prior year’s performance. The change in other noninterest income was mainly due to a decline in income from other real estate owned. Total noninterest income for the first quarter of 2013 increased $1.9 million when compared to the fourth quarter of 2012. The increase was primarily a result of the previously mentioned $1.3 million loss incurred during the fourth quarter of 2012 to terminate the ineffective portion of an interest rate cap instrument. Also contributing to the increase were higher insurance agency commissions of $521 thousand, resulting from higher contingency payments.

Noninterest Expense

Noninterest expense for the first quarter of 2013 remained relatively unchanged when compared to the first quarter of 2012 and increased $806 thousand when compared to the fourth quarter of 2012. The change from the fourth quarter of 2012 was mainly due to employee benefits which increased $211 thousand and other noninterest expenses which increased $433 thousand. Employee benefits included higher payroll taxes ($128 thousand) and group insurance costs ($87 thousand) while other noninterest expenses included higher write-downs of other real estate owned ($421 thousand).

Income Taxes

The Company reported an income tax expense of $104 thousand for the first quarter of 2013 and an income tax benefit of $2.1 million for the first quarter of 2012. The effective tax rate was a 31.9% expense for the first quarter of 2013 and a 40.5% benefit for the first quarter of 2012.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $785.8 million at March 31, 2013 and $785.1 million at December 31, 2012. Loans included deferred costs, net of deferred fees, of $300 thousand at March 31, 2013 and $286 thousand at December 31, 2012. We do not engage in foreign or subprime lending activities. Since the end of 2012, commercial real estate and residential real estate loans grew $4.4 million and $1.7 million, respectively, while commercial and consumer loans declined $4.5 million and $999 thousand, respectively. Construction loans remained unchanged. Although loans increased slightly from the end of 2012 and net charge-offs declined when compared to the first and fourth quarters of 2012, fewer high-quality loan opportunities and our level of loan charge-offs continue to impede overall loan growth and financial performance. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $108.1 million, or 13.8% of total loans, at March 31, 2013, the same as at December 31, 2012. Commercial real estate loans were approximately $319.4 million, or 40.5% of total loans, at March 31, 2013, compared to $314.9 million, or 40.1% of total loans, at December 31, 2012. Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry, and the soft economy on the Delmarva Peninsula in general, have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio.

Allowance for Credit Losses

We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The evaluation of the adequacy of the allowance for credit losses is based primarily on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans, each grouped by loan type. Each loan type is assigned allowance factors based on criteria such as past credit loss experience, local economic and industry trends, and other measures which may impact collectibility. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs to maintain the allowance.

The provision for credit losses was $2.2 million for the first quarter of 2013, $8.4 million for the first quarter of 2012 and $9.7 million for the fourth quarter of 2012. The lower level of provision for credit losses was primarily due to a lower level of loan charge-offs and a decrease in nonaccrual loans. Although credit quality has been negatively impacted by weak economic conditions, we continue to observe strong underwriting guidelines. However, when problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans. Management expects to continue charging off nonperforming assets as rapidly as possible, to enable the Company to improve its overall credit quality and permanently reduce problem loans. In appropriate cases, management also works with borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $2.4 million for the first quarter of 2013 and $9.1 million for the first quarter of 2012, as shown in the following table. Net charge-offs were $6.6 million for the fourth quarter of 2012. The charge offs in all three quarters were mainly real estate related loans. The allowance for credit losses as a percentage of average loans was 2.01% for the first quarter of 2013, compared to 1.63% for the first quarter of 2012 and 2.00% for the fourth quarter of 2012. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2013.

The following table presents a summary of the activity in the allowance for credit losses for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Allowance balance – beginning of period	$15,991	$14,288
Charge-offs:
Construction	(707)	(1,072)
Residential real estate	(793)	(4,119)
Commercial real estate	(1,075)	(690)
Commercial	(87)	(3,355)
Consumer	(49)	(15)
Totals	(2,711)	(9,251)
Recoveries:
Construction	1	-
Residential real estate	239	51
Commercial real estate	3	7
Commercial	52	75
Consumer	10	4
Totals	305	137
Net charge-offs	(2,406)	(9,114)
Provision for credit losses	2,150	8,370
Allowance balance – end of period	$15,735	$13,544

Average loans outstanding during the period	$783,757	$832,585
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	1.25%	4.40%
Allowance for credit losses at period end as a percentage of average loans	2.01%	1.63%

Nonperforming Assets

Nonperforming assets were $92.7 million at March 31, 2013, compared to $96.9 million at December 31, 2012, as shown in the following table. Nonperforming assets were $94.6 million at March 31, 2012. The decrease from the end of 2012 included a $5.1 million decline in nonaccrual and 90 days past due and still accruing loans, net of a $707 thousand increase in other real estate owned and a $192 thousand increase in accruing troubled debt restructurings. The decrease in nonperforming assets at March 31, 2013 when compared to March 31, 2012 included a $24.4 million decline in aggregate in nonaccrual and 90 days past due and still accruing loans, and other real estate owned and a $22.5 million increase in troubled debt restructurings. See Note 9, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for additional details on the changes in the balances of nonperforming assets. The ratio of total nonperforming assets to total loans and other real estate owned was 11.68% at March 31, 2013, compared to 12.23% at December 31, 2012 and 11.40% at March 31, 2012. Gross interest income of $559 thousand, $2.9 million and $632 thousand for the first quarter of 2013, fiscal year 2012 and the first quarter of 2012, respectively, would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. No interest was recorded on these loans during the first quarter of 2013 or 2012.

The Company continues to focus on the resolution of its nonperforming and problem loans. The efforts to accomplish this goal include the following:

•	frequent contact with borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon;

•	obtaining updated appraisals;

•	further provisions for loan losses;

•	loan charge-offs;

•	transfers of loans to other real estate owned; and

•	aggressively marketing other real estate owned.

The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Nonperforming assets
Nonaccrual loans
Construction	$8,457	$9,694
Residential real estate	11,595	11,532
Commercial real estate	11,114	14,567
Commercial	587	594
Consumer	60	87
Total nonaccrual loans	31,813	36,474

Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	22	290
Commercial real estate	-	165
Commercial	-	-
Consumer	-	5
Total loans 90 days or more past due and still accruing	22	460

Accruing troubled debt restructurings
Construction	27,222	27,335
Residential real estate	7,345	7,017
Commercial real estate	17,863	17,880
Commercial	115	121
Consumer	-	-
Total accruing troubled debt restructurings	52,545	52,353
Total nonperforming loans	84,380	89,287
Other real estate owned	8,366	7,659
Total nonperforming assets	$92,746	$96,946

Nonaccrual loans to total loans	4.05%	4.65%
Nonaccrual loans to total assets	2.88%	3.08%
Nonperforming assets to total loans and other real estate owned	11.68%	12.23%
Nonperforming assets to total assets	8.40%	8.18%

Potential Problem Loans

Total past due loans on an accruing status increased from $6.7 million at December 31, 2012 to $11.5 million at March 31, 2013. The Company will continue to monitor these loans and take such action in an effort to prevent these loans from migrating to nonaccrual status.

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2013 and December 31, 2012, 98% of the portfolio was classified as available for sale and 2% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $144.8 million at March 31, 2013, a $3.3 million, or 2.2%, decrease since December 31, 2012. At the end of March 2013, 26.6% of the securities in the portfolio were U.S. Government agencies and 71.2% were mortgage-backed securities, compared to 24.8% and 74.8% , respectively, at year-end 2012. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Although period-end investment securities were lower, the average balance of investment securities increased to $146.8 million for the first quarter of 2013, compared to $134.0 million for the same period in 2012. Investment securities comprised 14.0% of total average earning assets for the first quarter of 2013, higher than the 12.3% for the first quarter of 2012. The tax-equivalent yields on investment securities were 1.80% and 2.44% for the first quarter of 2013 and 2012, respectively.

Deposits

Total deposits at March 31, 2013 were $970.2 million, a $79.1 million, or 7.5%, decrease when compared to the $1.049 billion at December 31, 2012. The decrease in deposits was mainly due to a decline in money market deposit accounts associated with the IND Program. As previously mentioned, the Company decided to partially exit the IND Program as a way to decrease its excess liquidity. Also contributing to the decrease in deposits was a $22.9 million decline in time deposits reflecting a reduction in the Company’s liquidity needs. Noninterest-bearing deposits increased $1.4 million, or slightly less than 1.0%, from the end of 2012.

Short-Term Borrowings

Short-term borrowings at March 31, 2013 and December 31, 2012 were $11.1 million and $13.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2013 and December 31, 2012, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at March 31, 2013 and December 31, 2012. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $54.7 million and $58.0 million at March 31, 2013 and December 31, 2012, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $114.3 million at March 31, 2013, compared to $114.0 million at December 31, 2012. Net income and unrealized gains on cash flow hedging activities ($248 thousand) relating to the interest rate caps contributed to the increase in stockholders’ equity since the end of 2012. The increase was partially offset by unrealized losses on available-for-sale securities ($144 thousand). On May 3, 2012, the board of directors of Shore Bancshares, Inc. voted to suspend quarterly cash dividends until further notice in order to mitigate declines in capital and capital ratios.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. At March 31, 2013, the Company’s capital ratios were well in excess of regulatory minimums.

The table below presents a comparison of the Company’s capital ratios to the minimum regulatory requirements as of March 31, 2013 and December 31, 2012.

			Minimum
	March 31,	December 31,	Regulatory
	2013	2012	Requirements
Tier 1 risk-based capital ratio	12.26%	12.05%	4.00%
Total risk-based capital ratio	13.52%	13.32%	8.00%
Leverage ratio	8.80%	8.32%	4.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2012.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2013 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits.

The exhibits filed or furnished with this quarterly report are shown on the Exhibit List that follows the signatures to this report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 15, 2013	By:	/s/ W. Moorhead Vermilye
W. Moorhead Vermilye
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ George S. Rapp
George S. Rapp
Vice President & Chief Financial Officer
(Principal Accounting Officer)

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

