Form 10-Q
period 2013-06-30
SHORE BANCSHARES INC
filed 2013-08-14
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-22345

SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

28969 Information Lane, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

(410) 763-7800

Registrant’s Telephone Number, Including Area Code

                18 East Dover Street, Easton, Maryland 21601
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,461,289 shares of common stock outstanding as of July 31, 2013.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$22,607	$26,579
Interest-bearing deposits with other banks	99,332	164,864
Federal funds sold	2,567	8,750
Investment securities:
Available for sale, at fair value	95,336	145,508
Held to maturity, at amortized cost – fair value of $2,748 (2013) and $2,884 (2012)	2,591	2,657

Loans	782,188	785,082
Less: allowance for credit losses	(15,723)	(15,991)
Loans, net	766,465	769,091

Premises and equipment, net	15,315	15,593
Goodwill	12,454	12,454
Other intangible assets, net	3,668	3,816
Other real estate and other assets owned, net	6,408	7,659
Other assets	27,534	28,836
TOTAL ASSETS	$1,054,277	$1,185,807

LIABILITIES
Deposits:
Noninterest-bearing	$158,562	$153,992
Interest-bearing	763,545	895,281
Total deposits	922,107	1,049,273

Short-term borrowings	10,095	13,761
Other liabilities	8,481	8,747
TOTAL LIABILITIES	940,683	1,071,781

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,461,289 (2013) and 8,457,359 (2012)	85	85
Additional paid in capital	32,169	32,155
Retained earnings	81,661	81,078
Accumulated other comprehensive (loss) income	(321)	708
TOTAL STOCKHOLDERS’ EQUITY	113,594	114,026
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,054,277	$1,185,807

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

INTEREST INCOME
Interest and fees on loans	$10,142	$10,890	$20,049	$21,901
Interest and dividends on investment securities:
Taxable	568	707	1,211	1,464
Tax-exempt	4	32	9	70
Interest on federal funds sold	1	2	3	4
Interest on deposits with other banks	40	61	90	109
Total interest income	10,755	11,692	21,362	23,548

INTEREST EXPENSE
Interest on deposits	1,748	2,643	3,870	5,284
Interest on short-term borrowings	6	11	14	26
Interest on long-term debt	-	5	-	10
Total interest expense	1,754	2,659	3,884	5,320

NET INTEREST INCOME	9,001	9,033	17,478	18,228
Provision for credit losses	2,700	3,525	4,850	11,895

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,301	5,508	12,628	6,333

NONINTEREST INCOME
Service charges on deposit accounts	600	622	1,172	1,270
Trust and investment fee income	393	446	783	869
Gains on sales of investment securities	913	-	913	-
Insurance agency commissions	2,633	2,406	5,446	5,095
Loss on termination of cash flow hedge	(1,306)	-	(1,306)	-
Other noninterest income	729	1,103	1,444	1,917
Total noninterest income	3,962	4,577	8,452	9,151

NONINTEREST EXPENSE
Salaries and wages	4,307	4,376	8,590	8,792
Employee benefits	1,006	956	2,140	2,126
Occupancy expense	612	638	1,209	1,325
Furniture and equipment expense	243	212	493	463
Data processing	706	694	1,409	1,360
Directors’ fees	55	127	176	236
Amortization of other intangible assets	74	96	148	222
Insurance agency commissions expense	458	344	919	729
FDIC insurance premium expense	367	344	733	617
Write-downs of other real estate owned	56	278	728	853
Other noninterest expenses	1,875	1,598	3,705	3,438
Total noninterest expense	9,759	9,663	20,250	20,161

INCOME (LOSS) BEFORE INCOME TAXES	504	422	830	(4,677)
Income tax expense (benefit)	143	129	247	(1,934)

NET INCOME (LOSS)	$361	$293	$583	$(2,743)

Basic net income (loss) per common share	$0.04	$0.03	$0.07	$(0.32)
Diluted net income (loss) per common share	$0.04	$0.03	$0.07	$(0.32)
Dividends paid per common share	$-	$-	$-	$0.01

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$361	$293	$583	$(2,743)

Other comprehensive (loss) income
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(2,560)	534	(2,800)	915
Tax effect	1,034	(216)	1,130	(369)
Reclassification of gains recognized in net income	(913)	-	(913)	-
Tax effect	368	-	368	-
Net of tax amount	(2,071)	318	(2,215)	546

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	265	421	681	780
Tax effect	(106)	(170)	(274)	(315)
Reclassification of losses recognized in net income	1,306	-	1,306	-
Tax effect	(527)	-	(527)	-
Net of tax amount	938	251	1,186	465
Total other comprehensive (loss) income	(1,133)	569	(1,029)	1,011
Comprehensive (loss) income	$(772)	$862	$(446)	$(1,732)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2013 and 2012
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026
Comprehensive loss:
Net income	-	-	583	-	583
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	(2,215)	(2,215)
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	-	-	-	1,186	1,186
Total comprehensive loss					(446)

Stock-based compensation	-	14	-	-	14

Balances, June 30, 2013	$85	$32,169	$81,661	$(321)	$113,594

Balances, January 1, 2012	$85	$32,052	$90,801	$(1,689)	$121,249

Comprehensive loss:
Net loss	-	-	(2,743)	-	(2,743)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	546	546
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	465	465
Total comprehensive loss					(1,732)

Stock-based compensation	-	35	-	-	35

Cash dividends paid ($0.01 per share)	-	-	(85)	-	(85)

Balances, June 30, 2012	$85	$32,087	$87,973	$(678)	$119,467

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$583	$(2,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	4,850	11,895
Depreciation and amortization	1,246	1,324
Discount accretion on debt securities	(21)	(39)
Stock-based compensation expense	40	141
Excess tax expense from stock-based arrangements	(26)	(106)
Deferred income tax (benefit) expense	(1,006)	238
Gains on sales of investment securities	(913)	-
Gains on disposals of premises and equipment	-	(226)
Losses on sales and write-downs of other real estate owned	911	862
Loss on termination of cash flow hedge	1,306	-
Net changes in:
Accrued interest receivable	(55)	289
Other assets	3,493	(972)
Accrued interest payable	(53)	19
Other liabilities	(256)	110
Net cash provided by operating activities	10,099	10,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	18,612	21,308
Proceeds from sales of investment securities available for sale	40,351	-
Purchases of investment securities available for sale	(12,048)	(24,238)
Proceeds from maturities and principal payments of investment securities held to maturity	61	1,305
Net change in loans	(4,680)	13,529
Purchases of premises and equipment	(203)	(1,381)
Proceeds from sales of premises and equipment	4	307
Proceeds from sales of other real estate owned	2,838	1,395
Return of investment in unconsolidated subsidiary	85	-
Net cash provided by investing activities	45,020	12,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	4,570	15,671
Interest-bearing deposits	(131,736)	7,113
Short-term borrowings	(3,666)	(3,991)
Excess tax expense from stock-based arrangements	26	106
Common stock dividends paid	-	(85)
Net cash (used in) provided by financing activities	(130,806)	18,814
Net (decrease) increase in cash and cash equivalents	(75,687)	41,831
Cash and cash equivalents at beginning of period	200,193	127,742
Cash and cash equivalents at end of period	$124,506	$169,573

Supplemental cash flows information:
Interest paid	$3,937	$5,302
Income taxes paid	$157	$109
Transfers from loans to other real estate owned	$2,456	$4,371

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2013, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2013 and 2012, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2012 were derived from the 2012 audited financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net income (loss)	$361	$293	$583	$(2,743)
Weighted average shares outstanding - Basic	8,461	8,457	8,460	8,457
Dilutive effect of common stock equivalents	4	-	-	-
Weighted average shares outstanding - Diluted	8,465	8,457	8,460	8,457
Earnings (loss) per common share - Basic	$0.04	$0.03	$0.07	$(0.32)
Earnings (loss) per common share - Diluted	$0.04	$0.03	$0.07	$(0.32)

The calculations of diluted earnings/(loss) per share excluded weighted average common stock equivalents of 0 and 54 thousand for the three and six months ended June 30, 2013, respectively, and 57 thousand and 37 thousand for the three and six months ended June 30, 2012, respectively, because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2013:
Obligations of U.S. Government agencies and corporations	$29,718	$46	$331	$29,433
Mortgage-backed securities	65,553	477	731	65,299
Equity securities	603	1	-	604
Total	$95,874	$524	$1,062	$95,336

December 31, 2012:
Obligations of U.S. Government agencies and corporations	$35,213	$903	$9	$36,107
Mortgage-backed securities	106,524	2,464	208	108,780
Equity securities	596	25	-	621
Total	$142,333	$3,392	$217	$145,508

Held-to-maturity securities:
June 30, 2013:
Obligations of states and political subdivisions	$2,591	$157	$-	$2,748

December 31, 2012:
Obligations of states and political subdivisions	$2,657	$227	$-	$2,884

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2013.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Gov’t. agencies and corporations	$26,712	$331	$-	$-	$26,712	$331
Mortgage-backed securities	38,369	731	-	-	38,369	731
Total	$65,081	$1,062	$-	$-	$65,081	$1,062

All of the securities with unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at June 30, 2013.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2013.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24	$25	$145	$145
Due after one year through five years	26,102	25,911	936	972
Due after five years through ten years	1,507	1,537	1,007	1,098
Due after ten years	67,638	67,259	503	533
	95,271	94,732	2,591	2,748
Equity securities	603	604	-	-
Total	$95,874	$95,336	$2,591	$2,748

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Construction	$104,516	$108,051
Residential real estate	288,494	288,011
Commercial real estate	321,191	314,941
Commercial	56,448	60,786
Consumer	11,539	13,293
Total loans	782,188	785,082
Allowance for credit losses	(15,723)	(15,991)
Total loans, net	$766,465	$769,091

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2013
Loans individually evaluated for impairment	$34,638	$22,438	$27,258	$711	$51	$-	$85,096
Loans collectively evaluated for impairment	69,878	266,056	293,933	55,737	11,488	-	697,092
Total loans	$104,516	$288,494	$321,191	$56,448	$11,539	$-	$782,188

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$717	$377	$2,189	$29	$-	$-	$3,312
Loans collectively evaluated for impairment	3,629	3,882	3,325	1,187	301	87	12,411
Total allowance for credit losses	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2012
Loans individually evaluated for impairment	$37,029	$18,549	$32,447	$715	$87	$-	$88,827
Loans collectively evaluated for impairment	71,022	269,462	282,494	60,071	13,206	-	696,255
Total loans	$108,051	$288,011	$314,941	$60,786	$13,293	$-	$785,082

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$941	$598	$614	$-	$48	$-	$2,201
Loans collectively evaluated for impairment	3,446	4,596	3,520	1,682	359	187	13,790
Total allowance for credit losses	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2013 and December 31, 2012. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
June 30, 2013
Impaired nonaccrual loans:
Construction	$10,961	$3,751	$3,744	$600	$7,080	$7,401
Residential real estate	22,890	14,948	1,085	301	12,883	11,920
Commercial real estate	13,876	8,135	2,502	650	9,784	10,824
Commercial	1,611	573	29	29	531	537
Consumer	58	51	-	-	51	49
Total	49,396	27,458	7,360	1,580	30,329	30,731

Impaired accruing restructured loans:
Construction	27,143	23,091	4,052	117	27,052	27,146
Residential real estate	6,405	4,554	1,851	76	6,814	6,882
Commercial real estate	16,621	10,503	6,118	1,539	16,414	16,903
Commercial	109	109	-	-	112	115
Consumer	-	-	-	-	-	-
Total	50,278	38,257	12,021	1,732	50,392	51,046

Total impaired loans:
Construction	38,104	26,842	7,796	717	34,132	34,547
Residential real estate	29,295	19,502	2,936	377	19,697	18,802
Commercial real estate	30,497	18,638	8,620	2,189	26,198	27,727
Commercial	1,720	682	29	29	643	652
Consumer	58	51	-	-	51	49
Total	$99,674	$65,715	$19,381	$3,312	$80,721	$81,777

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2012
Impaired nonaccrual loans:
Construction	$14,288	$3,371	$6,323	$941	$10,600	$12,428
Residential real estate	17,975	9,469	2,063	598	13,294	17,472
Commercial real estate	19,515	11,838	2,729	614	13,554	12,975
Commercial	1,556	594	-	-	1,126	1,538
Consumer	92	39	48	48	50	55
Total	53,426	25,311	11,163	2,201	38,624	44,468

Impaired accruing restructured loans:
Construction	27,335	27,335	-	-	27,907	21,193
Residential real estate	7,017	7,017	-	-	6,124	5,064
Commercial real estate	17,880	17,880	-	-	17,433	16,252
Commercial	121	121	-	-	105	87
Consumer	-	-	-	-	-	-
Total	52,353	52,353	-	-	51,569	42,596

Total impaired loans:
Construction	41,623	30,706	6,323	941	38,507	33,621
Residential real estate	24,992	16,486	2,063	598	19,418	22,536
Commercial real estate	37,395	29,718	2,729	614	30,987	29,227
Commercial	1,677	715	-	-	1,231	1,625
Consumer	92	39	48	48	50	55
Total	$105,779	$77,664	$11,163	$2,201	$90,193	$87,064

The following tables provide information on loans that were modified and considered troubled debt restructurings during the six months ended June 30, 2013 and June 30, 2012.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
Troubled debt restructurings:
For the six months ended June 30, 2013
Construction	2	$123	$123	$-
Residential real estate	3	783	798	37
Commercial real estate	1	474	474	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	6	$1,380	$1,395	$37

For the six months ended June 30, 2012
Construction	7	$5,943	$5,963	$-
Residential real estate	8	2,613	2,276	-
Commercial real estate	3	5,351	5,514	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	18	$13,907	$13,753	$-

The following tables provide information on troubled debt restructurings that defaulted during the six months ended June 30, 2013 and June 30, 2012. Generally, a loan is considered in default when principal or interest is past due 30 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
Troubled debt restructurings that subsequently defaulted (1):
For the six months ended June 30, 2013
Construction	-	$-	$-
Residential real estate	4	1,563	-
Commercial real estate	1	1,741	74
Commercial	-	-	-
Consumer	-	-	-
Total	5	$3,304	$74

Troubled debt restructurings that subsequently defaulted (2):
For the six months ended June 30, 2012
Construction	1	$666	$-
Residential real estate	3	913	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	4	$1,579	$-

(1) These loans were classified as troubled debt restructurings during 2012.
(2) These loans were classified as troubled debt restructurings during 2011.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
June 30, 2013
Construction	$48,038	$23,989	$24,994	$-	$7,495	$104,516
Residential real estate	235,008	24,055	13,398	-	16,033	288,494
Commercial real estate	268,053	23,752	18,749	-	10,637	321,191
Commercial	50,938	4,097	811	-	602	56,448
Consumer	11,433	52	3	-	51	11,539
Total	$613,470	$75,945	$57,955	$-	$34,818	$782,188

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2012
Construction	$45,385	$30,817	$22,155	$-	$9,694	$108,051
Residential real estate	237,299	23,657	15,090	433	11,532	288,011
Commercial real estate	257,418	21,554	21,402	-	14,567	314,941
Commercial	55,432	3,062	1,639	59	594	60,786
Consumer	13,147	-	59	-	87	13,293
Total	$608,681	$79,090	$60,345	$492	$36,474	$785,082

The following tables provide information on the aging of the loan portfolio as of June 30, 2013 and December 31, 2012.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
June 30, 2013
Construction	$97,021	$-	$-	$-	$-	$7,495	$104,516
Residential real estate	270,575	1,644	242	-	1,886	16,033	288,494
Commercial real estate	309,318	769	467	-	1,236	10,637	321,191
Commercial	55,720	112	14	-	126	602	56,448
Consumer	11,414	60	11	3	74	51	11,539
Total	$744,048	$2,585	$734	$3	$3,322	$34,818	$782,188
Percent of total loans	95.1%	0.3%	0.1%	-	0.4%	4.5%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2012
Construction	$98,221	$136	$-	$-	$136	$9,694	$108,051
Residential real estate	272,311	3,116	762	290	4,168	11,532	288,011
Commercial real estate	298,522	887	800	165	1,852	14,567	314,941
Commercial	59,746	380	66	-	446	594	60,786
Consumer	13,125	57	19	5	81	87	13,293
Total	$741,925	$4,576	$1,647	$460	$6,683	$36,474	$785,082
Percent of total loans	94.5%	0.6%	0.2%	0.1%	0.9%	4.6%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2013
Allowance for credit losses:
Beginning balance	$4,116	$4,864	$4,374	$1,760	$330	$291	$15,735

Charge-offs	(802)	(1,096)	(872)	(136)	(13)	-	(2,919)
Recoveries	1	59	90	50	7	-	207
Net charge-offs	(801)	(1,037)	(782)	(86)	(6)	-	(2,712)

Provision	1,031	432	1,922	(458)	(23)	(204)	2,700
Ending balance	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2012
Allowance for credit losses:
Beginning balance	$3,344	$4,448	$3,549	$1,539	$581	$83	$13,544

Charge-offs	(714)	(1,554)	(745)	(1,085)	(162)	-	(4,260)
Recoveries	-	43	-	133	5	-	181
Net charge-offs	(714)	(1,511)	(745)	(952)	(157)	-	(4,079)

Provision	215	1,300	1,148	476	61	325	3,525
Ending balance	$2,845	$4,237	$3,952	$1,063	$485	$408	$12,990

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the six months ended June 30, 2013 and 2012.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(1,509)	(1,889)	(1,947)	(223)	(62)	-	(5,630)
Recoveries	2	298	93	102	17	-	512
Net charge-offs	(1,507)	(1,591)	(1,854)	(121)	(45)	-	(5,118)

Provision	1,466	656	3,234	(345)	(61)	(100)	4,850
Ending balance	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(1,786)	(5,673)	(1,435)	(4,440)	(177)	-	(13,511)
Recoveries	-	94	7	208	9	-	318
Net charge-offs	(1,786)	(5,579)	(1,428)	(4,232)	(168)	-	(13,193)

Provision	886	4,802	1,965	3,797	59	386	11,895
Ending balance	$2,845	$4,237	$3,952	$1,063	$485	$408	$12,990

Note 5 – Other Assets

The Company had the following other assets at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Nonmarketable investment securities	$2,286	$2,750
Accrued interest receivable	2,851	2,796
Insurance premiums receivable	764	1,089
Income taxes receivable	3,885	5,160
Deferred income taxes	10,881	9,180
Prepaid expenses	1,254	2,227
Other assets	5,613	5,634
Total	$27,534	$28,836

Note 6 – Other Liabilities

The Company had the following other liabilities at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Accrued interest payable	$286	$339
Other accounts payable	3,747	3,657
Deferred compensation liability	2,467	2,431
Other liabilities	1,981	2,320
Total	$8,481	$8,747

Note 7 - Stock-Based Compensation

As of June 30, 2013, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$18	$44	$40	$141
Excess tax expense related to stock-based compensation	-	23	26	106

	June 30,
(Dollars in thousands)	2013	2012
Unrecognized stock-based compensation expense	$130	$211
Weighted average period unrecognized expense is expected to be recognized	1.9 years	2.3 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2013.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	6,548	$14.89
Granted	3,930	6.81
Vested	(6,548)	14.89
Cancelled	-	-
Nonvested at end of period	3,930	$6.81

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2013.

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Shares	Exercise Price	Fair Value
Outstanding at beginning of period	54,216	$6.64	$3.44
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of period	54,216	$6.64	$3.44

Exercisable at end of period	-	$-	$-

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected contract life (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options outstanding at June 30, 2013.

Dividend yield	0.60%
Expected volatility	58.65%
Risk-free interest rate	1.69%
Expected contract life (in years)	5.83

At the end of the second quarter of 2013, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $39 thousand based on the $7.36 market value per share of Shore Bancshares, Inc.’s common stock at June 30, 2013. Since there were no options exercised during the first six months of 2013 or 2012, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At June 30, 2013, the weighted average remaining contract life of options outstanding was 8.7 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012.

(Dollars in thousands)	Unrealized holding gains (losses) on available for sale securities	Unrealized holding gains (losses) on cash flow hedging activities	Accumulated other comprehensive income (loss)
Balance, December 31, 2012	$1,894	$(1,186)	$708
Unrealized holding gains (losses)	(1,670)	407	(1,263)
Reclassification of (gains) losses recognized	(545)	779	234
Balance, June 30, 2013	$(321)	$-	$(321)

Balance, December 31, 2011	$1,370	$(3,059)	$(1,689)
Unrealized holding gains	546	465	1,011
Balance, June 30, 2012	$1,916	$(2,594)	$(678)

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

Derivative Assets
Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy and includes them in other assets in the accompanying consolidated balance sheets. As of June 30, 2013, the Company had no derivative instruments. At December 31, 2012, the Company’s derivative instruments consisted solely of interest rate caps.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. No assets were transferred from one hierarchy level to another during the first six months of 2013 or 2012.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Securities available for sale:
U.S. Government agencies	$29,433	$-	$29,433	$-
Mortgage-backed securities	65,299	-	65,299	-
Other equity securities	604	-	604	-
Total	$95,336	$-	$95,336	$-

Interest rate caps	$-	$-	$-	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$36,107	$-	$36,107	$-
Mortgage-backed securities	108,780	-	108,780	-
Other equity securities	621	-	621	-
Total	$145,508	$-	$145,508	$-

Interest rate caps	$14	$-	$14	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At June 30, 2013 and December 31, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At June 30, 2013 and December 31, 2012, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2013 and 2012. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the six months ended June 30, 2013
Impaired loans:
Beginning balance	$36,088	$17,951	$31,833	$715	$39	$86,626
Charge-offs	(1,509)	(1,830)	(1,660)	(61)	(38)	(5,098)
Payments	(1,135)	(1,323)	(2,945)	(12)	(9)	(5,424)
Transfers to other real estate owned	(205)	(592)	(1,601)	-	-	(2,398)
Returned to performing status	-	(380)	-	-	-	(380)
Changed to nonaccrual status	-	(1,626)	(1,741)	-	-	(3,367)
Additions	458	9,640	2,758	69	11	12,936
Changes in allowance	224	221	(1,575)	(29)	48	(1,111)
Ending balance	$33,921	$22,061	$25,069	$682	$51	$81,784

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the six months ended June 30, 2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(1,775)	(5,356)	(1,435)	(1,264)	-	(9,830)
Payments	(715)	(3,185)	(1,375)	(80)	(3)	(5,358)
Transfers to other real estate owned	(1,620)	(763)	(1,334)	(30)	-	(3,747)
Returned to performing status	-	-	-	-	-	-
Changed to nonaccrual status	(666)	(786)	-	-	-	(1,452)
Additions	8,776	11,600	7,279	1,313	30	28,998
Changes in allowance	90	876	(500)	(30)	-	436
Ending balance	$31,256	$24,988	$26,213	$1,647	$55	$84,159

	For the Six Months Ended
(Dollars in thousands)	June 30,
	2013	2012
Other real estate owned:
Beginning balance	$7,659	$9,385
Sales	(2,979)	(1,404)
Write-downs	(728)	(853)
Additions	2,456	4,371
Ending balance	$6,408	$11,499

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

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$124,506	$124,506	$200,193	$200,193
Investment securities held to maturity	2,591	2,748	2,657	2,884
Level 3 inputs
Loans, net	766,465	792,199	769,091	798,381

Financial liabilities
Level 2 inputs
Deposits	$922,107	$924,284	$1,049,273	$1,052,382
Short-term borrowings	10,095	10,095	13,761	13,761

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

During the second quarter of 2009, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. These money market deposit accounts were associated with the Promontory Insured Network Deposits Program (the “IND Program”) in which the Company participated. In December 2012, the Company decided to partially exit the IND Program in an effort to reduce its excess liquidity and, in the second quarter of 2013, the Company fully exited the IND Program. Money market deposit accounts declined $68 million from the end of 2012 to the end of June 2013 primarily due to exiting the IND Program. When the Company fully exited the IND Program, the interest rate caps used to hedge the interest rates on these deposits were terminated. Because the interest rate caps qualified for hedge accounting, a $1.3 million loss on the ineffective portion of the cash flow hedge was recognized in the second quarter of 2013.

The aggregate fair value of the interest rate caps was $14 thousand at December 31, 2012. The adjustments that reduced the balance to $0 at June 30, 2013 included an increase of $681 thousand to reflect unrealized holding gains and a decrease of $695 thousand to reflect the charge to interest expense associated with the hedged money market deposit accounts. The comparable amounts for the first six months of 2012 were $780 thousand and $962 thousand, respectively.

By terminating the interest rate caps associated with the deposits in the IND Program, the interest expense related to the hedged money market deposit accounts declined $267 thousand for the first six months of 2013 when compared to the first six months of 2012. The rate paid on interest-bearing liabilities decreased from 1.20% for the first six months of 2012 to 0.95% for the first six months of 2013 partially due to the lower interest expense related to the hedged money market deposits. The interest expense associated with the hedged deposits will be $1.3 million less for 2013 than for 2012.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $0 and $428 thousand at June 30, 2013 and December 31, 2012, respectively.

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

The following table provides information on commitments outstanding at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$118,287	$141,518
Letters of credit	12,621	12,817
Total	$130,908	$154,335

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

The following table includes selected financial information by business segments for the first six months of 2013 and 2012.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2013
Interest income	$21,331	$31	$-	$21,362
Interest expense	(3,884)	-	-	(3,884)
Provision for credit losses	(4,850)	-	-	(4,850)
Noninterest income	2,619	5,841	(8)	8,452
Noninterest expense	(11,672)	(5,031)	(3,547)	(20,250)
Net intersegment (expense) income	(2,588)	(358)	2,946	-
Income (loss) before taxes	956	483	(609)	830
Income tax (expense) benefit	(284)	(144)	181	(247)
Net income (loss)	$672	$339	$(428)	$583

Total assets	$1,035,452	$15,924	$2,901	$1,054,277

2012
Interest income	$23,509	$39	$-	$23,548
Interest expense	(5,309)	-	(11)	(5,320)
Provision for credit losses	(11,895)	-	-	(11,895)
Noninterest income	3,706	5,395	50	9,151
Noninterest expense	(12,157)	(4,967)	(3,037)	(20,161)
Net intersegment (expense) income	(2,687)	(257)	2,944	-
(Loss) income before taxes	(4,833)	210	(54)	(4,677)
Income tax benefit (expense)	2,001	(89)	22	1,934
Net (loss) income	$(2,832)	$121	$(32)	$(2,743)

Total assets	$1,156,644	$16,903	$1,786	$1,175,333

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information
Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance.  Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation.  These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012).  Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

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

Shore Bancshares, Inc. is the largest independent financial holding company located on the Eastern Shore of Maryland.  It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”).   The Banks operate 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware.  The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and an insurance premium finance company, Mubell Finance, LLC (all of the foregoing are collectively referred to as the “Insurance Subsidiary”).  Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at CNB under the trade name Wye Financial & Trust.

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

Regulatory Enforcement Actions
Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. The description of the Consent Agreements, the Order and the Acknowledgement along with Talbot Bank’s progress with the requirements, are set forth below.

Management. Talbot Bank is required to have and retain experienced, qualified management, and to assess management’s ability to (1) comply with the requirements of the Order; (2) operate Talbot Bank in a safe and sound manner; (3) comply with all applicable laws, rules and regulations; and (4) restore all aspects of Talbot Bank to a safe and sound condition, including capital adequacy, asset quality, and management effectiveness. Talbot Bank has implemented certain changes to comply with the Order which include expanding our credit administration and loan workout units with the addition of experienced new staff members, in an effort to accelerate the resolution of our credit issues and position Talbot Bank for future growth.

Board Participation. Talbot Bank’s board of directors is required to increase its participation in the affairs of Talbot Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all Talbot Bank activities. This participation shall include comprehensive, documented meetings to be held no less frequently than monthly. The board of directors must also develop a program to monitor Talbot Bank’s compliance with the Order. Talbot Bank has completed a plan to increase the participation of its board of directors which includes increasing the frequency of board meetings from monthly to biweekly and establishing a risk management committee of the board.

Loss Charge-Offs. The Order requires that Talbot Bank eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC or the Commissioner. Talbot Bank has eliminated from its books all such classified assets.

Classified Assets Reduction. Within 60 days of the effective date of the Order, Talbot Bank will submit a Classified Asset Plan to the FDIC and Commissioner to reduce the risk position in each asset in excess of $750,000 which is classified “Substandard” and “Doubtful” by the FDIC or Commissioner. Talbot Bank revised its existing Classified Asset Plan to address the terms of the Order and submitted the updated plan to the FDIC and Commissioner in accordance with the Order.

Allowance for Loan and Lease Losses. Within 60 days of the effective date of the Order, the board of directors must review the adequacy of the allowance for loan and lease losses (the “ALLL”), establish a policy for determining the adequacy of the ALLL and submit such ALLL policy to the FDIC and Commissioner. Talbot Bank amended its ALLL policy to comply with the terms of the Order and submitted the updated policy to the FDIC and Commissioner in accordance with the Order.

Loan Policy. Within 60 days from the effective date of the Order, Talbot Bank must (i) review its loan policies and procedures (“Loan Policy”) for adequacy, (ii) make all appropriate revisions to the Loan Policy to address the lending deficiencies identified by the FDIC, and (iii) submit the Loan Policy to the FDIC and Commissioner. Talbot Bank completed its review of and made the required revisions to the Loan Policy. The updated Loan Policy was submitted to the FDIC and Commissioner in accordance with the terms of the Order.

Loan Review Program. Within 30 days from the effective date of the Order, the Board must establish a program of independent loan review that will provide for a periodic review of Talbot Bank’s loan portfolio and the identification and categorization of problem credits (the “Loan Review Program”) and submit the Loan Review Program to the FDIC and Commissioner. Talbot Bank enhanced its existing Loan Review Program and submitted it to the FDIC and Commissioner in accordance with the terms of the Order.

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank must meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of June 30, 2013, Talbot Bank exceeded the Order’s minimum capital requirements with a Tier 1 leverage ratio of 8.26%; however, the total risk based capital ratio was 11.77%. Talbot Bank expects to be in compliance with the total risk-based capital ratio requirement by September 30, 2013.

Profit and Budget Plan. Within 60 days from the effective date of the Order and within 30 days of each calendar year thereafter, Talbot Bank must submit a profit and budget plan to the FDIC and Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and Commissioner within the required timeframe.

Dividend Restriction. While the Order is in effect, Talbot Bank cannot declare or pay dividends or fees to Shore Bancshares, Inc. without the prior written consent of the FDIC and Commissioner.  Talbot Bank is in compliance with this Order.

Brokered Deposits. The Order provides that Talbot Bank may not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. Talbot Bank is in compliance with this Order.

Oversight Committee. Within 30 days from the effective date of the Order, Talbot Bank must establish a board committee to monitor and coordinate compliance with the Order. Talbot Bank has established a board committee to comply with this Order.

Progress Reports. Within 45 days from the end of each calendar quarter following the effective date of the Order, Talbot Bank must furnish the FDIC and Commissioner with progress reports detailing the form, manner and results of any actions taken to secure compliance with the Order. Talbot Bank will submit progress reports to comply with this Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

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

OVERVIEW

The Company reported net income of $361 thousand for the second quarter of 2013, or diluted income per common share of $0.04, compared to net income of $293 thousand, or diluted income per common share of $0.03, for the second quarter of 2012.  For the first quarter of 2013, the Company reported net income of $222 thousand, or diluted income per common share of $0.03.  When comparing the second quarter of 2013 to the second quarter of 2012, the main reason for the improved results was a decrease in the provision for credit losses of $825 thousand, which was partially offset by a decrease in noninterest income of $615 thousand.  Noninterest income included a $1.3 million loss incurred to recognize the remaining ineffective portion of a terminated interest rate cap instrument.  When comparing the second quarter of 2013 to the first quarter of 2013, the primary reasons for the improved results were an increase in net interest income of $524 thousand and a decrease in noninterest expense of $732 thousand, which were partially offset by an increase in the provision for credit losses of $550 thousand and a decrease in noninterest income of $528 thousand.  Annualized return on average assets for the three months ended June 30, 2013 and 2012 was 0.13% and 0.10%, respectively, while the annualized return on average stockholders’ equity was 1.27% and 0.99%, respectively.  For the first quarter of 2013, annualized return on average assets was 0.08% and return on average equity was 0.79%.

For the first six months of 2013, the Company reported net income of $583 thousand, or diluted income per common share of $0.07, compared to a net loss of $2.7 million, or diluted loss per common share of $(0.32), for the first six months of 2012.  The principal factor driving the difference was a decline in the provision for credit losses of $7.0 million, which was partially offset by a decrease in net interest income of $750 thousand and noninterest income of $699 thousand.  Annualized return on average assets for the six months ended June 30, 2013 and 2012 was 0.11% and (0.47)%, respectively, while the annualized return on average stockholders’ equity was 1.03% and (4.59)%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments.  As shown in the table below, tax-equivalent net interest income for the second quarter of 2013 was $9.0 million, relatively unchanged from the $9.1 million for the second quarter of 2012.  Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets.  Our net interest margin improved to 3.60% for the second quarter of 2013, compared to 3.36% for the second quarter of 2012.  For the first quarter of 2013, tax-equivalent net interest income was $8.5 million and the net interest margin was 3.30%.  The increase in net interest income for the second quarter of 2013 when compared to the first quarter of 2013 was primarily due to higher interest income combined with lower interest expense.  The increase in interest income was partially the result of a $308 thousand nonrecurring adjustment to loan income related to a troubled debt restructuring.  The decrease in interest expense was mainly the result of lower balances of and rates paid on money market and savings deposits due to the Company exiting the remainder of the Promontory Insured Network Deposits Program (“IND Program”) and terminating the remainder of the interest rate caps associated with these deposits.  In December 2012, the Company decided to partially exit the IND Program to reduce excess liquidity and, in June 2013,the Company fully exited the IND Program.  For the second quarter of 2013, the nonrecurring adjustment to loan income increased the net interest margin 12 basis points.

On a tax-equivalent basis, interest income declined $954 thousand, or 8.1%, for the second quarter of 2013 when compared to the second quarter of 2012.  The decrease in interest income was due to a 7.4% decline in average balances of earning assets (i.e., loans, investment securities, federal funds sold and interest-bearing deposits with other banks) and a 5 basis point decrease in yields earned on average earning assets.  Changes in the balances and rates related to loans had the largest impact on interest income.  For the second quarter of 2013, average loans decreased 3.8% and the yield earned on loans decreased from 5.38% to 5.19% when compared to the second quarter of 2012, which reduced interest income by $751 thousand.  Loans comprised 78.2% of total average earning assets for the second quarter of 2013, higher than the 75.2% for the second quarter of 2012.  Taxable investment securities grew $10.1 million, or 7.7%, when comparing the second quarter of 2013 with the second quarter of 2012, although yields declined from 2.18% to 1.62%, which reduced interest income $139 thousand.  The yields on taxable investment securities decreased because the reinvestment rates on investment securities purchased during 2013 were lower than the yields on the investment securities that matured or were sold during the period.  The remaining components of average earning assets decreased $59.7 million, primarily from a reduction in interest-bearing deposits, and the yields earned on these assets declined 7 basis points, primarily from lower yields on tax-exempt investment securities, which in aggregate reduced interest income $64 thousand.  The decrease in interest-bearing deposits reflected a reduction in excess liquidity.  Tax-equivalent interest income increased $148 thousand, or 1.4%, when compared to the first quarter of 2013 mainly due to a 17 basis point increase in yields which was partially offset by a 3.8% decrease in average earning assets.

Interest expense decreased $905 thousand, or 34.0%, when comparing the second quarter of 2013 to the second quarter of 2012.   The decrease in interest expense was due to a 10.3% decline in average balances of interest-bearing liabilities (i.e., deposits and borrowings) and a 32 basis point decrease in rates paid on interest-bearing liabilities.  Changes in the balances and rates related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense.  For the three months ended June 30, 2013, the average balances of time deposits decreased $46.4 million, or 10.4%, when compared to the same period last year, and the rates paid on time deposits decreased 27 basis points, which reduced interest expense $451 thousand.  The decrease in average time deposits reflected a reduction in the Company’s liquidity needs and the lower rates reflected current market conditions.  Also contributing to the decrease in interest expense when comparing the second quarter of 2013 with the second quarter of 2012 was a $51.4 million, or 18.6%, decline in the average balances of money market and savings deposits and a 51 basis point decline in the rates paid on these deposits, which reduced interest expense $437 thousand.  The decrease in money market and savings deposits was primarily due to the decline in deposits associated with the IND Program.   The lower rates paid on these deposits were mainly due to terminating the interest rate caps associated with these deposits.  By terminating the interest rate caps, the interest expense related to the hedged money market deposit accounts declined from $502 thousand for the second quarter of 2012 to $279 thousand for the second quarter of 2013.  See Note 10, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for additional information.  When comparing the second quarter of 2013 to the first quarter of 2013, interest expense decreased $376 thousand, or 17.7%.   The decline was primarily due to lower average balances of and interest rates paid on money market and savings deposits due to exiting the remainder of the IND Program and terminating the interest rate caps associated with these deposits during June of 2013.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$785,442	$10,166	5.19%	$816,553	$10,917	5.38%
Investment securities
Taxable	140,614	568	1.62	130,528	707	2.18
Tax-exempt	579	7	4.81	3,771	49	5.32
Federal funds sold	2,992	1	0.10	11,200	2	0.10
Interest-bearing deposits	75,847	40	0.21	124,171	61	0.20
Total earning assets	1,005,474	10,782	4.30%	1,086,223	11,736	4.35%
Cash and due from banks	22,510			21,424
Other assets	66,967			70,458
Allowance for credit losses	(17,099)			(14,507)
Total assets	$1,077,852			$1,163,598

Interest-bearing liabilities
Demand deposits	$162,589	61	0.15%	$152,685	68	0.18%
Money market and savings deposits (4)	225,117	376	0.67	276,527	813	1.18
Certificates of deposit $100,000 or more	203,641	670	1.32	242,662	880	1.46
Other time deposits	197,644	641	1.30	205,046	882	1.73
Interest-bearing deposits	788,991	1,748	0.89	876,920	2,643	1.21
Short-term borrowings	10,752	6	0.24	13,818	11	0.31
Long-term debt	-	-	-	455	5	4.63
Total interest-bearing liabilities	799,743	1,754	0.88%	891,193	2,659	1.20%
Noninterest-bearing deposits	154,586			144,210
Other liabilities	9,315			9,421
Stockholders’ equity	114,208			118,774
Total liabilities and stockholders’ equity	$1,077,852			$1,163,598

Net interest spread		$9,028	3.42%		$9,077	3.15%
Net interest margin			3.60%			3.36%

Tax-equivalent adjustment
Loans		$24			$27
Investment securities		3			17
Total		$27			$44

(1)
All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2013 and 2012 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)
Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them.  This adjustment increased interest expense by $279 thousand for the second quarter of 2013 and $502 thousand for the second quarter of 2012.  The interest rate caps were terminated in June of 2013.

Tax-equivalent net interest income for the six months ended June 30, 2013 was $17.5 million, as seen in the table below. This represented a decrease of $788 thousand, or 4.3%, when compared to the same period last year.  The decrease was mainly due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances.  The net interest margin was 3.45% for the first six months of 2013 and 3.39% for the first six months of 2012.

On a tax-equivalent basis, interest income was $21.4 million for the first six months of 2013, a decrease of $2.2 million, or 9.4%, when compared to the first six months of 2012.  Average earning assets decreased 5.7% during the six months ended June 30, 2013 when compared to the same period in 2012, while yields earned declined 16 basis points to 4.21% primarily due to the impact of loan activity.  When comparing the six-month period ended June 30, 2013 to the same period of last year, average loans decreased 4.8% and the yield earned on loans declined 18 basis points.  Loans comprised 76.6% and 75.9% of total average earning assets for the six months ended June 30, 2013 and 2012, respectively.

Interest expense was $3.9 million for the six months ended June 30, 2013, a decrease of $1.4 million, or 27.0%, when compared to the same period last year.  Average interest-bearing liabilities decreased $68.7 million, or 7.7%, while rates paid declined 25 basis points to 0.95% primarily due to time deposit, and money market and savings deposit activity.  For the first six months of 2013, the average balance of time deposits decreased $35.7 million, or 8.0%, when compared to the same period last year, and the average rate paid on these deposits declined 23 basis points, which reduced interest expense $772 thousand.  For the six months ended June 30, 2013, the average balance of money market and savings deposits decreased $43.3 million, or 15.6%, when compared to the same period last year, and the average rate paid on these deposits declined 33 basis points, which reduced interest expense $632 thousand.  As with the quarterly results, the decrease in money market and savings deposits was primarily due to the decline in deposits associated with the IND Program and the lower rates paid on these deposits were mainly due to terminating the interest rate caps associated with these deposits.  By terminating the interest rate caps, the interest expense related to the hedged money market deposit accounts declined from $962 thousand for the first six months of 2012 to $695 thousand for the first six months of 2013. The interest expense associated with the hedged deposits will be $1.3 million less for fiscal year 2013 than for fiscal year 2012.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$784,604	$20,098	5.17%	$824,569	$21,957	5.35%
Investment securities
Taxable	143,380	1,211	1.70	130,148	1,464	2.26
Tax-exempt	580	14	4.83	4,020	106	5.34
Federal funds sold	5,573	3	0.11	10,497	4	0.08
Interest-bearing deposits	90,869	90	0.20	117,931	109	0.19
Total earning assets	1,025,006	21,416	4.21%	1,087,165	23,640	4.37%
Cash and due from banks	23,731			19,799
Other assets	68,070			69,310
Allowance for credit losses	(16,849)			(14,692)
Total assets	$1,099,958			$1,161,582

Interest-bearing liabilities
Demand deposits	$168,120	132	0.16%	$152,988	142	0.19%
Money market and savings deposits (4)	234,597	959	0.82	277,941	1,591	1.15
Certificates of deposit $100,000 or more	209,929	1,410	1.35	241,591	1,751	1.46
Other time deposits	199,399	1,369	1.38	203,394	1,800	1.78
Interest-bearing deposits	812,045	3,870	0.96	875,914	5,284	1.21
Short-term borrowings	11,366	14	0.25	15,720	26	0.33
Long-term debt	-	-	-	455	10	4.63
Total interest-bearing liabilities	823,411	3,884	0.95%	892,089	5,320	1.20%
Noninterest-bearing deposits	153,285			140,235
Other liabilities	9,033			9,042
Stockholders’ equity	114,229			120,216
Total liabilities and stockholders’ equity	$1,099,958			$1,161,582

Net interest spread		$17,532	3.26%		$18,320	3.17%
Net interest margin			3.45%			3.39%

Tax-equivalent adjustment
Loans		$49			$56
Investment securities		5			36
Total		$54			$92

(1)
All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2013 and 2012 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)
Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them.  This adjustment increased interest expense by $695 thousand for the first six months of 2013 and $962 thousand for the first six months of 2012.  The interest rate caps were terminated in June of 2013.

Noninterest Income
Noninterest income for the second quarter of 2013 decreased $615 thousand, or 13.4%, when compared to the second quarter of 2012.  Included in other noninterest income for the second quarter of 2013 was a $1.3 million loss incurred to recognize the ineffective portion of the previously mentioned interest rate caps related to the IND Program.  This loss was substantially offset by $913 thousand in gains on sales of investment securities and $227 thousand in higher insurance agency commissions due to a stronger wholesale market.  In addition, included in other noninterest income for the second quarter of 2012 was a $217 thousand gain on the sale of a bank branch building.  Total noninterest income for the second quarter of 2013 decreased $528 thousand, or 11.8%, when compared to the first quarter of 2013.  The decrease was primarily a result of the previously mentioned $1.3 million loss incurred to terminate the ineffective portion of the interest rate caps which was mainly offset by the $913 thousand in gains on sales of investment securities.  Insurance agency commissions for the second quarter of 2013 were $180 thousand lower when compared to the first quarter of 2013 due to the fact that contingency payments are typically received in the first quarter of the year.

Total noninterest income for the six months ended June 30, 2013 decreased $699 thousand, or 7.6%, when compared to the same period in 2012. Included in total noninterest income for the first half of 2013 were the $1.3 million loss incurred to terminate the interest rate caps associated with the IND Program and the $913 thousand in gains on sales of investment securities discussed above. Insurance agency commissions grew $351 thousand in the first half of 2013 when compared to the first half of 2012. Other noninterest income for the first six months of 2012 included the $217 thousand gain on the sale of a bank branch building.

Noninterest Expense
Noninterest expense for the second quarter of 2013 increased $96 thousand, or 1.0%, when compared to the second quarter of 2012. Included in other noninterest expenses were higher marketing costs ($199 thousand) and professional fees ($71 thousand) which were primarily offset by lower write-downs of other real estate owned ($222 thousand). The marketing costs were mainly related to a branding project for the Company and its subsidiaries. Total noninterest expense for the second quarter of 2013 decreased $732 thousand, or 7.0%, when compared to the first quarter of 2013, primarily due to lower write-downs of other real estate owned.

Total noninterest expense for the six months ended June 30, 2013 increased $89 thousand, or less than 1.0%, when compared to the same period in 2012. The increase was primarily due to higher insurance agency commissions expense ($190 thousand), FDIC insurance premiums ($116 thousand) and other noninterest expenses ($267 thousand) which were partially offset by lower salaries and wages ($202 thousand), occupancy expense ($116 thousand) and write-downs of other real estate owned ($125 thousand). Included in other noninterest expenses were higher marketing costs of $292 thousand.

Income Taxes
The Company reported income tax expense of $143 thousand and $129 thousand for the second quarter of 2013 and 2012, respectively, while the effective tax rate was 28.4% and 30.6% for the second quarter of 2013 and 2012, respectively. The Company reported income tax expense of $247 thousand for the first six months of 2013 and an income tax benefit of $1.9 million for the first six months of 2012. The effective tax rate for the first six months of 2013 was a 29.8% expense, compared to a 41.4% benefit for the same period of 2012.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans totaled $782.2 million at June 30, 2013 and $785.1 million at December 31, 2012, a decline of $2.9 million, or less than 1.0%. Loans included deferred costs, net of deferred fees, of $312 thousand at June 30, 2013 and $286 thousand at December 31, 2012. We do not engage in foreign or subprime lending activities. Since the end of 2012, loans grew in commercial real estate ($6.3 million) and residential real estate ($483 thousand), while loans declined in commercial ($4.3 million), construction ($3.5 million) and consumer ($1.8 million). Although net charge-offs have declined significantly for both the second quarter of 2013 and the first six months of 2013 when compared to the same periods in 2012, fewer high-quality loan opportunities and our level of loan charge-offs continue to impede overall loan growth and financial performance. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $104.5 million, or 13.4% of total loans, at June 30, 2013, compared to $108.1 million, or 13.8% of total loans, at December 31, 2012. Commercial real estate loans were approximately $321.2 million, or 41.0% of total loans, at June 30, 2013, compared to $314.9 million, or 40.1% of total loans, at December 31, 2012. Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry, and the soft economy on the Delmarva Peninsula in general, have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. However, we are cautiously optimistic that the real estate values driving our regional economy are beginning to stabilize.

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

The provision for credit losses was $2.7 million for the second quarter of 2013, $3.5 million for the second quarter of 2012 and $2.2 million for the first quarter of 2013.  The lower level of provision for credit losses when comparing  the second quarter of 2013 to the second quarter of 2012 was primarily due to decreases in loan net charge-offs ($1.4 million) and nonaccrual loans ($13.1 million).  Conversely, the higher level of provision for credit losses when comparing the second quarter of 2013 to the first quarter of 2013 was primarily due to increases in loan net charge-offs ($306 thousand) and nonaccrual loans ($3.0 million).  The provision for credit losses for the first six months of 2013 declined to $4.9 million from $11.9 million for the first six months of 2012 primarily due to decreases in loan net charge-offs ($8.1 million) and nonaccrual loans ($13.1 million).  Although credit quality has been negatively impacted by weak economic conditions, we continue to adhere to strong underwriting practices and guidelines.  Further, when problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans.  Management expects to continue charging off nonperforming assets as rapidly as possible, to enable the Company to improve its overall credit quality and permanently reduce problem loans.  In appropriate cases, management also works with borrowers in an effort to reach mutually acceptable resolutions.

Net charge-offs were $2.7 million for the second quarter of 2013 and $4.1 million for the second quarter of 2012, as shown in the following table.  Net charge-offs were $2.4 million for the first quarter of 2013.  The charge offs in all three quarters were mainly real estate related loans.  The allowance for credit losses as a percentage of average loans was 2.00% for the second quarter of 2013, higher than the 1.59% for the second quarter of 2012.  Net charge-offs were $5.1 million and $13.2 million for the first six months of 2013 and 2012, respectively.  The allowance for credit losses as a percentage of average loans was 2.00% for the first six months of 2013, compared to 1.58% for the same period in 2012. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2013.

The following table presents a summary of the activity in the allowance for credit losses for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance balance – beginning of period	$15,735	$13,544	$15,991	$14,288
Charge-offs:
Construction	(802)	(714)	(1,509)	(1,786)
Residential real estate	(1,096)	(1,554)	(1,889)	(5,673)
Commercial real estate	(872)	(745)	(1,947)	(1,435)
Commercial	(136)	(1,085)	(223)	(4,440)
Consumer	(13)	(162)	(62)	(177)
Totals	(2,919)	(4,260)	(5,630)	(13,511)
Recoveries:
Construction	1	-	2	-
Residential real estate	59	43	298	94
Commercial real estate	90	-	93	7
Commercial	50	133	102	208
Consumer	7	5	17	9
Totals	207	181	512	318
Net charge-offs	(2,712)	(4,079)	(5,118)	(13,193)
Provision for credit losses	2,700	3,525	4,850	11,895
Allowance balance – end of period	$15,723	$12,990	$15,723	$12,990

Average loans outstanding during the period	$785,442	$816,553	$784,604	$824,569
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	1.38%	2.01%	1.32%	3.22%
Allowance for credit losses at period end as a percentage of average loans	2.00%	1.59%	2.00%	1.58%

Nonperforming Assets
Nonperforming assets declined to $91.5 million at June 30, 2013 from $96.9 million at December 31, 2012, as shown in the following table.  Nonperforming assets were $100.2 million at June 30, 2012.  The decrease from the end of 2012 included declines in all nonperforming asset categories – nonaccrual loans ($1.7 million), 90 days past due and still accruing loans ($457 thousand), accruing troubled debt restructurings ($2.1 million) and other real estate owned ($1.3 million).  The $2.1 million decrease in troubled debt restructurings was mainly due to two loan relationships that migrated to nonaccrual loans during the second quarter of 2013.   Nonperforming assets at June 30, 2013 decreased $8.7 million when compared to June 30, 2012, primarily due to an aggregate decline of $21.7 million in nonaccrual and 90 days past due and still accruing loans, and other real estate owned, partially offset by troubled debt restructurings which increased $13.0 million.  Since the end of 2011 and up until the end of the first quarter of 2013, the changes in the components of nonperforming assets have reflected a shift primarily from nonaccrual loans to troubled debt restructurings.  At June 30, 2012, nonaccrual loans and troubled debt restructurings were approximately 48% and 37% of nonperforming assets, respectively.  The similar ratios at June 30, 2013 (38% and 55%) and at December 31, 2012 (38% and 54%) reflected this shift in the components of nonperforming assets when compared to June 30, 2012.   See Note 9, “Fair Value Measurements”, in the Notes to Consolidated Financial Statements for additional details on the changes in the balances of nonperforming assets.  The ratio of nonaccrual loans to total loans was 4.45% at June 30, 2013, lower than 4.65% at December 31, 2012 and 5.92% at June 30, 2012, while accruing troubled debt restructurings to total loans was 6.43%, 6.67% and 4.60%, respectively.  Gross interest income of $1.1 million, $2.9 million and $1.5 million for the first six months of 2013, fiscal year 2012 and the first six months of 2012, respectively, would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  No interest was recorded on these loans during the first six months of 2013 or 2012.

The Company continues to focus on the resolution of its nonperforming and problem loans.  The efforts to accomplish this goal include the following:

⋅	frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon;

⋅	obtaining updated appraisals;

⋅	provisioning for credit losses;

⋅	charging off loans;

⋅	transferring loans to other real estate owned;

⋅	aggressively marketing other real estate owned; and

⋅	potential sale of loans.

The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Nonperforming assets
Nonaccrual loans
Construction	$7,495	$9,694
Residential real estate	16,033	11,532
Commercial real estate	10,637	14,567
Commercial	602	594
Consumer	51	87
Total nonaccrual loans	34,818	36,474

Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	290
Commercial real estate	-	165
Commercial	-	-
Consumer	3	5
Total loans 90 days or more past due and still accruing	3	460

Accruing troubled debt restructurings
Construction	27,143	27,335
Residential real estate	6,405	7,017
Commercial real estate	16,621	17,880
Commercial	109	121
Consumer	-	-
Total accruing troubled debt restructurings	50,278	52,353
Total nonperforming loans	85,099	89,287
Other real estate owned	6,408	7,659
Total nonperforming assets	$91,507	$96,946

As a percent of total loans:
Nonaccrual loans	4.45%	4.65%
Loans 90 days or more past due and still accruing	-	0.06
Accruing troubled debt restructurings	6.43	6.67
Total nonperforming loans	10.88%	11.38%

Total nonperforming assets as a percent of total loans and other real estate owned	11.60%	12.23%

As a percent of total assets:
Nonaccrual loans	3.30%	3.08%
Loans 90 days or more past due and still accruing	-	0.04
Accruing troubled debt restructurings	4.77	4.41
Total nonperforming loans	8.07	7.53
Other real estate owned	0.61	0.65
Total nonperforming assets	8.68%	8.18%

Investment Securities
The investment portfolio is comprised of securities that are either available for sale or held to maturity.  Investment securities available for sale are stated at estimated fair value based on quoted market prices.  They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates.  Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity.  Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts.  We have the intent and current ability to hold such securities until maturity.  At June 30, 2013, 97% of the portfolio was classified as available for sale and 3% as held to maturity, similar to the 98% and 2%, respectively, at December 31, 2012.  With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale.  See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $97.9 million at June 30, 2013, a $50.2 million, or 33.9%, decrease since December 31, 2012.  Included in the decrease were sales of $39.4 million in investment securities which generated a gain of $913 thousand during the second quarter of 2013.  At the end of June 2013, 30.1% of the securities in the portfolio were U.S. Government agencies and 66.7% were mortgage-backed securities, compared to 24.4% and 73.4% , respectively, at year-end 2012.  Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits
Total deposits at June 30, 2013 were $922.1 million, a $127.2 million, or 12.1%, decrease when compared to the $1.049 billion at December 31, 2012.  The decrease in deposits was mainly due to a decline in money market deposit accounts associated with the IND Program.  As previously mentioned, the Company decided to exit the IND Program as a way to decrease its excess liquidity.  Also contributing to the decrease in deposits was a $35.7 million decline in time deposits reflecting a reduction in the Company’s liquidity needs.  Noninterest-bearing deposits increased $4.6 million, or 3.0%, from the end of 2012.

Short-Term Borrowings
Short-term borrowings at June 30, 2013 and December 31, 2012 were $10.1 million and $13.8 million, respectively.  Short-term borrowings generally consist of securities sold under agreements to repurchase which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”).  Short-term advances are defined as those with original maturities of one year or less.  At June 30, 2013 and December 31, 2012, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks.  The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at June 30, 2013 and December 31, 2012.  The Banks are also members of the FHLB, which provides another source of liquidity.  Through the FHLB, the Banks had credit availability of approximately $49.9 million and $58.0 million at June 30, 2013 and December 31, 2012, respectively.  The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $113.6 million at June 30, 2013, compared to $114.0 million at December 31, 2012.  The decrease since the end of 2012 was due to unrealized losses on available-for-sale securities ($2.2 million) which was mainly offset by net income($583 thousand) and unrealized gains on cash flow hedging activities ($1.2 million) relating to the interest rate caps.  On May 3, 2012, the board of directors of Shore Bancshares, Inc. voted to suspend quarterly cash dividends until further notice in order to mitigate declines in capital and capital ratios.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  At June 30, 2013, the Company’s capital ratios were well in excess of regulatory minimums.

The table below presents a comparison of the Company’s capital ratios to the minimum regulatory requirements as of June 30, 2013 and December 31, 2012.

			Minimum
	June 30,	December 31,	Regulatory
	2013	2012	Requirements
Tier 1 risk-based capital ratio	12.43%	12.05%	4.00%
Total risk-based capital ratio	13.69%	13.32%	8.00%
Leverage ratio	9.21%	8.32%	4.00%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2013 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: August 14, 2013	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ George S. Rapp
George S. Rapp
Vice President & Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Stipulation and Consent to the Issuance of a Consent Order with the FDIC[1]

10.2	Stipulation and Consent to the Issuance of a Consent Order with the Maryland Commissioner of Financial Regulation[1]

10.3	Consent Order issued by the Federal Deposit Insurance Corporation[1]

10.4	Acknowledgement of Adoption of the Order by the Maryland Commissioner of Financial Regulation[1]

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Interactive Data File

1 Incorporated by reference from the Company’s Current Report on Form 8-K dated May 24, 2013.