Form 10-Q
period 2013-09-30
SHORE BANCSHARES INC
filed 2013-11-14
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,461,289 shares of common stock outstanding as of October 31, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$26,133	$26,579
Interest-bearing deposits with other banks	79,165	164,864
Federal funds sold	1,624	8,750
Investment securities:
Available for sale, at fair value	135,862	145,508
Held to maturity, at amortized cost – fair value of $2,471 (2013) and $2,884 (2012)	2,357	2,657

Loans held for sale	23,635	-

Loans	718,627	785,082
Less: allowance for credit losses	(11,301)	(15,991)
Loans, net	707,326	769,091

Premises and equipment, net	15,175	15,593
Goodwill	12,454	12,454
Other intangible assets, net	3,594	3,816
Other real estate owned, net	5,776	7,659
Other assets	38,283	28,836
TOTAL ASSETS	$1,051,384	$1,185,807

LIABILITIES
Deposits:
Noninterest-bearing	$166,225	$153,992
Interest-bearing	764,188	895,281
Total deposits	930,413	1,049,273

Short-term borrowings	11,468	13,761
Other liabilities	7,502	8,747
TOTAL LIABILITIES	949,383	1,071,781

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,461,289 (2013) and 8,457,359 (2012)	85	85
Additional paid in capital	32,187	32,155
Retained earnings	70,269	81,078
Accumulated other comprehensive (loss) income	(540)	708
TOTAL STOCKHOLDERS’ EQUITY	102,001	114,026
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,051,384	$1,185,807

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

INTEREST INCOME
Interest and fees on loans	$9,767	$10,604	$29,816	$32,505
Interest and dividends on investment securities:
Taxable	357	685	1,568	2,149
Tax-exempt	5	22	14	92
Interest on federal funds sold	-	3	3	7
Interest on deposits with other banks	53	79	143	188
Total interest income	10,182	11,393	31,544	34,941

INTEREST EXPENSE
Interest on deposits	1,348	2,647	5,218	7,931
Interest on short-term borrowings	6	10	20	36
Interest on long-term debt	-	6	-	16
Total interest expense	1,354	2,663	5,238	7,983

NET INTEREST INCOME	8,828	8,730	26,306	26,958
Provision for credit losses	22,460	6,200	27,310	18,095

NET INTEREST (EXPENSE) INCOME AFTER PROVISION FOR CREDIT LOSSES	(13,632)	2,530	(1,004)	8,863

NONINTEREST INCOME
Service charges on deposit accounts	600	628	1,772	1,898
Trust and investment fee income	401	410	1,184	1,279
Gains on sales of investment securities	-	278	913	278
Insurance agency commissions	2,724	2,427	8,170	7,522
Loss on termination of cash flow hedge	-	-	(1,306)	-
Other noninterest income	1,067	258	2,511	2,175
Total noninterest income	4,792	4,001	13,244	13,152

NONINTEREST EXPENSE
Salaries and wages	4,420	4,386	13,010	13,178
Employee benefits	971	945	3,111	3,071
Occupancy expense	566	625	1,775	1,950
Furniture and equipment expense	275	265	768	728
Data processing	718	703	2,127	2,063
Directors’ fees	86	131	262	367
Amortization of other intangible assets	74	96	222	318
Insurance agency commissions expense	409	275	1,328	1,004
FDIC insurance premium expense	467	376	1,200	993
Write-downs of other real estate owned	219	224	947	1,077
Other noninterest expenses	1,763	1,683	5,468	5,121
Total noninterest expense	9,968	9,709	30,218	29,870

LOSS BEFORE INCOME TAX BENEFIT	(18,808)	(3,178)	(17,978)	(7,855)
Income tax benefit	(7,416)	(1,357)	(7,169)	(3,291)

NET LOSS	$(11,392)	$(1,821)	$(10,809)	$(4,564)

Basic net loss per common share	$(1.35)	$(0.22)	$(1.28)	$(0.54)
Diluted net loss per common share	$(1.35)	$(0.22)	$(1.28)	$(0.54)
Dividends paid per common share	$-	$-	$-	$0.01

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(11,392)	$(1,821)	$(10,809)	$(4,564)

Other comprehensive (loss) income
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(367)	609	(3,167)	1,524
Tax effect	148	(245)	1,278	(614)
Reclassification of gains recognized in net income	-	(278)	(913)	(278)
Tax effect	-	112	368	112
Net of tax amount	(219)	198	(2,434)	744

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	-	479	681	1,259
Tax effect	-	(193)	(274)	(508)
Reclassification of losses recognized in net income	-	-	1,306	-
Tax effect	-	-	(527)	-
Net of tax amount	-	286	1,186	751
Total other comprehensive (loss) income	(219)	484	(1,248)	1,495
Comprehensive loss	$(11,611)	$(1,337)	$(12,057)	$(3,069)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026

Comprehensive loss:
Net loss	-	-	(10,809)	-	(10,809)
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	(2,434)	(2,434)
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	-	-	-	1,186	1,186
Total comprehensive loss					(12,057)

Stock-based compensation	-	32	-	-	32

Balances, September 30, 2013	$85	$32,187	$70,269	$(540)	$102,001

Balances, January 1, 2012	$85	$32,052	$90,801	$(1,689)	$121,249

Comprehensive loss:
Net loss	-	-	(4,564)	-	(4,564)
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	744	744
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	751	751
Total comprehensive loss					(3,069)

Stock-based compensation	-	68	-	-	68

Cash dividends paid ($0.01 per share)	-	-	(85)	-	(85)

Balances, September 30, 2012	$85	$32,120	$86,152	$(194)	$118,163

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,809)	$(4,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	27,310	18,095
Depreciation and amortization	1,839	2,011
Discount accretion on debt securities	(30)	(56)
Stock-based compensation expense	58	174
Excess tax expense from stock-based arrangements	(26)	(106)
Deferred income tax expense (benefit)	286	(63)
Gains on sales of investment securities	(913)	(278)
Gains on disposals of premises and equipment	-	(214)
Losses on sales and write-downs of other real estate owned	1,188	1,549
Loss on termination of cash flow hedge	1,306	-
Net changes in:
Accrued interest receivable	27	473
Other assets	(8,561)	(3,085)
Accrued interest payable	(68)	(66)
Other liabilities	(1,220)	(265)
Net cash provided by operating activities	10,387	13,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	27,518	34,795
Proceeds from sales of investment securities available for sale	40,351	6,275
Purchases of investment securities available for sale	(62,049)	(36,717)
Proceeds from maturities and principal payments of investment securities held to maturity	294	2,395
Net change in loans	7,963	8,877
Purchases of premises and equipment	(292)	(1,842)
Proceeds from sales of premises and equipment	4	307
Proceeds from sales of other real estate owned	3,595	4,133
Return of investment in unconsolidated subsidiary	85	-
Net cash provided by investing activities	17,469	18,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	12,233	22,778
Interest-bearing deposits	(131,093)	5,817
Short-term borrowings	(2,293)	(4,738)
Excess tax expense from stock-based arrangements	26	106
Common stock dividends paid	-	(85)
Net cash (used in) provided by financing activities	(121,127)	23,878
Net (decrease) increase in cash and cash equivalents	(93,271)	55,706
Cash and cash equivalents at beginning of period	200,193	127,742
Cash and cash equivalents at end of period	$106,922	$183,448

Supplemental cash flows information:
Interest paid	$5,307	$8,050
Income taxes paid	$265	$122
Transfers from loans to other real estate owned	$2,857	$4,715
Transfers from loans to loans held for sale	$23,635	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2013, the consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2013 and 2012, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2012 were derived from the 2012 audited financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2012. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net loss	$(11,392)	$(1,821)	$(10,809)	$(4,564)
Weighted average shares outstanding - Basic	8,461	8,457	8,460	8,457
Dilutive effect of common stock equivalents	-	-	-	-
Weighted average shares outstanding - Diluted	8,461	8,457	8,460	8,457
Loss per common share - Basic	$(1.35)	$(0.22)	$(1.28)	$(0.54)
Loss per common share - Diluted	$(1.35)	$(0.22)	$(1.28)	$(0.54)

The calculations of diluted earnings/(loss) per share excluded weighted average common stock equivalents of 54 thousand for both the three and nine months ended September 30, 2013 and 54 thousand and 43 thousand for the three and nine months ended September 30, 2012, respectively, because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2013:
Obligations of U.S. Treasury	$5,375	$-	$6	$5,369
Obligations of U.S. Government agencies and corporations	46,552	56	394	46,214
Mortgage-backed securities	84,234	389	952	83,671
Equity securities	606	2	-	608
Total	$136,767	$447	$1,352	$135,862

December 31, 2012:
Obligations of U.S. Government agencies and corporations	$35,213	$903	$9	$36,107
Mortgage-backed securities	106,524	2,464	208	108,780
Equity securities	596	25	-	621
Total	$142,333	$3,392	$217	$145,508

Held-to-maturity securities:
September 30, 2013:
Obligations of states and political subdivisions	$2,357	$114	$-	$2,471

December 31, 2012:
Obligations of states and political subdivisions	$2,657	$227	$-	$2,884

The following table provides information about gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2013.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Treasury	$5,369	$6	$-	$-	$5,369	$6
U.S. Gov’t. agencies and corporations	30,603	394	-	-	30,603	394
Mortgage-backed securities	56,177	952	-	-	56,177	952
Total	$92,149	$1,352	$-	$-	$92,149	$1,352

All of the securities with unrealized losses in the available-for-sale portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these debt securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity, the Company considers the unrealized losses in the available-for-sale portfolio to be temporary. There were no unrealized losses in the held-to-maturity securities portfolio at September 30, 2013.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2013.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,055	$6,066	$413	$419
Due after one year through five years	42,500	42,372	433	454
Due after five years through ten years	3,894	3,936	1,007	1,077
Due after ten years	83,712	82,880	504	521
	136,161	135,254	2,357	2,471
Equity securities	606	608	-	-
Total	$136,767	$135,862	$2,357	$2,471

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Construction	$68,971	$108,051
Residential real estate	280,153	288,011
Commercial real estate	303,154	314,941
Commercial	55,101	60,786
Consumer	11,248	13,293
Total loans	718,627	785,082
Allowance for credit losses	(11,301)	(15,991)
Total loans, net	$707,326	$769,091

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

A loan is considered a troubled debt restructuring if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. All loans designated as troubled debt restructurings (“TDRs”) are considered impaired loans and may be on either accrual or nonaccrual status.

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2013
Loans individually evaluated for impairment	$9,938	$22,171	$14,919	$952	$80	$-	$48,060
Loans collectively evaluated for impairment	59,033	257,982	288,235	54,149	11,168	-	670,567
Total loans	$68,971	$280,153	$303,154	$55,101	$11,248	$-	$718,627

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$422	$924	$455	$305	$61	$-	$2,167
Loans collectively evaluated for impairment	1,568	2,806	3,113	967	209	471	9,134
Total allowance for credit losses	$1,990	$3,730	$3,568	$1,272	$270	$471	$11,301

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2012
Loans individually evaluated for impairment	$37,029	$18,549	$32,447	$715	$87	$-	$88,827
Loans collectively evaluated for impairment	71,022	269,462	282,494	60,071	13,206	-	696,255
Total loans	$108,051	$288,011	$314,941	$60,786	$13,293	$-	$785,082

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$941	$598	$614	$-	$48	$-	$2,201
Loans collectively evaluated for impairment	3,446	4,596	3,520	1,682	359	187	13,790
Total allowance for credit losses	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2013 and December 31, 2012. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
September 30, 2013

Impaired nonaccrual loans:
Construction	$11,863	$6,582	$1,457	$421	$9,672	$8,654
Residential real estate	7,486	4,082	1,323	309	10,825	10,921
Commercial real estate	6,287	1,825	1,517	255	7,607	9,905
Commercial	1,678	546	122	122	656	595
Consumer	54	19	28	28	43	44
Total	27,368	13,054	4,447	1,135	28,803	30,119

Impaired accruing restructured loans:
Construction	1,899	1,804	95	1	14,462	20,834
Residential real estate	16,735	14,347	2,388	584	11,290	9,225
Commercial real estate	10,704	9,439	1,265	92	12,849	15,331
Commercial	101	101	-	-	105	112
Consumer	-	-	-	-	-	-
Total	29,439	25,691	3,748	677	38,706	45,502

Impaired adversely rated loans:
Construction	-	-	-	-	-	-
Residential real estate	31	-	31	31	16	8
Commercial real estate	873	-	873	108	437	218
Commercial	183	-	183	183	92	46
Consumer	33	-	33	33	17	8
Total	1,120	-	1,120	355	562	280

Total impaired loans:
Construction	13,762	8,386	1,552	422	24,134	29,488
Residential real estate	24,252	18,429	3,742	924	22,131	20,154
Commercial real estate	17,864	11,264	3,655	455	20,893	25,454
Commercial	1,962	647	305	305	853	753
Consumer	87	19	61	61	60	52
Total	$57,927	$38,745	$9,315	$2,167	$68,071	$75,901

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2012

Impaired nonaccrual loans:
Construction	$14,288	$3,371	$6,323	$941	$10,600	$12,428
Residential real estate	17,975	9,469	2,063	598	13,294	17,472
Commercial real estate	19,515	11,838	2,729	614	13,554	12,975
Commercial	1,556	594	-	-	1,126	1,538
Consumer	92	39	48	48	50	55
Total	53,426	25,311	11,163	2,201	38,624	44,468

Impaired accruing restructured loans:
Construction	27,335	27,335	-	-	27,907	21,193
Residential real estate	7,017	7,017	-	-	6,124	5,064
Commercial real estate	17,880	17,880	-	-	17,433	16,252
Commercial	121	121	-	-	105	87
Consumer	-	-	-	-	-	-
Total	52,353	52,353	-	-	51,569	42,596

Impaired adversely rated loans:
Construction	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	-	-	-	-	-	-

Total impaired loans:
Construction	41,623	30,706	6,323	941	38,507	33,621
Residential real estate	24,992	16,486	2,063	598	19,418	22,536
Commercial real estate	37,395	29,718	2,729	614	30,987	29,227
Commercial	1,677	715	-	-	1,231	1,625
Consumer	92	39	48	48	50	55
Total	$105,779	$77,664	$11,163	$2,201	$90,193	$87,064

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2013 and September 30, 2012.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the nine months ended September 30, 2013
Construction	3	$218	$218	$-
Residential real estate	6	11,758	11,772	38
Commercial real estate	4	2,212	2,211	82
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	13	$14,188	$14,201	$120

For the nine months ended September 30, 2012
Construction	12	$17,347	$17,361	$-
Residential real estate	11	3,382	3,044	-
Commercial real estate	7	7,270	7,429	-
Commercial	1	24	24	-
Consumer	-	-	-	-
Total	31	$28,023	$27,858	$-

The following tables provide information on TDRs that defaulted during the nine months ended September 30, 2013 and September 30, 2012. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted (1):
For the nine months ended September 30, 2013
Construction	-	$-	$-
Residential real estate	4	1,563	-
Commercial real estate	1	1,741	74
Commercial	-	-	-
Consumer	-	-	-
Total	5	$3,304	$74

TDRs that subsequently defaulted (2):
For the nine months ended September 30, 2012
Construction	1	$666	$-
Residential real estate	3	913	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	4	$1,579	$-

(1) These loans were classified as TDRs during 2012.
(2) These loans were classified as TDRs during 2011.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
September 30, 2013
Construction	$38,481	$15,369	$7,082	$-	$8,039	$68,971
Residential real estate	238,293	21,806	14,649	-	5,405	280,153
Commercial real estate	266,836	22,813	10,163	-	3,342	303,154
Commercial	50,313	3,406	714	-	668	55,101
Consumer	10,995	206	-	-	47	11,248
Total	$604,918	$63,600	$32,608	$-	$17,501	$718,627

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2012
Construction	$45,385	$30,817	$22,155	$-	$9,694	$108,051
Residential real estate	237,299	23,657	15,090	433	11,532	288,011
Commercial real estate	257,418	21,554	21,402	-	14,567	314,941
Commercial	55,432	3,062	1,639	59	594	60,786
Consumer	13,147	-	59	-	87	13,293
Total	$608,681	$79,090	$60,345	$492	$36,474	$785,082

The following tables provide information on the aging of the loan portfolio as of September 30, 2013 and December 31, 2012.
	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
September 30, 2013
Construction	$60,932	$-	$-	$-	$-	$8,039	$68,971
Residential real estate	272,819	1,554	375	-	1,929	5,405	280,153
Commercial real estate	297,841	-	1,971	-	1,971	3,342	303,154
Commercial	54,164	248	21	-	269	668	55,101
Consumer	11,099	48	45	9	102	47	11,248
Total	$696,855	$1,850	$2,412	$9	$4,271	$17,501	$718,627
Percent of total loans	97.0%	0.3%	0.3%	-	0.6%	2.4%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2012
Construction	$98,221	$136	$-	$-	$136	$9,694	$108,051
Residential real estate	272,311	3,116	762	290	4,168	11,532	288,011
Commercial real estate	298,522	887	800	165	1,852	14,567	314,941
Commercial	59,746	380	66	-	446	594	60,786
Consumer	13,125	57	19	5	81	87	13,293
Total	$741,925	$4,576	$1,647	$460	$6,683	$36,474	$785,082
Percent of total loans	94.5%	0.6%	0.2%	0.1%	0.9%	4.6%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2013
Allowance for credit losses:
Beginning balance	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

Charge-offs	(18,539)	(4,225)	(4,056)	(196)	(3)	-	(27,019)
Recoveries	3	51	20	47	16	-	137
Net charge-offs	(18,536)	(4,174)	(4,036)	(149)	13	-	(26,882)

Provision	16,180	3,645	2,090	205	(44)	384	22,460
Ending balance	$1,990	$3,730	$3,568	$1,272	$270	$471	$11,301

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$2,845	$4,237	$3,952	$1,063	$304	$408	$12,990

Charge-offs	(3,222)	(2,323)	(742)	(73)	(31)	-	(6,391)
Recoveries	5	5	116	22	8	-	156
Net charge-offs	(3,217)	(2,318)	(626)	(51)	(23)	-	(6,235)

Provision	3,699	2,268	275	524	(158)	(408)	6,200
Ending balance	$3,327	$4,187	$3,601	$1,536	$304	$-	$12,955

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the nine months ended September 30, 2013 and 2012.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(20,048)	(6,114)	(6,003)	(419)	(65)	-	(32,649)
Recoveries	5	349	113	149	33	-	649
Net charge-offs	(20,043)	(5,765)	(5,890)	(270)	(32)	-	(32,000)

Provision	17,646	4,301	5,324	(140)	(105)	284	27,310
Ending balance	$1,990	$3,730	$3,568	$1,272	$270	$471	$11,301

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(5,008)	(7,996)	(2,177)	(4,513)	(208)	-	(19,902)
Recoveries	5	99	123	230	17	-	474
Net charge-offs	(5,003)	(7,897)	(2,054)	(4,283)	(191)	-	(19,428)

Provision	4,585	7,070	2,240	4,321	(99)	(22)	18,095
Ending balance	$3,327	$4,187	$3,601	$1,536	$304	$-	$12,955

Note 5 – Other Assets

The Company had the following other assets at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonmarketable investment securities	$2,058	$2,750
Accrued interest receivable	2,769	2,796
Insurance premiums receivable	719	1,089
Income taxes receivable	12,698	5,160
Deferred income taxes	9,740	9,180
Prepaid expenses	1,209	2,227
Other assets	9,090	5,634
Total	$38,283	$28,836

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Accrued interest payable	$271	$339
Other accounts payable	3,824	3,657
Deferred compensation liability	1,481	2,431
Other liabilities	1,926	2,320
Total	$7,502	$8,747

Note 7 - Stock-Based Compensation

As of September 30, 2013, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$18	$33	$58	$174
Excess tax expense related to stock- based compensation	-	-	26	106

	September 30,
(Dollars in thousands)	2013	2012
Unrecognized stock-based compensation expense	$112	$178
Weighted average period unrecognized expense is expected to be recognized	1.7 years	2.2 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2013.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	6,548	$14.89
Granted	3,930	6.81
Vested	(6,548)	14.89
Cancelled	-	-
Nonvested at end of period	3,930	$6.81

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2013.

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Shares	Exercise Price	Fair Value
Outstanding at beginning of period	54,216	$6.64	$3.44
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of period	54,216	$6.64	$3.44

Exercisable at end of period	-	$-	$-

The Company estimates the fair value of stock options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected contract life (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options outstanding at September 30, 2013.

Dividend yield	0.60%
Expected volatility	58.65%
Risk-free interest rate	1.69%
Expected contract life (in years)	5.83

At the end of the third quarter of 2013, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $117 thousand based on the $8.80 market value per share of Shore Bancshares, Inc.’s common stock at September 30, 2013. Since there were no options exercised during the first nine months of 2013 or 2012, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At September 30, 2013, the weighted average remaining contract life of options outstanding was 8.5 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Accumulated net unrealized holding gains (losses) on cash flow hedging activities	Accumulated other comprehensive income (loss)
Balance, December 31, 2012	$1,894	$(1,186)	$708
Other comprehensive (loss) income	(1,889)	407	(1,482)
Reclassification of (gains) losses recognized	(545)	779	234
Balance, September 30, 2013	$(540)	$-	$(540)

Balance, December 31, 2011	$1,370	$(3,059)	$(1,689)
Other comprehensive income	910	751	1,661
Reclassification of gains recognized	(166)	-	(166)
Balance, September 30, 2012	$2,114	$(2,308)	$(194)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivative assets and liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held for sale and other real estate and other assets owned (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Derivative Assets
Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy and includes them in other assets in the accompanying consolidated balance sheets. As of September 30, 2013, the Company had no derivative instruments. At December 31, 2012, the Company’s derivative instruments consisted solely of interest rate caps.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. No assets were transferred from one hierarchy level to another during the first nine months of 2013 or 2012.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Securities available for sale:
U.S. Treasury	$5,369	$5,369	$-	$-
U.S. Government agencies	46,214	-	46,214	-
Mortgage-backed securities	83,671	-	83,671	-
Other equity securities	608	-	608	-
Total	$135,862	$5,369	$130,493	$-

Interest rate caps	$-	$-	$-	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$36,107	$-	$36,107	$-
Mortgage-backed securities	108,780	-	108,780	-
Other equity securities	621	-	621	-
Total	$145,508	$-	$145,508	$-

Interest rate caps	$14	$-	$14	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans held for sale
Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2013, loans held for sale were classified as Level 3 in the fair value hierarchy.

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At September 30, 2013 and December 31, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 3 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2013 and December 31, 2012, foreclosed assets were classified as Level 3 in the fair value hierarchy.

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2013 and 2012. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy for the periods presented.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the nine months ended September 30, 2013
Impaired loans:
Beginning balance	$36,088	$17,951	$31,833	$715	$39	$86,626
Charge-offs	(19,377)	(4,664)	(6,893)	(90)	(38)	(31,062)
Payments	(1,510)	(2,183)	(8,170)	(47)	(13)	(11,923)
Transferred to loans held for sale	(9,820)	(5,492)	(6,795)	-	-	(22,107)
Transferred to other real estate owned	(205)	(729)	(1,601)	-	-	(2,535)
Returned to performing status	-	(2,448)	(1,075)	-	-	(3,523)
Changed to nonaccrual status	-	(1,626)	(1,741)	-	-	(3,367)
Additions	3,821	20,764	8,747	374	44	33,750
Changes in allowance	519	(326)	159	(305)	(13)	34
Ending balance	$9,516	$21,247	$14,464	$647	$19	$45,893

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Total
For the nine months ended September 30, 2012
Impaired loans:
Beginning balance	$27,166	$22,602	$23,578	$1,738	$28	$75,112
Charge-offs	(4,965)	(7,628)	(2,177)	(1,264)	-	(16,034)
Payments	(976)	(8,405)	(1,858)	(105)	(4)	(11,348)
Transferred to loans held for sale	-	-	-	-	-	-
Transferred to other real estate owned	(1,631)	(1,463)	(1,334)	(30)	-	(4,458)
Returned to performing status	-	(201)	-	(39)	-	(240)
Changed to nonaccrual status	(666)	(786)	-	-	-	(1,452)
Additions	20,856	14,256	10,693	1,346	30	47,181
Changes in allowance	151	1,296	-	-	-	1,447
Ending balance	$39,935	$19,671	$28,902	$1,646	$54	$90,208

	For the Nine Months Ended
(Dollars in thousands)	September 30,
	2013	2012
Other real estate owned:
Beginning balance	$7,659	$9,385
Sales	(3,793)	(4,605)
Write-downs	(947)	(1,077)
Additions	2,857	4,715
Ending balance	$5,776	$8,418

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

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$106,922	$106,922	$200,193	$200,193
Investment securities held to maturity	2,357	2,471	2,657	2,884
Level 3 inputs
Loans, net	707,326	728,466	769,091	798,381

Financial liabilities
Level 2 inputs
Deposits	$930,413	$929,587	$1,049,273	$1,052,382
Short-term borrowings	11,468	11,468	13,761	13,761

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

During the second quarter of 2009, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts. These money market deposit accounts were associated with the Promontory Insured Network Deposits Program (the “IND Program”) in which the Company participated. In December 2012, the Company decided to partially exit the IND Program in an effort to reduce its excess liquidity and, in the second quarter of 2013, the Company fully exited the IND Program. Money market deposit accounts declined from $279 million at December 31, 2012 to $204.3 million at September 30, 2013, primarily due to exiting the IND Program. When the Company fully exited the IND Program, the interest rate caps used to hedge the interest rates on these deposits were terminated. Because the interest rate caps qualified for hedge accounting, a $1.3 million loss on the ineffective portion of the cash flow hedge was recognized in the second quarter of 2013.

The aggregate fair value of the interest rate caps was $14 thousand at December 31, 2012. The adjustments that reduced the balance to $0 at September 30, 2013 included an increase of $681 thousand to reflect unrealized holding gains and a decrease of $695 thousand to reflect the charge to interest expense associated with the hedged money market deposit accounts. The comparable amounts for the first nine months of 2012 were $1.3 million and $1.5 million, respectively.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $0 and $428 thousand at September 30, 2013 and December 31, 2012, respectively.

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

The following table provides information on commitments outstanding at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$129,572	$141,518
Letters of credit	12,286	12,817
Total	$141,858	$154,335

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

The following table includes selected financial information by business segments for the first nine months of 2013 and 2012.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2013
Interest income	$31,509	$35	$-	$31,544
Interest expense	(5,238)	-	-	(5,238)
Provision for credit losses	(27,310)	-	-	(27,310)
Noninterest income	4,192	9,046	6	13,244
Noninterest expense	(17,449)	(7,638)	(5,131)	(30,218)
Net intersegment (expense) income	(3,982)	(530)	4,512	-
(Loss) income before taxes	(18,278)	913	(613)	(17,978)
Income tax benefit (expense)	7,289	(364)	244	7,169
Net (loss) income	$(10,989)	$549	$(369)	$(10,809)

Total assets	$1,032,956	$15,973	$2,455	$1,051,384

2012
Interest income	$34,882	$59	$-	$34,941
Interest expense	(7,967)	-	(16)	(7,983)
Provision for credit losses	(18,095)	-	-	(18,095)
Noninterest income	5,089	7,974	89	13,152
Noninterest expense	(17,969)	(7,407)	(4,494)	(29,870)
Net intersegment (expense) income	(3,903)	(392)	4,295	-
(Loss) income before taxes	(7,963)	234	(126)	(7,855)
Income tax benefit (expense)	3,336	(98)	53	3,291
Net (loss) income	$(4,627)	$136	$(73)	$(4,564)

Total assets	$1,159,766	$16,920	$1,947	$1,178,633

Note 13 – Subsequent Event

After the third quarter and nine-month financial results for the Company were reported in its press release dated October 28, 2013, it was determined that the accounting and presentation in the financial statements for the losses recognized in connection with the execution of agreements by the Company's wholly owned subsidiary, The Talbot  Bank of Easton (the “Bank”), to sell loans and other real estate owned (the “Asset Sale”) required modification. The transaction originally was reported in noninterest income as a $19.8 million loss on the Asset Sale. The revised accounting and presentation in this Form 10-Q reflect loan charge-offs of $19.6 million on loans associated with the Asset Sale and a subsequent provision for credit losses of $19.6 million. The write-downs of $182 thousand on other real estate owned associated with the Asset Sale are reflected in noninterest expense. Net loss for the three and nine months ended September 30, 2013 was not impacted by the modification.  See additional details on the Asset Sale in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management. Talbot Bank is required to have and retain experienced, qualified management, and to assess management’s ability to (1) comply with the requirements of the Order; (2) operate Talbot Bank in a safe and sound manner; (3) comply with all applicable laws, rules and regulations; and (4) restore all aspects of Talbot Bank to a safe and sound condition, including capital adequacy, asset quality, and management effectiveness. Talbot Bank has implemented certain changes to comply with the Order which include expanding our credit administration and loan workout units with the addition of experienced new staff members, in an effort to accelerate the resolution of our credit issues and position Talbot Bank for future growth. Additionally, Talbot Bank is conducting a search for a chief financial officer.

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

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank must meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of September 30, 2013, the leverage ratio and total risk-based capital ratio were 6.59% and 9.70%, respectively, for Talbot Bank. Talbot Bank has notified the FDIC and Commissioner of falling below the minimum capital ratios required by the Order, and is currently developing a written plan describing the means and timing by which it will increase its capital ratios up to or in excess of the required minimums including earnings from operations, capital infusions from the Company and other capital raising alternatives such as debt or equity issuances.

Profit and Budget Plan. Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank must submit a profit and budget plan to the FDIC and Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and Commissioner within the required timeframe.

Dividend Restriction. While the Order is in effect, Talbot Bank cannot declare or pay dividends or fees to the Company without the prior written consent of the FDIC and Commissioner.   Talbot Bank is in compliance with this provision of the Order.

Brokered Deposits. The Order provides that Talbot Bank may not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. Talbot Bank is in compliance with this provision of the Order.

Oversight Committee. Within 30 days from the effective date of the Order, Talbot Bank must establish a board committee to monitor and coordinate compliance with the Order. Talbot Bank has established a board committee to comply with this provision of the Order.

Progress Reports. Within 45 days from the end of each calendar quarter following the effective date of the Order, Talbot Bank must furnish the FDIC and Commissioner with progress reports detailing the form, manner and results of any actions taken to secure compliance with the Order. Talbot Bank has and will continue to submit progress reports to comply with this provision of the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP. The financial information contained within the financial statements is, to a significant extent, financial information contained that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy with respect to the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available. Accordingly, the allowance for credit losses is considered to be a critical accounting policy, along with goodwill and other intangible assets and fair value, as discussed below.

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

Three basic components comprise our allowance for credit losses: (i) a specific allowance; (ii) a formula allowance; and (iii) a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is established against impaired loans (i.e., nonaccrual loans and TDRs) based on our assessment of the losses that may be associated with the individual loans. The specific allowance remains until charge-offs are made. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Loans identified as special mention, substandard, and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. The nonspecific allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

During the third quarter of 2013, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

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

OVERVIEW

The Company reported a net loss of $11.4 million for the third quarter of 2013, or diluted loss per common share of $(1.35), compared to a net loss of $1.8 million, or diluted loss per common share of $(0.22), for the third quarter of 2012. For the second quarter of 2013, the Company reported net income of $361 thousand, or diluted income per common share of $0.04. The Company reported a net loss of $10.8 million or $(1.28) per diluted common share for the first nine months of 2013, compared to a net loss of $4.6 million or $(0.54) per diluted common share for the first nine months of 2012.

The losses for the three and nine months ended September 30, 2013 were due to pretax losses of $19.8 million recognized in connection with the Asset Sale by the Bank.. On October 28, 2013, the Bank entered into agreements to sell assets with an aggregate book value of $45.0 million for a price of $25.2 million. The assets consisted of $11.1 million of nonaccrual loans, $30.4 million of accruing TDRs, $1.8 million of adversely classified performing loans and $1.7 million of other real estate owned. As a result, as of September 30, 2013, charge-offs of $19.6 million were taken on the $43.3 million of loans subject to the Asset Sale to reflect the value to be realized upon sale. Subsequently, the provision for credit losses was increased $19.6 million to replenish the allowance and the loans subject to the Asset Sale were transferred to loans held for sale. Other real estate owned subject to the Asset Sale was written down $182 thousand. Loans held for sale with an aggregate book value of $10.7 million were sold on November 8, 2013 and the remaining assets subject to the Asset Sale are currently scheduled to be sold in mid-December, subject to certain closing conditions.

The Company’s management and board of directors made the difficult but prudent decision to sell approximately 50% of problem loans in order to accelerate the disposition of nonperforming assets and decrease the overall risk profile in the portfolio. Disposing these loans will provide the Company with the opportunity to focus more on growing healthy new business, improving and sustaining earnings, and positioning the Company for future success. The Company was able to pursue this strategy because of its strong capital position and its continued maintenance of solid underlying capital ratios. Management believes that the economy in our region has shown some improvement as real estate pricing stabilizes and hopes to continue to work out of the remaining problem loans, many of which are TDRs which are performing.

RESULTS OF OPERATIONS

Net Interest Income
Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for the third quarter of 2013 was $8.9 million, slightly higher than the $8.8 million for the third quarter of 2012. The increase in net interest income was due to a greater decline in interest expense than the decline in interest income. The decrease in interest expense was mainly the result of lower rates paid on and balances of money market and savings deposits due to the Company exiting the remainder of the IND Program and terminating the remainder of the interest rate caps associated with these deposits. In December 2012, the Company decided to partially exit the IND Program to reduce excess liquidity and, in June 2013, the Company fully exited the IND Program. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin improved to 3.54% for the third quarter of 2013, compared to 3.15% for the third quarter of 2012. For the second quarter of 2013, tax-equivalent net interest income was $9.0 million and the net interest margin was 3.60%. The decrease in net interest income for the third quarter of 2013 when compared to the second quarter of 2013 was primarily due to a greater decline in interest income than the decline in interest expense. The decrease in interest income was partially the result of a $308 thousand nonrecurring adjustment to loan income related to a troubled debt restructuring in the second quarter of 2013. The decrease in interest expense was mainly due to exiting the IND Program and terminating the interest rate caps.

On a tax-equivalent basis, interest income declined $1.2 million, or 10.7%, for the third quarter of 2013 when compared to the third quarter of 2012. The decrease in interest income was due to a 10.4% decline in average balances of earning assets (i.e., loans, investment securities, federal funds sold and interest-bearing deposits with other banks) combined with a 2 basis point decrease in yields earned on average earning assets. Changes in the balances and rates related to loans had the largest impact on interest income. For the third quarter of 2013, average loans decreased 4.5% and the yield earned on loans decreased from 5.23% to 5.03% when compared to the third quarter of 2012, which reduced interest income by $842 thousand. Loans comprised 77.7% of total average earning assets for the third quarter of 2013, higher than the 72.9% for the third quarter of 2012. The yields on taxable investment securities declined from 2.01% to 1.15% when comparing the third quarter of 2013 with the third quarter of 2012, and balances declined $11.8 million, or 8.7%, which reduced interest income $328 thousand. The yields on taxable investment securities decreased because the reinvestment rates on investment securities purchased during 2013 were lower than the yields on the investment securities that matured or were sold during the period. The remaining components of average earning assets decreased $67.2 million, primarily from a reduction in interest-bearing deposits, and the yields earned on these assets declined 4 basis points, which in aggregate reduced interest income $56 thousand. The decrease in interest-bearing deposits reflected a reduction in excess liquidity. Tax-equivalent interest income decreased $576 thousand, or 5.3%, when compared to the second quarter of 2013 mainly due to a 22 basis point decrease in yields and a 1.2% decrease in average earning assets.

Interest expense decreased $1.3 million, or 49.2%, when comparing the third quarter of 2013 to the third quarter of 2012. The decrease in interest expense was due to a 48 basis point decrease in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 13.9% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to money market and savings deposits had the largest impact on interest expense. For the three months ended September 30, 2013, the rates paid on money market and savings deposits decreased 107 basis points and the average balances of these deposits decreased $71.8 million, or 25.7%, when compared to the same period last year, which reduced interest expense $770 thousand. The lower rates paid on money market and savings deposits were mainly due to terminating the interest rate caps associated with the IND Program while the decrease in balances was primarily due to the decline in deposits associated with the IND Program.  By terminating the interest rate caps, the interest expense related to the hedged money market deposit accounts declined from $524 thousand for the third quarter of 2012 to $0 for the third quarter of 2013. See Note 10, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for additional information. Also contributing to the decrease in interest expense when comparing the third quarter of 2013 with the third quarter of 2012 was a 32 basis point decline in the rates paid on time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) and a $54.8 million, or 12.3%, decline in the average balances of these deposits, which reduced interest expense $523 thousand. The decrease in average time deposits reflected a reduction in the Company’s liquidity needs and the lower rates reflected current market conditions. When comparing the third quarter of 2013 to the second quarter of 2013, interest expense decreased $400 thousand, or 22.8%. The decline was primarily due to lower interest rates paid on and average balances of money market and savings deposits due to terminating the interest rate caps associated with the IND Program and exiting the remainder of the IND Program during June of 2013.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2013 and 2012.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$772,008	$9,789	5.03%	$808,244	$10,631	5.23%
Investment securities
Taxable	123,499	357	1.15	135,257	685	2.01
Tax-exempt	521	7	5.27	2,614	34	5.07
Federal funds sold	1,618	-	0.07	11,971	3	0.11
Interest-bearing deposits	95,422	53	0.22	150,170	79	0.21
Total earning assets	993,068	10,206	4.08%	1,108,256	11,432	4.10%
Cash and due from banks	22,088			20,158
Other assets	65,001			69,921
Allowance for credit losses	(15,238)			(14,189)
Total assets	$1,064,919			$1,184,146

Interest-bearing liabilities
Demand deposits	$172,143	68	0.16%	$167,423	74	0.18%
Money market and savings deposits (4)	207,162	62	0.12	279,003	832	1.19
Certificates of deposit $100,000 or more	198,495	614	1.23	238,624	875	1.46
Other time deposits	192,878	604	1.24	207,547	866	1.66
Interest-bearing deposits	770,678	1,348	0.69	892,597	2,647	1.18
Short-term borrowings	10,695	6	0.23	14,909	10	0.27
Long-term debt	-	-	-	455	6	4.58
Total interest-bearing liabilities	781,373	1,354	0.69%	907,961	2,663	1.17%
Noninterest-bearing deposits	162,189			148,096
Other liabilities	7,453			8,768
Stockholders’ equity	113,904			119,321
Total liabilities and stockholders’ equity	$1,064,919			$1,184,146

Net interest spread		$8,852	3.39%		$8,769	2.93%
Net interest margin			3.54%			3.15%

Tax-equivalent adjustment
Loans		$22			$27
Investment securities		2			12
Total		$24			$39

(1)
All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2013 and 2012 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)
Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $0 for the third quarter of 2013 and $524 thousand for the third quarter of 2012. The interest rate caps were terminated in June of 2013.

Tax-equivalent net interest income for the nine months ended September 30, 2013 was $26.4 million, as seen in the table below. This represented a decrease of $705 thousand, or 2.6%, when compared to the same period last year. The decrease was mainly due to lower yields earned on average earning assets and a decline in higher-yielding average loan balances. The decrease was partially offset by lower rates paid on and a decline in average balances of money market and savings deposits, and time deposits. However, the net interest margin improved to 3.48% for the first nine months of 2013 when compared to 3.31% for the first nine months of 2012.

On a tax-equivalent basis, interest income was $31.6 million for the first nine months of 2013, a decrease of $3.5 million, or 9.8%, when compared to the first nine months of 2012. Average earning assets decreased 7.3% while yields earned declined 11 basis points to 4.17% primarily due to the impact of loan activity. Average loans decreased 4.7% and the yield earned on loans declined 19 basis points. Loans comprised 77.0% and 74.8% of total average earning assets for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense was $5.2 million for the nine months ended September 30, 2013, a decrease of $2.7 million, or 34.4%, when compared to the same period last year. The rates paid on average interest-bearing liabilities declined 32 basis points to 0.87% while balances decreased $88.2 million, or 9.8%, primarily due to money market and savings deposit, and time deposit activity. For the nine months ended September 30, 2013, the average rate paid on money market and savings deposits declined 55 basis points while the average balance of these deposits decreased $52.9 million, or 19.0%, when compared to the same period last year, which reduced interest expense $1.4 million. As with the quarterly results, the lower rates paid on money market and savings deposits were mainly due to terminating the interest rate caps associated with the IND Program and the decrease in these deposits was primarily due to exiting the remainder of the IND Program. By terminating the interest rate caps, the interest expense related to the hedged money market deposit accounts declined from $1.5 million for the first nine months of 2012 to $695 thousand for the first nine months of 2013. The interest expense associated with the hedged deposits will be $1.3 million less for fiscal year 2013 than for fiscal year 2012. For the first nine months of 2013, the average rate paid on time deposits decreased 26 basis points, when compared to the same period last year, and the average balance of these deposits declined $42.1 million, or 9.5%, which reduced interest expense $1.3 million.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$780,359	$29,887	5.12%	$819,088	$32,588	5.31%
Investment securities
Taxable	136,680	1,568	1.53	131,863	2,149	2.18
Tax-exempt	560	21	4.97	3,548	140	5.27
Federal funds sold	4,241	3	0.10	10,992	7	0.09
Interest-bearing deposits	92,403	143	0.21	128,756	188	0.19
Total earning assets	1,014,243	31,622	4.17%	1,094,247	35,072	4.28%
Cash and due from banks	23,177			19,920
Other assets	67,036			69,514
Allowance for credit losses	(16,306)			(14,523)
Total assets	$1,088,150			$1,169,158

Interest-bearing liabilities
Demand deposits	$169,476	200	0.16%	$157,835	216	0.18%
Money market and savings deposits (4)	225,351	1,021	0.61	278,297	2,423	1.16
Certificates of deposit $100,000 or more	206,076	2,024	1.31	240,595	2,626	1.46
Other time deposits	197,201	1,973	1.34	204,789	2,666	1.74
Interest-bearing deposits	798,104	5,218	0.87	881,516	7,931	1.20
Short-term borrowings	11,140	20	0.25	15,448	36	0.31
Long-term debt	-	-	-	455	16	4.61
Total interest-bearing liabilities	809,244	5,238	0.87%	897,419	7,983	1.19%
Noninterest-bearing deposits	156,286			142,874
Other liabilities	8,500			8,949
Stockholders’ equity	114,120			119,916
Total liabilities and stockholders’ equity	$1,088,150			$1,169,158

Net interest spread		$26,384	3.30%		$27,089	3.09%
Net interest margin			3.48%			3.31%

Tax-equivalent adjustment
Loans		$71			$83
Investment securities		7			48
Total		$78			$131

(1)
All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0% for 2013 and 2012 exclusive of the alternative minimum tax rate and nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)
Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits associated with them. This adjustment increased interest expense $695 thousand for the first nine months of 2013 and $1.5 million for the first nine months of 2012. The interest rate caps were terminated in June of 2013.

Noninterest Income
Total noninterest income for the third quarter of 2013 increased $791 thousand, or 19.8%, when compared to the third quarter of 2012 and $830 thousand, or 20.9%, when compared to the second quarter of 2013. The increase in noninterest income when compared to the third quarter of 2012 was due to fewer losses on sales of other real estate owned ($524 thousand), income from an insurance investment ($297 thousand), and higher insurance agency commissions ($297 thousand). Partially offsetting this increase were $278 thousand in gains on sales of investment securities during the third quarter of 2012 compared to none during the third quarter of 2013. Included in noninterest income for the second quarter of 2013 was a $1.3 million loss incurred to recognize the ineffective portion of the previously mentioned interest rate caps related to the IND Program which was substantially offset by $913 thousand in gains on sales of investment securities. These transactions, along with the $297 thousand in income from an insurance investment, improved noninterest income when compared to the second quarter of 2013.

Total noninterest income for the nine months ended September 30, 2013 increased $92 thousand, or less than 1%, when compared to the same period in 2012. Included in total noninterest income for the first nine months of 2013 were higher insurance agency commissions ($648 thousand), larger gains on sales of investment securities ($635 thousand), and the income from the insurance investment ($297 thousand). Mainly offsetting these higher amounts was the $1.3 million loss incurred to terminate the interest rate caps associated with the IND Program.

Noninterest Expense
Total noninterest expense for the third quarter of 2013 grew $259 thousand, or 2.7%, when compared to the third quarter of 2012 primarily due to higher insurance agency commissions ($134 thousand), FDIC insurance premiums ($91 thousand) and marketing costs ($95 thousand). The higher marketing costs were mainly related to a branding project for the Company and its subsidiaries. When compared to the second quarter of 2013, total noninterest expense for the third quarter of 2013 grew $209 thousand, or 2.1%, primarily due to higher write-downs of other real estate owned ($163 thousand), salaries ($113 thousand), and FDIC insurance premiums ($100 thousand) which were partially offset by lower marketing costs ($77 thousand) and professional fees ($76 thousand).

Total noninterest expense for the first nine months of 2013 increased $348 thousand, or 1.2%, when compared to the same period in 2012. Included in noninterest expense were higher marketing costs ($387 thousand), insurance agency commissions ($324 thousand) and FDIC insurance premiums ($207 thousand). Partially offsetting these amounts were lower occupancy expense ($175 thousand), salaries ($168 thousand) and write-downs of other real estate owned ($130 thousand).

Income Taxes
The Company reported an income tax benefit of $7.4 million and $1.4 million for the third quarter of 2013 and 2012, respectively, while the effective tax rate was a 39.4% and 42.7% benefit for the third quarter of 2013 and 2012, respectively. The Company reported an income tax benefit of $7.2 million and $3.3 million for the first nine months of 2013 and 2012, respectively, while the effective tax rate was a 39.9% and 41.9% benefit for the first nine months of 2013 and 2012, respectively.

ANALYSIS OF FINANCIAL CONDITION

Loans
Loans totaled $718.6 million at September 30, 2013 and $785.1 million at December 31, 2012, a decline of $66.5 million, or 8.5%. Loans included deferred costs, net of deferred fees, of $317 thousand at September 30, 2013 and $286 thousand at December 31, 2012. We do not engage in foreign or subprime lending activities. The decline in loans since the end of 2012 was mainly due to the $19.6 million in charge-offs taken on the loans associated with the Asset Sale and the subsequent transfer of these loans to loans held for sale at the value to be realized upon sale ($23.6 million). Loans have declined in all 5 principal classes with the majority of the decline in construction ($39.1 million) and commercial real estate ($11.8 million), primarily due to the Asset Sale. Residential real estate loans declined $7.9 million, while commercial and consumer loans declined $5.7 million and $2.0 million, respectively. Fewer high-quality loan opportunities and our level of loan charge-offs continue to impede overall loan growth and financial performance. However, the disposition of the problem loans in the Asset Sale will provide the opportunity to focus more on growing healthy new business and generating earnings in a slowly improving economy. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $69.0 million, or 9.6% of total loans, at September 30, 2013, compared to $108.1 million, or 13.8% of total loans, at December 31, 2012. Commercial real estate loans were approximately $303.2 million, or 42.2% of total loans, at September 30, 2013, compared to $314.9 million, or 40.1% of total loans, at December 31, 2012. The overall decline in these 2 principal loan classes was $50.9 million while the combined percent of total loans was 51.8% at September 30, 2013, declining from the 53.9% at the end of 2012, primarily due to the Asset Sale. Because most of our loans are secured by real estate, the slow upturn in real estate related activities in our local real estate market and construction industry, and the soft economy on the Delmarva Peninsula in general, have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio. However, we are cautiously optimistic that the real estate values driving our regional economy are beginning to stabilize.

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

The provision for credit losses was $22.5 million for the third quarter of 2013, $6.2 million for the third quarter of 2012 and $2.7 million for the second quarter of 2013. The provision for credit losses was $27.3 million for the first nine months of 2013 and $18.1 million for the first nine months of 2012. The provision for credit losses for the third quarter of 2013 and for the first nine months of 2013 included $19.6 million to replenish the allowance for the charge-off of loans associated with the Asset Sale. Credit quality has been negatively impacted by soft economic conditions and as problem loans are identified, management takes prompt action to quantify and minimize losses in its focused efforts to dispose of existing problem loans such as with the Asset Sale. Management expects to continue to work out of the remaining problem loans, many of which are performing TDRs, and to charge off nonperforming assets as rapidly as possible, to enable the Company to improve its overall credit quality and reduce problem loans.

Net charge-offs were $26.9 million for the third quarter of 2013 and $6.2 million for the third quarter of 2012, as shown in the following table. Net charge-offs were $2.7 million for the second quarter of 2013. Net charge-offs were $32 million and $19.4 million for the first nine months of 2013 and 2012, respectively. The charge-offs in all periods discussed were mainly real estate related loans. As previously mentioned, the higher charge-offs for the third quarter of 2013 and for the first nine months of 2013 were mainly due to the $19.6 million in charge-offs related to the loans associated with the Asset Sale. The allowance for credit losses as a percentage of average loans was 1.46% for the third quarter of 2013 and 1.60% for the third quarter of 2012. The allowance for credit losses as a percentage of average loans was 1.45% for the first nine months of 2013, compared to 1.58% for the same period in 2012. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2013.

The following table presents a summary of the activity in the allowance for credit losses for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance balance – beginning of period	$15,723	$12,990	$15,991	$14,288
Charge-offs:
Construction	(18,539)	(3,222)	(20,048)	(5,008)
Residential real estate	(4,225)	(2,323)	(6,114)	(7,996)
Commercial real estate	(4,056)	(742)	(6,003)	(2,177)
Commercial	(196)	(73)	(419)	(4,513)
Consumer	(3)	(31)	(65)	(208)
Totals	(27,019)	(6,391)	(32,649)	(19,902)
Recoveries:
Construction	3	5	5	5
Residential real estate	51	5	349	99
Commercial real estate	20	116	113	123
Commercial	47	22	149	230
Consumer	16	8	33	17
Totals	137	156	649	474
Net charge-offs	(26,882)	(6,235)	(32,000)	(19,428)
Provision for credit losses	22,460	6,200	27,310	18,095
Allowance balance – end of period	$11,301	$12,955	$11,301	$12,955

Average loans outstanding during the period	$772,008	$808,244	$780,359	$819,088
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	13.81%	3.07%	5.48%	3.17%
Allowance for credit losses at period end as a percentage of average loans	1.46%	1.60%	1.45%	1.58%

Nonperforming Assets and Accruing TDRs
Nonperforming assets, excluding nonaccrual loans held for sale, declined $21.3 million to $23.3 million at September 30, 2013 from $44.6 million at December 31, 2012, as shown in the following table. Accruing TDRs, excluding accruing TDRs held for sale, declined $23.0 million to $29.4 million at September 30, 2013 from $52.4 million at December 31, 2012. Partially offsetting the decline in accruing TDRs was the addition of a $9.6 million favorably-rated credit from one loan relationship. At September 30, 2013, the ratio of nonaccrual loans, excluding nonaccrual loans held for sale, to total assets was 1.66%, improving from 3.08% at December 31, 2012. Likewise, the ratio of accruing TDRs, excluding accruing TDRs held for sale, to total assets at September 30, 2013 was 2.80%, decreasing from 4.41% at December 31, 2012. The positive trend in nonperforming assets and TDRs, as well as the corresponding asset quality ratios, was due primarily to the impact of the Asset Sale.

Gross interest income of $1.5 million, $2.9 million and $2.2 million for the first nine months of 2013, fiscal year 2012 and the first nine months of 2012, respectively, would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. No interest was recorded on these loans during the first nine months of 2013 or 2012.

The Company continues to focus on the resolution of its nonperforming and problem loans. The efforts to accomplish this goal include the following:

•	frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon;

•	obtaining updated appraisals;

•	provisioning for credit losses;

•	charging off loans;

•	transferring loans to other real estate owned;

•	aggressively marketing other real estate owned; and

•	sale of loans.

The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2013 and
December 31, 2012.

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale
Construction	$8,039	$9,694
Residential real estate	5,405	11,532
Commercial real estate	3,342	14,567
Commercial	668	594
Consumer	47	87
Total nonaccrual loans excluding nonaccrual loans held for sale	17,501	36,474
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	290
Commercial real estate	-	165
Commercial	-	-
Consumer	9	5
Total loans 90 days or more past due and still accruing	9	460
Other real estate owned	5,776	7,659
Total nonperforming assets excluding nonaccrual loans held for sale	23,286	44,593
Nonaccrual loans held for sale	7,265	-
Total nonperforming assets including nonaccrual loans held for sale	$30,551	$44,593

Accruing TDRs excluding accruing TDRs held for sale
Construction	$1,899	$27,335
Residential real estate	16,735	7,017
Commercial real estate	10,704	17,880
Commercial	101	121
Consumer	-	-
Total accruing TDRs excluding accruing TDRs held for sale	29,439	52,353
Accruing TDRs held for sale	14,842	-
Total accruing TDRs including TDRs held for sale	$44,281	$52,353

As a percent of total loans:
Nonaccrual loans	2.44%	4.65%
Accruing TDRs	4.10%	6.67%
Nonaccrual loans and accruing TDRs	6.53%	11.31%

As a percent of total loans and other real estate owned:
Nonperforming assets	3.21%	5.63%
Nonperforming assets and accruing TDRs	7.28%	12.23%

As a percent of total assets:
Nonaccrual loans excluding nonaccrual loans held for sale	1.66%	3.08%
Nonaccrual loans including nonaccrual loans held for sale	2.36%	3.08%
Nonperforming assets excluding nonaccrual loans held for sale	2.21%	3.76%
Nonperforming assets including nonaccrual loans held for sale	2.91%	3.76%
Accruing TDRs excluding accruing TDRs held for sale	2.80%	4.41%
Accruing TDRs including accruing TDRs held for sale	4.21%	4.41%
Nonperforming assets and accruing TDRs excluding nonaccrual loans and accruing TDRs held for sale	5.01%	8.18%
Nonperforming assets and accruing TDRs including nonaccrual loans and accruing TDRs held for sale	7.12%	8.18%

Investment Securities
The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted market prices. They represent securities which may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2013, 98% of the portfolio was classified as available for sale and 2% as held to maturity, the same as at December 31, 2012. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $138.2 million at September 30, 2013, a $9.9 million, or 6.7%, decrease since December 31, 2012. Included in the decrease were sales of $39.4 million in investment securities which generated a gain of $913 thousand during the second quarter of 2013. At the end of September 2013, 60.5% of the securities in the portfolio were mortgage-backed securities, 33.4% were U.S. Government agencies and 3.9% were U.S. Treasuries, compared to 73.4%, 24.4% and 0%, respectively, at year-end 2012. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits
Total deposits at September 30, 2013 were $930.4 million, a $118.9 million, or 11.3%, decrease when compared to the $1.049 billion at December 31, 2012. The decrease in deposits was mainly due to a decline in money market deposit accounts associated with the IND Program. As previously mentioned, the Company decided to exit the IND Program to decrease its excess liquidity. Also contributing to the decrease in deposits was a $41.1 million decline in time deposits reflecting a reduction in the Company’s liquidity needs and a $15.7 million decline in interest-bearing demand deposits primarily from a decrease in deposits of a large municipal customer. Noninterest-bearing deposits increased $12.2 million, or 7.9%, from the end of 2012.

Short-Term Borrowings
Short-term borrowings at September 30, 2013 and December 31, 2012 were $11.5 million and $13.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2013 and December 31, 2012, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at September 30, 2013 and December 31, 2012. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $53.7 million and $58.0 million at September 30, 2013 and December 31, 2012, respectively. The Banks have pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity was $102.0 million at September 30, 2013, compared to $114.0 million at December 31, 2012. The decrease since the end of 2012 was due to the net loss of $10.8 million and unrealized losses on available-for-sale securities of $2.4 million which was partially offset by unrealized gains on cash flow hedging activities of $1.2 million relating to the interest rate caps. On May 3, 2012, the Company’s board of directors voted to suspend quarterly cash dividends until further notice in order to mitigate declines in capital and capital ratios.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. At September 30, 2013, the Company’s capital ratios were well in excess of regulatory minimums.

The table below presents a comparison of the Company’s capital ratios to the minimum regulatory requirements as of September 30, 2013 and December 31, 2012.

			Minimum
	September 30,	December 31,	Regulatory
	2013	2012	Requirements
Tier 1 risk-based capital ratio	11.21%	12.05%	4.00%
Total risk-based capital ratio	12.44%	13.32%	8.00%
Leverage ratio	8.25%	8.32%	4.00%

In July 2013, the U.S. Federal banking regulators published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules are effective for the Company on January 1, 2015 and will be fully phased in on January 1, 2019.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% (increased from 4.0%), plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0% (unchanged from current rules), plus the capital conservation buffer and (iv) a minimum leverage ratio of 4% (unchanged from current rules), calculated as the ratio of Tier 1 capital to average assets. The Basel III Capital Rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period, increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules also revise the “prompt corrective action” regulations by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status and (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%). The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting the Company’s risk-weighted assets include, among other things:

Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

Assigning a 150% risk weight to loans (other than residential mortgage) that are 90 days past due.

Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, currently at 0%.

Management is currently reviewing the Basel III Capital Rules to determine the impact that they could have on the Company.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2013 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 14, 2013	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ George S. Rapp
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

1. Incorporated by reference from the Company’s Current Report on Form 8-K dated May 24, 2013.

