Form 10-Q/A
period 2013-09-30
SHORE BANCSHARES INC
filed 2013-12-30
CIK 1035092

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

Explanatory Note:  This Amendment No. 1 to the Form 10-Q of Shore Bancshares, Inc. for the period ended September 30, 2013, is filed to (i) correct information originally disclosed in Item 1 of Part 1, Notes to Consolidated Financial Statements, specifically Note 5, “Other Assets”, and Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Liquidity and Capital Resources” and “Regulatory Enforcement Actions”; (ii) provide Note 14, “Restatement of Financial Information”; and (iii) revise management’s conclusions in Item 4 of Part I with respect to the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.  No other changes have been made to the Company’s Form 10-Q and this amendment does not reflect events that have occurred after the November 14, 2013 filing date or modify or update the disclosure presented therein except to reflect the amendment described above.  New certifications are supplied as Exhibits 31.1, 31.2 and 32.

1

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

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(20,048)	(6,114)	(6,003)	(419)	(65)	-	(32,649)
Recoveries	5	349	113	149	33	-	649
Net charge-offs	(20,043)	(5,765)	(5,890)	(270)	(32)	-	(32,000)

Provision	17,646	4,301	5,324	(140)	(105)	284	27,310
Ending balance	$1,990	$3,730	$3,568	$1,272	$270	$471	$11,301

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(5,008)	(7,996)	(2,177)	(4,513)	(208)	-	(19,902)
Recoveries	5	99	123	230	17	-	474
Net charge-offs	(5,003)	(7,897)	(2,054)	(4,283)	(191)	-	(19,428)

Provision	4,585	7,070	2,240	4,321	(99)	(22)	18,095
Ending balance	$3,327	$4,187	$3,601	$1,536	$304	$-	$12,955

Note 5 – Other Assets

The Company had the following other assets at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonmarketable investment securities	$2,058	$2,750
Accrued interest receivable	2,769	2,796
Insurance premiums receivable	719	1,089
Income taxes receivable	2,073	5,160
Deferred income taxes	20,365	9,180
Prepaid expenses	1,209	2,227
Other assets	9,090	5,634
Total	$38,283	$28,836

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Accrued interest payable	$271	$339
Other accounts payable	3,824	3,657
Deferred compensation liability	1,481	2,431
Other liabilities	1,926	2,320
Total	$7,502	$8,747

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

Note 13 – Subsequent Event

After the third quarter and nine-month financial results for the Company were reported in its press release dated October 28, 2013, it was determined that the accounting and presentation in the financial statements for the losses recognized in connection with the execution of agreements by the Company’s wholly owned subsidiary, The Talbot  Bank of Easton (the “Bank”), to sell loans and other real estate owned (the “Asset Sale”) required modification. The transaction originally was reported in noninterest income as a $19.8 million loss on the Asset Sale. The revised accounting and presentation in this Form 10-Q reflect loan charge-offs of $19.6 million on loans associated with the Asset Sale and a subsequent provision for credit losses of $19.6 million. The write-downs of $182 thousand on other real estate owned associated with the Asset Sale are reflected in noninterest expense. Net loss for the three and nine months ended September 30, 2013 was not impacted by the modification.  See additional details on the Asset Sale in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 14 – Restatement of Financial Information

Subsequent to the filing of the Company’s Form 10-Q for the third quarter of 2013, management determined that the regulatory capital ratios previously reported for the Company and Talbot Bank required modification due to a change in deferred income taxes.  This adjustment to deferred income taxes was a result of a reclassification from income taxes receivable to reflect what the Company will receive through carryback claims.  The change in deferred income taxes impacted the disallowed deferred tax assets (“DTA”) in the calculations of the regulatory capital ratios.  The following tables provide information on the originally reported and restated amounts for income taxes receivable and deferred income taxes, and regulatory capital ratios at September 30, 2013.

	As originally
(Dollars in thousands)	reported	Adjustment	As restated
Income taxes receivable	$12,698	$(10,625)	$2,073
Deferred income taxes	9,740	10,625	20,365

	As originally	Adjustment
	reported	(basis points)	As restated
The Company
Tier 1 risk-based capital ratio	11.21%	(189)	9.32%
Total risk-based capital ratio	12.44%	(187)	10.57%
Leverage ratio	8.25%	(143)	6.82%

Talbot Bank
Tier 1 risk-based capital ratio	8.44%	(215)	6.29%
Total risk-based capital ratio	9.70%	(215)	7.55%
Leverage ratio	6.59%	(170)	4.89%

The Company’s restated capital ratios remain well in excess of regulatory minimums.  Per its consent order, Talbot Bank will submit a capital plan to the FDIC and Commissioner which describes the methods and timing by which it will increase its capital ratios up to or in excess of required minimums.  These methods include earnings from operations, capital infusions from the Company, tax planning strategies to reduce disallowed DTA, and other capital-raising alternatives such as debt or equity issuances.

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

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank must meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of September 30, 2013, the leverage ratio and total risk-based capital ratio were 4.89% and 7.55%, respectively, for Talbot Bank. Talbot Bank has notified the FDIC and Commissioner of falling below the minimum capital ratios required by the Order, and is currently developing a written plan describing the means and timing by which it will increase its capital ratios up to or in excess of the required minimums including earnings from operations, capital infusions from the Company and other capital raising alternatives such as debt or equity issuances.

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

The losses for the three and nine months ended September 30, 2013 were due to pretax losses of $19.8 million recognized in connection with the Asset Sale by the Bank. On October 28, 2013, the Bank entered into agreements to sell assets with an aggregate book value of $45.0 million for a price of $25.2 million. The assets consisted of $11.1 million of nonaccrual loans, $30.4 million of accruing TDRs, $1.8 million of adversely classified performing loans and $1.7 million of other real estate owned. As a result, as of September 30, 2013, charge-offs of $19.6 million were taken on the $43.3 million of loans subject to the Asset Sale to reflect the value to be realized upon sale. Subsequently, the provision for credit losses was increased $19.6 million to replenish the allowance and the loans subject to the Asset Sale were transferred to loans held for sale. Other real estate owned subject to the Asset Sale was written down $182 thousand. Loans held for sale with an aggregate book value of $10.7 million were sold on November 8, 2013 and the remaining assets subject to the Asset Sale are currently scheduled to be sold in mid-December, subject to certain closing conditions.

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

			Minimum
	September 30,	December 31,	Regulatory
	2013	2012	Requirements
Tier 1 risk-based capital ratio	9.32%	12.05%	4.00%
Total risk-based capital ratio	10.57%	13.32%	8.00%
Leverage ratio	6.82%	8.32%	4.00%

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

Prior to November 14, 2013, an evaluation of the effectiveness of these disclosure controls as of September 30, 2013 was carried out under the supervision and with the participation of management, including the CEO and the PAO.  Based on that evaluation, management, including the CEO and the PAO, concluded and disclosed in the original report to which this amendment relates that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level.  As discussed in the Explanatory Note to this amended report and in Note 14 to the financial statements presented herein, however, management subsequently became aware that income taxes receivable did not reflect what the Company would receive through carryback claims.  In light of this discovery, our disclosure controls and procedures as of September 30, 2013 have since been re-evaluated under the supervision and with the participation of management, including the CEO and the PAO.  Based on such re-evaluation, such officers have now determined that our disclosure controls and procedures were not, in fact, effective at the reasonable assurance level as of September 30, 2013.  Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

SHORE BANCSHARES, INC.

Date: December 30, 2013	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2013	By:	/s/ George S. Rapp
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

