Form 10-K
period 2013-12-31
SHORE BANCSHARES INC
filed 2014-03-20
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $59,623,353.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 8,471,289 as of February 28, 2014.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2014 Annual Meeting of Stockholders.

This Annual Report on Form 10-K of Shore Bancshares, Inc. (the “Company” and “we,” “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable terminology, although not all forward-looking statements contain these words.  Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.  You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements.  The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;

•	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary banks in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the growth and profitability of non-interest or fee income being less than expected;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

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

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company is the largest independent financial holding company headquartered on the Eastern Shore of Maryland.  The Company’s primary business is acting as the parent company to several financial institution and insurance entities.  The Company engages in the banking business through CNB, a Maryland commercial bank with trust powers, The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”), and, until January 1, 2011, The Felton Bank, a Delaware commercial bank (“Felton Bank”).  On January 1, 2011, Felton Bank merged into CNB, with CNB as the surviving bank.  Until December 31, 2009, CNB did business as The Centreville National Bank of Maryland, a national banking association.  It was converted to a Maryland charter on that date.  As used in this annual report, the term “Banks” refers to CNB, Talbot Bank and Felton Bank for periods prior to January 1, 2011 and to CNB and Talbot Bank for all other periods.

The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation (collectively “TSGIA”); and an insurance premium finance company, Mubell Finance, LLC, a Maryland limited liability company, (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”).

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

We operate in two business segments:  community banking and insurance products and services.  Financial information related to our operations in these segments for each of the two years ended December 31, 2013 is provided in Note 25 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

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

Lending Activities

The Banks originate secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans.  Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. The Banks request personal guarantees from the principals of the commercial loan borrowers.

The Banks’ commercial real estate loans are primarily secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space.  The Banks attempt to mitigate the risks associated with these loans through thorough financial analyses, conservative underwriting procedures, including loan to value ratio standards, obtaining additional collateral, closely monitoring construction projects to control disbursement of funds on loans, and management’s knowledge of the local economy in which the Banks lend.

The Banks provide residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction.  Additional collateral may be taken if loan to value ratios exceed 80%.  Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed.  These loans typically have maturities of six to 12 months and may have fixed or variable rate features.  Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans.  The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less at origination, obtaining additional collateral, and closely monitoring construction projects to control disbursement of funds on loans.

The Banks originate fixed and variable rate residential mortgage loans.  As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy, among other factors.  Underwriting standards recommend loan to value ratios not to exceed 80% at origination based on appraisals performed by approved appraisers. The Banks rely on title insurance to protect their lien priorities and protect the property securing the loans by requiring fire and casualty insurance.

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans.  Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

Deposit Activities

The Banks offer a full array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit.  The Banks also offer the CDARS program, providing up to $50 million of FDIC insurance to our customers.  In addition, we offer our commercial customers packages which include Cash Management services and various checking opportunities.

Trust Services

CNB has a trust department through which it markets trust, asset management and financial planning services to customers within our market areas using the trade name Wye Financial & Trust.

Insurance Activities

The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC were formed as a result of the Company’s acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002.  In November 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full-service insurance producer firm located in Centreville, Maryland.  Jack Martin & Associates, Inc., Tri-State General Insurance Agency, LTD, Tri-State General Insurance Agency of New Jersey, Inc., and Tri-State General Insurance Agency of Virginia, Inc. were acquired on October 1, 2007.

The Insurance Subsidiaries offer a full range of insurance products and services to customers, including insurance premium financing.

Seasonality

Management does not believe that our business activities are seasonal in nature.

Employees

At February 28, 2014, we employed 332 persons, of which 302 were employed on a full-time basis.

COMPETITION

The banking business is highly competitive.  Within our market areas, we compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with money market and mutual funds and other investment alternatives for deposits, with consumer finance companies for loans, with insurance companies, agents and brokers for insurance products, and with other financial institutions for various types of products and services.  There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2013, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$181,128	34.36%
PNC Bank, NA	152,604	28.95
Chesapeake Bank and Trust Co.	69,059	13.10
Branch Banking & Trust	52,023	9.87
CNB	45,883	8.70
SunTrust Bank	26,467	5.02

Total	$527,164	100.00%

Source:  FDIC DataBook

		% of
Queen Anne’s County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$352,581	39.41%
CNB	234,511	26.21
Bank of America, NA	69,762	7.80
PNC Bank, NA	63,618	7.11
M&T	56,790	6.35
First National Bank of Pennsylvania	41,862	4.68
Branch Banking & Trust	24,787	2.77
Capital One Bank, NA	22,557	2.52
Peoples Bank	20,081	2.24
Sun Trust Bank	8,134	0.91

Total	$894,683	100.00%

Source:  FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc	$154,427	41.04%
PNC Bank, NA	95,010	25.25
CNB	63,761	16.95
M&T	28,937	7.69
Branch Banking & Trust	28,710	7.63
The Queenstown Bank of Maryland	5,403	1.44

Total	$376,248	100.00%

Source:  FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$477,431	43.10%
PNC Bank, NA	140,590	12.69
Bank of America, NA	125,445	11.32
Easton Bank & Trust	118,264	10.68
The Queenstown Bank of MD	47,964	4.33
Branch Banking & Trust	47,281	4.27
M&T	47,247	4.26
SunTrust Bank	34,893	3.15
Provident State Bank, Inc	25,419	2.29
Capital One Bank, NA	22,971	2.07
First Mariner Bank	20,309	1.83

Total	$1,107,814	100.00%

Source:  FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
The National Bank of Cambridge	$176,662	32.59%
Hebron Savings Bank	107,363	19.80
Provident State Bank, Inc	64,810	11.95
Branch Banking & Trust	59,298	10.94
M&T	37,489	6.92
The Talbot Bank of Easton, Maryland	35,730	6.59
Bank of America, NA	30,732	5.67
SunTrust Bank	30,040	5.54

Total	$542,124	100.00%

Source:  FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
M&T	$521,198	28.49%
PNC Bank Delaware	334,671	18.29
First NB of Wyoming	241,717	13.21
RBS Citizens NA	182,323	9.97
Wells Fargo	155,519	8.50
Wilmington Savings Fund Society	136,516	7.46
CNB	68,650	3.75
TD Bank National Assn	60,338	3.30
Artisans Bank	46,566	2.55
County Bank	39,734	2.17
Midcoast Community Bank	34,496	1.89
Fort Sill National Bank	7,743	0.42

Total	$1,829,471	100.00%

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

Regulation of Financial Holding Companies

In November 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law.  Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.”  The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with new expedited notice procedures.

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

As of December 31, 2013, Talbot Bank was categorized as “adequately capitalized” and CNB as “well capitalized.”  For more information regarding the capital condition of the Company, see Note 1 to the Consolidated Financial Statements under the caption “Regulatory Enforcement Actions” and Note 16 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

Basel III — Capital, Liquidity and Stress Testing Requirements

The Basel Committee on Banking Supervision (“Basel”) has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III.” On June 7, 2012, the FRB issued a notice of proposed rulemaking that would implement elements of Sections 165 and 166 of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity.  On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received.  In July 2013, the U.S. federal banking agencies published the final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.

Capital Requirements

The Basel III Capital Rules implement the Basel III capital standards and establish minimum capital levels required under the Dodd-Frank Act, which apply to all U.S. banks, subject to various transition periods.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach.  The Basel III Capital Rules are effective for the Company on January 1, 2015 and will be fully phased in on January 1, 2019.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% (increased from 4.0%), plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0% (unchanged from current rules), plus the capital conservation buffer and (iv) a minimum leverage ratio of 4% (unchanged from current rules), calculated as the ratio of Tier 1 capital to average assets.  The Basel III Capital Rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital.  Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting the Company’s risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to loans (other than residential mortgage) that are 90 days or more past due or on nonaccrual.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, currently at 0%.

Management believes that the Company will meet all capital adequacy requirements under the Basel III Capital Rules when they become effective for the Company on January 1, 2015.

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

Deposit Insurance

The Banks are members of the FDIC and pay an insurance premium on a quarterly basis.  Deposits are insured by the FDIC through the DIF and such insurance is backed by the full faith and credit of the United States Government.  Under the Dodd-Frank Act, a permanent increase in deposit insurance to $250,000 was authorized.  The coverage limit is per depositor, per insured depository institution, for each account ownership category.

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

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the DIF to an acceptable level.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  It was also announced that the assessment rate would increase by 3 basis points effective January 1, 2011.  The prepayment was accounted for as a prepaid expense and amortized quarterly.  The prepaid assessment qualified for a zero risk weight under the risk-based capital requirements.  The Banks’ three-year prepaid assessment was $5.4 million.  The Banks expensed a total of $1.8 million in FDIC premiums during 2013. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2013, the FICO assessment was equal to 0.155 basis points computed on assets as required by the Dodd-Frank Act.  These assessments will continue until the bonds mature in 2019.

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

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”).  The FRB released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include banks like the Banks, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of:  (i) July 21, 2012; or (ii) 12 months after the date on which interagency final rules are adopted.

On December 10, 2013, the U.S. federal banking agencies, including the FRB, adopted a final rule implementing the Volcker Rule. Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size. Banking entities with total assets of $10 billion or more that engage in activities subject to the Volcker Rule will be required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The final rule becomes effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the FRB announced an extension of the conformance period for all banking entities until July 21, 2015.  In response to industry questions regarding the final Volcker Rule, the U.S. federal banking agencies, the SEC, and the Commodity Futures Trading Commission issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations (“CDOs”) backed by trust preferred securities if the CDO meets certain requirements.

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

REGULATORY ENFORCEMENT ACTIONS

Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the FDIC, a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. The description of the Consent Agreements, the Order and the Acknowledgement along with Talbot Bank’s progress with the requirements, are set forth below.

Management. Talbot Bank is required to have and retain experienced, qualified management, and to assess management’s ability to (1) comply with the requirements of the Order; (2) operate Talbot Bank in a safe and sound manner; (3) comply with all applicable laws, rules and regulations; and (4) restore all aspects of Talbot Bank to a safe and sound condition, including capital adequacy, asset quality, and management effectiveness. Talbot Bank has implemented certain changes to comply with the Order which include expanding our credit administration and loan workout units with the addition of experienced new staff members, in an effort to accelerate the resolution of our credit issues and position Talbot Bank for future growth. Additionally, Talbot Bank is conducting an internal and external search for a chief financial officer.

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

Classified Assets Reduction. Within 60 days of the effective date of the Order, Talbot Bank was required to submit a Classified Asset Plan to the FDIC and Commissioner to reduce the risk position in each asset in excess of $750,000 which was classified “Substandard” and “Doubtful” by the FDIC or Commissioner. Talbot Bank revised its existing Classified Asset Plan to address the terms of the Order and submitted the updated plan to the FDIC and Commissioner in accordance with the Order.

Allowance for Loan and Lease Losses. Within 60 days of the effective date of the Order, the board of directors was required to review the adequacy of the allowance for loan and lease losses (the “ALLL”), establish a policy for determining the adequacy of the ALLL and submit such ALLL policy to the FDIC and Commissioner. Talbot Bank amended its ALLL policy to comply with the terms of the Order and submitted the updated policy to the FDIC and Commissioner in accordance with the Order.

Loan Policy. Within 60 days from the effective date of the Order, Talbot Bank was required to (i) review its loan policies and procedures (“Loan Policy”) for adequacy, (ii) make all appropriate revisions to the Loan Policy to address the lending deficiencies identified by the FDIC, and (iii) submit the Loan Policy to the FDIC and Commissioner. Talbot Bank completed its review of and made the required revisions to the Loan Policy. The updated Loan Policy was submitted to the FDIC and Commissioner in accordance with the terms of the Order.

Loan Review Program. Within 30 days from the effective date of the Order, the Board was required to establish a program of independent loan review that provides for a periodic review of Talbot Bank’s loan portfolio and the identification and categorization of problem credits (the “Loan Review Program”) and submit the Loan Review Program to the FDIC and Commissioner. Talbot Bank enhanced its existing Loan Review Program and submitted it to the FDIC and Commissioner in accordance with the terms of the Order.

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank was required to meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of December 31, 2013, the leverage ratio and total risk-based capital ratio were 4.98% and 8.17%, respectively, for Talbot Bank. Per the Order, Talbot Bank submitted a written plan to the FDIC and the Commissioner describing the means and timing by which it will increase its capital ratios up to or in excess of the required minimums including earnings from operations, capital infusions from the Company and other capital raising alternatives such as equity issuances by the Company.

Profit and Budget Plan. Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank was and will be required to submit a profit and budget plan to the FDIC and Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order.  In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and Commissioner within 60 days from the effective date of the Order and one which was submitted within 30 days of the end of 2013.

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

Oversight Committee. Within 30 days from the effective date of the Order, Talbot Bank was required to establish a board committee to monitor and coordinate compliance with the Order. Talbot Bank has established a board committee to comply with this provision of the Order.

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

AVAILABLE INFORMATION

The Company maintains an Internet site at www.shorebancshares.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.  In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov.

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

Risks Relating to Our Business

The current economic environment poses significant challenges for us and could continue to adversely affect our financial condition and results of operations.

The Banks are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate  market  and constrained  financial markets.  There have been dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures and high levels of unemployment, resulting in significant write-downs of asset values by financial institutions.  While conditions appear to have begun to improve generally, continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the  Banks' borrowers or  their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial services industry.  For example, further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

•	Economic conditions that negatively affect housing prices and the job market may result in further deterioration in credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•	Demand for our products and services may decline;

•	Collateral for loans made by us may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with our loans held for investment;

•	Our loan customers may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral;

•	The processes we use to estimate the allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

•	A reduction in the size, spending or employment levels of the federal, state and/or local governments in the Washington, DC metropolitan area could have a negative effect on the economy of the region, on our customers, and on real estate prices;

•	Continued turmoil in the market, and loss of confidence in the banking system, could require the Banks to pay higher interest rates to obtain deposits to meet the needs of their depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Banks may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Banks being placed into receivership; and

•	Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse.  Further, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good.  Accordingly, a further decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets.  Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate.  Based on our concentration of commercial real estate and construction lending as of December 31, 2013, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.  Further, we cannot guarantee that any risk management practices we implement will be effective to prevent losses resulting from concentrations in our commercial real estate portfolio.

Interest rates and other economic conditions will impact our results of operations.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our results of operations are significantly impacted by the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities.  If more assets reprice or mature than liabilities during a falling interest rate environment, then our earnings could be negatively impacted.  Conversely, if more liabilities reprice or mature than assets during a rising interest rate environment, then our earnings could be negatively impacted.  Fluctuations in interest rates are not predictable or controllable.

Changes in interest rates, particularly by the Federal Reserve Board, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans.   In setting its policy, the Federal Reserve Board may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements.   These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations.  In addition, an increase in interest rates could adversely affect borrowers'  ability to pay the principal or interest on existing loans or reduce their desire to borrow more money.  This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.  We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

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

Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events.

While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that have not been identified as nonperforming or potential problem loans, but that will result in losses.  We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified.  As a result, future additions to the allowance may be necessary.

Economic conditions and increased uncertainty in the financial markets could adversely affect our ability to accurately assess our allowance for loan losses.  Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates.  We estimate losses inherent in our loan portfolio, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how those economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

The failure of the Company and Talbot Bank to comply with applicable regulatory requirements and regulatory enforcement actions could result in further restrictions and enforcement actions.

While the Company and Talbot Bank intend to take such actions as may be necessary to comply with both the requirements of the Order and other regulatory requirements, the Company and Talbot Bank may be unable to comply fully with such requirements, and efforts to comply with such requirements may have adverse effects on the operations and financial condition of the Company and Talbot Bank.  In addition, Talbot Bank from time to time may require waivers, amendments or modifications in order to remain in compliance with the Order, and FDIC and Commissioner may not grant such relief.  Any material failure by Talbot Bank to comply with the provisions of the Order could result in further enforcement actions by the FDIC, the Commissioner and the FRB which could impact our ability to operate in the normal course of business and, thereby, adversely affect our results of operations.

The Company may not be successful if it is not able to grow its subsidiaries and their businesses.

The Company’s primary business activity for the foreseeable future will be to act as the holding company of CNB, Talbot Bank, and its other subsidiaries.  Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries. The heightened regulatory scrutiny of the Company and Talbot Bank could impede the ability of the Company to expand its operations.

The market value of our investments might decline.

As of December 31, 2013, we had classified 97% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”)  relating to accounting for investments.  ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.  The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

CNB and Talbot Bank are members of the FHLB of Atlanta.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, our investments include stock issued by the FHLB of Atlanta..  These investments could be subject to future impairment charges and there can be no guaranty of future dividends.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  Intangible assets other than goodwill are also subject to impairment tests at least annually.  A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  At December 31, 2013, we had recorded goodwill of $12.5 million and other intangible assets of $3.5 million, representing approximately 12.1% and 3.4% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At December 31, 2013, our deferred tax assets were approximately $19.1 million.  There was no valuation allowance for deferred taxes recorded at December 31, 2013 as management believes it is more likely than not that all of the deferred taxes will be realized because they were supported by positive evidence such as the expected generation of a sufficient level of future taxable income from operations and tax planning strategies. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods.  Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimate with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies.  If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to establish a valuation allowance to reduce our deferred tax assets.  Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is established and could have a material adverse effect on our results of operations.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.  See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for further information.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.

We face substantial competition in all phases of our operations from a variety of different competitors.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.

Many of our competitors are well-established, larger financial institutions and many offer products and services that we do not.  Many have substantially greater resources, name recognition and market presence that benefit them in attracting business.  Some of our competitors are not subject to the same regulations that are imposed on us, including credit unions that do not pay federal income tax, and, therefore, have regulatory advantage over us in accessing funding and in providing various services.  While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market.  If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected.  Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our net income and our market share and may adversely affect our results of operations, financial condition and growth.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.  Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates.  Finally, if we are required to place greater reliance on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

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

Our exposure to operational, technological and organizational risk may adversely affect us.

We are exposed to many types of operational risks, including reputation, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or telecommunications systems.

Certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability.  We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as are we) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify.  We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with accounting principles generally accepted in the U.S. (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access.  While we have selected these third party vendors carefully, we do not control their actions.  Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation.  Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interface with the vendor’s ability to serve us.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Our information  systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our internet banking, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of such failure, interruption or security breach of our information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

Risks Relating to the Regulation of our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive laws and regulations that govern almost all aspects of our operations.  These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and consumers.  These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth.  Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly.  In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs.  Further, any new laws, rules and regulations, such as the Dodd-Frank Act and regulatory capital rules, could make compliance more difficult or expensive.  All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FRB, the FDIC and the Commissioner periodically examine our business, including our compliance with laws and regulations.  If, as a result of an examination, the FRB, the FDIC or the Commissioner were to determine that our financial condition, capital resource, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship.  Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.  For more information, see “Business-Regulatory Enforcement Actions.”

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of the Banks are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments.  The Banks’ regular assessments are determined by their risk classifications, which are based on their regulatory capital levels and the level of supervisory concern that they pose.  High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund.  In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions.  Further increase in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures.  Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.  The FDIC deposit insurance assessments for Talbot Bank increased $428 thousand, or 43%, for 2013 when compared to 2012 as a result of the Order.

The short-term and long-term impact of recently adopted regulatory capital rules is uncertain.

In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States.  The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Bank Supervision.  We will become subject to the new rules over a multi-year transition period commencing January 1, 2015.  The new rules establish a new regulatory capital standard based on tier 1 common equity and increase the minimum leverage and risk-based capital ratios.  The rules also change how a number of the regulatory capital components are calculated.  The new rules will generally require us and the Banks to maintain greater amounts of regulatory capital.  A significant increase in our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on  financial institutions.  The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations.  A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisition activity, restrictions on expansion and restrictions on entering new business lines.  Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statues and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction  reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Company’s Securities

The Company’s common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.  Investment in our common stock is subject to risk, including possible loss.

The Company’s ability to pay dividends is limited.

The Company’s ability to pay dividends is subject to the requirements of Maryland corporate laws, federal and state banking laws, and the policies and actions of our regulators.  Moreover, the Company’s ability to pay dividends to stockholders is largely dependent upon its earnings in future periods and upon the receipt of dividends from the Banks.  Under corporate law, stockholders are entitled to dividends on their shares of common stock if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose.  FRB guidance requires a bank holding company, like the Company, to consult with the FRB before paying dividends if the Company’s earnings do not exceed the aggregate amount of the proposed dividend.  The FRB has the ability to prohibit a dividend in such a situation.  Both federal and state laws impose restrictions on the ability of the Banks to pay dividends.  Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.”  Maryland banking law provides that a state-chartered bank may pay dividends out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock.  If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings.  In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Both the Company and Talbot Bank are currently prohibited from paying any dividends without the consent of the FRB or the FDIC and the Commissioner, respectively.  Thus, even if the Company and/or Talbot Bank had cash sufficient under corporate and banking laws to lawfully pay dividends, the FRB and/or the FDIC and the Commissioner could deny a request to do so.  Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

The shares of the Company’s common stock are not heavily traded.

Shares of our common stock are listed on the NASDAQ Global Select Market, but shares are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares of the common stock.  Management cannot predict the extent to which an active public market for the shares of the common stock will develop or be sustained in the future.  Accordingly, holders of shares of our common stock may not be able to sell them at the volumes, prices, or times that they desire.

The Company’s Articles of Incorporation and By-Laws and Maryland law may discourage a corporate takeover which may make it more difficult for stockholders to receive a change in control premium.

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

Maryland law also contains anti-takeover provisions that apply to the Company.  The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares,” which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.  The By-Laws exempt the Company’s capital securities from the Maryland Control Share Acquisition Act, but the Board has the authority to eliminate the exemption without stockholder approval.

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

We may issue debt and equity securities that are senior to the common stock as to distributions and in liquidation, which could negatively affect the value of the common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock.  In the event of the Company’s liquidation, our lenders and holders of our debt or preferred securities would receive a distribution of the Company’s available assets before distributions to the holders of our common stock.  The Company’s decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control.  The Company cannot predict or estimate the amount, timing or nature of its future offerings and debt financings.  Future offerings could reduce the value of shares of our common stock and dilute a stockholder’s interest in the Company.

Item 1B.                Unresolved Staff Comments.

None.

Item 2.                  Properties.

Our offices are listed in the tables below.  The address of the Company’s main office is 28969 Information Lane in Easton, Maryland.  The Company owns the real property at this location, which also houses the Operations, Information Technology and Finance departments of the Company and its subsidiaries, and certain operations of The Avon-Dixon Agency, LLC.

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

Tri-State General Insurance Agencies, Inc. One Plaza East, 4th Floor Salisbury, Maryland 21802

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”.  As of February 28, 2014, the Company had approximately 1,542 holders of record.  The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2013 and 2012 are set forth in the table below.

	2013			2012
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$6.91	$5.20	$-	$7.40	$4.91	$0.01
Second Quarter	7.75	5.97	-	7.45	5.51	-
Third Quarter	9.06	7.06	-	6.33	4.98	-
Fourth Quarter	9.45	8.50	-	6.98	4.65	-
			$-			$0.01

On February 28, 2014, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $9.47 per share.

The Company did not declare or pay any dividends in 2013 and paid aggregate dividends of $85 thousand in 2012.  Dividends paid per share exceeded earnings per share in 2012.  In an effort to preserve the Company’s capital, the quarterly cash dividend on common stock was reduced from $0.06 to $0.01 per share, beginning with the dividend that was payable May 31, 2011.  On May 3, 2012, the Company’s Board of Directors voted to suspend quarterly cash dividends until further notice.  As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company.  Further, our regulators have the ability to prohibit the payment of dividends even if dividends could otherwise be paid under applicable law if they determine that such payment would not be in our best interests.  As noted above, the Company and Talbot Bank are currently prohibited from paying any dividends without the prior consent of their respective regulators.  For more information regarding these dividend limitations, see “Business – Regulatory Enforcement Actions” and “Risk Factors - The Company’s ability to pay dividends is limited”, which is incorporated herein by reference.

The transfer agent for the Company’s common stock is:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Investor Relations: 1-800-368-5948
E-mail for investor inquiries: info@rtco.com.
www.rtco.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2008 and reinvestment of dividends as of the end of each of the Company’s fiscal years between December 31, 2008 and December 31, 2013.  Returns are shown on a total return basis.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Shore Bancshares, Inc.	100.00	62.74	46.57	23.01	24.13	41.27
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84
SNL Small Cap Bank	100.00	70.29	85.86	82.01	95.53	133.24

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6.         Selected Financial Data.

The following table sets forth certain selected financial data for each of the five years ended December 31, 2013, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
RESULTS OF OPERATIONS:
Interest income	$41,351	$45,901	$50,852	$55,461	$58,789
Interest expense	6,475	10,562	11,088	12,822	17,411
Net interest income	34,876	35,339	39,764	42,639	41,378
Provision for credit losses	27,784	27,745	19,470	21,119	8,986
Net interest income after provision for credit losses	7,092	7,594	20,294	21,520	32,392
Noninterest income	17,459	15,758	17,318	18,041	19,541
Noninterest expense	40,686	39,555	39,167	41,720	40,248
(Loss) income before income taxes	(16,135)	(16,203)	(1,555)	(2,159)	11,685
Income tax (benefit) expense	(6,501)	(6,565)	(658)	(492)	4,412
Net (loss) income	(9,634)	(9,638)	(897)	(1,667)	7,273
Preferred stock dividends and discount accretion	-	-	-	-	1,876
Net (loss) income available to common shareholders	$(9,634)	$(9,638)	$(897)	$(1,667)	$5,397

PER COMMON SHARE DATA:
Net (loss) income – basic	$(1.14)	$(1.14)	$(0.11)	$(0.20)	$0.64
Net (loss) income – diluted	(1.14)	(1.14)	(0.11)	(0.20)	0.64
Dividends paid	-	0.01	0.09	0.24	0.64
Book value (at year end)	12.19	13.48	14.34	14.51	15.18
Tangible book value (at year end)[1]	10.31	11.56	12.37	12.32	12.64

FINANCIAL CONDITION (at year end):
Loans	$711,919	$785,082	$841,050	$895,404	$916,557
Assets	1,054,124	1,185,807	1,158,193	1,130,311	1,156,516
Deposits	933,468	1,049,273	1,009,919	979,516	990,937
Long-term debt	-	-	455	932	1,429
Stockholders’ equity	103,299	114,026	121,249	122,513	127,810

PERFORMANCE RATIOS (for the year):
Return on average total assets	(0.89)%	(0.82)%	(0.08)%	(0.15)%	0.48%
Return on average stockholders’ equity	(8.64)	(8.07)	(0.74)	(1.33)	4.00
Net interest margin	3.48	3.23	3.74	4.02	3.90
Efficiency ratio[2]	77.59	77.17	68.35	68.75	66.07
Dividend payout ratio	-	(0.88)	(81.82)	(120.00)	100.00
Average stockholders’ equity to average total assets	10.31	10.18	10.66	11.05	11.96
 ____________________
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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2013 to its financial condition at December 31, 2012 and the results of operations for the years ended December 31, 2013, 2012, and 2011.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW
The Company recorded a net loss of $9.6 million for both 2013 and 2012, and $897 thousand for 2011.  The basic and diluted loss per common share was $1.14 for both 2013 and 2012, and $0.11 for 2011.  When comparing 2013 to 2012, results were flat due to higher noninterest income of $1.7 million which was offset by higher noninterest expenses of $1.1 million and lower net interest income of $463 thousand.  When comparing 2012 to 2011, the principal factors for the difference in results were an $8.3 million increase in the provision for credit losses, a $4.4 million decline in net interest income and a $1.3 million loss incurred to terminate the ineffective portion of a cash flow hedge.

Total assets were $1.054 billion at December 31, 2013, a $131.7 million, or 11.1%, decrease when compared to the $1.186 billion at December 31, 2012.  The decrease in assets was primarily due to a decline in loans of $73.2 million and interest-bearing deposits with other banks of $55.5 million.  The decline in loans was mainly due to charge-offs and the execution of agreements by Talbot Bank to sell loans and other real estate owned (the “Asset Sale”).  On October 28, 2013, Talbot Bank entered into agreements to sell assets with an aggregate book value of $45.0 million for a price of $25.2 million.  The assets consisted of $11.1 million of nonaccrual loans, $30.4 million of accruing troubled debt restructurings (“TDRs”), $1.8 million of adversely classified performing loans and $1.7 million of other real estate owned.  Loans subject to the Asset Sale were transferred to loans held for sale and charge-offs of $19.6 million were taken to reflect the value to be realized upon sale.  Subsequently, the provision for credit losses was increased $19.6 million to replenish the allowance for credit losses while other real estate owned subject to the Asset Sale was written down $182 thousand for a total pretax loss of $19.8 million.  The Asset Sale reflects managment’s difficult but prudent decision to sell a significant amount of Talbot Bank’s problem loans, a portion of which had mirgrated from performing to non-performing status between the 3rd and 4th quarters of fiscal 2013, recognize the loss on such loans, reduce its risk-based assets and allow management to focus on returning to profitability. At December 31, 2013, loans of $3.5 million originally included in the Asset Sale remained in the balance of loans held for sale since they were not purchased by the investors but management’s continued intent is to sell them.

Total deposits decreased $115.8 million, or 11.0%, to $933.5 million at December 31, 2013.  The decrease in deposits was mainly due to a decline in money market deposit accounts of $67.9 million and time deposits of $56.0 million, partially offset by an increase in noninterest-bearing demand deposits of $18.8 million.  The decrease in money market deposit accounts was associated with the Company’s participation in the Promontory Insured Network Deposits Program (“IND Program”).  In December 2012, the Company decided to partially exit the IND Program to decrease its excess liquidity and, in June 2013, the Company fully exited the IND Program.  The decrease in time deposits also reduced the Company’s excess liquidity.  Total stockholders’ equity declined $10.7 million, or 9.4%, to $103.3 million, or 9.8% of total assets at December 31, 2013.

CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices, collateral value or are provided by other third-party sources, when available.

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements.  These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses, goodwill and other intangible assets, deferred tax assets, and fair value are critical accounting policies.  These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date.  Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.  Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses.  A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the “Asset Quality - Provision for Credit Losses and Risk Management” section below.

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

Deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences.  These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities.  Deferred taxes result from such temporary differences.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent on the generation of a sufficient level of future taxable income, recoverable taxes paid in prior years and tax planning strategies.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2013 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income remains the most significant factor affecting our results of operations.  Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings).  Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments.  As shown in the table below, tax-equivalent net interest income for 2013 was $35.0 million.  This represented a $523 thousand, or 1.5%, decrease from 2012, significantly lower than the $4.5 million, or 11.2%, decrease for 2012 when compared to 2011.  The decrease in both comparison periods was due to a greater decline in interest income than the decline in interest expense.  When comparing 2013 to 2012, interest income decreased $4.6 million while interest expense decreased $4.1 million.  When comparing 2012 to 2011, interest income decreased $5.0 million while interest expense decreased only $526 thousand.

The decrease in interest expense when comparing 2013 to 2012 was mainly due to the Company exiting the IND Program.  By exiting the IND Program and terminating the interest rate caps used to hedge the interest rates on the deposits associated with the program, money market deposit account balances and related interest expense declined which benefitted the net interest margin.  See the discussion below relating to interest expense and Note 20 in the Notes to Consolidated Financial Statements for additional information.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.48% for 2013, 25 basis points higher than the 3.23% for 2012 mainly due to the impact of reduced average rates on deposits associated with the IND program termination resulting in a reduction in both the money market account balances as well as the associated higher rate on this program. Additionally, there was a positive effect of decreases in average balances of lower yielding interest bearing deposits with other banks tied to the funding from the IND program. The net interest margin declined 51 basis points in 2012 when compared to 2011 primarily due to both a decrease in net interest income and an increase in average earning assets mainly in lower-yielding interest-bearing deposits with other banks.  The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.31% for 2013, 3.02% for 2012 and 3.52% for 2011. The increase in the net interest spread between 2012 and 2013 was primarily due to the effects associated with exiting the IND program discussed above.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2013, 2012, and 2011.

	2013			2012			2011
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning assets
Loans (2) (3)	$764,659	$39,062	5.11%	$814,167	$42,808	5.26%	$873,155	$47,688	5.46%
Loans held for sale	3,857	90	2.34	-	-	-	-	-	-
Investment securities:
Taxable	138,701	2,072	1.49	134,697	2,815	2.09	109,059	3,031	2.78
Tax-exempt	540	26	4.84	2,989	157	5.25	4,509	234	5.19
Federal funds sold	3,850	4	0.10	10,185	10	0.10	23,808	25	0.10
Interest-bearing deposits	94,704	200	0.21	135,813	274	0.20	58,927	93	0.16
Total earning assets	1,006,311	41,454	4.12%	1,097,851	46,064	4.20%	1,069,458	51,071	4.78%
Cash and due from banks	22,603			20,256			19,198
Other assets	67,724			68,813			67,695
Allowance for credit losses	(15,511)			(14,468)			(16,408)
Total assets	$1,081,127			$1,172,452			$1,139,943

Interest-bearing liabilities
Demand deposits	$171,244	266	0.16%	$160,741	294	0.18%	$145,533	300	0.21%
Money market and savings deposits (4)	221,808	1,086	0.49	279,126	3,279	1.17	265,910	2,654	1.00
Certificates of deposit, $100,000 or more	202,053	2,580	1.28	238,241	3,442	1.44	245,214	3,965	1.62
Other time deposits	195,045	2,516	1.29	204,644	3,486	1.70	205,154	4,076	1.99
Interest-bearing deposits	790,150	6,448	0.82	882,752	10,501	1.19	861,811	10,995	1.28
Short-term borrowings	10,980	27	0.24	14,976	45	0.30	15,319	56	0.37
Long-term debt	-	-	-	341	16	4.61	814	37	4.50
Total interest-bearing liabilities	801,130	6,475	0.81%	898,069	10,562	1.18%	877,944	11,088	1.26%

Noninterest-bearing deposits	160,182			146,057			130,260
Other liabilities	8,370			8,967			10,243
Stockholders’ equity	111,445			119,359			121,496
Total liabilities and stockholders’ equity	$1,081,127			$1,172,452			$1,139,943

Net interest spread		$34,979	3.31%		$35,502	3.02%		$39,983	3.52%
Net interest margin			3.48%			3.23%			3.74%

___________________
 (1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.  The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $103 thousand in 2013, $163 thousand in 2012 and $219 thousand in 2011.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4) Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits from the Promontory Insured Network Deposits Program associated with them.  This adjustment increased interest expense by $695 thousand for 2013, $2.0 million for 2012 and $1.3 million for 2011.  The interest rate caps were terminated in June of 2013.

On a tax-equivalent basis, total interest income was $41.5 million for 2013, compared to $46.1 million for 2012 and $51.1 million for 2011. The decline in interest income for 2013 and 2012 was primarily due to loan activity which included the Asset Sale in 2013, and loan charge-offs and decreased loan demand in both periods.  During 2013 and 2012, average loans decreased $49.5 million and $59.0 million, respectively, and the yield earned on loans decreased 15 and 20 basis points, respectively.  Excluding average nonaccrual loans, the yield on loans would have been 5.30%, 5.57% and 5.78% for 2013, 2012, and 2011, respectively.  Other earning assets impacting the change in interest income for 2013 included taxable investment securities, which increased $4.0 million while the related yield declined 60 basis points, which reduced interest income $743 thousand.  The yield on taxable investment securities decreased because the reinvestment rates on investment securities purchased during 2013 were lower than the yields on the investment securities that matured or were sold during the period.  Federal funds sold and tax-exempt investment securities declined $6.3 million and $2.4 million, respectively.  The yield on federal funds sold remained unchanged while the yield on tax-exempt securities decreased 41 basis points.  The changes in the balances and yields of these earning assets reduced interest income a combined $137 thousand.  Although the yield on interest-bearing deposits with other banks increased one basis point, the average balance declined $41.1 million, which reduced interest income $74 thousand when comparing 2013 to 2012.  The decline in these earning assets reflected a reduction in excess liquidity.

When comparing 2012 to 2011, the changes in other average earning assets included an increase in interest-bearing deposits with other banks of $76.9 million and an increase of four basis points in the related yield, which increased interest income $181 thousand.  Beginning in 2011 and continuing in 2012, the investment of excess cash from customers’ deposits shifted from federal funds sold to interest-bearing deposits with other banks, primarily with the Federal Reserve Bank, to take advantage of higher yields on these deposits.  While taxable investment securities increased $25.6 million, the related yield declined 69 basis points, which reduced interest income by $216 thousand.  The remaining earning assets, federal funds sold and tax-exempt investment securities, declined $13.6 million and $1.5 million, respectively.  The yield on tax-exempt securities increased six basis points while the yield on federal funds sold remained the same.  The changes in the balances and yields of these earning assets reduced interest income a combined $92 thousand.

As a percentage of total average earning assets, loans, investment securities, federal funds sold and interest-bearing deposits were 76.0%, 13.8% , 0.4% and 9.4%, respectively, for 2013 which reflected a shift to higher-yielding earning assets when compared to 2012.  The comparable percentages for 2012 were 74.2%, 12.5%, 0.9%, and 12.4%, respectively, and for 2011 were 81.7%, 10.6%, 2.2% and 5.5%, respectively.  When comparing 2013 to 2012, the overall decrease in average balances of earning assets produced $2.6 million less in interest income and the decrease in yields on earning assets produced $2.0 million less in interest income, as seen in the Rate/Volume Variance Analysis below. When comparing 2012 to 2011, the overall decrease in both yields on and average balances of earning assets produced $2.5 million less in interest income primarily driven by a $59 million decline in average loan balances as well as a 20 basis point decline in average loan yields.  Declines in balances were associated with weak loan demand and the impact of refinancing. The decline in yields resulted from repricing pressure and the impact of increasing nonperforming loans.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2013	2012	2011	2010	2009
Loans	76.0%	74.2%	81.7%	84.9%	85.5%
Loans held for sale	0.4	-	-	-	-
Investment securities	13.8	12.5	10.6	10.0	8.6
Federal funds sold	0.4	0.9	2.2	3.7	5.6
Interest-bearing deposits with other banks	9.4	12.4	5.5	1.4	0.3
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest expense was $6.5 million for 2013, compared to $10.6 million for 2012 and $11.1 million for 2011.  The decline in interest expense for 2013 was primarily due to lower expense on money market and savings deposits and time deposits.  Interest expense on money market and savings deposits declined $2.2 million in 2013 when compared to 2012 due to a decrease of $57.3 million in average balances of these deposits and a decrease of 68 basis points on rates paid on these deposits.  The decrease in balances of money market and savings deposits was primarily due to the decline in deposits associated with the IND Program, which the Company fully exited in June of 2013, and the lower rates were primarily due to terminating the interest rate caps used to hedge the interest rates on the deposits associated with the IND Program.  See Note 20 to the Consolidated Financial Statements for additional discussion regarding the effect of the interest rate caps on interest expense.  Interest expense on time deposits (certificates of deposit of $100,000 or more and other time deposits) declined $1.8 million when compared to 2012 due to a decrease of $45.8 million in average time deposits and a decrease of 28 basis points on rates paid on these deposits.  The decrease in average time deposits reflected a decrease in the Company’s liquidity needs and the lower rates reflected current market conditions.

The decline in interest expense for 2012 relative to 2011 was primarily due to lower expense on time deposits which was partially offset by higher expense on money market and savings accounts.  Interest expense on time deposits declined $1.1 million in 2012 when compared to 2011 due to a decrease of $7.5 million in average time deposits and a decrease of 23 basis points on rates paid on these deposits.  Interest expense on money market and savings deposits increased $625 thousand due to an increase of $13.2 million in average balances of these deposits primarily due to the Company’s participation in the IND Program and an increase of 17 basis points on rates paid on these deposits primarily due to the interest rate caps used to hedge the interest rates on the deposits associated with the IND Program.

During 2013, lower rates on interest-bearing liabilities produced $2.9 million less in interest expense and decreased volume produced $1.2 million less in interest expense, as shown in the table below.  In 2012, lower rates on interest-bearing liabilities produced $562 thousand less in interest expense and increased volume produced $36 thousand more in interest expense.

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

	2013 over (under) 2012			2012 over (under) 2011
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans and loans held for sale	$(3,656)	$(1,196)	$(2,460)	$(4,880)	$(1,715)	$(3,165)
Taxable investment securities	(743)	(825)	82	(216)	(843)	627
Tax-exempt investment securities	(131)	(11)	(120)	(77)	3	(80)
Federal funds sold	(6)	-	(6)	(15)	-	(15)
Interest-bearing deposits	(74)	13	(87)	181	30	151
Total interest income	(4,610)	(2,019)	(2,591)	(5,007)	(2,525)	(2,482)

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	(28)	(41)	13	(6)	(41)	35
Money market and savings deposits	(2,193)	(1,620)	(573)	625	484	141
Time deposits	(1,832)	(1,176)	(656)	(1,113)	(996)	(117)
Short-term borrowings	(18)	(8)	(10)	(11)	(10)	(1)
Long-term debt	(16)	(8)	(8)	(21)	1	(22)
Total interest expense	(4,087)	(2,853)	(1,234)	(526)	(562)	36
Net interest income	$(523)	$834	$(1,357)	$(4,481)	$(1,963)	$(2,518)

Noninterest Income
Noninterest income increased $1.7 million, or 10.8%, in 2013 when compared to 2012 and decreased $1.6 million, or 9.0%, in 2012 when compared to 2011.  The increase in noninterest income in 2013 when compared to 2012 was primarily due to higher insurance agency commissions ($833 thousand) and gains on sales of investment securities ($635 thousand), and fewer losses on sales of other real estate owned ($452 thousand) which are included in other noninterest income.  Partially offsetting the increase were lower service charges on deposit accounts ($180 thousand).

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

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2013/12		2012/11
(Dollars in thousands)	2013	2012	2011	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$2,371	$2,551	$2,845	$(180)	(7.1)%	$(294)	(10.3)%
Trust and investment fee income	1,613	1,644	1,563	(31)	(1.9)	81	5.2
Gains on sales of investment securities	913	278	563	635	228.4	(285)	(50.6)
Insurance agency commissions income	10,647	9,814	9,358	833	8.5	456	4.9
Loss on termination of cash flow hedge	(1,306)	(1,339)	-	33	2.5	(1,339)	-
Other noninterest income	3,221	2,810	2,989	411	14.6	(179)	(6.0)
Total	$17,459	$15,758	$17,318	$1,701	10.8	$(1,560)	(9.0)

Noninterest Expense
Noninterest expense increased $1.1 million, or 2.9%, in 2013 when compared to 2012 and increased $388 thousand, or 1.0%, in 2012 when compared to 2011.  The increase in noninterest expense in 2013 when compared to 2012 was primarily due to higher marketing expenses ($510 thousand) included in other noninterest expenses, FDIC insurance premiums ($433 thousand) and insurance agency commissions expense ($407 thousand).  The increased marketing costs were mainly related to a branding project for the Company and its subsidiaries.

The increase in noninterest expense in 2012 when compared to 2011 was primarily due to higher salaries and wages ($593 thousand), write-downs of other real estate owned ($277 thousand) and other noninterest expenses ($632 thousand) which was largely offset by a $1.3 million decline in goodwill impairment.  Salaries and wages included amounts relating to the hiring of a new executive vice president at Talbot Bank during the second quarter of 2011 as part of Talbot Bank’s succession plan, and a new lender at CNB for the Delaware region during the third quarter of 2011.  Other noninterest expenses included higher amounts relating to collection expense for loans ($286 thousand) and provision for off balance sheet credit losses ($216 thousand).

We had 312 full-time equivalent employees at both December 31, 2013 and December 31, 2012, compared to 319 at December 31,  2011.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2013/12		2012/11
(Dollars in thousands)	2013	2012	2011	Amount	Percent	Amount	Percent
Salaries and wages	$17,346	$17,418	$16,825	$(72)	(0.4)%	$593	3.5%
Employee benefits	4,094	3,994	3,840	100	2.5	154	4.0
Occupancy expense	2,344	2,559	2,312	(215)	(8.4)	247	10.7
Furniture and equipment expense	1,020	963	1,059	57	5.9	(96)	(9.1)
Data processing	2,900	2,717	2,852	183	6.7	(135)	(4.7)
Directors’ fees	354	474	500	(120)	(25.3)	(26)	(5.2)
Goodwill and other intangible assets impairment	-	-	1,344	-	-	(1,344)	(100.0)
Amortization of intangible assets	296	392	512	(96)	(24.5)	(120)	(23.4)
Insurance agency commissions expense	1,798	1,391	1,267	407	29.3	124	9.8
FDIC insurance premium expense	1,813	1,380	1,298	433	31.4	82	6.3
Write-downs of other real estate owned	1,318	1,328	1,051	(10)	(0.8)	277	26.4
Other noninterest expenses	7,403	6,939	6,307	464	6.7	632	10.0
Total	$40,686	$39,555	$39,167	$1,131	2.9	$388	1.0

Income Taxes

The Company reported an income tax benefit of $6.5 million for 2013, $6.6 million for 2012 and $658 thousand for 2011.  The effective tax rate was 40.3% for 2013, 40.5% for 2012 and  42.3% for 2011.

REVIEW OF FINANCIAL CONDITION
Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition.  The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold
We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks.  These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs.  Total interest-bearing deposits with other banks and federal funds sold decreased $63.7 million from $173.6 million at December 31, 2012 to $109.9 million at December 31, 2013.  Average interest-bearing deposits with other banks and federal funds sold decreased $47.4 million in 2013 but increased $63.3 million in 2012.  The decline in both the 2013 period-end and average balances for these assets reflected a reduction in excess liquidity.

Investment Securities
The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk.  Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates.  Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity.  Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts.  We have the intent and current ability to hold such securities until maturity.  At December 31, 2013, 97% of the portfolio was classified as available for sale and 3% as held to maturity, similar to the 98% and 2%, respectively, at December 31, 2012.  The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs.  With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale.  We do not typically invest in structured notes or other derivative securities.  Total investment securities increased $4.1 million from $148.2 million at December 31, 2012 to $152.3 million at December 31, 2013.  Average investment securities increased $1.6 million in 2013, much less than the $24.1 million in 2012 due to reduced excess liquidity in 2013.

Investment securities available for sale were $147.1 million at the end of 2013 and $145.5 million at the end of 2012.  Investment activity for 2013 included sales of $10.3 million in U.S. Government agencies and $29.1 million in mortgage-backed securities which, in aggregate, generated a gain of $913 thousand while investment activity for 2012 included sales of $6.0 million in mortgage-backed securities which generated a gain of $278 thousand.  At year-end 2013, 39.7% of the securities in the portfolio were U.S. Government agencies and 52.9% of the securities were mortgage-backed securities, compared to 24.4% and 73.4%, respectively, at year-end 2012, reflecting a shift in the composition of the portfolio to U.S. Government agencies to reduce the overall length of maturity of the portfolio.  As seen in the table below, 43% of the available-for-sale portfolio will mature in over one through five years and 53% will mature in over ten years based on contractual maturities.  The comparable amounts for 2012 were 15% and 80%, respectively.  Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity, which consisted of one U.S. Government agency bond and tax-exempt municipal bonds, totaled $5.2 million at December 31, 2013.  The comparable amount was $2.7 million at December 31, 2012.  The higher amount at the end of 2013 reflected the addition of the U.S. Government agency bond to the held-to-maturity portfolio during 2013.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2013.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and Government agencies	$2,042	0.61%	$63,385	0.78%	$141	4.15%	$219	4.40%
Mortgage-backed	3	4.24	136	4.57	3,499	1.96	77,075	1.75
Total available for sale	$2,045	0.62	$63,521	0.79	$3,640	2.04	$77,294	1.76

Held to maturity:
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$2,975	2.03%
States and political subdivisions[1]	267	4.55	433	4.12	1,006	4.67	504	5.38
Total held to maturity	$267	4.55	$433	4.12	$1,006	4.67	$3,479	2.51
 ___________________
1Yields have been adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.0%.

Loans
The loan portfolio is the primary source of our income.  Loans totaled $711.9 million at December 31, 2013, a decrease of $73.2 million, or 9.3%, from 2012.  Loans included deferred costs net of deferred fees of $341 thousand at year-end 2013 and $286 thousand at year-end 2012.  Loans declined at the end of 2013 when compared to the end of 2012 primarily due to real estate loans that were charged off or sold in the Asset Sale.  Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans.  Total real estate loans decreased $67.0 million, or 9.4%, from year-end 2012 to year-end 2013.  The decrease in real estate loans was due to declines in construction loans of $43.5 million, or 40.2%, residential real estate loans of $13.2 million, or 4.6%, and commercial real estate loans of $10.3 million, or 3.3%.  Commercial loans, which include financial and agricultural loans, decreased $3.6 million, or 5.9%, and consumer loans, a small percentage of the overall loan portfolio, decreased $2.6 million, or 19.7%, from the end of 2012 to the end of 2013.

At December 31, 2013, the real estate loan portfolio was comprised of 9.1% construction, 38.6% residential real estate and 42.8% commercial real estate.  That compares to 13.8%, 36.7% and 40.1%, respectively, at December 31, 2012.   Commercial and consumer loans were 8.0% and 1.5%, respectively, of the portfolio at December 31, 2013 and 7.7% and 1.7%, respectively, at December 31, 2012.  At December 31, 2013, 68.9% of the loan portfolio had fixed interest rates and 31.1% had adjustable interest rates, compared to 64.7% and 35.3%, respectively, at December 31, 2012.  See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 3, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information.  At December 31, 2013 and 2012, loans held for sale were $3.5 million and $0.  We do not engage in foreign or subprime lending activities.

The Company experienced significant declines in loan outstandings over the last four years due to the depressed economic environment on the Delmarva Peninsula and the corresponding adverse impact on new business and loan demand. Additionally, these economic conditions impacted our credit quality which diverted attention from new production to remediation and disposition of troubled loans which resulted in high levels of charge offs during these periods. Diligent workout efforts and the Asset Sale, accompanied by the seeming stabilization of the economy in the Company’s market area, have positioned the Company to increase its loan portfolio through the origination of high quality loans.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Construction	$64,591	$108,051	$119,883	$143,952	$161,437
Residential real estate	274,857	288,011	321,604	333,738	327,873
Commercial real estate	304,605	314,941	315,439	318,726	315,930
Commercial	57,195	60,786	69,485	82,787	91,783
Consumer	10,671	13,293	14,639	16,201	19,534
Total	$711,919	$785,082	$841,050	$895,404	$916,557

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2013.

		Maturing after
	Maturing	one but within	Maturing after
(Dollars in thousands)	within one year	five years	five years	Total
Construction	$33,599	$26,691	$4,301	$64,591
Residential real estate	74,732	92,274	107,851	274,857
Commercial real estate	75,192	196,978	32,435	304,605
Commercial	23,521	25,023	8,651	57,195
Consumer	5,232	4,516	923	10,671
Total	$212,276	$345,482	$154,161	$711,919
Rate terms:
Fixed-interest rate loans	$135,829	$318,149	$36,760	$490,738
Adjustable-interest rate loans	76,447	27,333	117,401	221,181
Total	$212,276	$345,482	$154,161	$711,919

Liabilities

Deposits
We use core deposits primarily to fund loans and to purchase investment securities.  Total deposits decreased from $1.049 billion at December 31, 2012 to $933.5 million at December 31, 2013.  As previously mentioned, the decrease in deposits was mainly due to a decline in money market and savings deposit accounts of $67.9 million and time deposits of $56.0 million, partially offset by an increase in noninterest-bearing demand deposits of $18.8 million.  The decrease in money market deposit accounts, due to the Company exiting the IND Program, and the decrease in time deposits both reflected management’s effort to reduce excess liquidity.  The increase in noninterest-bearing demand deposits reflected continuing growth from our customer base.  Average deposits decreased $78.5 million, or 7.6%, in 2013, compared to a 3.7% increase in 2012.  Average money market and savings deposits, and average time deposits decreased in aggregate $103.1 million, or 14.3%, for the same reasons as the decline in the period-end amounts.  Partially offsetting this decrease, average noninterest-bearing and interest-bearing demand deposits increased $24.6 million, or 8.0%, during 2013.  Deposits provided funding for approximately 94.4%, 93.7% and 92.8% of average earning assets for 2013, 2012 and 2011, respectively.

Average deposit growth for 2012 was primarily in noninterest-bearing deposits, interest-bearing demand deposits, and money market and savings deposits which increased in aggregate $44.2 million, or 8.2%.  Average time deposits decreased $7.5 million, or 1.7%, during 2012 mainly due to a reduction in the Company’s liquidity needs, a shift in customer investment needs and a decline in deposits of a large municipal customer.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2013		2012		2011
Noninterest-bearing demand	$160,182	16.9%	$146,057	14.2%	$130,260	13.1%
Interest-bearing deposits
Demand	171,244	18.0	160,741	15.6	145,533	14.7
Money market and savings	221,808	23.3	279,126	27.1	265,910	26.8
Certificates of deposit, $100,000 or more	202,053	21.3	238,241	23.2	245,214	24.7
Other time deposits	195,045	20.5	204,644	19.9	205,154	20.7

Total	$950,332	100.0%	$1,028,809	100.0%	$992,071	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2013.

(Dollars in thousands)
Three months or less	$39,878
Over three through 12 months	51,393
Over 12 months	93,770
Total	$185,041

Short-Term Borrowings
Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB.  Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors.  We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs.  At December 31, 2013 and 2012, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $4.0 million, or 26.7%, in 2013, while the average balance decreased $343 thousand, or 2.2%, in 2012.  The need for short-term borrowings declined due to fewer funding requirements for loans during 2013 and 2012 and also due to increases in average deposits during 2012.

The following table sets forth our position with respect to short-term borrowings.

	2013		2012		2011
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$10,980	0.24%	$14,976	0.30%	$15,319	0.37%
Outstanding at year end	10,140	0.23	13,761	0.26	17,817	0.34
Maximum outstanding at any month end	12,662	-	18,879	-	18,251	-

Long-Term Debt
We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where liquidity from deposit growth is not sufficient.  Average long-term debt declined $341 thousand during 2013 and $473 thousand during 2012 due to fewer funding requirements for loans during 2013 and 2012 and because deposit growth was sufficient to meet funding needs in 2012.  The Company had no long-term debt at the end of 2013 and 2012.

Capital Resources Management
Total stockholders’ equity for the Company was $103.3 million at December 31, 2013, compared to $114.0 million at December 31, 2012.  The decrease in stockholders’ equity in 2013 was primarily due to the $9.6 million loss recorded.

In 2012, the Board of Directors of the Company voted to suspend quarterly cash dividends on common stock until further notice.  In 2011, the Company reduced the quarterly cash dividend to $0.01 from $0.06 per share.  The reduction in dividends was intended primarily to mitigate declines in stockholders’ equity and capital ratios.  Even though stockholders’ equity decreased in 2013, the Company continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies, as seen in the table below.

In May 2013, Talbot Bank entered into the Consent Agreements and the Acknowledgement with the FDIC and the Commissioner and the FDIC and the Commissioner issued the related Order.  Among the requirements, Talbot Bank must meet and maintain the following minimum capital levels, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%.  As of December 31, 2013, the leverage ratio and total risk-based capital ratio were 4.98% and 8.17%, respectively, for Talbot Bank.  For additional information regarding the Consent Agreements, the Order and the Acknowledgement along with Talbot Bank’s progress with the requirements, see “Business-Regulatory Enforcement Actions” and Note 1 to the Consolidated Financial Statements under the caption “Regulatory Enforcement Actions.”

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  At December 31, 2013, the portion of the investment portfolio designated as “available for sale” had net unrealized holding losses, net of tax, of $437 thousand compared to net unrealized holding gains, net of tax, of $1.9 million at December 31, 2012.  There were no net unrealized holding gains or losses on cash flow hedging activities at the end of 2013 compared to $1.2 million net unrealized holding losses at the end of 2012.

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

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31.

(Dollars in thousands)	2013	2012	2011	Minimum Regulatory Requirements
Tier 1 capital	$72,370	$97,049	$106,276
Tier 2 capital	8,971	10,159	10,641
Total risk-based capital	81,341	107,208	116,917
Net risk-weighted assets	717,129	805,108	846,936
Adjusted average total assets	1,028,957	1,166,865	1,143,990
Risk-based capital ratios:
Tier 1	10.09%	12.05%	12.55%	4.0%
Total capital	11.34	13.32	13.80	8.0
Tier 1 leverage ratio	7.03	8.32	9.29	4.0

See Note 16 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

In July 2013, U.S. federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The Basel III Capital Rules are effective for the Company on January 1, 2015 and will be fully phased in on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% (increased from 4.0%), plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0% (unchanged from current rules), plus the capital conservation buffer and (iv) a minimum leverage ratio of 4% (unchanged from current rules), calculated as the ratio of Tier 1 capital to average assets.  The Basel III Capital Rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital.  Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

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

Management believes that the Company will meet all capital adequacy requirements under the Basel III Capital Rules when they become effective for the Company on January 1, 2015.  For additional information regarding the Basel III Capital Rules, see “Business - Supervision and Regulation - Capital Requirements.”

Asset Quality - Allowance for Credit Losses and Risk Management
Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the terms of the loans, the quality of the collateral for the loans, if any, as well as general economic conditions. Through the Company’s and Banks’ Asset/Liability Management Committees and the Company’s Audit Committee, the Board actively reviews critical risk positions, including credit, market, liquidity and operational risk.  The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed.  Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function.  The risk management structure is designed to identify risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

Credit risk is mitigated through loan portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and prudent lending policies and underwriting criteria.  The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio.  Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans (nonaccrual and delinquent 90 days or more), TDRs and loan charge-offs and describes the methodologies used to develop the allowance for credit losses, including the specific, formula and unallocated components (also discussed below).  Management believes the policies governing nonperforming loans, TDRs and charge-offs are consistent with regulatory standards.  The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

The allowance is increased by provisions for credit losses charged to expense and recoveries of loans previously charged off.  It is decreased by loans charged off in the current period.  Loans, or portions thereof, are charged off when considered uncollectible by management.  Provisions for credit losses are made to bring the allowance for credit losses within the range of balances that are considered appropriate.

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

The allowance for credit losses is comprised of three parts:  (i) the specific allowance; (ii) the formula allowance; and (iii) the unallocated allowance. The specific allowance is established against impaired loans until charge offs are made.  Loans are considered impaired (i.e., nonaccrual loans and accruing TDRs) when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms.  The formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate.  The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.

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

The unallocated allowance is used to estimate the loss on loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements.

Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry and slow improvement in general economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio since 2009.  Factors impeding our loan performance and overall financial performance included our levels of loan charge-offs and provisions for credit losses.

As seen in the table below, the provision for credit losses was $27.8 million for 2013, similar to the $27.7 million for 2012.  The provision for credit losses was $19.5 million for 2011.  The level of provision for credit losses was primarily in response to loan charge-offs.  The provision for credit losses for 2013 included $19.6 million to replenish the allowance for the charge-off of real estate loans associated with the Asset Sale.  Net loan charge-offs totaled $33.1 million in 2013, $26.0 million in 2012 and $19.4 million in 2011.  Real estate loans were 98%, 77% and 83% of total loans charged off during 2013, 2012 and 2011, respectively.

The allowance for credit losses was $10.7 million, or 1.40% of average outstanding loans at December 31, 2013, compared to an allowance of $16.0 million, or 1.96% of average outstanding loans at December 31, 2012.  The lower allowance at the end of 2013 when compared to the end of 2012 reflected improved credit in the portfolio as a result of the Asset Sale.  At December 31, 2011, the allowance for credit losses was $14.3 million, or 1.64% of average outstanding loans. The ratio of net charge-offs to average loans was 4.32% in 2013, 3.20% in 2012 and 2.22% in 2011.

Credit quality has been negatively impacted by poor economic conditions in the Company’s market.  Management has identified and quantified the Company’s problem loans and has focused its efforts on resolving or disposing of such loans to minimize losses.  The Asset Sale reflects management’s difficult but prudent decision to sell a significant amount of Talbot Bank’s problem loans, a portion of which had migrated from performing to non-performing status between the 3rd and 4th quarters of fiscal 2013, recognize the loss on such loans, reduce its risk-based assets and allow management to focus on returning to profitability.   Management expects to continue to work out of any remaining problem loans, many of which are performing TDRs, and to charge off nonperforming assets as rapidly as possible, to enable the Company to improve its overall credit quality and significantly reduce problem loans.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2013	2012	2011	2010	2009

Balance, beginning of year	$15,991	$14,288	$14,227	$10,876	$9,320

Loans charged off
Construction	(20,695)	(7,826)	(4,236)	(7,910)	(674)
Residential real estate	(7,163)	(9,838)	(7,693)	(5,818)	(2,621)
Commercial real estate	(6,162)	(2,954)	(5,037)	(492)	(1,695)
Commercial	(665)	(5,451)	(3,388)	(3,710)	(2,304)
Consumer	(113)	(576)	(202)	(589)	(417)
Total	(34,798)	(26,645)	(20,556)	(18,519)	(7,711)
Recoveries
Construction	161	6	49	14	2
Residential real estate	545	102	120	215	70
Commercial real estate	161	166	361	108	6
Commercial	839	304	549	214	66
Consumer	42	25	68	200	137
Total	1,748	603	1,147	751	281

Net loans charged off	(33,050)	(26,042)	(19,409)	(17,768)	(7,430)
Provision for credit losses	27,784	27,745	19,470	21,119	8,986
Balance, end of year	$10,725	$15,991	$14,288	$14,227	$10,876

Average loans outstanding	$764,659	$814,167	$873,155	$906,732	$913,631

Percentage of net charge-offs to average loans outstanding during the year	4.32%	3.20%	2.22%	1.96%	0.81%
Percentage of allowance for credit losses at year end to average loans	1.40%	1.96%	1.64%	1.57%	1.19%

During 2013, there was no significant change in the processes or assumptions affecting the allowance methodology.  Included in the balance of the allowance for credit losses were specific reserves of $783 thousand and $2.2 million primarily for real estate loans at the end of 2013 and 2012, respectively.  As seen in the table below, the unallocated portion of the allowance for credit losses was a fairly small amount of the total allowance at the end of 2013 ($373 thousand) and 2012 ($187 thousand).

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$1,960	9.1%	$4,387	13.8%	$3,745	14.3%	$3,327	16.1%	$2,630	17.6%
Residential real estate	3,854	38.6	5,194	36.7	5,014	38.2	4,833	37.3	1,528	35.8
Commercial real estate	3,029	42.8	4,134	40.1	3,415	37.5	3,665	35.6	3,947	34.5
Commercial	1,266	8.0	1,682	7.7	1,498	8.3	1,422	9.2	2,132	10.0
Consumer	243	1.5	407	1.7	594	1.7	637	1.8	515	2.1
Unallocated	373	-	187	-	22	-	343	-	124	-
Total	$10,725	100.0%	$15,991	100.0%	$14,288	100.0%	$14,227	100.0%	$10,876	100.0%

At December 31, 2013, nonperforming assets, excluding nonaccrual loans held for sale, were $18.7 million, a decrease of $25.9 million, or 58.1%, when compared to December 31, 2012.  Similarly, accruing TDRs were $26.1 million at December 31, 2013, a decrease of $26.3 million, or 50.2%, when compared to December 31, 2012.  At December 31, 2013, the ratio of nonaccrual loans excluding nonaccrual loans held for sale to total assets was 1.39%, improving from 3.08% at December 31, 2012.  Likewise, the ratio of accruing TDRs to total assets at December 31, 2013 was 2.47%, decreasing from 4.41% at December 31, 2012. When comparing December 31, 2013 to December 31, 2012, the positive trend in nonperforming assets and TDRs, as well as the corresponding asset quality ratios, was mainly accomplished with the Asset Sale.

The Company continues to focus on the resolution of its nonperforming and problem loans.  The efforts to accomplish this goal include frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon;  obtaining updated appraisals;  provisioning for credit losses;  charging off loans;  transferring loans to other real estate owned;  aggressively marketing other real estate owned;  and selling loans.  The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2013	2012	2011	2010	2009
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale (“hfs”)
Construction	$3,949	$9,694	$15,555	$17,261	$7,163
Residential real estate	5,166	11,532	20,106	9,969	4,246
Commercial real estate	4,671	14,567	14,012	5,133	2,828
Commercial	792	594	1,669	3,845	2,028
Consumer	48	87	28	30	37
Total nonaccrual loans excluding nonaccrual loans hfs	14,626	36,474	51,370	36,238	16,302

Loans 90 days or more past due and still accruing
Construction	-	-	325	-	5,096
Residential real estate	20	290	2,331	3,454	2,274
Commercial real estate	-	165	-	986	-
Commercial	250	-	66	174	-
Consumer	-	5	1	88	55
Total loans 90 days or more past due and still accruing	270	460	2,723	4,702	7,425
Other real estate owned	3,779	7,659	9,385	3,702	2,572
Total nonperforming assets excluding nonaccrual loans hfs	18,675	44,593	63,478	44,642	26,299
Nonaccrual loans hfs	3,521	-	-	-	-
Total nonperforming assets including nonaccrual loans hfs	$22,196	$44,593	$63,478	$44,642	$26,299

Accruing TDRs
Construction	$1,620	$27,335	$11,781	$10,914	$-
Residential real estate	14,582	7,017	3,792	5,367	1,722
Commercial real estate	9,791	17,880	9,566	8,147	-
Commercial	95	121	69	529	-
Consumer	-	-	-	-	-
Total accruing TDRs	$26,088	$52,353	$25,208	$24,957	$1,722

As a percent of total loans:
Nonaccrual loans excluding nonaccrual loans hfs	2.05%	4.65%	6.11%	4.05%	1.78%
Accruing TDRs	3.66%	6.67%	3.00%	2.79%	0.19%
Nonaccrual loans and accruing TDRs excluding nonaccrual loans hfs	5.71%	11.32%	9.11%	6.84%	1.97%

As a percent of total loans and other real estate owned:
Nonperforming assets excluding nonaccrual loans hfs	2.61%	5.63%	7.46%	4.97%	2.86%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	6.25%	12.23%	10.43%	7.74%	3.05%

As a percent of total assets:
Nonaccrual loans excluding nonaccrual loans hfs	1.39%	3.08%	4.44%	3.21%	1.41%
Nonaccrual loans including nonaccrual loans hfs	1.72%	3.08%	4.44%	3.21%	1.41%
Nonperforming assets excluding nonaccrual loans hfs	1.77%	3.76%	5.48%	3.95%	2.27%
Nonperforming assets including nonaccrual loans hfs	2.11%	3.76%	5.48%	3.95%	2.27%
Accruing TDRs	2.47%	4.41%	2.18%	2.21%	0.15%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	4.25%	8.18%	7.66%	6.16%	2.42%
Nonperforming assets and accruing TDRs including nonaccrual loans hfs	4.58%	8.18%	7.66%	6.16%	2.42%

Market Risk Management and Interest Sensitivity
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing.  Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities.  Our results of operations are driven by the Banks’ net interest income.  Interest rate risk can significantly affect net interest income to the degree that interest-bearing liabilities mature or reprice at different intervals than interest-earning assets.  The Company’s and Banks’ Asset/Liability Management Committees oversee the management of interest rate risk.  The primary purpose of these committees is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations.  These efforts affect our loan pricing and deposit rate policies as well as asset mix, volume guidelines, and liquidity and capital planning.

Because we are not exposed to market risk from trading activities and do not use off-balance sheet management strategies, the Asset/Liability Management Committees of the Company and Banks rely on “gap” analysis as a tool in managing interest rate risk.  Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals.  The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”.  “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice.  During a period of rising interest rates, a negative gap would tend to decrease net interest income, while a positive gap would tend to increase net interest income. During a period of falling interest rates, a negative gap would tend to increase net interest income, while a positive gap would tend to decrease net interest income.  At December 31, 2013, as shown in the table below, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $86.2 million, or 8.2% of total assets.  The negative gap position within the one-year interval at December 31, 2012 totaled $104.2 million, or 8.8% of total assets.  The $18.0 million decrease in the one-year negative gap for 2013 when compared to 2012 was primarily due to the decline in loans ($68.5 million) and interest-bearing deposits with other banks ($55.5 million), which was more than offset by the decline in deposits ($138.8 million), primarily money market and savings, and time.

The following table summarizes our interest sensitivity at December 31, 2013.  Loans, federal funds sold, time deposits and short-term borrowings are classified based on contractual maturities if fixed rate or earliest repricing date if variable rate.  Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

		3 Months	1 Year	3 Years		Non-
	Within	through	through	through	After	Sensitive
December 31, 2013	3 Months	12 Months	3 Years	5 Years	5 Years	Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$270,790	$86,976	$157,935	$159,842	$36,376	$(10,725)	$701,194
Loans held for sale	3,521	-	-	-	-	-	3,521
Investment securities	16,425	9,100	47,539	54,250	24,371	601	152,286
Federal funds sold	468	-	-	-	-	-	468
Interest-bearing deposits with other banks	109,384	-	-	-	-	-	109,384
Other assets	-	-	-	-	-	87,271	87,271
Total assets	400,588	96,076	205,474	214,092	60,747	77,147	1,054,124

LIABILITIES
Noninterest-bearing demand deposits	-	-	-	-	-	172,797	172,797
Interest-bearing demand deposits	177,121	-	-	-	-	-	177,121
Money market and savings deposits	210,746	-	-	-	-	-	210,746
Certificates of deposit, $100,000 or more	39,878	51,393	63,909	29,861	-	-	185,041
Other time deposits	23,211	70,354	57,494	36,704	-	-	187,763
Short-term borrowings	10,140	-	-	-	-	-	10,140
Other liabilities	-	-	-	-	-	7,217	7,217
STOCKHOLDERS’ EQUITY	-	-	-	-	-	103,299	103,299
Total Liabilities and Stockholders’ Equity	461,096	121,747	121,403	66,565	-	283,313	1,054,124
Excess (deficit)	$(60,508)	$(25,671)	$84,071	$147,527	$60,747	$(206,166)	$-
Cumulative excess (deficit)	$(60,508)	$(86,179)	$(2,108)	$145,419	$206,166	$-	$-
Cumulative excess (deficit) as percent of total assets	(5.7)%	(8.2)%	(0.2)%	13.8%	19.6%	-%	-%

In addition to gap analysis, the Banks use simulation models to quantify the effect a hypothetical immediate plus or minus 100, 200 and 300 basis point change in rates would have on their net interest income and the fair value of capital.  The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates.  The chart below summarizes the forecasted results provided by the simulation model for net interest income and the fair value of capital as of year-end 2013 and 2012.  For example, the model projects that, compared with net interest income under stable rates, net interest income would increase 2.5% if interest rates increased 100 basis points.  Conversely, net interest income would decrease 4.8% if interest rates decreased 100 basis points.  When actual changes in interest rates occur, the changes in interest-earning assets and interest-bearing liabilities may differ from the assumptions used in the model.  Due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates are not meaningful.

	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
2013
% Change in Net Interest Income	N/A	(12.1)%	(4.8)%	2.5%	4.0%	5.1%
% Change in Value of Capital	N/A	(2.3)%	(5.7)%	9.4%	18.6%	26.4%

2012
% Change in Net Interest Income	N/A	(7.8)%	(3.0)%	3.8%	8.3%	13.4%
% Change in Value of Capital	N/A	14.0%	7.2%	0.3%	5.7%	10.4%

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

Liquidity Management
Liquidity describes our ability to meet financial obligations that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets.  We have arrangements with correspondent banks whereby we have $15.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash.  The Banks are also members of the FHLB, which provides another source of liquidity, and had credit availability of approximately $46.9 million from the FHLB as of December 31, 2013.

At December 31, 2013, our loan to deposit ratio was approximately 76.3%, which represents a less liquid position than the 74.8% at year-end 2012.  Investment securities available for sale totaling $147.1 million at the end of 2013 were available for the management of liquidity and interest rate risk.  The comparable amount was $145.5 million at December 31, 2012.  Cash and cash equivalents were $131.1 million at December 31, 2013, a decline of $69.1 million, or 34.5%, compared to the $200.2 million at year-end 2012, which reflects management’s efforts to reduce excess liquidity.  Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments, that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2013.

	Within	One to	Three to	Over
(Dollars in thousands)	one year	three years	five years	five years	Total
Operating leases	$617	$511	$505	$883	$2,516
Purchase obligations	2,021	3,633	3,211	2,792	11,657
Total	$2,638	$4,144	$3,716	$3,675	$14,173

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item may be found in Item 7 of Part II of this annual report under the caption “Market Risk Management and Interest Sensitivity”, which is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.  Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 20, 2014

/s/ Lloyd L. Beatty, Jr.	/s/ George S. Rapp
Lloyd L. Beatty, Jr.	George S. Rapp
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2013 and 2012, and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).

Baltimore, Maryland
March 20, 2014

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(In thousands, except share data)	2013	2012
ASSETS
Cash and due from banks	$21,238	$26,579
Interest-bearing deposits with other banks	109,384	164,864
Federal funds sold	468	8,750
Investment securities:
Available for sale, at fair value	147,101	145,508
Held to maturity, at amortized cost – fair value of $5,062 (2013) and $2,884 (2012)	5,185	2,657

Loans held for sale	3,521	-

Loans	711,919	785,082
Less: allowance for credit losses	(10,725)	(15,991)
Loans, net	701,194	769,091

Premises and equipment, net	15,198	15,593
Goodwill	12,454	12,454
Other intangible assets, net	3,520	3,816
Other real estate owned, net	3,779	7,659
Other assets	31,082	28,836

Total assets	$1,054,124	$1,185,807

LIABILITIES
Deposits:
Noninterest-bearing	$172,797	$153,992
Interest-bearing	760,671	895,281
Total deposits	933,468	1,049,273

Short-term borrowings	10,140	13,761
Other liabilities	7,217	8,747

Total liabilities	950,825	1,071,781

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–8,471,289 (2013) and 8,457,359 (2012)	85	85
Additional paid in capital	32,207	32,155
Retained earnings	71,444	81,078
Accumulated other comprehensive (loss) income	(437)	708

Total stockholders’ equity	103,299	114,026

Total liabilities and stockholders’ equity	$1,054,124	$1,185,807

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

(Dollars in thousands, except per share data)	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$39,058	$42,698	$47,549
Interest and dividends on investment securities:
Taxable	2,072	2,815	3,031
Tax-exempt	17	104	154
Interest on federal funds sold	4	10	25
Interest on deposits with other banks	200	274	93
Total interest income	41,351	45,901	50,852

INTEREST EXPENSE
Interest on deposits	6,448	10,501	10,995
Interest on short-term borrowings	27	45	56
Interest on long-term debt	-	16	37
Total interest expense	6,475	10,562	11,088

NET INTEREST INCOME	34,876	35,339	39,764

Provision for credit losses	27,784	27,745	19,470

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,092	7,594	20,294

NONINTEREST INCOME
Service charges on deposit accounts	2,371	2,551	2,845
Trust and investment fee income	1,613	1,644	1,563
Gains on sales of investment securities	913	278	563
Insurance agency commissions income	10,647	9,814	9,358
Loss on termination of cash flow hedge	(1,306)	(1,339)	-
Other noninterest income	3,221	2,810	2,989
Total noninterest income	17,459	15,758	17,318

NONINTEREST EXPENSE
Salaries and wages	17,346	17,418	16,825
Employee benefits	4,094	3,994	3,840
Occupancy expense	2,344	2,559	2,312
Furniture and equipment expense	1,020	963	1,059
Data processing	2,900	2,717	2,852
Directors’ fees	354	474	500
Goodwill and other intangible assets impairment	-	-	1,344
Amortization of other intangible assets	296	392	512
Insurance agency commissions expense	1,798	1,391	1,267
FDIC insurance premium expense	1,813	1,380	1,298
Write-downs of other real estate owned	1,318	1,328	1,051
Other noninterest expenses	7,403	6,939	6,307
Total noninterest expense	40,686	39,555	39,167

LOSS BEFORE INCOME TAX BENEFIT	(16,135)	(16,203)	(1,555)
Income tax benefit	(6,501)	(6,565)	(658)

NET LOSS	$(9,634)	$(9,638)	$(897)

Basic loss per common share	$(1.14)	$(1.14)	$(0.11)
Diluted loss per common share	$(1.14)	$(1.14)	$(0.11)
Cash dividends paid per common share	$-	$0.01	$0.09

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ending December 31,

(Dollars in thousands)	2013	2012	2011
Net loss	$(9,634)	$(9,638)	$(897)

Other comprehensive (loss) income
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(2,995)	1,155	1,241
Tax effect	1,209	(465)	(505)
Reclassification of gains recognized in net loss	(913)	(278)	(563)
Tax effect	368	112	227
Net of tax amount	(2,331)	524	400

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	681	1,801	(460)
Tax effect	(274)	(727)	185
Reclassification of losses recognized in net loss	1,306	1,339	-
Tax effect	(527)	(540)	-
Net of tax amount	1,186	1,873	(275)

Total other comprehensive (loss) income	(1,145)	2,397	125

Comprehensive loss	$(10,779)	$(7,241)	$(772)

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012, and 2011

(Dollars in thousands, except per share data)	Common Stock	Warrant	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, January 1, 2011	$84	$1,543	$30,242	$92,458	$(1,814)	$122,513
Comprehensive loss:
Net loss	-	-	-	(897)	-	(897)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	400	400
Unrealized losses on cash flow hedging activities, net of taxes	-	-	-	-	(275)	(275)
Total comprehensive loss						(772)

Repurchase of warrant	-	(1,543)	1,518	-	-	(25)
Shares issued for employee stock-based awards	1	-	(1)	-	-	-
Stock-based compensation	-	-	293	-	-	293
Cash dividends paid ($0.09 per share)	-	-	-	(760)	-	(760)

Balances, December 31, 2011	85	-	32,052	90,801	(1,689)	121,249
Comprehensive loss:
Net loss	-	-	-	(9,638)	-	(9,638)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	524	524
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	-	-	-	-	1,873	1,873
Total comprehensive loss						(7,241)

Stock-based compensation	-	-	103	-	-	103
Cash dividends paid ($0.01 per share)	-	-	-	(85)	-	(85)

Balances, December 31, 2012	85	-	32,155	81,078	708	114,026

Comprehensive loss:
Net loss	-	-	-	(9,634)	-	(9,634)
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	-	(2,331)	(2,331)
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	-	-	-	-	1,186	1,186
Total comprehensive loss						(10,779)

Stock-based compensation	-	-	52	-	-	52

Balances, December 31, 2013	$85	$-	$32,207	$71,444	$(437)	$103,299

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,634)	$(9,638)	$(897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	27,784	27,745	19,470
Goodwill and other intangible assets impairment	-	-	1,344
Depreciation and amortization	2,392	2,648	2,341
Discount accretion on debt securities	(43)	(70)	(156)
Stock-based compensation expense	78	209	338
Excess tax benefit from stock-based arrangements	(26)	(106)	(45)
Deferred income tax benefit	(6,132)	(4,768)	(1,550)
Gains on sales of investment securities	(913)	(278)	(563)
(Gains) losses on disposals of premises and equipment	-	(192)	36
Losses on sales and write-downs of other real estate owned	1,669	2,015	1,222
Loss on termination of cash flow hedge	1,306	1,339	-
Net changes in:
Accrued interest receivable	235	1,137	1,127
Other assets	4,703	1,351	1,813
Accrued interest payable	(114)	(230)	(291)
Other liabilities	(1,458)	224	(2,265)

Net cash provided by operating activities	19,847	21,386	21,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	38,512	47,854	53,343
Proceeds from sales of investment securities available for sale	40,351	6,275	20,825
Purchases of investment securities available for sale	(87,243)	(69,491)	(104,305)
Proceeds from maturities and principal payments of investment securities held to maturity	439	3,810	226
Net change in loans	12,957	23,896	24,233
Proceeds from sale of loans	20,565	-	-
Purchases of premises and equipment	(545)	(2,202)	(1,216)
Proceeds from sales of premises and equipment	4	317	4
Proceeds from sales of other real estate owned	5,325	5,742	3,807
Return of investment (investment in) unconsolidated subsidiary	85	-	(25)

Net cash provided by (used in) investing activities	30,450	16,201	(3,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	18,805	20,191	9,613
Interest-bearing deposits	(134,610)	19,163	20,790
Short-term borrowings	(3,621)	(4,056)	1,776
Excess tax benefit from stock-based arrangements	26	106	45
Repayment of long-term debt	-	(455)	(477)
Repurchase of warrant	-	-	(25)
Common stock dividends paid	-	(85)	(760)

Net cash (used in) provided by financing activities	(119,400)	34,864	30,962

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,

(Dollars in thousands)	2013	2012	2011
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,103)	72,451	49,778

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	200,193	127,742	77,964

CASH AND CASH EQUIVALENTS AT END OF YEAR	$131,090	$200,193	$127,742

Supplemental cash flow information:

Interest paid	$6,589	$10,792	$11,379

Income taxes paid	$265	$163	$2,062

Transfers from loans to other real estate owned	$3,071	$6,031	$10,712

Transfers from loans to loans held for sale	$23,635	$-	$-

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012, and 2011

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

Nature of Operations
The Company engages in the banking business through CNB, a Maryland commercial bank with trust powers, and The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”). Through December 31, 2010, the Company also engaged in the banking business through The Felton Bank, a Delaware commercial bank (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”), which was merged into CNB on January 1, 2011. The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula. The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; three wholesale insurance firms, Tri-State General Insurance Agency, LTD, a Maryland corporation, Tri-State General Insurance Agency of New Jersey, Inc., a New Jersey corporation, and Tri-State General Insurance Agency of Virginia, Inc., a Virginia corporation (collectively, “TSGIA”); and an insurance premium finance company, Mubell Finance, LLC, a Maryland limited liability company (all of the foregoing insurance entities are collectively referred to as the “Insurance Subsidiaries”).

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

Investment Securities Available for Sale
Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent those securities which management may sell as part of its asset/liability management strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrade of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a determination that management has the intent to sell the security or will be required to sell the security before recovery of its amortized cost.

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

A loan is considered a TDR if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. All loans designated as TDRs are considered impaired loans and may be on either accrual or nonaccrual status. The Company does not participate in any specific government or Company sponsored loan modification programs. All TDR loan agreements are contracts negotiated with each of the borrowers.

On October 28, 2013, Talbot Bank entered into agreements to sell assets with an aggregate book value of $45.0 million for a price of $25.2 million. The assets consisted of $11.1 million of nonaccrual loans, $30.4 million of accruing TDRs, $1.8 million of adversely classified performing loans and $1.7 million of other real estate owned. The execution of these agreements was consummated in the fourth quarter of 2013.

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

The allowance for credit losses is comprised of three parts: (i) the specific allowance; (ii) the formula allowance; and (iii) the unallocated allowance. The specific allowance is established against impaired loans (i.e., nonaccrual loans and accruing TDRs) until charge offs are made. The formula allowance, described below, is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors. The unallocated allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

During the third quarter of 2013 and 2012, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded. During the third quarter of 2011, when goodwill and other intangible assets were assessed for impairment, it was determined that goodwill and other intangible assets were impaired in our Insurance Products and Services segment, primarily relating to the Company’s retail insurance business. The Company recorded goodwill impairment charges of $1.2 million and other intangible assets impairment charges of $120 thousand reflected in noninterest expense.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent on the generation of a sufficient level of future taxable income, recoverable taxes paid in prior years and tax planning strategies. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company recognizes accrued interest and penalties as a component of tax expense. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns ending after December 31, 2010.

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

Stock-Based Compensation
Accounting guidance for stock-based compensation requires that expense relating to such transactions be recognized as compensation cost in the income statement. Stock-based compensation expense is recognized ratably over the requisite service period for all awards and is based on the grant date fair value. See Note 12 for a further discussion.

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

Advertising Costs
Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $848 thousand, $338 thousand and $296 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Recent Accounting Standards

Accounting Standards Update(“ASU”) 2012-02, "Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

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

Regulatory Enforcement Actions
Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the FDIC, a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. The description of the Consent Agreements, the Order and the Acknowledgement along with Talbot Bank’s progress with the requirements, are set forth below.

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

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank must meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of December 31, 2013, the leverage ratio and total risk-based capital ratio were 4.98% and 8.17%, respectively, for Talbot Bank. Per the Order, Talbot Bank submitted a written plan to the FDIC and Commissioner describing the means and timing by which it will increase its capital ratios up to or in excess of the required minimums including earnings from operations, capital infusions from the Company and other capital raising alternatives such as equity issuances.

Profit and Budget Plan. Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank must submit a profit and budget plan to the FDIC and Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and Commissioner within 60 days from the effective date of the Order and one which was submitted within 30 days of the end of 2013.

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

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

NOTE 2.  INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2013:
U.S. Treasury	$5,342	$1	$-	$5,343
U.S. Government agencies	60,754	62	372	60,444
Mortgage-backed	81,130	520	937	80,713
Equity	609	-	8	601
Total	$147,835	$583	$1,317	$147,101

December 31, 2012:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	35,213	903	9	36,107
Mortgage-backed	106,524	2,464	208	108,780
Equity	596	25	-	621
Total	$142,333	$3,392	$217	$145,508

Held-to-maturity securities:
December 31, 2013:
U.S. Government agencies	$2,975	$-	$222	$2,753
States and political subdivisions	2,210	99	-	2,309
Total	$5,185	$99	$222	$5,062

December 31, 2012:
U.S. Government agencies	$-	$-	$-	$-
States and political subdivisions	2,657	227	-	2,884
Total	$2,657	$227	$-	$2,884

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. Government agencies	$33,004	$372	$-	$-	$33,004	$372
Mortgage-backed	28,694	416	19,121	521	47,815	937
Equity	601	8	-	-	601	8

Total	$62,299	$796	$19,121	$521	$81,420	$1,317

Held-to-maturity securities:
U.S. Government agencies	$2,753	$222	$-	$-	$2,753	$222

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost.  The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase.  Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2013.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,038	$2,045	$267	$270
Due after one year through five years	63,667	63,521	433	453
Due after five years through ten years	3,624	3,640	1,006	1,069
Due after ten years	77,897	77,294	3,479	3,270
	147,226	146,500	5,185	5,062
Equity securities	609	601	-	-
Total	$147,835	$147,101	$5,185	$5,062

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

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$101,070	$100,507	$91,814	$94,391

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2013 or 2012.

Proceeds from sales of investment securities were $40.4 million, $6.3 million, and $20.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Gross gains from sales of investment securities were $913 thousand, $278 thousand and $595 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.  There were no gross losses in 2013 and 2012 and $32 thousand in 2011.

NOTE 3.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware.  The following table provides information about the principal classes of the loan portfolio at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Construction	$64,591	$108,051
Residential real estate	274,857	288,011
Commercial real estate	304,605	314,941
Commercial	57,195	60,786
Consumer	10,671	13,293
Total loans	711,919	785,082
Allowance for credit losses	(10,725)	(15,991)
Total loans, net	$701,194	$769,091

In the normal course of banking business, loans are made to officers and directors and their affiliated interests.  These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility.  As of December 31, 2013 and 2012, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $23.2 million and $26.0 million, respectively.  During 2013 and 2012, loan additions were approximately $1.0 million and $9.7 million, respectively, and loan repayments were approximately $3.8 million and $6.1 million, respectively.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2013 and 2012.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
December 31, 2013
Loans individually evaluated for impairment	$5,569	$19,748	$14,462	$887	$48	$-	$40,714
Loans collectively evaluated for impairment	59,022	255,109	290,143	56,308	10,623	-	671,205
Total loans	$64,591	$274,857	$304,605	$57,195	$10,671	$-	$711,919

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$204	$285	$44	$245	$5	$-	$783
Loans collectively evaluated for impairment	1,756	3,569	2,985	1,021	238	373	9,942
Total allowance for credit losses	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
December 31, 2012
Loans individually evaluated for impairment	$37,029	$18,549	$32,447	$715	$87	$-	$88,827
Loans collectively evaluated for impairment	71,022	269,462	282,494	60,071	13,206	-	696,255
Total loans	$108,051	$288,011	$314,941	$60,786	$13,293	$-	$785,082

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$941	$598	$614	$-	$48	$-	$2,201
Loans collectively evaluated for impairment	3,446	4,596	3,520	1,682	359	187	13,790
Total allowance for credit losses	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2013 and 2012.  The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded
	Unpaid	investment	investment		Average
	principal	with no	with an	Related	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment
December 31, 2013
Impaired nonaccrual loans:
Construction	$6,787	$3,709	$240	$203	$7,270
Residential real estate	7,692	3,862	1,304	225	10,240
Commercial real estate	5,218	4,261	410	38	7,829
Commercial	1,801	547	245	245	619
Consumer	56	43	5	5	48
Total	21,554	12,422	2,204	716	26,006

Impaired accruing TDRs:
Construction	1,620	1,527	93	1	14,405
Residential real estate	14,582	13,177	1,405	60	11,101
Commercial real estate	9,791	9,006	785	6	13,308
Commercial	95	95	-	-	105
Consumer	-	-	-	-	-
Total	26,088	23,805	2,283	67	38,919

Total impaired loans:
Construction	8,407	5,236	333	204	21,675
Residential real estate	22,274	17,039	2,709	285	21,341
Commercial real estate	15,009	13,267	1,195	44	21,137
Commercial	1,896	642	245	245	724
Consumer	56	43	5	5	48
Total	$47,642	$36,227	$4,487	$783	$64,925

		Recorded	Recorded
	Unpaid	investment	investment		Average
	principal	with no	with an	Related	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment
December 31, 2012
Impaired nonaccrual loans:
Construction	$14,288	$3,371	$6,323	$941	$12,428
Residential real estate	17,975	9,469	2,063	598	17,472
Commercial real estate	19,515	11,838	2,729	614	12,975
Commercial	1,556	594	-	-	1,538
Consumer	92	39	48	48	55
Total	53,426	25,311	11,163	2,201	44,468

Impaired accruing TDRs:
Construction	27,335	27,335	-	-	21,193
Residential real estate	7,017	7,017	-	-	5,064
Commercial real estate	17,880	17,880	-	-	16,252
Commercial	121	121	-	-	87
Consumer	-	-	-	-	-
Total	52,353	52,353	-	-	42,596

Total impaired loans:
Construction	41,623	30,706	6,323	941	33,621
Residential real estate	24,992	16,486	2,063	598	22,536
Commercial real estate	37,395	29,718	2,729	614	29,227
Commercial	1,677	715	-	-	1,625
Consumer	92	39	48	48	55
Total	$105,779	$77,664	$11,163	$2,201	$87,064

The following tables provide information on loans that were modified and considered TDRs during 2013 and 2012.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For the year ended December 31, 2013
Construction	3	$218	$218	$-
Residential real estate	7	12,485	12,494	38
Commercial real estate	4	2,212	2,211	82
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	14	$14,915	$14,923	$120

For the year ended December 31, 2012
Construction	12	$17,347	$17,361	$-
Residential real estate	17	5,264	4,908	-
Commercial real estate	8	7,389	7,537	-
Commercial	2	76	60	-
Consumer	-	-	-	-
Total	39	$30,076	$29,866	$-

The following tables provide information on TDRs that defaulted during 2013 and 2012.  Generally, a loan is considered in default when principal or interest is past due 90 days or more.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted (1):
For the year ended December 31, 2013
Construction	-	$-	$-
Residential real estate	6	1,918	-
Commercial real estate	2	2,151	74
Commercial	-	-	-
Consumer	-	-	-
Total	8	$4,069	$74

TDRs that subsequently defaulted (2):
For the year ended December 31, 2012
Construction	1	$666	$-
Residential real estate	3	913	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	4	$1,579	$-

(1)  These loans were classified as TDRs during 2012.
(2)  These loans were classified as TDRs during 2011.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio.  Loans that are identified as special mention, substandard or doubtful are adversely rated.  They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.  At December 31, 2013, $152 thousand of nonaccrual loans were identified as special mention, $13.0 million were substandard and $1.4 million were doubtful.  The comparable amounts at December 31, 2012 were $929 thousand, $20.4 million and $15.2 million, respectively.

The following tables provide information on loan risk ratings as of December 31, 2013 and 2012.

		Special
(Dollars in thousands)	Pass/Performing	mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2013
Construction	$40,210	$15,708	$4,724	$-	$3,949	$64,591
Residential real estate	233,359	22,486	13,846	-	5,166	274,857
Commercial real estate	255,288	30,105	14,541	-	4,671	304,605
Commercial	52,032	3,691	680	-	792	57,195
Consumer	10,451	48	124	-	48	10,671
Total	$591,340	$72,038	$33,915	$-	$14,626	$711,919

		Special
(Dollars in thousands)	Pass/Performing	mention	Substandard	Doubtful	Nonaccrual	Total
December 31, 2012
Construction	$45,385	$30,817	$22,155	$-	$9,694	$108,051
Residential real estate	237,299	23,657	15,090	433	11,532	288,011
Commercial real estate	257,418	21,554	21,402	-	14,567	314,941
Commercial	55,432	3,062	1,639	59	594	60,786
Consumer	13,147	-	59	-	87	13,293
Total	$608,681	$79,090	$60,345	$492	$36,474	$785,082

The following tables provide information on the aging of the loan portfolio as of December 31, 2013 and 2012.

	Accruing
		30-59	60-89	90 days
		days past	days past	or more	Total past	Non-
(Dollars in thousands)	Current	due	due	past due	due	accrual	Total
December 31, 2013
Construction	$60,642	$-	$-	$-	$-	$3,949	$64,591
Residential real estate	265,182	2,765	1,724	20	4,509	5,166	274,857
Commercial real estate	299,295	639	-	-	639	4,671	304,605
Commercial	55,576	330	247	250	827	792	57,195
Consumer	10,469	23	131	-	154	48	10,671
Total	$691,164	$3,757	$2,102	$270	$6,129	$14,626	$711,919
Percent of total loans	97.1%	0.5%	0.3%	-%	0.8%	2.1%

	Accruing
		30-59	60-89	90 days
		days past	days past	or more	Total past	Non-
(Dollars in thousands)	Current	due	due	past due	due	accrual	Total
December 31, 2012
Construction	$98,221	$136	$-	$-	$136	$9,694	$108,051
Residential real estate	272,311	3,116	762	290	4,168	11,532	288,011
Commercial real estate	298,522	887	800	165	1,852	14,567	314,941
Commercial	59,746	380	66	-	446	594	60,786
Consumer	13,125	57	19	5	81	87	13,293
Total	$741,925	$4,576	$1,647	$460	$6,683	$36,474	$785,082
Percent of total loans	94.5%	0.6%	0.2%	0.1%	0.9%	4.6%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2013 and 2012.
Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(20,695)	(7,163)	(6,162)	(665)	(113)	-	(34,798)
Recoveries	161	545	161	839	42	-	1,748
Net charge-offs	(20,534)	(6,618)	(6,001)	174	(71)	-	(33,050)

Provision	18,107	5,278	4,896	(590)	(93)	186	27,784
Ending balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
2012
Allowance for credit losses:
Beginning balance	$3,745	$5,014	$3,415	$1,498	$594	$22	$14,288

Charge-offs	(7,826)	(9,838)	(2,954)	(5,451)	(576)	-	(26,645)
Recoveries	6	102	166	304	25	-	603
Net charge-offs	(7,820)	(9,736)	(2,788)	(5,147)	(551)	-	(26,042)

Provision	8,462	9,916	3,507	5,331	364	165	27,745
Ending balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

NOTE 4.  PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Land	$5,818	$5,818
Buildings and land improvements	13,459	13,159
Furniture and equipment	7,650	7,589
	26,927	26,566
Accumulated depreciation	(11,729)	(10,973)
Total	$15,198	$15,593

Depreciation expense totaled $936 thousand, $1.1 million and $996 thousand for 2013, 2012 and 2011, respectively.

The Company leases facilities under operating leases.  Rental expense for the years ended December 31, 2013, 2012, and 2011 was $744 thousand, $777 thousand and $753 thousand, respectively.  Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2014	$617
2015	263
2016	248
2017	250
2018	255
Thereafter	883
Total minimum lease payments	$2,516

NOTE 5.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Avon-Dixon Agency, LLC (“Avon-Dixon”), a wholly-owned insurance subsidiary of the Company, owns a 40% interest in a segregated portfolio of Eastern Re Ltd., SPC (“Eastern”), a specialty reinsurance company.  This investment is carried at cost, adjusted for Avon-Dixon’s equity ownership in Eastern’s net income or loss.  At December 31, 2013 and 2012, the carrying value of the investment in Eastern was $328 thousand and $400, respectively.  During 2013 and 2012, income recognized from the investment in Eastern was $328 thousand and $0, respectively.

During 2012, the Company terminated its mortgage brokerage activities which were conducted through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”.  This investment was carried at cost, adjusted for the Company’s 49.0% equity ownership in Wye Mortgage Group’s net income or loss.  At December 31, 2013 and 2012, the carrying value of the investment in Wye Mortgage Group was $0 and $85 thousand, respectively.  The Company recognized a loss of $9 thousand from its investment in Wye Mortgage Group during 2013 and income of $138 thousand during 2012.

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2013 and 2012.  The Community Banking segment and the Insurance Products and Services segment had goodwill of $2.6 million and $9.9 million, respectively, at the end of both 2013 and 2012.  See Note 25 for further information regarding the Company’s business segments.

	December 31, 2013					December 31, 2012
					Weighted					Weighted
					Average					Average
	Gross	Accumulated		Net	Remaining	Gross	Accumulated		Net	Remaining
	Carrying	Impairment	Accumulated	Carrying	Life	Carrying	Impairment	Accumulated	Carrying	Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$17,345	$(4,224)	$(667)	$12,454	-	$17,345	$(4,224)	$(667)	$12,454	-

Other intangible assets
Amortizable
Employment agreements	$1,730	$-	$(1,448)	$282	1.7	$1,730	$-	$(1,286)	$444	2.0
Insurance expirations	1,270	-	(979)	291	3.4	1,270	-	(894)	376	4.4
Customer relationships	960	(126)	(352)	482	9.7	960	(126)	(303)	531	10.7
	3,960	(126)	(2,779)	1,055		4,928	(126)	(3,451)	1,351
Unamortizable
Carrier relationships	1,300	(45)	-	1,255	-	1,300	(45)	-	1,255	-
Trade name	1,210	-	-	1,210	-	1,210	-	-	1,210	-
	2,510	(45)	-	2,465		2,510	(45)	-	2,465
Total other intangible assets	$6,470	$(171)	$(2,779)	$3,520		$7,438	$(171)	$(3,451)	$3,816

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

Amortization
(Dollars in thousands)	Expense
Year ended December 31, 2013	$296

Estimate for years ended December 31, 2014	296
2015	255
2016	134
2017	87
2018	50

NOTE 7.  OTHER ASSETS

The Company had the following other assets at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Nonmarketable investment securities	$2,058	$2,750
Accrued interest receivable	2,561	2,796
Insurance premiums receivable	887	1,089
Income taxes receivable	183	2,157
Deferred income taxes (1)	19,090	12,183
Prepaid expenses	700	2,227
Other assets	5,603	5,634
Total	$31,082	$28,836

(1)  See Note 14 for further discussion.

NOTE 8.  OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Accrued interest payable	$225	$339
Other accounts payable	3,543	3,657
Deferred compensation liability	1,505	2,431
Other liabilities	1,944	2,320
Total	$7,217	$8,747

NOTE 9.  DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more was $185.0 million and $225.3 million at December 31, 2013 and 2012, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Due in one year or less	$184,836	$245,004
Due in one to three years	121,403	108,947
Due in three to five years	66,565	74,834
Total	$372,804	$428,785

NOTE 10.  SHORT-TERM BORROWINGS

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2013 and 2012.

	2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$10,980	0.24%	$14,976	0.30%

At Year End
Retail repurchase agreements	$10,140	0.23%	$13,761	0.26%

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

NOTE 11.  BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees.  The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $520 thousand, $513 thousand, and $430 thousand for 2013, 2012, and 2011, respectively.  The  increase in expense for 2012 when compared to 2011 was due to larger forfeitures available to reduce 401(k) costs for 2011.

NOTE 12.  STOCK-BASED COMPENSATION

As of December 31, 2013, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which Shore Bancshares, Inc. may issue shares of its common stock or grant other equity-based awards.  Under the 2006 Equity Plan, stock-based awards may be granted periodically to the Company’s directors, executive officers, and key employees at the discretion of the Compensation Committee of the Board of Shore Bancshares, Inc.  Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three- to five-year period of time and, in the case of stock options, expiring 10 years from the grant date.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant date fair value and reflects forfeitures as they occur.  The 2006 Equity Plan originally reserved 631,972 shares of common stock for grant, and 506,702 shares remained available for grant at December 31, 2013.

The following tables provide information on stock-based compensation expense for 2013, 2012 and 2011.

(Dollars in thousands)	2013	2012	2011
Stock-based compensation expense	$78	$209	$338
Excess tax expense related to stock-based compensation	26	106	45

	December 31,
(Dollars in thousands)	2013	2012	2011
Unrecognized stock-based compensation expense	$136	$143	$167
Weighted average period unrecognized expense is expected to be recognized	1.7 years	2.1 years	8.5 months

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2013.

	Year Ended December 31, 2013		Year Ended December 31, 2012
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Nonvested at beginning of year	6,548	$14.89	45,779	$13.20
Granted	13,930	8.33	-	-
Vested	(6,548)	14.89	(39,231)	12.92
Cancelled	-	-	-	-

Nonvested at end of year	13,930	$8.33	6,548	$14.89

The total fair value of restricted stock awards that vested was $36 thousand in 2013 and $245 thousand in 2012.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2013.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number	Weighted Average	Number	Weighted Average
	of shares	Exercise Price	of shares	Exercise Price
Outstanding at beginning of year	54,216	$6.64	-	$-
Granted	-	-	54,216	6.64
Exercised	-	-	-	-
Expired/Cancelled	(13,554)	6.64	-	-
Outstanding at end of year	40,662	$6.64	54,216	$6.64

Exercisable at end of year	-	$-	-	$-

The weighted average fair value of stock options granted during 2012 was $3.44.  The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years).  The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price.  The expected volatility is based on historical volatility of the underlying securities.  The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date.  The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.  The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2012.

Dividend yield	0.60%
Expected volatility	58.65%
Risk-free interest rate	1.69%
Expected contract life (in years)	5.83

At December 31, 2013, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $105 thousand based on the $9.22 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2013.  Since there were no options exercised during 2013 or 2012, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options.  No stock options vested in 2013 or 2012.  At December 31, 2013, the weighted average remaining contract life of options outstanding was 8.2 years.

NOTE 13.  DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries.  The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year.  The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned.  The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc.  Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants.  A participant is fully vested at all times in the amounts that he or she elects to defer.  Any contributions by Shore Bancshares, Inc. will vest over a five-year period.  There were no elective deferrals made by plan participants during 2013, 2012 or 2011.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2013, 2012 and 2011 and the related deferred compensation liability at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012	2011
Deferred compensation contribution	$9	$20	$65

	December 31,
(Dollars in thousands)	2013	2012
Deferred compensation liability	$404	$632

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation.  The amounts deferred are invested in insurance policies, owned by CNB, on the lives of the respective individuals.  Amounts available under the policies are to be paid to the individuals as retirement benefits over future years.   The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Cash surrender value	$3,256	$3,143
Accrued benefit obligation	1,101	1,171

NOTE 14.  INCOME TAXES

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2013	2012	2011
Current tax (benefit) expense:
Federal	$(459)	$(2,007)	$656
State	90	210	236
	(369)	(1,797)	892
Deferred income tax benefit:
Federal	(4,592)	(3,110)	(1,233)
State	(1,540)	(1,658)	(317)
	(6,132)	(4,768)	(1,550)

Total income tax benefit	$(6,501)	$(6,565)	$(658)

The following table provides a reconciliation of tax computed at the statutory federal tax rate of 34.0% to the actual tax expense for each of the three years ended December 31.

(Dollars in thousands)	2013	2012	2011
Tax at federal statutory rate	34.0%	34.0%	34.0%
Tax effect of:
Tax-exempt income	0.4	0.6	8.8
Non-deductible goodwill impairment charges	-	-	(6.0)
Other non-deductible expenses	(0.2)	(0.2)	(2.1)
State income taxes, net of federal benefit	5.9	5.9	3.6
Other	0.2	0.2	4.0

Actual income tax expense rate	40.3%	40.5%	42.3%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for credit losses	$4,298	$6,421
Reserve for off-balance sheet commitments	180	166
Net operating loss carry forward	14,430	3,367
Write-downs of other real estate owned	400	742
Deferred income	1,108	2,370
Accrued expenses	936	1,353
Loss on termination of cash flow hedge	-	540
Unrealized losses on interest rate caps	-	803
Unrealized losses on available-for-sale securities	296	-
Other	83	55
Total deferred tax assets	21,731	15,817
Deferred tax liabilities:
Depreciation	463	515
Purchase accounting adjustments	1,305	1,009
Deferred capital gain on branch sale	438	451
Deferred gains on interest rate swaps	-	169
Unrealized gains on available-for-sale securities	-	1,282
Other	435	208
Total deferred tax liabilities	2,641	3,634
Net deferred tax assets	$19,090	$12,183

No valuation allowance for deferred tax assets was recorded at December 31, 2013 and 2012 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the expected generation of a sufficient level of future taxable income from operations and tax planning strategies.  At December 31, 2013, the Company had Federal and state net operating loss carryforwards of approximately $33.6 million and $50.1 million, respectively, which expire in 2033 through 2034.

NOTE 15.  EARNINGS/(LOSS) PER COMMON SHARE

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

(In thousands, except per share data)	2013	2012	2011

Net loss	$(9,634)	$(9,638)	$(897)

Weighted average shares outstanding – basic	8,461	8,457	8,451

Dilutive effect of common stock equivalents	-	-	-

Weighted average shares outstanding – diluted	8,461	8,457	8,451

Loss per common share – basic	$(1.14)	$(1.14)	$(0.11)

Loss per common share – diluted	$(1.14)	$(1.14)	$(0.11)

The calculations of diluted loss per share excluded weighted average common stock equivalents of 51 thousand for 2013, 46 thousand for 2012 and 159 thousand for 2011 because the effect of including them would have been antidilutive.

NOTE 16.  REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio).  As of December 31, 2013, management believes that Shore Bancshares, Inc. and CNB met all capital adequacy requirements to which they are subject.  Per the Order, Talbot Bank submitted a capital plan to the FDIC and Commissioner which describes the methods and timing by which it will increase its capital ratios up to or in excess of required minimums (leverage ratio of 8%, total capital ratio of 12%).  These methods include earnings from operations, capital infusions from the Company, and other capital-raising alternatives such as equity issuances.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized Talbot Bank as adequately capitalized and CNB as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately or well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.  Management believes that there are no conditions or events since that notification that have changed the Banks’ categories.

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

The following tables present the capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of December 31, 2013 and 2012.

		Total	Net		Tier 1	Total
		Risk-	Risk-	Adjusted	Risk-Based	Risk-Based	Tier 1
December 31, 2013	Tier 1	Based	Weighted	Average	Capital	Capital	Leverage
(Dollars in thousands)	Capital	Capital	Assets	Total Assets	Ratio	Ratio	Ratio
Company	$72,370	$81,341	$717,129	$1,028,957	10.09%	11.34%	7.03%
Talbot Bank	28,395	33,554	410,547	569,689	6.92	8.17	4.98
CNB	42,186	45,998	305,278	460,747	13.82	15.07	9.16

		Total	Net		Tier 1	Total
		Risk-	Risk-	Adjusted	Risk-Based	Risk-Based	Tier 1
December 31, 2012	Tier 1	Based	Weighted	Average	Capital	Capital	Leverage
(Dollars in thousands)	Capital	Capital	Assets	Total Assets	Ratio	Ratio	Ratio
Company	$97,049	$107,208	$805,108	$1,166,865	12.05%	13.32%	8.32%
Talbot Bank	53,496	59,847	501,612	713,472	10.66	11.93	7.50
CNB	41,976	45,780	303,627	450,109	13.82	15.08	9.33

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and Shore Bancshares, Inc.  Talbot Bank is currently prohibited from paying dividends to Shore Bancshares, Inc. without the prior consent of its banking regulators.  CNB paid dividends of $1.9 million to Shore Bancshares, Inc. during 2013.  At December 31, 2013, CNB could have paid additional dividends to Shore Bancshares, Inc. of approximately $2.0 million without the prior consent and approval of its regulatory agencies.  Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2013 or 2012.

NOTE 17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2013 and 2012.

	Accumulated net	Accumulated net
	unrealized holding	unrealized holding	Accumulated
	gains (losses) on	gains (losses) on	other
	available for sale	cash flow hedging	comprehensive
(Dollars in thousands)	securities	activities	income (loss)
Balance, December 31, 2012	$1,894	$(1,186)	$708
Other comprehensive (loss) income	(1,786)	407	(1,379)
Reclassification of (gains) losses recognized	(545)	779	234
Balance, December 31, 2013	$(437)	$-	$(437)

Balance, December 31, 2011	$1,370	$(3,059)	$(1,689)
Other comprehensive income	690	1,074	1,764
Reclassification of (gains) losses recognized	(166)	799	633
Balance, December 31, 2012	$1,894	$(1,186)	$708

NOTE 18.  LINES OF CREDIT

The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both December 31, 2013 and 2012.  In addition, the Banks had credit availability of approximately $46.9 million and $58.0 million from the Federal Home Loan Bank at December 31, 2013 and 2012, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank.  The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2013 or 2012.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivative assets and liabilities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held for sale and other real estate owned (foreclosed assets).  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Derivative Assets
Derivative instruments held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using third-party models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies its derivative instruments held for risk management purposes as Level 2 in the fair value hierarchy  and includes them in other assets in the accompanying consolidated balance sheets.  At December 31, 2013, the Company had no derivative instruments.  At December 31, 2012, the Company’s derivative instruments consisted solely of interest rate caps.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2013 and 2012.  No assets were transferred from one hierarchy level to another during 2013 or 2012.

			Significant Other	Significant
		Quoted Prices	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Securities available for sale:
U.S. Treasury	$5,343	$5,343	$-	$-
U.S. Government agencies	60,444	-	60,444	-
Mortgage-backed	80,713	-	80,713	-
Equity	601	-	601	-
Total	$147,101	$5,343	$141,758	$-

Interest rate caps	$-	$-	$-	$-

			Significant Other	Significant
		Quoted Prices	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Securities available for sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	36,107	-	36,107	-
Mortgage-backed	108,780	-	108,780	-
Equity	621	-	621	-
Total	$145,508	$-	$145,508	$-

Interest rate caps	$14	$-	$14	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans
The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan.  Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms.  The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows.  At December 31, 2013 and 2012, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale
Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale.  Subsequently, loans held for sale are carried at the lower of carrying value and fair value.  Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  At December 31, 2013, loans held for sale were classified as Level 2 in the fair value hierarchy.

Other Real Estate Owned (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value and fair value.  Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  At December 31, 2013 and 2012, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at December 31, 2013 and 2012.  No assets were transferred from one hierarchy level to another during 2013 or 2012.

			Significant Other	Significant
		Quoted Prices	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans
Construction	$5,365	$-	$5,365	$-
Residential real estate	19,463	-	19,463	-
Commercial real estate	14,418	-	14,418	-
Commercial	642	-	642	-
Consumer	43	-	43	-
Total impaired loans	39,931	-	39,931	-
Loans held for sale	3,521	-	3,521	-
Other real estate owned	3,779	-	3,779	-
Total assets measured at fair value on a nonrecurring basis	$47,231	$-	$47,231	$-

			Significant Other	Significant
		Quoted Prices	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Impaired loans
Construction	$36,088	$-	$36,088	$-
Residential real estate	17,951	-	17,951	-
Commercial real estate	31,833	-	31,833	-
Commercial	715	-	715	-
Consumer	39	-	39	-
Total impaired loans	86,626	-	86,626	-
Loans held for sale	-	-	-	-
Other real estate owned	7,659	-	7,659	-
Total assets measured at fair value on a nonrecurring basis	$94,285	$-	$94,285	$-

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

Investment Securities Held to Maturity
For all investments in debt securities, fair values are based on quoted prices.  If a quoted price is not available, fair value is estimated using quoted prices for similar securities.

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

	December 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$131,090	$131,090	$200,193	$200,193
Investment securities held to maturity	5,185	5,062	2,657	2,884
Loans, net	701,194	721,688	769,091	798,381

Financial liabilities
Level 2 inputs
Deposits	$933,468	$934,943	$1,049,273	$1,052,382
Short-term borrowings	10,140	10,140	13,761	13,761

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

During the second quarter of 2009, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts related to our participation in the IND Program.In the fourth quarter of 2012, the Company decided to partially exit the IND Program in an effort to reduce its excess liquidity and a portion of the interest rate caps used to hedge the interest rates on these deposits was terminated.  In the second quarter of 2013, the Company fully exited the IND Program and the remainder of the interest rate caps were terminated.  Because the interest rate caps qualified for hedge accounting, a $1.3 million loss on the ineffective portion of the cash flow hedge was recognized in  both the second quarter of 2013 and the fourth quarter of 2012.

The aggregate fair value of the interest rate caps was $14 thousand at December 31, 2012.  The adjustments that reduced the balance to $0 at December 31, 2013 included an increase of $681 thousand to reflect unrealized holding gains on the interest rate caps and a decrease of $695 thousand to reflect the charge to interest expense associated with the hedged money market deposit accounts.  For 2012, unrealized holding gains on the interest rate caps were $1.8 million while for 2011, unrealized holding losses were $460 thousand.  For 2012 and 2011, interest expense associated with the hedged money market deposit accounts was $2.0 million and $1.3 million, respectively.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk.  Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract.  When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company.  The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.  Collateral required by the counterparties, recorded in other liabilities, was $0 and $428 thousand at December 31, 2013 and 2012, respectively.

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

The following table provides information on commitments outstanding as of December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Commitments to extend credit	$116,596	$141,518
Letters of credit	10,477	12,817

Total	$127,073	$154,335

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

NOTE 23.  PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets
December 31,

(Dollars in thousands)	2013	2012
Assets
Cash	$987	$820
Investment in subsidiaries	102,815	113,529
Premises and equipment, net	2,726	2,616
Other assets	1,284	1,601
Total assets	$107,812	$118,566

Liabilities
Deferred tax liability	$1,628	$1,687
Other liabilities	542	510
Long-term debt	2,343	2,343
Total liabilities	4,513	4,540

Stockholders’ equity
Common stock	85	85
Additional paid in capital	32,207	32,155
Retained earnings	71,444	81,078
Accumulated other comprehensive (loss) income	(437)	708
Total stockholders’ equity	103,299	114,026

Total liabilities and stockholders’ equity	$107,812	$118,566

Condensed Statements of Operations
For the Years Ended December 31,

(Dollars in thousands)	2013	2012	2011
Income
Dividends from subsidiaries	$2,163	$3,154	$1,519
Management and other fees from subsidiaries	6,226	5,692	5,783
Other income	31	180	251
Total income	8,420	9,026	7,553

Expenses
Interest expense	88	107	154
Salaries and employee benefits	4,447	4,188	3,977
Occupancy and equipment expense	508	463	471
Other operating expenses	1,853	1,529	1,360
Total expenses	6,896	6,287	5,962

Income before income tax expense and equity in undistributed net loss of subsidiaries	1,524	2,739	1,591
Income tax benefit	(61)	(58)	(190)
Income before equity in undistributed net loss of subsidiaries	1,585	2,797	1,781

Equity in undistributed net loss of subsidiaries	(11,219)	(12,435)	(2,678)
Net loss	$(9,634)	$(9,638)	$(897)

Condensed Statements of Cash Flows
For the Years Ended December 31,

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net loss	$(9,634)	$(9,638)	$(897)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	11,219	12,435	2,678
Depreciation and amortization	386	367	404
Stock-based compensation expense	78	209	338
Excess tax benefit from stock-based arrangements	(26)	(106)	(45)
Net decrease (increase) in other assets	128	(246)	(253)
Net decrease in other liabilities	(53)	(423)	(99)
Net cash provided by operating activities	2,098	2,598	2,126

Cash flows from investing activities:
Purchases of premises and equipment	(307)	(108)	(57)
Investment in unconsolidated subsidiary	-	-	(25)
Investment in subsidiaries	(1,650)	(2,000)	(550)
Net cash used in investing activities	(1,957)	(2,108)	(632)

Cash flows from financing activities:
Repayment of long-term debt	-	(1,007)	(782)
Excess tax benefit from stock-based arrangements	26	106	45
Repurchase of warrant	-	-	(25)
Common stock dividends paid	-	(85)	(760)
Net cash provided by (used in) financing activities	26	(986)	(1,522)

Net increase (decrease) in cash and cash equivalents	167	(496)	(28)
Cash and cash equivalents at beginning of year	820	1,316	1,344
Cash and cash equivalents at end of year	$987	$820	$1,316

NOTE 24.  QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the two years ended December 31, 2013.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2013
Interest income	$10,607	$10,755	$10,182	$9,807
Net interest income	8,477	9,001	8,828	8,570
Provision for credit losses	2,150	2,700	22,460	474
Income (loss) before income taxes	326	504	(18,808)	1,843
Net income (loss)	222	361	(11,392)	1,175

Basic earnings (loss) per common share	$0.03	$0.04	$(1.35)	$0.14
Diluted earnings (loss) per common share	$0.03	$0.04	$(1.35)	$0.14

2012
Interest income	$11,856	$11,692	$11,393	$10,960
Net interest income	9,195	9,033	8,730	8,381
Provision for credit losses	8,370	3,525	6,200	9,650
(Loss) income before income taxes	(5,099)	422	(3,178)	(8,348)
Net (loss) income	(3,036)	293	(1,821)	(5,074)

Basic (loss) earnings per common share	$(0.36)	$0.03	$(0.22)	$(0.60)
Diluted (loss) earnings per common share	$(0.36)	$0.03	$(0.22)	$(0.60)

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

Selected financial information by business segments is included in the following table.

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2013
Interest income	$41,310	$41	$-	$41,351
Interest expense	(6,475)	-	-	(6,475)
Provision for credit losses	(27,784)	-	-	(27,784)
Noninterest income	5,716	11,737	6	17,459
Noninterest expense	(23,676)	(10,350)	(6,660)	(40,686)
Net intersegment (expense) income	(5,359)	(655)	6,014	-
(Loss) income before income taxes	(16,268)	773	(640)	(16,135)
Income tax benefit (expense)	6,556	(313)	258	6,501
Net (loss) income	$(9,712)	$460	$(382)	$(9,634)

Total assets	$1,036,098	$15,759	$2,267	$1,054,124

2012
Interest income	$45,822	$79	$-	$45,901
Interest expense	(10,546)	-	(16)	(10,562)
Provision for credit losses	(27,745)	-	-	(27,745)
Noninterest income	5,197	10,422	139	15,758
Noninterest expense	(23,702)	(9,820)	(6,033)	(39,555)
Net intersegment (expense) income	(4,993)	(503)	5,496	-
(Loss) income before income taxes	(15,967)	178	(414)	(16,203)
Income tax benefit (expense)	6,467	(70)	168	6,565
Net (loss) income	$(9,500)	$108	$(246)	$(9,638)

Total assets	$1,166,468	$16,809	$2,530	$1,185,807

2011
Interest income	$50,721	$131	$-	$50,852
Interest expense	(11,051)	-	(37)	(11,088)
Provision for credit losses	(19,470)	-	-	(19,470)
Noninterest income	7,269	9,881	168	17,318
Noninterest expense	(22,738)	(10,766)	(5,663)	(39,167)
Net intersegment (expense) income	(5,148)	(455)	5,603	-
(Loss) income before income taxes	(417)	(1,209)	71	(1,555)
Income tax benefit (expense)	176	512	(30)	658
Net (loss) income	$(241)	$(697)	$41	$(897)

Total assets	$1,138,576	$17,354	$2,263	$1,158,193

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2013 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO.  Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2013.  Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to:  W. David Morse, Secretary, Shore Bancshares, Inc., 18 E. Dover Street, Easton, Maryland 21601 or (410) 763-7800.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders:

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

The following table contains information about these equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	40,662	$6.64	506,702

Equity compensation plans not approved by security holders	-	-	-

Total	40,662	$6.64	506,702

(1)	In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000. As of December 31, 2013, the Company has granted 84,608 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations — Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Loss — Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012, and 2011

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

Shore Bancshares, Inc.

Date:	March 20, 2014	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert L. Andrew, III	/s/ Blenda W. Armistead
Herbert L. Andrew, III, Director	Blenda W. Armistead, Director
March 20, 2014	March 20, 2014

/s/David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr., Director
March 20, 2014	March 20, 2014

/s/ James A. Judge	/s/ Neil R. LeCompte
James A. Judge, Director	Neil R. LeCompte, Director
March 20, 2014	March 20, 2014

/s/ Frank E. Mason, III	/s/ Christopher F. Spurry
Frank E. Mason, III, Director	Christopher F. Spurry, Director
March 20, 2014	March 20, 2014

/s/ F. Winfield Trice, Jr	/s/ W. Moorhead Vermilye.
F. Winfield Trice, Jr., Director	W. Moorhead Vermilye, Director
March 20, 2014	March 20, 2014

/s/ John H. Wilson	/s/ George S. Rapp
John H. Wilson, Director	Vice President and Chief Financial Officer
March 20, 2014	(Principal Accounting Officer)
March 20, 2014

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

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

91

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

