Form 10-Q
period 2014-03-31
SHORE BANCSHARES INC
filed 2014-05-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,474,943 shares of common stock outstanding as of April 30, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$22,668	$21,238
Interest-bearing deposits with other banks	109,831	109,384
Federal funds sold	399	468
Investment securities:
Available for sale, at fair value	152,247	147,101
Held to maturity, at amortized cost – fair value of $5,004 (2014) and $5,062 (2013)	5,074	5,185

Loans held for sale	-	3,521

Loans	703,637	711,919
Less: allowance for credit losses	(10,069)	(10,725)
Loans, net	693,568	701,194

Premises and equipment, net	15,108	15,198
Goodwill	12,454	12,454
Other intangible assets, net	3,446	3,520
Other real estate owned, net	4,672	3,779
Other assets	30,047	31,082
TOTAL ASSETS	$1,049,514	$1,054,124

LIABILITIES
Deposits:
Noninterest-bearing	$165,459	$172,797
Interest-bearing	763,985	760,671
Total deposits	929,444	933,468

Short-term borrowings	8,070	10,140
Other liabilities	7,368	7,217
TOTAL LIABILITIES	944,882	950,825

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 8,471,289 (2014) and (2013)	85	85
Additional paid in capital	32,229	32,207
Retained earnings	72,702	71,444
Accumulated other comprehensive loss	(384)	(437)
TOTAL STOCKHOLDERS’ EQUITY	104,632	103,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,049,514	$1,054,124

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2014	2013

INTEREST INCOME
Interest and fees on loans	$8,875	$9,907
Interest and dividends on investment securities:
Taxable	521	643
Tax-exempt	3	5
Interest on federal funds sold	-	2
Interest on deposits with other banks	56	50
Total interest income	9,455	10,607

INTEREST EXPENSE
Interest on deposits	1,127	2,122
Interest on short-term borrowings	5	8
Total interest expense	1,132	2,130

NET INTEREST INCOME	8,323	8,477
Provision for credit losses	975	2,150

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,348	6,327

NONINTEREST INCOME
Service charges on deposit accounts	558	572
Trust and investment fee income	431	390
Gains on sales of investment securities	-	-
Insurance agency commissions	3,077	2,813
Other noninterest income	722	715
Total noninterest income	4,788	4,490

NONINTEREST EXPENSE
Salaries and wages	4,314	4,283
Employee benefits	1,182	1,134
Occupancy expense	627	597
Furniture and equipment expense	273	250
Data processing	760	703
Directors’ fees	112	121
Amortization of other intangible assets	74	74
Insurance agency commissions expense	512	461
FDIC insurance premium expense	458	366
Write-downs of other real estate owned	75	672
Other noninterest expenses	1,728	1,830
Total noninterest expense	10,115	10,491

INCOME BEFORE INCOME TAXES	2,021	326
Income tax expense	763	104

NET INCOME	$1,258	$222

Basic net income per common share	$0.15	$0.03
Diluted net income per common share	$0.15	$0.03
Dividends paid per common share	$-	$-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013

Net income	$1,258	$222

Other comprehensive income
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	89	(240)
Tax effect	(36)	96
Net of tax amount	53	(144)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	-	416
Tax effect	-	(168)
Net of tax amount	-	248
Total other comprehensive income	53	104
Comprehensive income	$1,311	$326

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Comprehensive income:
Net income	-	-	1,258	-	1,258
Unrealized gains on available-for-sale securities, net of taxes	-	-	-	53	53
Total comprehensive income					1,311

Stock-based compensation	-	22	-	-	22

Balances, March 31, 2014	$85	$32,229	$72,702	$(384)	$104,632

Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026

Comprehensive income:
Net income	-	-	222	-	222
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(144)	(144)
Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	248	248
Total comprehensive income					326

Stock-based compensation	-	(4)	-	-	(4)

Balances, March 31, 2013	$85	$32,151	$81,300	$812	$114,348

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,258	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	975	2,150
Depreciation and amortization	555	617
Discount accretion on debt securities	(12)	(10)
Stock-based compensation expense	22	22
Excess tax benefit from stock-based arrangements	-	(26)
Deferred income tax expense	699	376
Gains on disposals of premises and equipment	-	(21)
(Gains) losses on sales of other real estate owned	(7)	62
Write-downs of other real estate owned	75	672
Net changes in:
Accrued interest receivable	68	85
Other assets	156	536
Accrued interest payable	(3)	(19)
Other liabilities	154	240
Net cash provided by operating activities	3,940	4,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	16,811	9,854
Purchases of investment securities available for sale	(22,024)	(7,045)
Proceeds from maturities and principal payments of investment securities held to maturity	108	61
Net change in loans	9,162	(5,343)
Purchases of premises and equipment	(143)	(153)
Proceeds from sales of premises and equipment	-	21
Proceeds from sales of other real estate owned	48	868
Return of investment in unconsolidated subsidiary	-	85
Net cash provided by (used in) investing activities	3,962	(1,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(7,338)	1,420
Interest-bearing deposits	3,314	(80,534)
Short-term borrowings	(2,070)	(2,672)
Excess tax expense from stock-based arrangements	-	26
Net cash used in financing activities	(6,094)	(81,760)
Net increase (decrease) in cash and cash equivalents	1,808	(78,506)
Cash and cash equivalents at beginning of period	131,090	200,193
Cash and cash equivalents at end of period	$132,898	$121,687

Supplemental cash flows information:
Interest paid	$1,136	$2,145
Income taxes paid	$2	$80
Transfers from loans to other real estate owned	$1,010	$2,267
Transfers from loans held for sale to loans	$3,521	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2014, the consolidated results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2014 and 2013, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2013 were derived from the 2013 audited financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

Accounting Standards Update (“ASU”) 2013-04, “Liabilities (Accounting Standards Codification (“ASC”) Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance requires an entity to measure the obligation as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 became effective for the Company on January 1, 2014, and did not have a significant impact on the Company’s financial statements.

ASU 2014-04, “Receivables (ASC Topic 310) – Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs which is defined as when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires that the real property be recognized upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 is effective for the Company for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s financial statements.

Note 2 – Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Net income	$1,258	$222
Weighted average shares outstanding - Basic	8,471	8,458
Dilutive effect of common stock equivalents	13	-
Weighted average shares outstanding - Diluted	8,484	8,458
Earnings per common share - Basic	$0.15	$0.03
Earnings per common share - Diluted	$0.15	$0.03

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014. There were 54 thousand weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2014
U.S. Treasury	$5,309	$-	$4	$5,305
U.S. Government agencies	54,705	50	373	54,382
Mortgage-backed	92,263	461	774	91,950
Equity	614	-	4	610
Total	$152,891	$511	$1,155	$152,247

December 31, 2013
U.S. Treasury	$5,342	$1	$-	$5,343
U.S. Government agencies	60,754	62	372	60,444
Mortgage-backed	81,130	520	937	80,713
Equity	609	-	8	601
Total	$147,835	$583	$1,317	$147,101

Held-to-maturity securities:
March 31, 2014
U.S. Government agencies	$2,891	$-	$211	$2,680
States and political subdivisions	2,183	141	-	2,324
Total	$5,074	$141	$211	$5,004

December 31, 2013
U.S. Government agencies	$2,975	$-	$222	$2,753
States and political subdivisions	2,210	99	-	2,309
Total	$5,185	$99	$222	$5,062

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Available-for-sale securities:
U.S. Treasury	$5,305	$4	$-	$-	$5,305	$4
U.S. Government agencies	38,491	373	-	-	38,491	373
Mortgage-backed	34,281	352	18,438	422	52,719	774
Equity	610	4	-	-	610	4
Total	$78,687	$733	$18,438	$422	$97,125	$1,155

Held-to-maturity securities:
U.S. Government agencies	$2,680	$211	$-	$-	$2,680	$211

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available-for-sale securities:
U.S. Government agencies	$33,004	$372	$-	$-	$33,004	$372
Mortgage-backed	28,694	416	19,121	521	47,815	937
Equity	601	8	-	-	601	8
Total	$62,299	$796	$19,121	$521	$81,420	$1,317

Held-to-maturity securities:
U.S. Government agencies	$2,753	$222	$-	$-	$2,753	$222

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2014.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,023	$2,028	$241	$243
Due after one year through five years	57,639	57,473	432	450
Due after five years through ten years	6,735	6,775	1,006	1,108
Due after ten years	85,880	85,361	3,395	3,203
	152,277	151,637	5,074	5,004
Equity securities	614	610	-	-
Total	$152,891	$152,247	$5,074	$5,004

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and allowance for credit losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at March 31, 2014 and December 31, 2013. At December 31, 2013, $3.5 million of nonaccrual construction loans were classified as held for sale. During the first quarter of 2014, these loans held for sale were reclassified to loans.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Construction	$66,812	$64,591
Residential real estate	270,480	274,857
Commercial real estate	302,147	304,605
Commercial	54,014	57,195
Consumer	10,184	10,671
Total loans	703,637	711,919
Allowance for credit losses	(10,069)	(10,725)
Total loans, net	$693,568	$701,194

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
March 31, 2014
Loans individually evaluated for impairment	$9,517	$19,791	$14,296	$843	$42	$-	$44,489
Loans collectively evaluated for impairment	57,295	250,689	287,851	53,171	10,142	-	659,148
Total loans	$66,812	$270,480	$302,147	$54,014	$10,184	$-	$703,637

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$341	$258	$1,510	$72	$27	$-	$2,208
Loans collectively evaluated for impairment	1,656	1,828	3,074	605	281	417	7,861
Total allowance for credit losses	$1,997	$2,086	$4,584	$677	$308	$417	$10,069

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2013
Loans individually evaluated for impairment	$5,569	$19,748	$14,462	$887	$48	$-	$40,714
Loans collectively evaluated for impairment	59,022	255,109	290,143	56,308	10,623	-	671,205
Total loans	$64,591	$274,857	$304,605	$57,195	$10,671	$-	$711,919

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$204	$285	$44	$245	$5	$-	$783
Loans collectively evaluated for impairment	1,756	3,569	2,985	1,021	238	373	9,942
Total allowance for credit losses	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2014 and December 31, 2013. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment
March 31, 2014
Impaired nonaccrual loans:
Construction	$12,805	$4,383	$3,828	$340	$7,969
Residential real estate	5,064	3,363	382	115	6,393
Commercial real estate	6,792	2,566	3,811	1,504	5,162
Commercial	1,991	710	71	63	686
Consumer	50	15	27	27	14
Total	26,702	11,037	8,119	2,049	20,224

Impaired accruing TDRs:
Construction	1,306	1,214	92	1	1,463
Residential real estate	16,046	13,555	2,491	143	15,314
Commercial real estate	7,919	7,140	779	6	8,855
Commercial	62	9	53	9	79
Consumer	-	-	-	-	-
Total	25,333	21,918	3,415	159	25,711

Total impaired loans:
Construction	14,111	5,597	3,920	341	9,432
Residential real estate	21,110	16,918	2,873	258	21,707
Commercial real estate	14,711	9,706	4,590	1,510	14,017
Commercial	2,053	719	124	72	765
Consumer	50	15	27	27	14
Total	$52,035	$32,955	$11,534	$2,208	$45,935

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment
December 31, 2013
Impaired nonaccrual loans:
Construction	$6,787	$3,709	$240	$203	$7,270
Residential real estate	7,692	3,862	1,304	225	10,240
Commercial real estate	5,218	4,261	410	38	7,829
Commercial	1,801	547	245	245	619
Consumer	56	43	5	5	48
Total	21,554	12,422	2,204	716	26,006

Impaired accruing TDRs:
Construction	1,620	1,527	93	1	14,405
Residential real estate	14,582	13,177	1,405	60	11,101
Commercial real estate	9,791	9,006	785	6	13,308
Commercial	95	95	-	-	105
Consumer	-	-	-	-	-
Total	26,088	23,805	2,283	67	38,919

Total impaired loans:
Construction	8,407	5,236	333	204	21,675
Residential real estate	22,274	17,039	2,709	285	21,341
Commercial real estate	15,009	13,267	1,195	44	21,137
Commercial	1,896	642	245	245	724
Consumer	56	43	5	5	48
Total	$47,642	$36,227	$4,487	$783	$64,925

The following tables provide information on loans that were modified and considered TDRs during the three months ended March 31, 2014 and March 31, 2013.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the three months ended March 31, 2014
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For the three months ended March 31, 2013
Construction	2	$123	$123	$-
Residential real estate	2	525	536	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$648	$659	$-

The following tables provide information on TDRs that defaulted during the three months ended March 31, 2014 and March 31, 2013. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted (1):
For the three months ended March 31, 2014
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	-	$-	$-

TDRs that subsequently defaulted (2):
For the three months ended March 31, 2013
Construction	-	$-	$-
Residential real estate	2	177	-
Commercial real estate	1	1,741	74
Commercial	-	-	-
Consumer	-	-	-
Total	3	$1,918	$74

(1) These loans were classified as TDRs during 2013.

(2) These loans were classified as TDRs during 2012.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
March 31, 2014
Construction	$39,893	$15,871	$11,048	$-	$66,812
Residential real estate	235,953	23,263	11,264	-	270,480
Commercial real estate	250,195	31,651	20,301	-	302,147
Commercial	49,265	3,797	362	590	54,014
Consumer	10,095	47	42	-	10,184
Total	$585,401	$74,629	$43,017	$590	$703,637

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2013
Construction	$39,268	$15,884	$9,439	$-	$64,591
Residential real estate	235,054	22,638	17,114	51	274,857
Commercial real estate	255,280	30,105	19,210	10	304,605
Commercial	52,032	3,691	972	500	57,195
Consumer	10,451	48	172	-	10,671
Total	$592,085	$72,366	$46,907	$561	$711,919

The following tables provide information on the aging of the loan portfolio as of March 31, 2014 and December 31, 2013.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
March 31, 2014
Construction	$57,666	$935	$-	$-	$935	$8,211	$66,812
Residential real estate	261,491	4,246	998	-	5,244	3,745	270,480
Commercial real estate	293,871	1,027	755	117	1,899	6,377	302,147
Commercial	52,894	201	134	4	339	781	54,014
Consumer	10,004	120	18	-	138	42	10,184
Total	$675,926	$6,529	$1,905	$121	$8,555	$19,156	$703,637
Percent of total loans	96.1%	0.9%	0.3%	-%	1.2%	2.7%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2013
Construction	$60,642	$-	$-	$-	$-	$3,949	$64,591
Residential real estate	265,182	2,765	1,724	20	4,509	5,166	274,857
Commercial real estate	299,295	639	-	-	639	4,671	304,605
Commercial	55,576	330	247	250	827	792	57,195
Consumer	10,469	23	131	-	154	48	10,671
Total	$691,164	$3,757	$2,102	$270	$6,129	$14,626	$711,919
Percent of total loans	97.1%	0.5%	0.3%	-%	0.8%	2.1%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(17)	(672)	(90)	(842)	(127)	-	(1,748)
Recoveries	10	43	6	50	8	-	117
Net charge-offs	(7)	(629)	(84)	(792)	(119)	-	(1,631)

Provision	44	(1,139)	1,639	203	184	44	975
Ending balance	$1,997	$2,086	$4,584	$677	$308	$417	$10,069

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(707)	(793)	(1,075)	(87)	(49)	-	(2,711)
Recoveries	1	239	3	52	10	-	305
Net charge-offs	(706)	(554)	(1,072)	(35)	(39)	-	(2,406)

Provision	435	224	1,312	113	(38)	104	2,150
Ending balance	$4,116	$4,864	$4,374	$1,760	$330	$291	$15,735

Note 5 – Other Assets

The Company had the following other assets at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Nonmarketable investment securities	$1,586	$2,058
Accrued interest receivable	2,493	2,561
Insurance premiums receivable	692	887
Income taxes receivable	123	183
Deferred income taxes	18,354	19,090
Prepaid expenses	1,152	700
Other assets	5,647	5,603
Total	$30,047	$31,082

Note 6 – Other Liabilities

The Company had the following other liabilities at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Accrued interest payable	$222	$225
Other accounts payable	3,650	3,543
Deferred compensation liability	1,509	1,505
Other liabilities	1,987	1,944
Total	$7,368	$7,217

Note 7 - Stock-Based Compensation

As of March 31, 2014, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the first three months of 2014 and 2013.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Stock-based compensation expense	$22	$22
Excess tax benefit related to stock-based compensation	-	26

	March 31,
(Dollars in thousands)	2014	2013
Unrecognized stock-based compensation expense	$114	$148
Weighted average period unrecognized expense is expected to be recognized	1.5 years	2.1 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2014.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	13,930	$8.33
Granted	-	-
Vested	(3,333)	8.93
Cancelled	-	-
Nonvested at end of period	10,597	$8.14

The fair value of restricted stock awards that vested during the first quarter of 2014 was $30 thousand.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2014.

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Shares	Exercise Price	Fair Value
Outstanding at beginning of period	40,662	$6.64	$3.44
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of period	40,662	$6.64	$3.44

Exercisable at end of period	20,331	$6.64	$3.44

At the end of the first quarter of 2014, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $117 thousand based on the $9.51 market value per share of Shore Bancshares, Inc.’s common stock at March 31, 2014. Similarly, the aggregate intrinsic value of the options exercisable was $58 thousand at March 31, 2014. Since there were no options exercised during the first quarter of 2014 or 2013, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At March 31, 2014, the weighted average remaining contract life of options outstanding was 8.0 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Accumulated net unrealized holding gains (losses) on cash flow hedging activities	Accumulated other comprehensive income (loss)
Balance, December 31, 2013	$(437)	$-	$(437)
Other comprehensive income	53	-	53
Balance, March 31, 2014	$(384)	$-	$(384)

Balance, December 31, 2012	$1,894	$(1,186)	$708
Other comprehensive (loss) income	(144)	248	104
Balance, March 31, 2013	$1,750	$(938)	$812

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. No assets were transferred from one hierarchy level to another during the first three months of 2014 or 2013.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Securities available for sale:
U.S. Treasury	$5,305	$5,305	$-	$-
U.S. Government agencies	54,382	-	54,382	-
Mortgage-backed	91,950	-	91,950	-
Equity	610	-	610	-
Total	$152,247	$5,305	$146,942	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Securities available for sale:
U.S. Treasury	$5,343	$5,343	$-	$-
U.S. Government agencies	60,444	-	60,444	-
Mortgage-backed	80,713	-	80,713	-
Equity	601	-	601	-
Total	$147,101	$5,343	$141,758	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At March 31, 2014 and December 31, 2013, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale

Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2014, the Company had no loans held for sale. At December 31, 2013, loans held for sale were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2014 and December 31, 2013, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013. No assets were transferred from one hierarchy level to another during the first three months of 2014 or 2013.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired Loans
Construction	$9,176	$-	$9,176	$-
Residential real estate	19,533	-	19,533	-
Commercial real estate	12,786	-	12,786	-
Commercial	771	-	771	-
Consumer	15	-	15	-
Total impaired loans	42,281	-	42,281	-
Loans held for sale	-	-	-	-
Other real estate owned	4,672	-	4,672	-
Total assets measured at fair value on a nonrecurring basis	$46,953	$-	$46,953	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired Loans
Construction	$5,365	$-	$5,365	$-
Residential real estate	19,463	-	19,463	-
Commercial real estate	14,418	-	14,418	-
Commercial	642	-	642	-
Consumer	43	-	43	-
Total impaired loans	39,931	-	39,931	-
Loans held for sale	3,521	-	3,521	-
Other real estate owned	3,779	-	3,779	-
Total assets measured at fair value on a nonrecurring basis	$47,231	$-	$47,231	$-

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

Investment Securities Held to Maturity

For all investments in debt securities, fair values are based on quoted prices. If a quoted price is not available, then fair value is estimated using quoted prices for similar securities.

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

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$132,898	$132,898	$131,090	$131,090

Level 2 inputs
Investment securities held to maturity	$5,074	$5,004	$5,185	$5,062
Loans, net	693,568	713,407	701,194	721,688

Financial liabilities
Level 2 inputs
Deposits	$929,444	$929,711	$933,468	$934,943
Short-term borrowings	8,070	8,070	10,140	10,140

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

The following table provides information on commitments outstanding at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$136,420	$116,596
Letters of credit	9,583	10,477
Total	$146,003	$127,073

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

The following table includes selected financial information by business segments for the first three months of 2014 and 2013.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2014
Interest income	$9,455	$-	$-	$9,455
Interest expense	(1,132)	-	-	(1,132)
Provision for credit losses	(975)	-	-	(975)
Noninterest income	1,522	3,266	-	4,788
Noninterest expense	(5,591)	(2,615)	(1,909)	(10,115)
Net intersegment (expense) income	(1,662)	(181)	1,843	-
Income (loss) before taxes	1,617	470	(66)	2,021
Income tax (expense) benefit	(610)	(178)	25	(763)
Net income (loss)	$1,007	$292	$(41)	$1,258

Total assets	$1,031,855	$13,567	$4,092	$1,049,514

2013
Interest income	$10,588	$19	$-	$10,607
Interest expense	(2,130)	-	-	(2,130)
Provision for credit losses	(2,150)	-	-	(2,150)
Noninterest income	1,492	3,007	(9)	4,490
Noninterest expense	(6,233)	(2,513)	(1,745)	(10,491)
Net intersegment (expense) income	(1,304)	(174)	1,478	-
Income (loss) before taxes	263	339	(276)	326
Income tax (expense) benefit	(84)	(108)	88	(104)
Net income (loss)	$179	$231	$(188)	$222

Total assets	$1,085,625	$16,489	$2,497	$1,104,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013.

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”). The Banks operate 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; a wholesale insurance company, TSGIA, Inc.; and an insurance premium finance company, Mubell Finance, LLC (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”). Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at CNB under the trade name Wye Financial & Trust.

The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Global Select Market under the symbol “SHBI”.

Shore Bancshares, Inc. maintains an Internet site at www.shorebancshares.com on which it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Regulatory Enforcement Actions

Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. The description of the Consent Agreements, the Order and the Acknowledgement, along with Talbot Bank’s progress with the requirements, are set forth below.

Management. Talbot Bank is required to have and retain experienced, qualified management, and to assess management’s ability to (1) comply with the requirements of the Order; (2) operate Talbot Bank in a safe and sound manner; (3) comply with all applicable laws, rules and regulations; and (4) restore all aspects of Talbot Bank to a safe and sound condition, including capital adequacy, asset quality, and management effectiveness. Talbot Bank has implemented certain changes to comply with the Order, which include expanding our credit administration and loan workout units with the addition of experienced new staff members, in an effort to accelerate the resolution of our credit issues and position Talbot Bank for future growth. Additionally, Talbot Bank is conducting an internal and external search for a chief financial officer.

Board Participation. Talbot Bank’s board of directors is required to increase its participation in the affairs of Talbot Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all Talbot Bank activities, including comprehensive, documented meetings to be held no less frequently than monthly. The board of directors must also develop a program to monitor Talbot Bank’s compliance with the Order. Talbot Bank has completed a plan to increase the participation of its board of directors which includes increasing the frequency of board meetings from monthly to biweekly and establishing a risk management committee of the board.

Loss Charge-Offs. The Order requires that Talbot Bank eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC or the Commissioner. Talbot Bank has eliminated from its books all such classified assets.

Classified Assets Reduction. Within 60 days of the effective date of the Order, Talbot Bank was required to submit a Classified Asset Plan to the FDIC and the Commissioner to reduce the risk position in each asset in excess of $750,000 which was classified “Substandard” and “Doubtful” by the FDIC or the Commissioner. Talbot Bank revised its existing Classified Asset Plan to address the terms of the Order and submitted the updated plan to the FDIC and the Commissioner in accordance with the Order.

Allowance for Loan and Lease Losses. Within 60 days of the effective date of the Order, the board of directors was required to review the adequacy of the allowance for loan and lease losses (the “ALLL”), establish a policy for determining the adequacy of the ALLL and submit such ALLL policy to the FDIC and the Commissioner. Talbot Bank amended its ALLL policy to comply with the terms of the Order and submitted the updated policy to the FDIC and the Commissioner in accordance with the Order.

Loan Policy. Within 60 days from the effective date of the Order, Talbot Bank was required to (i) review its loan policies and procedures (“Loan Policy”) for adequacy, (ii) make all appropriate revisions to the Loan Policy to address the lending deficiencies identified by the FDIC, and (iii) submit the Loan Policy to the FDIC and the Commissioner. Talbot Bank completed its review of and made the required revisions to the Loan Policy. The updated Loan Policy was submitted to the FDIC and the Commissioner in accordance with the terms of the Order.

Loan Review Program. Within 30 days from the effective date of the Order, the Board was required to establish a program of independent loan review that provides for a periodic review of Talbot Bank’s loan portfolio and the identification and categorization of problem credits (the “Loan Review Program”) and submit the Loan Review Program to the FDIC and the Commissioner. Talbot Bank enhanced its existing Loan Review Program and submitted it to the FDIC and the Commissioner in accordance with the terms of the Order.

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank was required to meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of March 31, 2014, the leverage ratio and total risk-based capital ratio were 5.38% and 8.52%, respectively, for Talbot Bank. Per the Order, Talbot Bank submitted a written plan to the FDIC and the Commissioner describing the means and timing by which it will increase its capital ratios up to or in excess of the required minimums including earnings from operations, capital infusions from the Company and other capital raising alternatives such as equity issuances by the Company.

Profit and Budget Plan. Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank was and will be required to submit a profit and budget plan to the FDIC and the Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and the Commissioner within 60 days from the effective date of the Order and one which was submitted within 30 days of the end of 2013.

Dividend Restriction. While the Order is in effect, Talbot Bank cannot declare or pay dividends or fees to the Company without the prior written consent of the FDIC and the Commissioner. Talbot Bank is in compliance with this provision of the Order.

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

Progress Reports. Within 45 days from the end of each calendar quarter following the effective date of the Order, Talbot Bank must furnish the FDIC and the Commissioner with progress reports detailing the form, manner and results of any actions taken to secure compliance with the Order. Talbot Bank has and will continue to submit progress reports to comply with this provision of the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses, goodwill and other intangible assets, deferred tax assets, and fair value are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based on an analysis of each of its individual operating segments (i.e., the Banks and Insurance Subsidiaries). If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss.

Deferred Tax Assets

Deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes result from such temporary differences. A valuation allowance, if needed, reduces deferred tax assets to the amount most likely to be realized, which is based on estimates of future taxable income, recoverable taxes paid in prior years and expected results of tax planning strategies.

Fair Value

The Company measures certain financial assets and liabilities at fair value. Investment securities are significant financial assets measured at fair value on a recurring basis. Impaired loans and other real estate owned are significant financial assets measured at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs, reducing subjectivity.

OVERVIEW

The Company reported net income of $1.3 million for the first quarter of 2014, or diluted income per common share of $0.15, compared to net income of $222 thousand, or diluted income per common share of $0.03, for the first quarter of 2013. For the fourth quarter of 2013, the Company reported net income of $1.2 million, or diluted income per common share of $0.14. When comparing the first quarter of 2014 to the first quarter of 2013, the primary reasons for the improved results were a $1.2 million decline in the provision for credit losses, a $376 thousand decline in noninterest expense and a $298 thousand increase in noninterest income, which were partially offset by a $154 thousand decline in net interest income. When comparing the first quarter of 2014 to the fourth quarter of 2013, the primary reasons for the improved results were a $573 thousand increase in noninterest income and a $353 thousand decline in noninterest expense, which were partially offset by a $501 thousand increase in the provision for credit losses and a $247 thousand decline in net interest income.

Much of the improvement in the first quarter of 2014 when compared to the first quarter of 2013 and the fourth quarter of 2013 was due to lower credit-related expenses as a result of the execution of an agreement to sell loans and other real estate owned (the “Asset Sale”) by Talbot Bank, which was recorded in the third quarter and completed during the fourth quarter of 2013. Per the agreement, assets included in the Asset Sale had an aggregate book value of $45.0 million, which consisted of nonaccrual loans ($11.1 million), accruing TDRs ($30.4 million), adversely classified performing loans ($1.8 million) and other real estate owned ($1.7 million). Subsequently, $3.5 million in loans included in the agreement were not sold. These loans were reclassified from loans held for sale at December 31, 2013 to loans at March 31, 2014. With the Asset Sale, the Company has refocused its efforts on healthy loan originations and overall business development, however, the slowly improving local economy is delaying any substantial progress.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $8.3 million for the first quarter of 2014 and $8.5 million for the first quarter of 2013. Tax-equivalent net interest income was $8.6 million for the fourth quarter of 2013. The decrease in net interest income for the first quarter of 2014 when compared to the first quarter of 2013 was primarily due to lower volumes of average loan balances, partially offset by lower volumes of and rates paid on money market and savings deposits, and time deposits. The decrease in net interest income for the first quarter of 2014 when compared to the fourth quarter of 2013 was primarily due to lower volumes of average loan balances, partially offset by lower volumes of and rates paid on time deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin improved to 3.50% for the first quarter of 2014, compared to 3.30% for the first quarter of 2013 and 3.47% for the fourth quarter of 2013. The higher net interest margin for the first quarter of 2014 when compared to the first quarter of 2013 was mainly due to the impact of exiting the Promontory Insured Network Deposits Program (“IND Program”). In December 2012, the Company decided to partially exit the IND Program to decrease its excess liquidity and, in June 2013, the Company fully exited the IND Program in which $24 million in money market deposits remained. Exiting the IND Program resulted in a reduction in both the money market account balances as well as the associated higher rate related to this program. The higher net interest margin when compared to the fourth quarter of 2013 was mainly due to a decline of $211 thousand in reversals of nonaccrual income in the first quarter of 2014.

On a tax-equivalent basis, interest income declined $1.2 million, or 10.9%, for the first quarter of 2014 when compared to the first quarter of 2013. The decrease in interest income was due to a 7.5% decline in average balances of earning assets (i.e., loans, investment securities, federal funds sold and interest-bearing deposits with other banks) combined with a 15 basis point decrease in yields earned on average earning assets. Loan activity had the largest impact on the decline in interest income primarily due to the Asset Sale, loan charge-offs and decreased loan demand. For the first quarter of 2014, average loans decreased 9.7% and the yield earned on loans decreased from 5.14% to 5.10% when compared to the first quarter of 2013, which reduced interest income by $1.0 million. Loans comprised 73.2% of total average earning assets for the first quarter of 2014 and 75.0% for the first quarter of 2013. Other earning assets impacting the change in interest income included taxable investment securities, which increased $8.9 million while the related yield declined 42 basis points, which reduced interest income $122 thousand. The yield on taxable investment securities decreased because reinvestment rates on investment securities purchased were lower than yields on investment securities that matured or were sold from the end of the first quarter of 2013 to the end of the first quarter of 2014. Although the average balances of the remaining components of average earning assets decreased $11.3 million, primarily from a reduction in interest-bearing deposits ($7.2 million) and Federal funds sold ($6.5 million), the yields earned increased 3 basis points, which in aggregate increased interest income $2 thousand. The decrease in interest-bearing deposits and Federal funds sold reflected a reduction in excess liquidity. Tax-equivalent interest income decreased $353 thousand, or 3.6%, when compared to the fourth quarter of 2013 mainly due to a 1.7% decrease in average earning assets partially offset by a one basis point increase in yields.

Interest expense decreased $998 thousand, or 46.9%, when comparing the first quarter of 2014 to the first quarter of 2013. The decrease in interest expense was due to a 42 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 9.0% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to money market and savings deposits had the largest impact on interest expense. For the three months ended March 31, 2014, the rates paid on money market and savings deposits decreased 85 basis points and the average balances of these deposits decreased $21.8 million, or 8.9%, when compared to the same period last year, which reduced interest expense $516 thousand. The lower rates paid on money market and savings deposits were mainly due to terminating the interest rate caps associated with the IND Program while the decrease in balances was primarily due to the decline in deposits associated with the IND Program. Also contributing to the decrease in interest expense when comparing the first quarter of 2014 with the first quarter of 2013 was a 32 basis point decline in the rates paid on time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) and a $51.7 million, or 12.4%, decline in the average balances of these deposits, which reduced interest expense $470 thousand. The decrease in average time deposits reflected a reduction in the Company’s liquidity needs and the lower rates reflected current market conditions. When comparing the first quarter of 2014 to the fourth quarter of 2013, interest expense decreased $105 thousand, or 8.5%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$707,708	$8,897	5.10%	$783,757	$9,932	5.14%
Loans held for sale	2,425	-	-	-	-	-
Investment securities:
Taxable	155,123	521	1.36	146,176	643	1.78
Tax-exempt	433	5	4.25	580	7	4.85
Federal funds sold	1,708	-	0.05	8,184	2	0.11
Interest-bearing deposits	98,907	56	0.23	106,058	50	0.19
Total earning assets	966,304	9,479	3.98%	1,044,755	10,634	4.13%
Cash and due from banks	22,708			24,966
Other assets	66,203			69,185
Allowance for credit losses	(10,647)			(16,596)
Total assets	$1,044,568			$1,122,310

Interest-bearing liabilities
Demand deposits	$173,801	62	0.14%	$173,714	71	0.17%
Money market and savings deposits (4)	222,378	67	0.12	244,182	583	0.97
Certificates of deposit $100,000 or more	178,792	500	1.13	216,288	740	1.39
Other time deposits	186,960	498	1.08	201,171	728	1.47
Interest-bearing deposits	761,931	1,127	0.60	835,355	2,122	1.03
Short-term borrowings	9,345	5	0.22	11,987	8	0.27
Total interest-bearing liabilities	771,276	1,132	0.60%	847,342	2,130	1.02%
Noninterest-bearing deposits	161,593			151,970
Other liabilities	7,237			8,748
Stockholders’ equity	104,462			114,250
Total liabilities and stockholders’ equity	$1,044,568			$1,122,310

Net interest spread		$8,347	3.38%		$8,504	3.11%
Net interest margin			3.50%			3.30%

Tax-equivalent adjustment
Loans		$22			$25
Investment securities		2			2
Total		$24			$27

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits for the first quarter of 2013 included an adjustment to expense related to interest rate caps and the hedged deposits from the IND Program associated with them. This adjustment increased interest expense $416 thousand for the first quarter of 2013. Interest expense for the first quarter of 2014 did not reflect this adjustment because the interest rate caps were terminated in June of 2013.

Noninterest Income

Total noninterest income for the first quarter of 2014 increased $298 thousand, or 6.6%, when compared to the first quarter of 2013 and $573 thousand, or 13.6%, when compared to the fourth quarter of 2013. The increase in the first quarter of 2014 relative to both prior periods was primarily due to higher insurance agency commissions, mainly from contingency payments which are typically received in the first quarter of each year and are based on the prior year’s performance.

Noninterest Expense

Total noninterest expense for the first quarter of 2014 declined $376 thousand, or 3.6%, when compared to the first quarter of 2013 and $353 thousand, or 3.4%, when compared to the fourth quarter of 2013. The decrease in noninterest expense was primarily due to lower costs associated with problem assets, which was a positive result of the Asset Sale. The decrease from the first quarter of 2013 was mainly due to lower write-downs of other real estate owned ($597 thousand), and loan collection ($108 thousand) and expenses relating to other real estate owned ($87 thousand) included in other noninterest expenses, partially offset by increases in nearly all other categories of noninterest expense. When compared to the fourth quarter of 2013, the decrease in noninterest expense for the first quarter of 2014 was mainly due to lower write-downs of other real estate owned ($296 thousand), and loan collection ($137 thousand) and marketing ($125 thousand) included in other noninterest expenses, and FDIC insurance premiums ($155 thousand) due to improved capital ratios at Talbot Bank. These decreases in noninterest expense were partially offset by an increase in employee benefits of $199 thousand, which included higher payroll taxes ($116 thousand) and group insurance ($73 thousand).

Income Taxes

The Company reported income tax expense of $763 thousand and $104 thousand for the first quarter of 2014 and 2013, respectively, while the effective tax rate was 37.8% and 31.9% for the first quarter of 2014 and 2013, respectively. The lower tax rate for the first quarter of 2013 was due to the impact of the tax benefits of the Company’s affiliates with pretax losses which partially offset the tax expense of the affiliates with pretax income.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $703.6 million at March 31, 2014 and $711.9 million at December 31, 2013, a decline of $8.3 million, or 1.2%. At December 31, 2013, $3.5 million of nonaccrual construction loans were classified as held for sale. During the first quarter of 2014, these loans held for sale were reclassified to loans. Including loans held for sale, loans declined $11.8 million, or 1.6%, from December 31, 2013 to March 31, 2014. All loan classes reflected declines from the end of 2013 primarily due to net loan repayments, charge offs and transfers to other real estate owned. Fewer high-quality loan opportunities due to the slowly improving local economy continue to impede overall loan growth. Loans included deferred costs, net of deferred fees, of $353 thousand at March 31, 2014 and $341 thousand at December 31, 2013. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $66.8 million, or 9.5% of total loans, at March 31, 2014, compared to $64.6 million, or 9.1% of total loans, at December 31, 2013. Including loans held for sale at the end of 2013, construction loans were 9.5% of total loans at December 31, 2013, remaining unchanged at March 31, 2014. Commercial real estate loans were approximately $302.1 million, or 42.9% of total loans, at March 31, 2014, compared to $304.6 million, or 42.8% of total loans, at December 31, 2013. Including loans held for sale at the end of 2013, commercial real estate loans were 42.6% of total loans at December 31, 2013.

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

The provision for credit losses was $975 thousand for the first quarter of 2014, $2.2 million for the first quarter of 2013 and $474 thousand for the fourth quarter of 2013. The lower level of provision for credit losses when comparing the first quarter of 2014 to the first quarter of 2013 was primarily due to decreases in loan charge-offs and nonaccrual loans. Conversely, the higher level of provision for credit losses when comparing the first quarter of 2014 to the fourth quarter of 2013 was primarily due to increases in loan charge-offs and nonaccrual loans. Net charge-offs were $1.6 million for the first quarter of 2014 and $2.4 million for the first quarter of 2013, as shown in the following table. Net charge-offs were $1.1 million for the fourth quarter of 2013. Management continues its focused efforts to dispose of problem loans and to charge off nonperforming assets as rapidly as possible, to enable the Company to improve its overall credit quality and reduce problem loans. The allowance for credit losses was $10.1 million at March 31, 2014, lower than the $15.7 million at March 31, 2013, primarily due to improved credit in the portfolio as a result of the Asset Sale. The allowance for credit losses as a percentage of average loans was 1.42% for the first quarter of 2014, 2.01% for the first quarter of 2013 and 1.49% for the fourth quarter of 2013. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2014.

The following table presents a summary of the activity in the allowance for credit losses for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Allowance balance – beginning of period	$10,725	$15,991
Charge-offs:
Construction	(17)	(707)
Residential real estate	(672)	(793)
Commercial real estate	(90)	(1,075)
Commercial	(842)	(87)
Consumer	(127)	(49)
Totals	(1,748)	(2,711)
Recoveries:
Construction	10	1
Residential real estate	43	239
Commercial real estate	6	3
Commercial	50	52
Consumer	8	10
Totals	117	305
Net charge-offs	(1,631)	(2,406)
Provision for credit losses	975	2,150
Allowance balance – end of period	$10,069	$15,735

Average loans outstanding during the period	$707,708	$783,757
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	.93%	1.25%
Allowance for credit losses at period end as a percentage of average loans	1.42%	2.01%

Nonperforming Assets and Accruing TDRs

Nonperforming assets increased to $23.9 million at March 31, 2014 from $22.2 million at December 31, 2013, as shown in the following table. Nonaccrual loans, including nonaccrual loans held for sale at December 31, 2013, increased $1.0 million. This increase was primarily due to the addition of one nonaccrual commercial real estate loan which was partially offset by the return of one commercial real estate loan to accrual status. In addition, several nonaccrual residential real estate loans were transferred to other real estate owned. Accruing TDRs declined to $25.3 million at March 31, 2014 from $26.1 million at December 31, 2013. At March 31, 2014 and December 31, 2013, the ratio of nonaccrual loans to total assets was 1.83% and 1.72%, respectively. In addition, the ratio of accruing TDRs to total assets at March 31, 2014 was 2.41%, improving from 2.47% at December 31, 2013.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale
Construction	$8,211	$3,949
Residential real estate	3,745	5,166
Commercial real estate	6,377	4,671
Commercial	781	792
Consumer	42	48
Total nonaccrual loans excluding nonaccrual loans held for sale	19,156	14,626
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	20
Commercial real estate	117	-
Commercial	4	250
Consumer	-	-
Total loans 90 days or more past due and still accruing	121	270
Other real estate owned	4,672	3,779
Total nonperforming assets excluding nonaccrual loans held for sale	23,949	18,675
Nonaccrual loans held for sale	-	3,521
Total nonperforming assets including nonaccrual loans held for sale	$23,949	$22,196

Accruing TDRs
Construction	$1,306	$1,620
Residential real estate	16,046	14,582
Commercial real estate	7,919	9,791
Commercial	62	95
Consumer	-	-
Total accruing TDRs	$25,333	$26,088

Total nonperforming assets and accruing TDRs excluding nonaccrual loans held for sale	$49,282	$44,763
Nonaccrual loans held for sale	-	3,521
Total nonperforming assets and accruing TDRs including nonaccrual loans held for sale	$49,282	$48,284

As a percent of total loans (1):
Nonaccrual loans	2.72%	2.54%
Accruing TDRs	3.60%	3.65%
Nonaccrual loans and accruing TDRs	6.32%	6.19%

As a percent of total loans and other real estate owned (1):
Nonperforming assets	3.38%	3.09%
Accruing TDRs	3.58%	3.63%
Nonperforming assets and accruing TDRs	6.96%	6.72%

As a percent of total assets:
Nonaccrual loans	1.83%	1.72%
Nonperforming assets	2.28%	2.11%
Accruing TDRs	2.41%	2.47%
Nonperforming assets and accruing TDRs	4.70%	4.58%

(1)	The calculations for December 31, 2013 include loans held for sale that were reclassified to loans during the first quarter of 2014.

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2014, 97% of the portfolio was classified as available for sale and 3% as held to maturity, the same as at December 31, 2013. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $157.3 million at March 31, 2014, a $5.0 million, or 3.3%, increase since December 31, 2013. At the end of March 2014, 60.4% of the securities available for sale were mortgage-backed, 35.7% were U.S. Government agencies and 3.5% were U.S. Treasuries, compared to 54.9%, 41.1% and 3.6%, respectively, at year-end 2013. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2014 were $929.4 million, a $4.0 million, or less than 1%, decrease when compared to the level at December 31, 2013. The decrease in total deposits was mainly due to a decline in noninterest-bearing deposits ($7.3 million) and time deposits ($11.3 million), which was partially offset by a shift to money market and savings deposits ($11.5 million) and interest-bearing demand deposits ($3.1 million).

Short-Term Borrowings

Short-term borrowings at March 31, 2014 and December 31, 2013 were $8.1 million and $10.1 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2014 and December 31, 2013, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash was $1.8 million for the first quarter of 2014 compared to a net decrease in cash of $78.5 million for the first quarter of 2013. The decrease in 2013 was primarily due to a decline in money market deposit accounts associated with the IND Program. As previously mentioned, the Company decided to partially exit the IND Program in December 2012 to reduce its excess liquidity and completely exited the IND Program in June 2013.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at March 31, 2014 and December 31, 2013. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $53.0 million and $46.9 million at March 31, 2014 and December 31, 2013, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB, whereas Talbot Bank is required to provide specific loans and cash or investment securities as collateral due to its current credit rating with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $1.3 million to $104.6 million at March 31, 2014 when compared to December 31, 2013 primarily due to net income for the first quarter of 2014. In May 2012, the Company’s board of directors voted to suspend quarterly cash dividends until further notice in order to mitigate declines in capital and capital ratios.

Bank regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions’ assets and off-balance sheet items. Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. At March 31, 2014 and December 31, 2013, the Company’s capital ratios were in excess of regulatory minimums, as seen in the following table.

			Minimum
	March 31,	December 31,	Regulatory
	2014	2013	Requirements
Tier 1 risk-based capital ratio	10.42%	10.09%	4.00%
Total risk-based capital ratio	11.68%	11.34%	8.00%
Leverage ratio	7.30%	7.03%	4.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013 under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2013.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2014 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2014.

There was no change in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

SHORE BANCSHARES, INC.

Date: May 9, 2014	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ George S. Rapp
George S. Rapp
Vice President & Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Stipulation and Consent to the Issuance of a Consent Order with the FDIC[1]

10.2	Stipulation and Consent to the Issuance of a Consent Order with the Maryland Commissioner of Financial Regulation[1]

10.3	Consent Order issued by the Federal Deposit Insurance Corporation[1]

10.4	Acknowledgement of Adoption of the Order by the Maryland Commissioner of Financial Regulation[1]

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act(filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Interactive Data File

1	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 24, 2013.

