Form 10-Q
period 2014-06-30
SHORE BANCSHARES INC
filed 2014-08-14
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,614,943 shares of common stock outstanding as of July 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$22,997	$21,238
Interest-bearing deposits with other banks	69,717	109,384
Federal funds sold	1,656	468
Investment securities:
Available for sale, at fair value	202,826	147,101
Held to maturity, at amortized cost – fair value of $5,076 (2014) and $5,062 (2013)	5,071	5,185

Loans held for sale	-	3,521

Loans	709,659	711,919
Less: allowance for credit losses	(9,076)	(10,725)
Loans, net	700,583	701,194

Premises and equipment, net	14,954	15,198
Goodwill	11,931	12,454
Other intangible assets, net	1,397	3,520
Other real estate owned, net	4,201	3,779
Other assets	29,520	31,082
TOTAL ASSETS	$1,064,853	$1,054,124

LIABILITIES
Deposits:
Noninterest-bearing	$173,837	$172,797
Interest-bearing	739,648	760,671
Total deposits	913,485	933,468

Short-term borrowings	7,801	10,140
Other liabilities	6,074	7,217
TOTAL LIABILITIES	927,360	950,825

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,614,943 (2014) and 8,471,289 (2013)	126	85
Additional paid in capital	63,497	32,207
Retained earnings	74,007	71,444
Accumulated other comprehensive loss	(137)	(437)
TOTAL STOCKHOLDERS’ EQUITY	137,493	103,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,064,853	$1,054,124

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

INTEREST INCOME
Interest and fees on loans	$8,812	$10,142	$17,687	$20,049
Interest and dividends on investment securities:
Taxable	669	568	1,190	1,211
Tax-exempt	3	4	6	9
Interest on federal funds sold	-	1	-	3
Interest on deposits with other banks	39	40	95	90
Total interest income	9,523	10,755	18,978	21,362

INTEREST EXPENSE
Interest on deposits	1,071	1,748	2,198	3,870
Interest on short-term borrowings	5	6	10	14
Total interest expense	1,076	1,754	2,208	3,884

NET INTEREST INCOME	8,447	9,001	16,770	17,478
Provision for credit losses	950	2,700	1,925	4,850

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,497	6,301	14,845	12,628

NONINTEREST INCOME
Service charges on deposit accounts	602	600	1,160	1,172
Trust and investment fee income	455	393	886	783
Gains on sales of investment securities	-	913	-	913
Insurance agency commissions	2,536	2,633	5,613	5,446
Gain on sale of wholesale insurance subsidiary	114	-	114	-
Loss on termination of cash flow hedge	-	(1,306)	-	(1,306)
Other noninterest income	821	729	1,543	1,444
Total noninterest income	4,528	3,962	9,316	8,452

NONINTEREST EXPENSE
Salaries and wages	4,292	4,307	8,606	8,590
Employee benefits	1,020	1,006	2,202	2,140
Occupancy expense	577	612	1,204	1,209
Furniture and equipment expense	243	243	516	493
Data processing	739	706	1,499	1,409
Directors’ fees	132	55	244	176
Amortization of other intangible assets	60	74	134	148
Insurance agency commissions expense	394	458	906	919
FDIC insurance premium expense	377	367	835	733
Write-downs of other real estate owned	101	56	176	728
Other noninterest expenses	1,982	1,875	3,710	3,705
Total noninterest expense	9,917	9,759	20,032	20,250

INCOME BEFORE INCOME TAXES	2,108	504	4,129	830
Income tax expense	803	143	1,566	247

NET INCOME	$1,305	$361	$2,563	$583

Basic net income per common share	$0.13	$0.04	$0.28	$0.07
Diluted net income per common share	$0.13	$0.04	$0.28	$0.07
Dividends paid per common share	$-	$-	$-	$-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,305	$361	$2,563	$583

Other comprehensive income
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	414	(2,560)	503	(2,800)
Tax effect	(167)	1,034	(203)	1,130
Reclassification of gains recognized in net income	-	(913)	-	(913)
Tax effect	-	368	-	368
Net of tax amount	247	(2,071)	300	(2,215)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	-	265	-	681
Tax effect	-	(106)	-	(274)
Reclassification of losses recognized in net income	-	1,306	-	1,306
Tax effect	-	(527)	-	(527)
Net of tax amount	-	938	-	1,186
Total other comprehensive income (loss)	247	(1,133)	300	(1,029)
Comprehensive income (loss)	$1,552	$(772)	$2,863	$(446)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Net income	-	-	2,563	-	2,563

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	300	300

Issuance of common stock through public offering, net	41	31,241	-	-	31,282

Stock-based compensation	-	49	-	-	49

Balances, June 30, 2014	$126	$63,497	$74,007	$(137)	$137,493

Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026

Net income	-	-	583	-	583

Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(2,215)	(2,215)

Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	1,186	1,186

Stock-based compensation	-	14	-	-	14

Balances, June 30, 2013	$85	$32,169	$81,661	$(321)	$113,594

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,563	$583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,925	4,850
Depreciation and amortization	1,126	1,246
Discount accretion on debt securities	(25)	(21)
Stock-based compensation expense	49	40
Excess tax benefit from stock-based arrangements	-	(26)
Deferred income tax expense (benefit)	1,241	(1,006)
Gains on sales of investment securities	-	(913)
(Gains) losses on sales of other real estate owned	(5)	183
Write-downs of other real estate owned	176	728
Gain on sale of wholesale insurance subsidiary	(114)	-
Loss on termination of cash flow hedge	-	1,306
Net changes in:
Accrued interest receivable	(56)	(55)
Other assets	(182)	3,493
Accrued interest payable	(27)	(53)
Other liabilities	(1,116)	(256)
Net cash provided by operating activities	5,555	10,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	26,815	18,612
Proceeds from sales of investment securities available for sale	-	40,351
Purchases of investment securities available for sale	(82,395)	(12,048)
Proceeds from maturities and principal payments of investment securities held to maturity	108	61
Net change in loans	1,157	(4,680)
Purchases of premises and equipment	(255)	(203)
Proceeds from sales of premises and equipment	-	4
Proceeds from sales of other real estate owned	456	2,838
Proceeds from sale of wholesale insurance subsidiary	2,878	-
Return of investment in unconsolidated subsidiary	-	85
Net cash (used in) provided by investing activities	(51,236)	45,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	1,041	4,570
Interest-bearing deposits	(21,023)	(131,736)
Short-term borrowings	(2,339)	(3,666)
Proceeds from issuance of common stock through public offering, net	31,282	-
Excess tax benefit from stock-based arrangements	-	26
Net cash provided by (used in) financing activities	8,961	(130,806)
Net decrease in cash and cash equivalents	(36,720)	(75,687)
Cash and cash equivalents at beginning of period	131,090	200,193
Cash and cash equivalents at end of period	$94,370	$124,506

Supplemental cash flows information:
Interest paid	$2,235	$3,937
Income taxes paid	$85	$157
Transfers from loans to other real estate owned	$1,049	$2,456
Transfers from loans held for sale to loans	$3,521	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2014, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2014 and 2013, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2013 were derived from the 2013 audited financial statements. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$1,305	$361	$2,563	$583
Weighted average shares outstanding - Basic	10,013	8,461	9,246	8,460
Dilutive effect of common stock equivalents	11	4	12	-
Weighted average shares outstanding - Diluted	10,024	8,465	9,258	8,460
Earnings per common share - Basic	$0.13	$0.04	$0.28	$0.07
Earnings per common share - Diluted	$0.13	$0.04	$0.28	$0.07

The increase in the weighted average shares outstanding for the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013 was due to the Company’s public offer and sale of its common stock (the “stock sale”) during the second quarter of 2014. As a result of the stock sale, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share, which produced net proceeds of $31.2 million.

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014, and for the three months ended June 30, 2013. There were 54 thousand weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the six months ended June 30, 2013 because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2014
U.S. Treasury	$5,276	$8	$-	$5,284
U.S. Government agencies	57,289	85	243	57,131
Mortgage-backed	139,872	640	720	139,792
Equity	617	2	-	619
Total	$203,054	$735	$963	$202,826

December 31, 2013
U.S. Treasury	$5,342	$1	$-	$5,343
U.S. Government agencies	60,754	62	372	60,444
Mortgage-backed	81,130	520	937	80,713
Equity	609	-	8	601
Total	$147,835	$583	$1,317	$147,101
Held-to-maturity securities:
June 30, 2014
U.S. Government agencies	$2,889	$-	$151	$2,738
States and political subdivisions	2,182	156	-	2,338
Total	$5,071	$156	$151	$5,076

December 31, 2013
U.S. Government agencies	$2,975	$-	$222	$2,753
States and political subdivisions	2,210	99	-	2,309
Total	$5,185	$99	$222	$5,062

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Available-for-sale securities:
U.S. Government agencies	$19,606	$30	$9,963	$213	$29,569	$243
Mortgage-backed	45,133	166	24,006	554	69,139	720
Total	$64,739	$196	$33,969	$767	$98,708	$963

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,738	$151	$2,738	$151

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available-for-sale securities:
U.S. Government agencies	$33,004	$372	$-	$-	$33,004	$372
Mortgage-backed	28,694	416	19,121	521	47,815	937
Equity	601	8	-	-	601	8
Total	$62,299	$796	$19,121	$521	$81,420	$1,317

Held-to-maturity securities:
U.S. Government agencies	$2,753	$222	$-	$-	$2,753	$222

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2014.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,011	$2,014	$240	$241
Due after one year through five years	60,204	60,211	432	448
Due after five years through ten years	9,402	9,458	1,006	1,119
Due after ten years	130,820	130,524	3,393	3,268
	202,437	202,207	5,071	5,076
Equity securities	617	619	-	-
Total	$203,054	$202,826	$5,071	$5,076

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at June 30, 2014 and December 31, 2013. At December 31, 2013, $3.5 million of nonaccrual construction loans were classified as held for sale. During the first quarter of 2014, these loans held for sale were reclassified to loans.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Construction	$68,348	$64,591
Residential real estate	277,184	274,857
Commercial real estate	297,762	304,605
Commercial	56,492	57,195
Consumer	9,873	10,671
Total loans	709,659	711,919
Allowance for credit losses	(9,076)	(10,725)
Total loans, net	$700,583	$701,194

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2014
Loans individually evaluated for impairment	$11,878	$19,232	$9,126	$317	$25	$-	$40,578
Loans collectively evaluated for impairment	56,470	257,952	288,636	56,175	9,848	-	669,081
Total loans	$68,348	$277,184	$297,762	$56,492	$9,873	$-	$709,659

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$201	$310	$24	$65	$25	$-	$625
Loans collectively evaluated for impairment	2,047	2,044	2,628	793	281	658	8,451
Total allowance for credit losses	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2013
Loans individually evaluated for impairment	$5,569	$19,748	$14,462	$887	$48	$-	$40,714
Loans collectively evaluated for impairment	59,022	255,109	290,143	56,308	10,623	-	671,205
Total loans	$64,591	$274,857	$304,605	$57,195	$10,671	$-	$711,919

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$204	$285	$44	$245	$5	$-	$783
Loans collectively evaluated for impairment	1,756	3,569	2,985	1,021	238	373	9,942
Total allowance for credit losses	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2014 and December 31, 2013. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
June 30, 2014
Impaired nonaccrual loans:
Construction	$12,263	$7,780	$200	$200	$8,040	$8,131
Residential real estate	3,915	2,780	257	125	3,299	4,719
Commercial real estate	5,801	2,927	946	18	5,034	5,098
Commercial	472	196	65	65	598	642
Consumer	30	-	25	25	28	21
Total	22,481	13,683	1,493	433	16,999	18,611

Impaired accruing TDRs:
Construction	3,898	3,809	89	1	2,157	1,749
Residential real estate	16,195	12,761	3,434	185	16,080	16,102
Commercial real estate	5,253	4,480	773	6	7,023	7,509
Commercial	56	56	-	-	59	66
Consumer	-	-	-	-	-	-
Total	25,402	21,106	4,296	192	25,319	25,426

Total impaired loans:
Construction	16,161	11,589	289	201	10,197	9,880
Residential real estate	20,110	15,541	3,691	310	19,379	20,821
Commercial real estate	11,054	7,407	1,719	24	12,057	12,607
Commercial	528	252	65	65	657	708
Consumer	30	-	25	25	28	21
Total	$47,883	$34,789	$5,789	$625	$42,318	$44,037

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2013
Impaired nonaccrual loans:
Construction	$6,787	$3,709	$240	$203	$5,563	$7,270
Residential real estate	7,692	3,862	1,304	225	5,094	10,240
Commercial real estate	5,218	4,261	410	38	3,917	7,829
Commercial	1,801	547	245	245	740	619
Consumer	56	43	5	5	49	48
Total	21,554	12,422	2,204	716	15,363	26,006

Impaired accruing TDRs:
Construction	1,620	1,527	93	1	1,759	14,405
Residential real estate	14,582	13,177	1,405	60	15,387	11,101
Commercial real estate	9,791	9,006	785	6	10,201	13,308
Commercial	95	95	-	-	98	105
Consumer	-	-	-	-	-	-
Total	26,088	23,805	2,283	67	27,445	38,919

Total impaired loans:
Construction	8,407	5,236	333	204	7,322	21,675
Residential real estate	22,274	17,039	2,709	285	20,481	21,341
Commercial real estate	15,009	13,267	1,195	44	14,118	21,137
Commercial	1,896	642	245	245	838	724
Consumer	56	43	5	5	49	48
Total	$47,642	$36,227	$4,487	$783	$42,808	$64,925

The following tables provide information on loans that were modified and considered TDRs during the six months ended June 30, 2014 and June 30, 2013.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the six months ended June 30, 2014
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For the six months ended June 30, 2013
Construction	2	$123	$123	$-
Residential real estate	3	783	798	37
Commercial real estate	1	474	474	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	6	$1,380	$1,395	$37

The following tables provide information on TDRs that defaulted during the six months ended June 30, 2014 and June 30, 2013. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted (1):
For the six months ended June 30, 2014
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

The following tables provide information on loan risk ratings as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
June 30, 2014
Construction	$37,020	$17,573	$13,755	$-	$68,348
Residential real estate	242,869	23,320	10,995	-	277,184
Commercial real estate	255,486	29,555	12,721	-	297,762
Commercial	52,063	2,768	1,571	90	56,492
Consumer	9,687	161	25	-	9,873
Total	$597,125	$73,377	$39,067	$90	$709,659

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2013
Construction	$39,268	$15,884	$9,439	$-	$64,591
Residential real estate	235,054	22,638	17,114	51	274,857
Commercial real estate	255,280	30,105	19,210	10	304,605
Commercial	52,032	3,691	972	500	57,195
Consumer	10,451	48	172	-	10,671
Total	$592,085	$72,366	$46,907	$561	$711,919

The following tables provide information on the aging of the loan portfolio as of June 30, 2014 and December 31, 2013.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
June 30, 2014
Construction	$60,108	$106	$154	$-	$260	$7,980	$68,348
Residential real estate	271,171	1,526	1,450	-	2,976	3,037	277,184
Commercial real estate	290,697	1,885	1,307	-	3,192	3,873	297,762
Commercial	55,071	1,146	9	5	1,160	261	56,492
Consumer	9,709	40	99	-	139	25	9,873
Total	$686,756	$4,703	$3,019	$5	$7,727	$15,176	$709,659
Percent of total loans	96.8%	0.7%	0.4%	-%	1.1%	2.1%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2013
Construction	$60,642	$-	$-	$-	$-	$3,949	$64,591
Residential real estate	265,182	2,765	1,724	20	4,509	5,166	274,857
Commercial real estate	299,295	639	-	-	639	4,671	304,605
Commercial	55,576	330	247	250	827	792	57,195
Consumer	10,469	23	131	-	154	48	10,671
Total	$691,164	$3,757	$2,102	$270	$6,129	$14,626	$711,919
Percent of total loans	97.1%	0.5%	0.3%	-%	0.8%	2.1%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2014
Allowance for credit losses:
Beginning balance	$1,997	$2,086	$4,584	$677	$308	$417	$10,069

Charge-offs	(224)	(315)	(1,523)	(95)	(20)	-	(2,177)
Recoveries	1	63	7	157	6	-	234
Net charge-offs	(223)	(252)	(1,516)	62	(14)	-	(1,943)

Provision	474	520	(416)	119	12	241	950
Ending balance	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2013
Allowance for credit losses:
Beginning balance	$4,116	$4,864	$4,374	$1,760	$330	$291	$15,735

Charge-offs	(802)	(1,096)	(872)	(136)	(13)	-	(2,919)
Recoveries	1	59	90	50	7	-	207
Net charge-offs	(801)	(1,037)	(782)	(86)	(6)	-	(2,712)

Provision	1,031	432	1,922	(458)	(23)	(204)	2,700
Ending balance	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the six months ended June 30, 2014 and 2013.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(241)	(987)	(1,613)	(937)	(147)	-	(3,925)
Recoveries	11	106	13	207	14	-	351
Net charge-offs	(230)	(881)	(1,600)	(730)	(133)	-	(3,574)

Provision	518	(619)	1,223	322	196	285	1,925
Ending balance	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(1,509)	(1,889)	(1,947)	(223)	(62)	-	(5,630)
Recoveries	2	298	93	102	17	-	512
Net charge-offs	(1,507)	(1,591)	(1,854)	(121)	(45)	-	(5,118)

Provision	1,466	656	3,234	(345)	(61)	(100)	4,850
Ending balance	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

Note 5 – Other Assets

The Company had the following other assets at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Nonmarketable investment securities	$1,586	$2,058
Accrued interest receivable	2,617	2,561
Deferred income taxes	17,456	19,090
Prepaid expenses	1,253	700
Other assets	6,608	6,673
Total	$29,520	$31,082

Note 6 – Other Liabilities

The Company had the following other liabilities at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Accrued interest payable	$198	$225
Other accounts payable	2,456	3,543
Deferred compensation liability	1,472	1,505
Other liabilities	1,948	1,944
Total	$6,074	$7,217

Note 7 - Stock-Based Compensation

As of June 30, 2014, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$27	$18	$49	$40
Excess tax benefit related to stock-based compensation	-	-	-	26

	June 30,
(Dollars in thousands)	2014	2013
Unrecognized stock-based compensation expense	$122	$130
Weighted average period unrecognized expense is expected to be recognized	1.2 years	1.9 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2014.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	13,930	$8.33
Granted	3,654	9.57
Vested	(3,333)	8.93
Cancelled	-	-
Nonvested at end of period	14,251	$8.51

The fair value of restricted stock awards that vested during the first six months of 2014 was $30 thousand.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2014.

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	40,662	$6.64
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	40,662	$6.64

Exercisable at end of period	20,331	$6.64

At the end of the second quarter of 2014, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $96 thousand based on the $9.01 market value per share of the company’s common stock at June 30, 2014. Similarly, the aggregate intrinsic value of the options exercisable was $48 thousand at June 30, 2014. Since there were no options exercised during the first six months of 2014 or 2013, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At June 30, 2014, the weighted average remaining contract life of options outstanding was 7.7 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Accumulated net unrealized holding gains (losses) on cash flow hedging activities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2013	$(437)	$-	$(437)
Other comprehensive income	300	-	300
Balance, June 30, 2014	$(137)	$-	$(137)

Balance, December 31, 2012	$1,894	$(1,186)	$708
Other comprehensive (loss) income	(1,670)	407	(1,263)
Reclassification of (gains) losses recognized	(545)	779	234
Balance, June 30, 2013	$(321)	$-	$(321)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held for sale and other real estate owned (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013. No assets were transferred from one hierarchy level to another during the first six months of 2014 or 2013.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Securities available for sale:
U.S. Treasury	$5,284	$5,284	$-	$-
U.S. Government agencies	57,131	-	57,131	-
Mortgage-backed	139,792	-	139,792	-
Equity	619	-	619	-
Total	$202,826	$5,284	$197,542	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Securities available for sale:
U.S. Treasury	$5,343	$5,343	$-	$-
U.S. Government agencies	60,444	-	60,444	-
Mortgage-backed	80,713	-	80,713	-
Equity	601	-	601	-
Total	$147,101	$5,343	$141,758	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At June 30, 2014 and December 31, 2013, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale

Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At June 30, 2014, the Company had no loans held for sale. At December 31, 2013, loans held for sale were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At June 30, 2014 and December 31, 2013, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013. No assets were transferred from one hierarchy level to another during the first six months of 2014 or 2013.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Impaired loans
Construction	$11,677	$-	$11,677	$-
Residential real estate	18,922	-	18,922	-
Commercial real estate	9,102	-	9,102	-
Commercial	252	-	252	-
Consumer	-	-	-	-
Total impaired loans	39,953	-	39,953	-
Loans held for sale	-	-	-	-
Other real estate owned	4,201	-	4,201	-
Total assets measured at fair value on a nonrecurring basis	$44,154	$-	$44,154	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans
Construction	$5,365	$-	$5,365	$-
Residential real estate	19,463	-	19,463	-
Commercial real estate	14,418	-	14,418	-
Commercial	642	-	642	-
Consumer	43	-	43	-
Total impaired loans	39,931	-	39,931	-
Loans held for sale	3,521	-	3,521	-
Other real estate owned	3,779	-	3,779	-
Total assets measured at fair value on a nonrecurring basis	$47,231	$-	$47,231	$-

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

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$94,370	$94,370	$131,090	$131,090

Level 2 inputs
Investment securities held to maturity	$5,071	$5,076	$5,185	$5,062
Loans, net	700,583	719,929	701,194	721,688

Financial liabilities
Level 2 inputs
Deposits	$913,485	$914,011	$933,468	$934,943
Short-term borrowings	7,801	7,801	10,140	10,140

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

The following table provides information on commitments outstanding at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$132,486	$116,596
Letters of credit	8,280	10,477
Total	$140,766	$127,073

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

The following table includes selected financial information by business segments for the first six months of 2014 and 2013.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2014
Interest income	$18,978	$-	$-	$18,978
Interest expense	(2,208)	-	-	(2,208)
Provision for credit losses	(1,925)	-	-	(1,925)
Noninterest income	3,174	6,142	-	9,316
Noninterest expense	(11,132)	(5,038)	(3,862)	(20,032)
Net intersegment (expense) income	(3,356)	(360)	3,716	-
Income (loss) before taxes	3,531	744	(146)	4,129
Income tax (expense) benefit	(1,339)	(282)	55	(1,566)
Net income (loss)	$2,192	$462	$(91)	$2,563

Total assets	$1,050,124	$10,493	$4,236	$1,064,853

2013
Interest income	$21,331	$31	$-	$21,362
Interest expense	(3,884)	-	-	(3,884)
Provision for credit losses	(4,850)	-	-	(4,850)
Noninterest income	2,619	5,841	(8)	8,452
Noninterest expense	(11,672)	(5,031)	(3,547)	(20,250)
Net intersegment (expense) income	(2,588)	(358)	2,946	-
Income (loss) before taxes	956	483	(609)	830
Income tax (expense) benefit	(284)	(144)	181	(247)
Net income (loss)	$672	$339	$(428)	$583

Total assets	$1,035,452	$15,924	$2,901	$1,054,277

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”). The Banks operate 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through three insurance producer firms, The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC and Jack Martin Associates, Inc.; and an insurance premium finance company, Mubell Finance, LLC (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”). Each of these entities is a wholly-owned subsidiary of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at CNB under the trade name Wye Financial & Trust. The Company owned a wholesale insurance company, Tri-State General Insurance Agency, LTD (“TSGIA”), until it was sold on June 6, 2014.

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

Regulatory Enforcement Actions

Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. The description of the material terms of the Consent Agreements, the Order and the Acknowledgement, along with Talbot Bank’s progress with the requirements of such documents, are set forth below.

Management. Talbot Bank is required to have and retain experienced, qualified management, and to assess management’s ability to (1) comply with the requirements of the Order; (2) operate Talbot Bank in a safe and sound manner; (3) comply with all applicable laws, rules and regulations; and (4) restore all aspects of Talbot Bank to a safe and sound condition, including capital adequacy, asset quality, and management effectiveness. Talbot Bank has implemented certain changes to comply with the Order, which include expanding its credit administration and loan workout units with the addition of experienced new staff members, in an effort to accelerate the resolution of Talbot Bank’s credit issues and position Talbot Bank for future growth. Additionally, Talbot Bank is conducting an internal and external search for a chief financial officer.

Board Participation. Talbot Bank’s board of directors is required to increase its participation in the affairs of Talbot Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all Talbot Bank activities, including comprehensive, documented meetings to be held no less frequently than monthly. The board of directors must also develop a program to monitor Talbot Bank’s compliance with the Order. Talbot Bank has completed a plan to increase the participation of its board of directors which includes increasing the frequency of board meetings from monthly to biweekly and establishing a risk management committee of the board which is responsible for monitoring Talbot Bank’s compliance with the Order.

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

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank was required to meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of June 30, 2014, the leverage ratio and total risk-based capital ratio were 8.97% and 13.30%, respectively, for Talbot Bank, which exceeded the Order’s minimum capital requirements.

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

Goodwill and other intangible assets at June 30, 2014 decreased $2.6 million from the end of 2013 mainly due to the sale of the Company’s wholesale insurance subsidiary, TSGIA, on June 6, 2014.

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

OVERVIEW

The Company reported net income of $1.305 million for the second quarter of 2014, or diluted income per common share of $0.13, compared to net income of $361 thousand, or diluted income per common share of $0.04, for the second quarter of 2013. For the first quarter of 2014, the Company reported net income of $1.258 million, or diluted income per common share of $0.15. When comparing the second quarter of 2014 to the second quarter of 2013, the primary reasons for the improved results were a $1.8 million decline in the provision for credit losses and an increase in noninterest income of $566 thousand, which were partially offset by a decline in net interest income of $554 thousand and an increase in noninterest expense of $158 thousand. When comparing the second quarter of 2014 to the first quarter of 2014, the primary reasons for the higher net income were a decrease in noninterest expense of $198 thousand and an increase in net interest income of $124 thousand, which were mainly offset by a decrease in noninterest income of $260 thousand.

For the first six months of 2014, the Company reported net income of $2.6 million, or diluted income per common share of $0.28, compared to net income of $583 thousand, or diluted income per common share of $0.07, for the first six months of 2013. Earnings improved due to a decline in the provision for credit losses of $2.9 million, an increase in noninterest income of $864 thousand and a decline in noninterest expense of $218 thousand, which were partially offset by a decline in net interest income of $708 thousand.

Basic and diluted earnings per share for the second quarter of 2014 and the first half of 2014 were impacted by the increase in weighted average shares due to the Company’s public offer and sale of its common stock, which is discussed below. Weighted average shares increased to 10.0 million for the second quarter of 2014 from 8.5 million for both the second quarter of 2013 and the first quarter of 2014. Similarly, weighted average shares increased to 9.3 million for the first half of 2014 from 8.5 million for the first half of 2013.

During the second quarter of 2014, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share (the “stock sale”). The Company received $31.2 million in net proceeds after deducting certain direct costs related to the stock sale, primarily underwriting discounts and commissions. The Company contributed $20.0 million of the net proceeds to its wholly-owned subsidiary, Talbot Bank, to satisfy regulatory capital requirements, and intends to use the remaining net proceeds for general corporate purposes.

Much of the improvement in the second quarter of 2014 when compared to the second quarter of 2013, and the first half of 2014 when compared to the first half of 2013 was due to lower credit-related expenses as a result of the execution of an agreement to sell loans and other real estate owned (the “Asset Sale”) by Talbot Bank, which was recorded in the third quarter and completed during the fourth quarter of 2013. Per the agreement, assets included in the Asset Sale had an aggregate book value of $45.0 million, which consisted of nonaccrual loans ($11.1 million), accruing TDRs ($30.4 million), adversely classified performing loans ($1.8 million) and other real estate owned ($1.7 million). Subsequently, $3.5 million in loans included in the agreement were not sold. These loans were reclassified from loans held for sale at December 31, 2013 to loans at March 31, 2014. With the Asset Sale, the Company has refocused its efforts on healthy loan originations and overall business development, however, the slowly improving local economy is delaying any substantial progress.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $8.5 million for the second quarter of 2014 and $9.0 million for the second quarter of 2013. Tax-equivalent net interest income was $8.3 million for the first quarter of 2014. The decrease in net interest income for the second quarter of 2014 when compared to the second quarter of 2013 was primarily due to lower volumes of and yields earned on average loans, partially offset by lower volumes of and rates paid on average time deposits, and money market and savings deposits. The increase in net interest income for the second quarter of 2014 when compared to the first quarter of 2014 was primarily due to higher volumes of and yields earned on average investment securities and lower volumes of and rates paid on average time deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.49% for the second quarter of 2014, compared to 3.60% for the second quarter of 2013 and 3.50% for the first quarter of 2014. The lower net interest margin for the second quarter of 2014 when compared to the second quarter of 2013 and the first quarter of 2014 was mainly due to a decline in loan yields as a result of refinancing activity.

On a tax-equivalent basis, interest income declined $1.2 million, or 11.5%, for the second quarter of 2014 when compared to the second quarter of 2013. The decrease in interest income was due to a 3.2% decline in average balances of earning assets (i.e., loans, investment securities, federal funds sold and interest-bearing deposits with other banks) combined with a 37 basis point decrease in yields earned on average earning assets. Loan activity had the largest impact on the decline in interest income primarily due to the Asset Sale, loan charge-offs and decreased loan demand. For the second quarter of 2014, average loans decreased 9.8% and the yield earned on loans declined from 5.19% to 5.00% when compared to the second quarter of 2013, which reduced interest income by $1.3 million. Other earning assets impacting the change in interest income included taxable investment securities, which increased $42.5 million and, although the related yield declined 16 basis points, improved interest income $101 thousand. The balance of taxable investment securities increased due to purchases that were partly funded by the proceeds from the stock sale, while the yield on taxable investment securities decreased because reinvestment rates on investment securities purchased were lower than yields on investment securities that matured or were sold from the end of the second quarter of 2013 to the end of the second quarter of 2014. Although the average balances of the remaining components of average earning assets increased $1.7 million, the yields earned declined 3 basis points, which in aggregate decreased interest income $3 thousand. Tax-equivalent interest income increased $66 thousand, or less than 1.0%, when compared to the first quarter of 2014 mainly due to higher volumes of and yields earned on average investment securities, which were partially offset by lower yields on loans.

Interest expense decreased $678 thousand, or 38.7%, when comparing the second quarter of 2014 to the second quarter of 2013. The decrease in interest expense was due to a 31 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 5.5% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to time deposits, and money market and savings deposits had the largest impact on interest expense. For the three months ended June 30, 2014, the rates paid on time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) decreased 24 basis points and the average balances of these deposits decreased $46.1 million, or 11.5%, when compared to the same period last year, which reduced interest expense $366 thousand. The decrease in average time deposits reflected a reduction in the Company’s liquidity needs and the lower rates reflected current market conditions. Additionally, the rates paid on money market and savings deposits decreased 55 basis points and the average balances of these deposits decreased $4.3 million, or 1.9%, which reduced interest expense $310 thousand. The lower rates paid on money market and savings deposits were mainly due to terminating the interest rate caps associated with the deposits from the Promontory Insured Network Deposits Program (“IND Program”) while the decrease in balances was primarily due to the decline in deposits associated with the IND Program, which the Company fully exited in June 2013. When comparing the second quarter of 2014 to the first quarter of 2014, interest expense decreased $56 thousand, or 4.9%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2014 and 2013.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$708,718	$8,833	5.00%	$785,442	$10,166	5.19%
Investment securities:
Taxable	183,128	669	1.46	140,614	568	1.62
Tax-exempt	431	4	4.23	579	7	4.81
Federal funds sold	1,476	-	0.05	2,992	1	0.10
Interest-bearing deposits	79,223	39	0.20	75,847	40	0.21
Total earning assets	972,976	9,545	3.93%	1,005,474	10,782	4.30%
Cash and due from banks	20,376			22,510
Other assets	64,915			66,967
Allowance for credit losses	(9,675)			(17,099)
Total assets	$1,048,592			$1,077,852

Interest-bearing liabilities
Demand deposits	$171,004	60	0.14%	$162,589	61	0.15%
Money market and savings deposits (4)	220,850	66	0.12	225,117	376	0.67
Certificates of deposit $100,000 or more	171,830	477	1.11	203,641	670	1.32
Other time deposits	183,336	468	1.02	197,644	641	1.30
Interest-bearing deposits	747,020	1,071	0.58	788,991	1,748	0.89
Short-term borrowings	8,633	5	0.22	10,752	6	0.24
Total interest-bearing liabilities	755,653	1,076	0.57%	799,743	1,754	0.88%
Noninterest-bearing deposits	168,221			154,586
Other liabilities	7,629			9,315
Stockholders’ equity	117,089			114,208
Total liabilities and stockholders’ equity	$1,048,592			$1,077,852

Net interest spread		$8,469	3.36%		$9,028	3.42%
Net interest margin			3.49%			3.60%

Tax-equivalent adjustment
Loans		$21			$24
Investment securities		1			3
Total		$22			$27

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits for the three months ended June 30, 2013 included an adjustment to expense related to interest rate caps and the hedged deposits from the IND Program associated with them. This adjustment increased interest expense $279 thousand for the three months ended June 30, 2013. Interest expense for the three months ended June 30, 2014 did not reflect this adjustment because the interest rate caps were terminated in June of 2013.

Tax-equivalent net interest income for the six months ended June 30, 2014 was $16.8 million, as seen in the table below. This represented a decrease of $716 thousand, or 4.1%, when compared to the same period last year. The decrease was mainly due to lower volumes of and yields earned on average loans, partially offset by lower volumes of and rates paid on time deposits, and money market and savings deposits. Rates paid on deposits declined enough to improve the net interest margin to 3.50% for the first half of 2014 from the 3.45% for the first half of 2013.

On a tax-equivalent basis, interest income was $19.0 million for the first six months of 2014, a decrease of $2.4 million, or 11.2%, when compared to the first six months of 2013, mainly due to the impact of loan activity. For the first six months of 2014, average loans declined 9.7% and the related yield declined 12 basis points when compared to the same period in 2013.

Interest expense was $2.2 million for the six months ended June 30, 2014, a decrease of $1.7 million, or 43.2%, when compared to the same period last year. Average interest-bearing liabilities decreased $60.0 million, or 7.3%, while rates paid declined 37 basis points to 0.58% primarily due to time deposit, and money market and savings deposit activity. For the first six months of 2014, the average balance of time deposits decreased $48.9 million, or 11.9%, when compared to the same period last year, and the average rate paid on these deposits declined 28 basis points, which reduced interest expense $836 thousand. For the six months ended June 30, 2014, the average balance of money market and savings deposits decreased $13.0 million, or 5.5%, when compared to the same period last year, and the average rate paid on these deposits declined 70 basis points, which reduced interest expense $826 thousand. As with the quarterly results, the decrease in average time deposits reflected a reduction in the Company’s liquidity needs while the lower rates reflected current market conditions, and the decrease in money market and savings deposits was primarily due to the decline in deposits associated with the IND Program while the lower rates paid on these deposits were mainly due to terminating the interest rate caps associated with these deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$708,216	$17,730	5.05%	$784,604	$20,098	5.17%
Loans held for sale	1,206	-	-	-	-	-
Investment securities:
Taxable	169,203	1,190	1.42	143,380	1,211	1.70
Tax-exempt	432	9	4.24	580	14	4.83
Federal funds sold	1,591	-	0.05	5,573	3	0.11
Interest-bearing deposits	89,010	95	0.22	90,869	90	0.20
Total earning assets	969,658	19,024	3.96%	1,025,006	21,416	4.21%
Cash and due from banks	21,536			23,731
Other assets	65,555			68,070
Allowance for credit losses	(10,158)			(16,849)
Total assets	$1,046,591			$1,099,958

Interest-bearing liabilities
Demand deposits	$172,395	122	0.14%	$168,120	132	0.16%
Money market and savings deposits (4)	221,610	133	0.12	234,597	959	0.82
Certificates of deposit $100,000 or more	175,292	977	1.12	209,929	1,410	1.35
Other time deposits	185,137	966	1.05	199,399	1,369	1.38
Interest-bearing deposits	754,434	2,198	0.59	812,045	3,870	0.96
Short-term borrowings	8,987	10	0.22	11,366	14	0.25
Total interest-bearing liabilities	763,421	2,208	0.58%	823,411	3,884	0.95%
Noninterest-bearing deposits	164,926			153,285
Other liabilities	7,433			9,033
Stockholders’ equity	110,811			114,229
Total liabilities and stockholders’ equity	$1,046,591			$1,099,958

Net interest spread		$16,816	3.38%		$17,532	3.26%
Net interest margin			3.50%			3.45%

Tax-equivalent adjustment
Loans		$43			$49
Investment securities		3			5
Total		$46			$54

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits for the six months ended June 30, 2013 included an adjustment to expense related to interest rate caps and the hedged deposits from the IND Program associated with them. This adjustment increased interest expense $695 thousand for the six months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 did not reflect this adjustment because the interest rate caps were terminated in June of 2013.

Noninterest Income

Total noninterest income for the second quarter of 2014 increased $566 thousand, or 14.3%, when compared to the second quarter of 2013. Included in total noninterest income for the second quarter of 2013 was a $1.3 million loss incurred to terminate the interest rate caps. This loss was substantially offset by $913 thousand in gains on sales of investment securities. These transactions, along with smaller losses on sales of other real estate owned ($119 thousand) and a gain on the TSGIA sale ($114 thousand), were the primary reasons for the increase in noninterest income for the second quarter of 2014 when compared to the second quarter of 2013. When compared to the first quarter of 2014, noninterest income declined $260 thousand, or 5.4%, for the second quarter of 2014. The decrease from the first quarter of 2014 was primarily due to a decline in insurance agency commissions ($541 thousand) that was partially offset by the gain on the TSGIA sale and an increase in other noninterest income ($99 thousand). Insurance agency commissions for the second quarter of 2014 were lower when compared to the first quarter of 2014 due to the fact that contingency commission payments are typically received in the first quarter of the year. Included in other noninterest income for the second quarter of 2014 was $77 thousand more in income from an insurance investment than in the first quarter of 2014.

Total noninterest income for the six months ended June 30, 2014 increased $864 thousand, or 10.2%, when compared to the same period in 2013. Included in total noninterest income for the first half of 2013 were the $1.3 million loss incurred to terminate the interest rate caps and the $913 thousand in gains on sales of investment securities discussed above. In addition, the growth of insurance agency commissions and investment fee income of $167 thousand and $103 thousand, respectively, and the gain on the TSGIA sale improved noninterest income in the first half of 2014 when compared to the first half of 2013.

Noninterest Expense

Total noninterest expense for the second quarter of 2014 increased $158 thousand, or 1.6%, when compared to the second quarter of 2013 and declined $198 thousand, or 2.0%, when compared to the first quarter of 2014. The increase in total noninterest expense from the second quarter of 2013 was primarily due to higher loan collection costs included in other noninterest expense. The decrease from the first quarter of 2014 was primarily due to a decline in almost all expense categories, $212 thousand of which was due to approximately one less month of expenses for TSGIA as a result of its sale in early June 2014. This decline was somewhat offset by an increase in other noninterest expenses, which included higher collection expense for loans.

Total noninterest expense for the six months ended June 30, 2014 declined $218 thousand, or 1.1%, when compared to the same period in 2013. The decrease was primarily due to lower write-downs of other real estate owned of $552 thousand, or 75.8%, which was partially offset by higher expenses in almost all other expense categories, which aggregated $334 thousand, or 1.7%.

Income Taxes

For the second quarter of 2014 and 2013, the Company reported income tax expense of $803 thousand and $143 thousand, respectively, while the effective tax rate was 38.1% and 28.4%, respectively. For the first six months of 2014 and 2013, the Company reported income tax expense of $1.6 million and $247 thousand, respectively, while the effective tax rate was 37.9% and 29.8%, respectively. The lower tax rates for the second quarter and first six months of 2013 when compared to the same periods in 2014 were due to the impact of the tax benefits of the Company’s affiliates with pretax losses which partially offset the tax expense of the affiliates with pretax income.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans, including loans held for sale, totaled $709.7 million at June 30, 2014 and $715.4 million at December 31, 2013, a decline of $5.8 million, or less than 1.0%. At December 31, 2013, $3.5 million of nonaccrual construction loans were classified as held for sale and were reclassified to loans during the first quarter of 2014. Commercial real estate loans reflected the largest decline ($6.8 million) from the end of 2013 primarily due to net loan repayments and charge offs. Fewer high-quality loan opportunities due to the slowly improving local economy continue to impede overall loan growth. The decline in commercial real estate loans was partially offset by an increase in residential real estate loans ($2.3 million). Loans included deferred costs, net of deferred fees, of $322 thousand at June 30, 2014 and $341 thousand at December 31, 2013. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $68.3 million , or 9.6% of total loans, at June 30, 2014, similar to the $68.1 million, or 9.5% of total loans, including loans held for sale, at December 31, 2013. Commercial real estate loans were $297.8 million, or 41.9% of total loans, at June 30, 2014, compared to $304.6 million, or 42.6% of total loans, including loans held for sale, at December 31, 2013.

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

The provision for credit losses was $950 thousand for the second quarter of 2014, $2.7 million for the second quarter of 2013 and $975 thousand for the first quarter of 2014. The lower level of provision for credit losses when comparing the second quarter of 2014 to the second quarter of 2013 was primarily due to decreases in loan charge-offs and nonaccrual loans. The lower level of provision for credit losses when comparing the second quarter of 2014 to the first quarter of 2014 was primarily due to declines in nonaccrual loans. The provision for credit losses for the first six months of 2014 declined to $1.9 million from $4.9 million for the first six months of 2013.

Net charge-offs were $1.9 million for the second quarter of 2014 and $2.7 million for the second quarter of 2013, as shown in the following table. Net charge-offs were $1.6 million for the first quarter of 2014. Net charge-offs were $3.6 million and $5.1 million for the first six months of 2014 and 2013, respectively. Management remains focused on its efforts to dispose of problem loans and to charge off nonperforming assets as rapidly as possible, to enable the Company to continue to improve its overall credit quality and reduce problem loans. The allowance for credit losses as a percentage of average loans was 1.28% for the second quarter of 2014, lower than the 2.00% for the second quarter of 2013 and 1.42% for the first quarter of 2014, which reflects improved credit quality in the loan portfolio. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2014.

The following table presents a summary of the activity in the allowance for credit losses for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance balance – beginning of period	$10,069	$15,735	$10,725	$15,991
Charge-offs:
Construction	(224)	(802)	(241)	(1,509)
Residential real estate	(315)	(1,096)	(987)	(1,889)
Commercial real estate	(1,523)	(872)	(1,613)	(1,947)
Commercial	(95)	(136)	(937)	(223)
Consumer	(20)	(13)	(147)	(62)
Totals	(2,177)	(2,919)	(3,925)	(5,630)
Recoveries:
Construction	1	1	11	2
Residential real estate	63	59	106	298
Commercial real estate	7	90	13	93
Commercial	157	50	207	102
Consumer	6	7	14	17
Totals	234	207	351	512
Net charge-offs	(1,943)	(2,712)	(3,574)	(5,118)
Provision for credit losses	950	2,700	1,925	4,850
Allowance balance – end of period	$9,076	$15,723	$9,076	$15,723

Average loans outstanding during the period	$708,718	$785,442	$708,216	$784,604
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	1.10%	1.38%	1.02%	1.32%
Allowance for credit losses at period end as a percentage of average loans	1.28%	2.00%	1.28%	2.00%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased to $19.4 million at June 30, 2014 from $22.2 million at December 31, 2013, primarily due to a $3.0 million decline in nonaccrual loans, including nonaccrual loans held for sale. In addition, accruing TDRs declined $686 thousand to $25.4 million at June 30, 2014 from $26.1 million at December 31, 2013. The ratio of nonaccrual loans to total assets improved to 1.43% at June 30, 2014 from 1.72% at December 31, 2013. In addition, the ratio of accruing TDRs to total assets improved to 2.39% at June 30, 2014 from 2.47% at December 31, 2013.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale
Construction	$7,980	$3,949
Residential real estate	3,037	5,166
Commercial real estate	3,873	4,671
Commercial	261	792
Consumer	25	48
Total nonaccrual loans excluding nonaccrual loans held for sale	15,176	14,626
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	20
Commercial real estate	-	-
Commercial	-	250
Consumer	5	-
Total loans 90 days or more past due and still accruing	5	270
Other real estate owned	4,201	3,779
Total nonperforming assets excluding nonaccrual loans held for sale	19,382	18,675
Nonaccrual loans held for sale	-	3,521
Total nonperforming assets including nonaccrual loans held for sale	$19,382	$22,196

Accruing TDRs
Construction	$3,898	$1,620
Residential real estate	16,195	14,582
Commercial real estate	5,253	9,791
Commercial	56	95
Consumer	-	-
Total accruing TDRs	$25,402	$26,088

Total nonperforming assets and accruing TDRs excluding nonaccrual loans held for sale	$44,784	$44,763
Nonaccrual loans held for sale	-	3,521
Total nonperforming assets and accruing TDRs including nonaccrual loans held for sale	$44,784	$48,284

As a percent of total loans (1):
Nonaccrual loans	2.14%	2.54%
Accruing TDRs	3.58%	3.65%
Nonaccrual loans and accruing TDRs	5.72%	6.19%

As a percent of total loans and other real estate owned (1):
Nonperforming assets	2.72%	3.09%
Nonperforming assets and accruing TDRs	6.27%	6.72%

As a percent of total assets:
Nonaccrual loans	1.43%	1.72%
Nonperforming assets	1.82%	2.11%
Accruing TDRs	2.39%	2.47%
Nonperforming assets and accruing TDRs	4.21%	4.58%

(1)	The calculations for December 31, 2013 include loans held for sale that were reclassified to loans during the first quarter of 2014.

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2014, 98% of the portfolio was classified as available for sale and 2% as held to maturity, similar to the 97% and 3%, respectively, at December 31, 2013. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $207.9 million at June 30, 2014, a $55.6 million, or 36.5%, increase since December 31, 2013. The increase was mainly in mortgage-backed securities due to purchases that were partly funded by the proceeds from the stock sale. At the end of June 2014, 68.9% of the securities available for sale were mortgage-backed, 28.2% were U.S. Government agencies and 2.6% were U.S. Treasuries, compared to 54.9%, 41.1% and 3.6%, respectively, at year-end 2013. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2014 were $913.5 million, a $20.0 million, or 2.1%, decrease when compared to the level at December 31, 2013. The decrease in total deposits was mainly due to a decline in time ($23.4 million) and interest-bearing demand deposits ($8.9 million), which was partially offset by an increase in money market and savings deposits ($11.3 million).

Short-Term Borrowings

Short-term borrowings at June 30, 2014 and December 31, 2013 were $7.8 million and $10.1 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2014 and December 31, 2013, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash was $36.7 million for the first half of 2014 compared to a net decrease in cash of $75.7 million for the first half of 2013. The decline in cash in 2014 was mainly due to the purchase of investment securities that were partly funded by the proceeds from the stock sale. The decline in cash in 2013 was primarily due to a reduction in money market deposit accounts as a result of fully exiting the IND Program in June 2013.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at June 30, 2014 and December 31, 2013. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $53.8 million and $46.9 million at June 30, 2014 and December 31, 2013, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB, whereas Talbot Bank is required to provide specific loans and cash or investment securities as collateral due to its current credit rating with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $34.2 million to $137.5 million at June 30, 2014 when compared to December 31, 2013 primarily due to the proceeds from the stock sale. Due to the success of the stock sale, total stockholders’ equity to total assets increased to 12.91% at June 30, 2014 from 9.80% at December 31, 2013, providing additional capital strength to the Company and its subsidiaries.

Bank regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions’ assets and off-balance sheet items. Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average assets ratio (leverage ratio). The minimum ratios for capital adequacy purposes are 4.00%, 4.00% and 8.00% for the Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 5.00%, 6.00% and 10.00% for its Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios, respectively. The Company contributed $20.0 million of the net proceeds of the stock sale to Talbot Bank to satisfy regulatory capital requirements.

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of June 30, 2014 and December 31, 2013.

	Tier 1	Tier 1	Total
	leverage	risk-based	risk-based
June 30, 2014	ratio	capital ratio	capital ratio
Company	10.65%	14.81%	16.04%
Talbot Bank	8.97%	12.05%	13.30%
CNB	9.28%	13.72%	14.97%

	Tier 1	Tier 1	Total
	leverage	risk-based	risk-based
December 31, 2013	ratio	capital ratio	capital ratio
Company	7.03%	10.09%	11.34%
Talbot Bank	4.98%	6.92%	8.17%
CNB	9.16%	13.82%	15.07%

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2014 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2014.

There was no change in our internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: August 14, 2014	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ George S. Rapp
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

