Form 10-Q
period 2014-09-30
SHORE BANCSHARES INC
filed 2014-11-12
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,614,943 shares of common stock outstanding as of October 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$26,879	$21,238
Interest-bearing deposits with other banks	79,045	109,384
Federal funds sold	3,715	468
Investment securities:
Available for sale, at fair value	223,273	147,101
Held to maturity, at amortized cost – fair value of $4,754 (2014) and $5,062 (2013)	4,732	5,185

Loans held for sale	-	3,521

Loans	705,042	711,919
Less: allowance for credit losses	(8,606)	(10,725)
Loans, net	696,436	701,194

Premises and equipment, net	15,229	15,198
Goodwill	11,931	12,454
Other intangible assets, net	1,364	3,520
Other real estate owned, net	4,799	3,779
Other assets	28,882	31,082
TOTAL ASSETS	$1,096,285	$1,054,124

LIABILITIES
Deposits:
Noninterest-bearing	$190,197	$172,797
Interest-bearing	750,455	760,671
Total deposits	940,652	933,468

Short-term borrowings	10,755	10,140
Other liabilities	6,204	7,217
TOTAL LIABILITIES	957,611	950,825

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,614,943 (2014) and 8,471,289 (2013)	126	85
Additional paid in capital	63,524	32,207
Retained earnings	75,269	71,444
Accumulated other comprehensive loss	(245)	(437)
TOTAL STOCKHOLDERS’ EQUITY	138,674	103,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,096,285	$1,054,124

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

INTEREST INCOME
Interest and fees on loans	$8,788	$9,767	$26,475	$29,816
Interest and dividends on investment securities:
Taxable	850	357	2,040	1,568
Tax-exempt	3	5	9	14
Interest on federal funds sold	1	-	1	3
Interest on deposits with other banks	44	53	139	143
Total interest income	9,686	10,182	28,664	31,544

INTEREST EXPENSE
Interest on deposits	1,046	1,348	3,244	5,218
Interest on short-term borrowings	4	6	14	20
Total interest expense	1,050	1,354	3,258	5,238

NET INTEREST INCOME	8,636	8,828	25,406	26,306
Provision for credit losses	775	22,460	2,700	27,310

NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR CREDIT LOSSES	7,861	(13,632)	22,706	(1,004)

NONINTEREST INCOME
Service charges on deposit accounts	618	600	1,778	1,772
Trust and investment fee income	496	401	1,382	1,184
Gains on sales of investment securities	-	-	-	913
Insurance agency commissions	2,176	2,724	7,789	8,170
Loss on termination of cash flow hedge	-	-	-	(1,306)
Other noninterest income	704	1,067	2,361	2,511
Total noninterest income	3,994	4,792	13,310	13,244

NONINTEREST EXPENSE
Salaries and wages	4,689	4,420	13,295	13,010
Employee benefits	934	971	3,136	3,111
Occupancy expense	565	566	1,769	1,775
Furniture and equipment expense	225	275	741	768
Data processing	741	718	2,240	2,127
Directors’ fees	131	86	375	262
Amortization of other intangible assets	34	74	168	222
Insurance agency commissions expense	-	409	906	1,328
FDIC insurance premium expense	399	467	1,234	1,200
Write-downs of other real estate owned	290	219	466	947
Other noninterest expenses	1,811	1,763	5,521	5,468
Total noninterest expense	9,819	9,968	29,851	30,218

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	2,036	(18,808)	6,165	(17,978)
Income tax expense (benefit)	774	(7,416)	2,340	(7,169)

NET INCOME (LOSS)	$1,262	$(11,392)	$3,825	$(10,809)

Basic net income per common share	$0.10	$(1.35)	$0.37	$(1.28)
Diluted net income per common share	$0.10	$(1.35)	$0.37	$(1.28)
Dividends paid per common share	$-	$-	$-	$-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$1,262	$(11,392)	$3,825	$(10,809)

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(181)	(367)	322	(3,167)
Tax effect	73	148	(130)	1,278
Reclassification of gains recognized in net income	-	-	-	(913)
Tax effect	-	-	-	368
Net of tax amount	(108)	(219)	192	(2,434)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	-	-	-	681
Tax effect	-	-	-	(274)
Reclassification of losses recognized in net income	-	-	-	1,306
Tax effect	-	-	-	(527)
Net of tax amount	-	-	-	1,186
Total other comprehensive income (loss)	(108)	(219)	192	(1,248)
Comprehensive income (loss)	$1,154	$(11,611)	$4,017	$(12,057)

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Net income	-	-	3,825	-	3,825

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	192	192

Issuance of common stock through public offering, net	41	31,238	-	-	31,279

Stock-based compensation	-	79	-	-	79

Balances, September 30, 2014	$126	$63,524	$75,269	$(245)	$138,674

Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026

Net loss	-	-	(10,809)	-	(10,809)

Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(2,434)	(2,434)

Unrealized gains on cash flow hedging activities, net of taxes	-	-	-	1,186	1,186

Stock-based compensation	-	32	-	-	32

Balances, September 30, 2013	$85	$32,187	$70,269	$(540)	$102,001

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,825	$(10,809)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,700	27,310
Depreciation and amortization	1,725	1,839
Discount accretion on debt securities	(41)	(30)
Stock-based compensation expense	79	58
Excess tax benefit from stock-based arrangements	-	(26)
Deferred income tax expense	1,923	286
Gains on sales of investment securities	-	(913)
Losses on sales of other real estate owned	3	241
Write-downs of other real estate owned	466	947
Gain on sale of wholesale insurance subsidiary	(114)	-
Loss on termination of cash flow hedge	-	1,306
Net changes in:
Accrued interest receivable	(79)	27
Other assets	(204)	(8,561)
Accrued interest payable	(26)	(68)
Other liabilities	(985)	(1,220)
Net cash provided by operating activities	9,272	10,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	35,473	27,518
Proceeds from sales of investment securities available for sale	-	40,351
Purchases of investment securities available for sale	(111,949)	(62,049)
Proceeds from maturities and principal payments of investment securities held to maturity	443	294
Net change in loans	3,354	7,963
Purchases of premises and equipment	(736)	(292)
Proceeds from sales of premises and equipment	-	4
Proceeds from sales of other real estate owned	734	3,595
Proceeds from sale of wholesale insurance subsidiary	2,878	-
Return of investment in unconsolidated subsidiary	-	85
Net cash (used in) provided by investing activities	(69,803)	17,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	17,402	12,233
Interest-bearing deposits	(10,216)	(131,093)
Short-term borrowings	615	(2,293)
Proceeds from issuance of common stock through public offering, net	31,279	-
Excess tax benefit from stock-based arrangements	-	26
Net cash provided by (used in) financing activities	39,080	(121.127)
Net decrease in cash and cash equivalents	(21,451)	(93,271)
Cash and cash equivalents at beginning of period	131,090	200,193
Cash and cash equivalents at end of period	$109,639	$106,922

Supplemental cash flows information:
Interest paid	$3,284	$5,307
Income taxes paid	$85	$265
Transfers from loans to other real estate owned	$2,224	$2,857
Transfers from loans to loans held for sale	$-	$23,635
Transfers from loans held for sale to loans	$3,521	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2014, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2013 were derived from the 2013 audited financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

Accounting Standards Update (“ASU”) 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Accounting Standards Codification (“ASC”) Subtopic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 the FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company intends to adopt the accounting standard during the first quarter of 2015, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income (loss)	$1,262	$(11,392)	$3,825	$(10,809)
Weighted average shares outstanding - Basic	12,615	8,461	10,381	8,460
Dilutive effect of common stock equivalents	10	-	12	-
Weighted average shares outstanding - Diluted	12,625	8,461	10,393	8,460
Earnings (loss) per common share - Basic	$0.10	$(1.35)	$0.37	$(1.28)
Earnings (loss) per common share - Diluted	$0.10	$(1.35)	$0.37	$(1.28)

The increase in the weighted average shares outstanding for the three and nine months ended September 30, 2014 when compared to the three and nine months ended September 30, 2013 was due to the Company’s public offer and sale of its common stock (the “stock sale”) during the second quarter of 2014. As a result of the stock sale, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share, which produced net proceeds of $31.3 million.

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014. There were 54 thousand weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 because the effect of including them would have been antidilutive.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2014
U.S. Treasury	$5,243	$8	$-	$5,251
U.S. Government agencies	62,359	65	227	62,197
Mortgage-backed	155,462	547	806	155,203
Equity	620	2	-	622
Total	$223,684	$622	$1,033	$223,273

December 31, 2013
U.S. Treasury	$5,342	$1	$-	$5,343
U.S. Government agencies	60,754	62	372	60,444
Mortgage-backed	81,130	520	937	80,713
Equity	609	-	8	601
Total	$147,835	$583	$1,317	$147,101

Held-to-maturity securities:
September 30, 2014
U.S. Government agencies	$2,792	$-	$134	$2,658
States and political subdivisions	1,940	156	-	2,096
Total	$4,732	$156	$134	$4,754

December 31, 2013
U.S. Government agencies	$2,975	$-	$222	$2,753
States and political subdivisions	2,210	99	-	2,309
Total	$5,185	$99	$222	$5,062

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Available-for-sale securities:
U.S. Government agencies	$30,686	$36	$9,979	$191	$40,665	$227
Mortgage-backed	74,621	323	22,841	483	97,462	806
Total	$105,307	$359	$32,820	$674	$138,127	$1,033

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,658	$134	$2,658	$134

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available-for-sale securities:
U.S. Government agencies	$33,004	$372	$-	$-	$33,004	$372
Mortgage-backed	28,694	416	19,121	521	47,815	937
Equity	601	8	-	-	601	8
Total	$62,299	$796	$19,121	$521	$81,420	$1,317

Held-to-maturity securities:
U.S. Government agencies	$2,753	$222	$-	$-	$2,753	$222

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2014.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$222	$225
Due after one year through five years	64,148	64,149	210	220
Due after five years through ten years	8,871	8,898	1,005	1,119
Due after ten years	150,045	149,604	3,295	3,190
	223,064	222,651	4,732	4,754
Equity securities	620	622	-	-
Total	$223,684	$223,273	$4,732	$4,754

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at September 30, 2014 and December 31, 2013. At December 31, 2013, $3.5 million of nonaccrual construction loans were classified as held for sale. During the first quarter of 2014, these loans held for sale were reclassified to loans.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Construction	$67,366	$64,591
Residential real estate	276,441	274,857
Commercial real estate	297,847	304,605
Commercial	54,207	57,195
Consumer	9,181	10,671
Total loans	705,042	711,919
Allowance for credit losses	(8,606)	(10,725)
Total loans, net	$696,436	$701,194

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

A loan is considered a troubled debt restructuring (“TDR”) if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans are identified to be restructured when signs of impairment arise such as borrower interest rate reduction request, slowness to pay, or when an inability to repay becomes evident. The terms being offered are evaluated to determine if they are more liberal than those that would be indicated by policy or industry standards for similar, untroubled credits. In those situations where the terms or the interest rates are considered to be more favorable than industry standards or the current underwriting guidelines of the Company’s banking subsidiaries, the loan is classified as a TDR. All loans designated as TDRs are considered impaired loans and may be on either accrual or nonaccrual status. In instances where the loan has been placed on nonaccrual status, six consecutive months of timely payments are required prior to returning the loan to accrual status.

All loans classified as TDRs which are restructured and accrue interest under revised terms require a full and comprehensive review of the borrower’s financial condition, capacity for repayment, realistic assessment of collateral values, and the assessment of risk entered into any workout agreement. Current financial information on the borrower, guarantor, and underlying collateral is analyzed to determine if it supports the ultimate collection of principal and interest. For commercial loans, the cash flows are analyzed, both for the underlying project and globally. For consumer loans, updated salary, credit history and cash flow information is obtained. Current market conditions are also considered. Following a full analysis, the determination of the appropriate loan structure is made.

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2014
Loans individually evaluated for impairment	$10,404	$18,599	$8,322	$517	$124	$-	$37,966
Loans collectively evaluated for impairment	56,962	257,842	289,525	53,690	9,057	-	667,076
Total loans	$67,366	$276,441	$297,847	$54,207	$9,181	$-	$705,042

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$201	$243	$6	$293	$25	$-	$768
Loans collectively evaluated for impairment	1,629	2,145	2,735	505	243	581	7,838
Total allowance for credit losses	$1,830	$2,388	$2,741	$798	$268	$581	$8,606

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2013
Loans individually evaluated for impairment	$5,569	$19,748	$14,462	$887	$48	$-	$40,714
Loans collectively evaluated for impairment	59,022	255,109	290,143	56,308	10,623	-	671,205
Total loans	$64,591	$274,857	$304,605	$57,195	$10,671	$-	$711,919

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$204	$285	$44	$245	$5	$-	$783
Loans collectively evaluated for impairment	1,756	3,569	2,985	1,021	238	373	9,942
Total allowance for credit losses	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2014 and December 31, 2013. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
September 30, 2014
Impaired nonaccrual loans:
Construction	$10,542	$6,801	$200	$200	$7,492	$7,918
Residential real estate	3,191	2,300	73	75	2,604	4,014
Commercial real estate	4,557	2,756	-	-	3,132	4,443
Commercial	1,680	167	298	293	389	558
Consumer	129	99	25	25	124	55
Total	20,099	12,123	596	593	13,741	16,988

Impaired accruing TDRs:
Construction	3,403	3,316	87	1	3,404	2,301
Residential real estate	16,226	12,813	3,413	168	16,190	16,131
Commercial real estate	5,566	4,799	767	6	5,459	6,826
Commercial	52	52	-	-	54	62
Consumer	-	-	-	-	-	-
Total	25,247	20,980	4,267	175	25,107	25,320

Total impaired loans:
Construction	13,945	10,117	287	201	10,896	10,219
Residential real estate	19,417	15,113	3,486	243	18,794	20,145
Commercial real estate	10,123	7,555	767	6	8,591	11,269
Commercial	1,732	219	298	293	443	620
Consumer	129	99	25	25	124	55
Total	$45,346	$33,103	$4,863	$768	$38,848	$42,308

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2013
Impaired nonaccrual loans:
Construction	$6,787	$3,709	$240	$203	$5,563	$7,270
Residential real estate	7,692	3,862	1,304	225	5,094	10,240
Commercial real estate	5,218	4,261	410	38	3,917	7,829
Commercial	1,801	547	245	245	740	619
Consumer	56	43	5	5	49	48
Total	21,554	12,422	2,204	716	15,363	26,006

Impaired accruing TDRs:
Construction	1,620	1,527	93	1	1,759	14,405
Residential real estate	14,582	13,177	1,405	60	15,387	11,101
Commercial real estate	9,791	9,006	785	6	10,201	13,308
Commercial	95	95	-	-	98	105
Consumer	-	-	-	-	-	-
Total	26,088	23,805	2,283	67	27,445	38,919

Total impaired loans:
Construction	8,407	5,236	333	204	7,322	21,675
Residential real estate	22,274	17,039	2,709	285	20,481	21,341
Commercial real estate	15,009	13,267	1,195	44	14,118	21,137
Commercial	1,896	642	245	245	838	724
Consumer	56	43	5	5	49	48
Total	$47,642	$36,227	$4,487	$783	$42,808	$64,925

The following tables provide a roll-forward for troubled debt restructurings as of September 30, 2014 and September 30, 2013.

(Dollars in thousands)	12/31/13 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In(Out)	9/30/2014 Loan Sale	Payoffs	9/30/14 TDR Balance	Related Allowance
For the nine months ended 9/30/2014
Accruing TDRs
Construction	$1,620	$-	$(52)	$(538)	$2,643	$-	$(270)	$3,403	$1
Residential Real Estate	14,582	-	1,324	-	478	-	(158)	16,226	168
Commercial Real Estate	9,791	-	(71)	(549)	(2,508)	-	(1,097)	5,566	6
Commercial	95	-	(19)	-	-	-	(24)	52	-
Consumer	-	-	-	-	-	-	-	-	-
Total	$26,088	$-	$1,182	$(1,087)	$613	$-	$(1,549)	$25,247	$175

Nonaccrual TDRs
Construction	$3,561	$-	$(12)	$(235)	$760	$-	$-	$4,074	$-
Residential Real Estate	1,884	-	(40)	(203)	(1,037)	-	(123)	481	-
Commercial Real Estate	842	-	(91)	(65)	(336)	-	-	350	-
Commercial	-	-	-	-	-	-	-	-	-
Consumer	26	-	(1)	-	-	-	-	25	25
Total	$6,313	$-	$(144)	$(503)	$(613)	$-	$(123)	$4,930	$25

Total TDRs	$32,401	$-	$1,038	$(1,590)	$-	$-	$(1,672)	$30,177	$200

(Dollars in thousands)	12/31/12 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In(Out)	9/30/2013 Loan Sale	Payoffs	9/30/13 TDR Balance	Related Allowance
For the nine months ended 9/30/2013
Accruing TDRs
Construction	$27,335	$218	$71	$(13,557)	$(3,521)	$(7,908)	$(739)	$1,899	$1
Residential Real Estate	7,017	11,514	166	(218)	(1,349)	(395)	-	16,735	584
Commercial Real Estate	17,880	2,211	(55)	(2,062)	-	(7,162)	(108)	10,704	92
Commercial	121	-	(20)	-	-	-	-	101	-
Consumer	-	-	-	-	-	-	-	-	-
Total	$52,353	$13,943	$162	$(15,837)	$(4,870)	$(15,465)	$(847)	$29,439	$677

Nonaccrual TDRs
Construction	$1,448	$-	$(62)	$(612)	$3,521	$(57)	$(368)	$3,870	$25
Residential Real Estate	2,169	258	(75)	(1,218)	1,349	(759)	(126)	1,598	-
Commercial Real Estate	2,970	-	(274)	(866)	-	-	(1,391)	439	-
Commercial	-	-	-	-	-	-	-	-	-
Consumer	27	-	(1)	-	-	-	-	26	26
Total	$6,614	$258	$(412)	$(2,696)	$4,870	$(816)	$(1,885)	$5,933	$51

Total TDRs	$58,967	$14,201	$(250)	$(18,533)	$-	$(16,281)	$(2,732)	$35,372	$728

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2014 and September 30, 2013.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the nine months ended September 30, 2014
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For the nine months ended September 30, 2013
Construction	3	$218	$218	$-
Residential real estate	6	11,758	11,772	38
Commercial real estate	4	2,212	2,211	82
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	13	$14,188	$14,201	$120

The following tables provide information on TDRs that defaulted during the nine months ended September 30, 2014 and September 30, 2013. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted (1):
For the nine months ended September 30, 2014
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

The following tables provide information on loan risk ratings as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
September 30, 2014
Construction	$45,937	$9,668	$11,761	$-	$67,366
Residential real estate	247,438	16,476	12,437	90	276,441
Commercial real estate	266,039	20,775	11,033	-	297,847
Commercial	51,126	2,450	252	379	54,207
Consumer	9,040	18	123	-	9,181
Total	$619,580	$49,387	$35,606	$469	$705,042

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2013
Construction	$39,268	$15,884	$9,439	$-	$64,591
Residential real estate	235,054	22,638	17,114	51	274,857
Commercial real estate	255,280	30,105	19,210	10	304,605
Commercial	52,032	3,691	972	500	57,195
Consumer	10,451	48	172	-	10,671
Total	$592,085	$72,366	$46,907	$561	$711,919

 The following tables provide information on the aging of the loan portfolio as of September 30, 2014 and December 31, 2013.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
September 30, 2014
Construction	$59,106	$1,259	$-	$-	$1,259	$7,001	$67,366
Residential real estate	270,851	2,142	1,074	-	3,216	2,374	276,441
Commercial real estate	293,827	243	1,021	-	1,264	2,756	297,847
Commercial	53,434	196	112	-	308	465	54,207
Consumer	8,998	57	3	-	60	123	9,181
Total	$686,216	$3,897	$2,210	$-	$6,107	$12,719	$705,042
Percent of total loans	97.3%	0.6%	0.3%	-%	0.9%	1.8%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2013
Construction	$60,642	$-	$-	$-	$-	$3,949	$64,591
Residential real estate	265,182	2,765	1,724	20	4,509	5,166	274,857
Commercial real estate	299,295	639	-	-	639	4,671	304,605
Commercial	55,576	330	247	250	827	792	57,195
Consumer	10,469	23	131	-	154	48	10,671
Total	$691,164	$3,757	$2,102	$270	$6,129	$14,626	$711,919
Percent of total loans	97.1%	0.5%	0.3%	-%	0.8%	2.1%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2014
Allowance for credit losses:
Beginning balance	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

Charge-offs	(213)	(242)	(35)	(1,019)	(6)	-	(1,515)
Recoveries	1	229	9	24	7	-	270
Net charge-offs	(212)	(13)	(26)	(995)	1	-	(1,245)

Provision	(206)	47	115	935	(39)	(77)	775
Ending balance	$1,830	$2,388	$2,741	$798	$268	$581	$8,606

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2013
Allowance for credit losses:
Beginning balance	$4,346	$4,259	$5,514	$1,216	$301	$87	$15,723

Charge-offs	(18,539)	(4,225)	(4,056)	(196)	(3)	-	(27,019)
Recoveries	3	51	20	47	16	-	137
Net charge-offs	(18,536)	(4,174)	(4,036)	(149)	13	-	(26,882)

Provision	16,180	3,645	2,090	205	(44)	384	22,460
Ending balance	$1,990	$3,730	$3,568	$1,272	$270	$471	$11,301

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(454)	(1,229)	(1,648)	(1,956)	(153)	-	(5,440)
Recoveries	12	335	22	231	21	-	621
Net charge-offs	(442)	(894)	(1,626)	(1,725)	(132)	-	(4,819)

Provision	312	(572)	1,338	1,257	157	208	2,700
Ending balance	$1,830	$2,388	$2,741	$798	$268	$581	$8,606

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991

Charge-offs	(20,048)	(6,114)	(6,003)	(419)	(65)	-	(32,649)
Recoveries	5	349	113	149	33	-	649
Net charge-offs	(20,043)	(5,765)	(5,890)	(270)	(32)	-	(32,000)

Provision	17,646	4,301	5,324	(140)	(105)	284	27,310
Ending balance	$1,990	$3,730	$3,568	$1,272	$270	$471	$11,301

Note 5 – Other Assets

The Company had the following other assets at September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Nonmarketable investment securities	$1,586	$2,058
Accrued interest receivable	2,640	2,561
Deferred income taxes	16,849	19,090
Prepaid expenses	1,310	700
Other assets	6,497	6,673
Total	$28,882	$31,082

As of September 30, 2014, the Company has a net operating loss-related deferred tax asset (“NOL-DTA”) of $11.4 million, which will expire in 2034. Should the Company be unable to sustain the current level of taxable income in the future, the Company may be unable to fully realize the NOL-DTA. In addition, the Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the NOL-DTA. The Company considered the following positive factors in determining the need for a valuation allowance on the NOL-DTA: the Company returned to profitability in 2014; the Company has no plans to enter into stock transactions that would trigger the Section 382 limitation; the Company has no history of an NOL expiring unused. Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past two years, if this trend flattens or reverses, there is a potential that this negative evidence could outweigh the prevailing positive factors. Based on the considerations above, the Company concluded that it would be more likely than not to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Accrued interest payable	$199	$225
Other accounts payable	2,172	3,543
Deferred compensation liability	1,486	1,505
Other liabilities	2,347	1,944
Total	$6,204	$7,217

Note 7 - Stock-Based Compensation

As of September 30, 2014, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$30	$18	$79	$58
Excess tax benefit related to stock-based compensation	-	-	-	26

	September 30,
(Dollars in thousands)	2014	2013
Unrecognized stock-based compensation expense	$92	$112
Weighted average period unrecognized expense is expected to be recognized	1.0 years	1.7 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2014.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	13,930	$8.33
Granted	3,654	9.57
Vested	(3,333)	8.93
Cancelled	-	-
Nonvested at end of period	14,251	$8.51

The fair value of restricted stock awards that vested during the first nine months of 2014 was $30 thousand.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2014.

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	40,662	$6.64
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	40,662	$6.64

Exercisable at end of period	20,331	$6.64

At the end of the third quarter of 2014, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $96 thousand based on the $9.00 market value per share of the Company’s common stock at September 30, 2014. Similarly, the aggregate intrinsic value of the options exercisable was $48 thousand at September 30, 2014. Since there were no options exercised during the first nine months of 2014 or 2013, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At September 30, 2014, the weighted average remaining contract life of options outstanding was 7.5 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Accumulated net unrealized holding gains (losses) on cash flow hedging activities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2013	$(437)	$-	$(437)
Other comprehensive income	192	-	192
Balance, September 30, 2014	$(245)	$-	$(245)

Balance, December 31, 2012	$1,894	$(1,186)	$708
Other comprehensive (loss) income	(1,889)	407	(1,482)
Reclassification of (gains) losses recognized	(545)	779	234
Balance, September 30, 2013	$(540)	$-	$(540)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013. No assets were transferred from one hierarchy level to another during the first nine months of 2014 or 2013.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Securities available for sale:
U.S. Treasury	$5,251	$5,251	$-	$-
U.S. Government agencies	62,197	-	62,197	-
Mortgage-backed	155,203	-	155,203	-
Equity	622	-	622	-
Total	$223,273	$5,251	$218,022	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Securities available for sale:
U.S. Treasury	$5,343	$5,343	$-	$-
U.S. Government agencies	60,444	-	60,444	-
Mortgage-backed	80,713	-	80,713	-
Equity	601	-	601	-
Total	$147,101	$5,343	$141,758	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At September 30, 2014 and December 31, 2013, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale

Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2014, the Company had no loans held for sale. At December 31, 2013, loans held for sale were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2014 and December 31, 2013, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013. No assets were transferred from one hierarchy level to another during the first nine months of 2014 or 2013.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans
Construction	$10,203	$-	$10,203	$-
Residential real estate	18,356	-	18,356	-
Commercial real estate	8,316	-	8,316	-
Commercial	224	-	224	-
Consumer	99	-	99	-
Total impaired loans	37,198	-	37,198	-
Loans held for sale	-	-	-	-
Other real estate owned	4,799	-	4,799	-
Total assets measured at fair value on a nonrecurring basis	$41,997	$-	$41,997	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans
Construction	$5,365	$-	$5,365	$-
Residential real estate	19,463	-	19,463	-
Commercial real estate	14,418	-	14,418	-
Commercial	642	-	642	-
Consumer	43	-	43	-
Total impaired loans	39,931	-	39,931	-
Loans held for sale	3,521	-	3,521	-
Other real estate owned	3,779	-	3,779	-
Total assets measured at fair value on a nonrecurring basis	$47,231	$-	$47,231	$-

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

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$109,639	$109,639	$131,090	$131,090

Level 2 inputs
Investment securities held to maturity	$4,732	$4,754	$5,185	$5,062
Loans, net	696,436	716,187	701,194	721,688

Financial liabilities
Level 2 inputs
Deposits	$940,652	$940,505	$933,468	$934,943
Short-term borrowings	10,755	10,755	10,140	10,140

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

The following table provides information on commitments outstanding at September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$133,085	$116,596
Letters of credit	6,554	10,477
Total	$139,639	$127,073

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

The following table includes selected financial information by business segments for the first nine months of 2014 and 2013.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2014
Interest income	$28,664	$-	$-	$28,664
Interest expense	(3,258)	-	-	(3,258)
Provision for credit losses	(2,700)	-	-	(2,700)
Noninterest income	4,894	8,416	-	13,310
Noninterest expense	(17,235)	(6,789)	(5,827)	(29,851)
Net intersegment (expense) income	(4,919)	(534)	5,453	-
Income (loss) before taxes	5,446	1,093	(374)	6,165
Income tax (expense) benefit	(2,067)	(415)	142	(2,340)
Net income (loss)	$3,379	$678	$(232)	$3,825

Total assets	$1,070,991	$10,292	$15,002	$1,096,285

2013
Interest income	$31,509	$35	$-	$31,544
Interest expense	(5,238)	-	-	(5,238)
Provision for credit losses	(27,310)	-	-	(27,310)
Noninterest income	4,192	9,046	6	13,244
Noninterest expense	(17,449)	(7,638)	(5,131)	(30,218)
Net intersegment (expense) income	(3,982)	(530)	4,512	-
Income (loss) before taxes	(18,278)	913	(613)	(17,978)
Income tax (expense) benefit	7,289	(364)	244	7,169
Net income (loss)	$(10,989)	$549	$(369)	$(10,809)

Total assets	$1,032,956	$15,973	$2,455	$1,051,384

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

Management. Talbot Bank is required to have and retain experienced, qualified management, and to assess management’s ability to (1) comply with the requirements of the Order; (2) operate Talbot Bank in a safe and sound manner; (3) comply with all applicable laws, rules and regulations; and (4) restore all aspects of Talbot Bank to a safe and sound condition, including capital adequacy, asset quality, and management effectiveness. Talbot Bank has implemented certain changes to comply with the Order, which include expanding its credit administration and loan workout units with the addition of experienced new staff members, in an effort to accelerate the resolution of Talbot Bank’s credit issues and position Talbot Bank for future growth. Additionally, Talbot Bank has appointed a chief financial officer.

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

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank was required to meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of September 30, 2014, the leverage ratio and total risk-based capital ratio were 8.69% and 13.85%, respectively, for Talbot Bank, which exceeded the Order’s minimum capital requirements.

Profit and Budget Plan. Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank was and will be required to submit a profit and budget plan to the FDIC and the Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and the Commissioner within 60 days from the effective date of the Order and one which was submitted within 30 days of the end of 2013. The profit and budget plan was approved by the FDIC, additionally the FDIC approved the Talbot Bank capital plan.

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

Goodwill and other intangible assets at September 30, 2014 decreased $2.7 million from the end of 2013 mainly due to the sale of the Company’s wholesale insurance subsidiary, TSGIA, on June 6, 2014.

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

The Company’s deferred tax assets primarily consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. No valuation allowance on these deferred tax assets were recorded at September 30, 2014 and December 31, 2013 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material assumptions: 1) The company was profitable for three of the four quarters in 2013 on a GAAP basis. The loss experienced in the third quarter of 2013 was solely attributable to the Asset Sale which is considered non-recurring. 2) The Company had pre-tax income of $6.2 million for the nine months ended September 30, 2014, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets which include the following: A recovering local economy which has shown signs of improvement over the last two years evidenced by improving trends in real estate values. The potential inability by the Company to execute its Strategic Plan, which has not been evidenced prior to filing the 2013 consolidated financial statements with the Commission.

Based on the aforementioned considerations, the preponderance of positive factors, mitigation of negative factors, and no intensions of planned material non-routine transactions, the Company concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred income taxes.

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

OVERVIEW

The Company reported net income of $1.3 million for the third quarter of 2014, or diluted income per common share of $0.10, compared to net loss of $11.4 million, or diluted loss per common share of $(1.35), for the third quarter of 2013. For the second quarter of 2014, the Company reported net income of $1.305 million, or diluted income per common share of $0.13. When comparing the third quarter of 2014 to the third quarter of 2013, the primary reason for the improved results were a $21.7 million decline in the provision for credit losses. When comparing the third quarter of 2014 to the second quarter of 2014, the primary reasons net income decreased was due to a onetime severance charge resulting in an increase in salaries and wage expense in the third quarter of $397 thousand, which was mainly offset by an increase in net interest income of $189 thousand and a decrease in credit loss provision of $175 thousand.

For the first nine months of 2014, the Company reported net income of $3.8 million, or diluted income per common share of $0.37, compared to a net loss of $10.8 million, or diluted loss per common share of $(1.28), for the first nine months of 2013. Earnings improved due to a decline in the provision for credit losses of $24.6 million partially offset by a decrease in net interest income of $900 thousand.

Much of the improvement in the third quarter of 2014 when compared to the third quarter of 2013, and the first nine months of 2014 when compared to the first nine months of 2013 was due to lower credit-related expenses as a result of the execution of an agreement to sell loans and other real estate owned (the “Asset Sale”) by one of the Company’s banking subsidiaries, The Talbot Bank of Easton, which was recorded in the third quarter of 2013 and completed during the fourth quarter of 2013. Per the agreement, assets included in the Asset Sale had an aggregate book value of $45.0 million, which consisted of nonaccrual loans ($11.1 million), accruing TDRs ($30.4 million), adversely classified performing loans ($1.8 million) and other real estate owned ($1.7 million). Subsequently, $3.5 million in loans included in the agreement were not sold. These loans were reclassified from loans held for sale at December 31, 2013 to loans at March 31, 2014. With the Asset Sale, the Company has refocused its efforts on healthy loan originations and overall business development, however, the slowly improving local economy is delaying any substantial progress.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $8.6 million for the third quarter of 2014 and $8.8 million for the third quarter of 2013. Tax-equivalent net interest income was $8.4 million for the second quarter of 2014. The decrease in net interest income for the third quarter of 2014 when compared to the third quarter of 2013 was primarily due to lower volumes of and yields earned on loans, partially offset by lower volumes of and rates paid on time deposits, and money market and savings deposits. The increase in net interest income for the third quarter of 2014 when compared to the second quarter of 2014 was primarily due to higher volumes of and yields earned on average investment securities and lower volumes of and rates paid on average time deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.38% for the third quarter of 2014, compared to 3.54% for the third quarter of 2013 and 3.49% for the second quarter of 2014. The lower net interest margin for the third quarter of 2014 when compared to the third quarter of 2013 and the second quarter of 2014 was mainly due to lower volumes of and yields earned on loans, partially offset by higher volumes of and rates paid on investment securities.

On a tax-equivalent basis, interest income declined $496 thousand, or 4.9%, for the third quarter of 2014 when compared to the third quarter of 2013. The decrease in interest income was primarily due to a 8.6% decline in average loan balances as the result of the Asset Sale and loan charge-offs occurring in the third quarter of 2013 coupled with the yield earned on loans declining from 5.03% to 4.95%. The decrease in interest income from loans was partially offset by an increase in interest on taxable securities of $493 thousand, or 138%, and the yield earned on these securities increasing from 1.15% to 1.53%. Although the average balances of the remaining components of average earning assets (i.e., tax-exempt securities, federal funds sold and interest bearing deposits with other banks) decreased $8.5 million, the yields earned declined 10 basis points, which in aggregate decreased interest income $10 thousand. Tax-equivalent interest income increased $163 thousand, or 1.7%, when compared to the second quarter of 2014 mainly due to higher volumes of and yields earned on average investment securities, which were partially offset by lower yields on loans.

Interest expense decreased $304 thousand, or 22.5%, when comparing the third quarter of 2014 to the third quarter of 2013. The decrease in interest expense was due to a 14 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 2.3% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended September 30, 2014, the rates paid on time deposits decreased 19 basis points and the average balances of these deposits decreased $45 million, or 11.5%, when compared to the same period last year, which reduced interest expense $306 thousand. The decrease in average time deposits reflected a reduction in the Company’s liquidity needs and the lower rates reflected current market conditions. Additionally, the rates paid on demand deposits decreased 2 basis points and the average balances of these deposits increased $10.9 million, or 6.4%, which reduced interest expense $3 thousand. When comparing the third quarter of 2014 to the second quarter of 2014, interest expense decreased $26 thousand, or 2.4%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2014 and 2013.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$705,637	$8,809	4.95%	$772,008	$9,789	5.03%
Investment securities:
Taxable	221,105	850	1.53	123,499	357	1.15
Tax-exempt	432	5	4.16	521	7	5.27
Federal funds sold	1,378	1	0.06	1,618	-	0.07
Interest-bearing deposits	87,215	44	0.20	95,422	53	0.22
Total earning assets	1,015,767	9,709	3.79%	993,068	10,206	4.08%
Cash and due from banks	24,445			22,088
Other assets	61,989			65,001
Allowance for credit losses	(9,098)			(15,238)
Total assets	$1,093,103			$1,064,919

Interest-bearing liabilities
Demand deposits	$183,094	65	0.14%	$172,143	68	0.16%
Money market and savings deposits	225,670	69	0.12	207,162	62	0.12
Certificates of deposit $100,000 or more	166,806	467	1.11	198,495	614	1.23
Other time deposits	179,533	445	0.98	192,878	604	1.24
Interest-bearing deposits	755,103	1,046	0.55	770,678	1,348	0.69
Short-term borrowings	7,946	4	0.21	10,695	6	0.23
Total interest-bearing liabilities	763,049	1,050	0.55%	781,373	1,354	0.69%
Noninterest-bearing deposits	185,209			162,189
Other liabilities	6,230			7,453
Stockholders’ equity	138,615			113,904
Total liabilities and stockholders’ equity	$1,093,103			$1,064,919

Net interest spread		$8,659	3.24%		$8,852	3.39%
Net interest margin			3.38%			3.54%

Tax-equivalent adjustment
Loans		$22			$22
Investment securities		2			2
Total		$24			$24

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Tax-equivalent net interest income for the nine months ended September 30, 2014 was $25.5 million, as seen in the table below. This represented a decrease of $909 thousand, or 3.4%, when compared to the same period last year. The decrease was mainly due to lower volumes of and yields earned on average loans, partially offset by lower volumes of and rates paid on time deposits and money market and savings deposits. This resulted in a decrease in the net interest margin to 3.46% for the first nine months of 2014 from the 3.48% for the first nine months of 2013.

On a tax-equivalent basis, interest income was $28.7 million for the first nine months of 2014, a decrease of $2.9 million, or 9.1%, when compared to the first nine months of 2013, mainly due to the impact of loan activity. For the first nine months of 2014, average loans declined 9.4% and the related yield declined 10 basis points when compared to the same period in 2013.

Interest expense was $3.3 million for the nine months ended September 30, 2014, a decrease of $2.0 million, or 37.8%, when compared to the same period last year. Average interest-bearing liabilities decreased $45.9 million, or 5.7%, while rates paid declined 30 basis points to 0.57% primarily due to time deposit, and money market and savings deposit activity. For the first nine months of 2014, the average balance of time deposits decreased $47.6 million, or 11.8%, when compared to the same period last year, and the average rate paid on these deposits declined 26 basis points, which reduced interest expense $1.1 million. For the nine months ended September 30, 2014, the average balance of money market and savings deposits decreased $2.4 million, or 1.1%, when compared to the same period last year, and the average rate paid on these deposits declined 49 basis points, which reduced interest expense $819 thousand. The decrease in average time deposits reflected a reduction in the Company’s liquidity needs while the lower rates reflected current market conditions, the decrease in money market and savings deposits and interest expense was due to terminating interest rate caps associated with the deposits from the Promontory Insured Network Deposits Program (“IND Program”), which was fully exited in June 2013.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$707,347	$26,539	5.02%	$780,359	$29,887	5.12%
Investment securities:
Taxable	186,694	2,040	1.46	136,680	1,568	1.53
Tax-exempt	432	14	4.21	560	21	4.97
Federal funds sold	1,519	1	0.05	4,241	3	0.10
Interest-bearing deposits	88,405	139	0.21	92,403	143	0.21
Total earning assets	984,397	28,733	3.90%	1,014,243	31,622	4.17%
Cash and due from banks	22,516			23,177
Other assets	65,154			67,036
Allowance for credit losses	(9,801)			(16,306)
Total assets	$1,062,266			$1,088,150

Interest-bearing liabilities
Demand deposits	$176,000	187	0.14%	$169,476	200	0.16%
Money market and savings deposits (4)	222,979	202	0.12	225,351	1,021	0.61
Certificates of deposit $100,000 or more	172,422	1,444	1.12	206,076	2,024	1.31
Other time deposits	183,259	1,411	1.03	197,201	1,973	1.34
Interest-bearing deposits	754,660	3,244	0.57	798,104	5,218	0.87
Short-term borrowings	8,636	14	0.22	11,140	20	0.25
Total interest-bearing liabilities	763,296	3,258	0.57%	809,244	5,238	0.87%
Noninterest-bearing deposits	171,761			156,286
Other liabilities	7,029			8,500
Stockholders’ equity	120,180			114,120
Total liabilities and stockholders’ equity	$1,062,266			$1,088,150

Net interest spread		$25,475	3.33%		$26,384	3.30%
Net interest margin			3.46%			3.48%

Tax-equivalent adjustment
Loans		$65			$71
Investment securities		5			7
Total		$70			$78

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.
(4)	Interest on money market and savings deposits for the nine months ended September 30, 2013 included an adjustment to expense related to interest rate caps and the hedged deposits from the IND Program associated with them. This adjustment increased interest expense $819 thousand for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 did not reflect this adjustment because the interest rate caps were terminated in June of 2013.

Noninterest Income

Total noninterest income for the third quarter of 2014 decreased $798 thousand, or 16.7%, when compared to the third quarter of 2013. Included in total noninterest income for the third quarter of 2013 was a $297 thousand nonrecurring adjustment from an insurance investment and a loss of commission income of $756 thousand due to the sale of Tri-State General Insurance Agency, LTD (“TSGIA”), the Company’s wholesale insurance subsidiary, in June of 2014. These losses were partially offset by increases in retail commissions of $208 thousand. When compared to the second quarter of 2014, noninterest income declined $534 thousand, or 11.8%, for the third quarter of 2014. The decrease from the second quarter of 2014 was primarily due to the TSGIA sale which resulted in a decline in insurance agency commissions of $728 thousand and a gain on sale of $114 thousand, partially offset by an increase in retail commissions of $370 thousand.

Total noninterest income for the nine months ended September 30, 2014 increased $66 thousand, or 0.5%, when compared to the same period in 2013. Included in total noninterest income for the first nine months of 2013 were the $1.3 million loss incurred to terminate interest rate caps and the $913 thousand in gains on sales of investment securities. In addition, the losses on insurance agency commissions and investment fee income as the result of the TSGIA sale mentioned above, were partially offset by the gain on the sale of TSGIA of $114 thousand and an increase in trust and investment fee income of $198 thousand resulting in a slight increase in total noninterest income for the first nine months of 2014 when compared to the first nine months of 2013.

Noninterest Expense

Total noninterest expense for the third quarter of 2014 decreased $149 thousand, or 1.5%, when compared to the third quarter of 2013 and declined $98 thousand, or 1.0%, when compared to the second quarter of 2014. The primary reason for the decrease in total noninterest expense from the third quarter of 2013 was the decline in insurance agency commission expenses of $409 thousand resulting from the TSGIA sale noted above, which was partially offset by an increase in salary and wages of $269 thousand due to a one-time cost of severance and related benefits for the former Chief Executive Officer of CNB, one of the Company’s two banking subsidiaries, in September of 2014. The decrease from the second quarter of 2014 was primarily due to a decline in operating expenses of $836 thousand which was attributed to the TSGIA sale. This decline was somewhat offset by the increase in salary and wages expense of $397 thousand noted above for the one-time severance cost and $189 thousand in write-downs of other real estate owned.

Total noninterest expense for the nine months ended September 30, 2014 declined $367 thousand, or 1.2%, when compared to the same period in 2013. The decreases were primarily due to lower write-downs of other real estate owned of $481 thousand, or 50.8%, and the decrease in insurance agency commission expenses of $422 thousand, or 31.8% due to the sale of TSGIA, which was partially offset by higher expenses in salaries and wages of $285 thousand, or 2.2% relating to the one-time severance cost noted above.

Income Taxes

For the third quarter of 2014 and 2013, the Company reported income tax expense of $774 thousand and a tax benefit of $7.4 million, respectively, while the effective tax rate was 38% and 39.4%, respectively. For the first nine months of 2014 and 2013, the Company reported income tax expense of $2.3 million and income tax benefit of $7.2 million, respectively, while the effective tax rate was 38% and 39.9%, respectively. The lower tax rates for the third quarter and first nine months of 2014 when compared to the same periods in 2013 were due to the impact of the tax benefits of the Company’s affiliates with pretax losses which partially offset the tax expense of the affiliates with pretax income.

The Company has net operating loss carryforwards (“NOLs”) for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code (“IRC”), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public “groups” of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the stock sale in June, 2014 and other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 40% for the three-year period ended September 30, 2014. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II - Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans, including loans held for sale, totaled $705 million at September 30, 2014 and $715.4 million at December 31, 2013, a decline of $10.4 million, or 1.5%. At December 31, 2013, $3.5 million of nonaccrual construction loans were classified as held for sale and were reclassified to loans during the first quarter of 2014. Commercial real estate loans reflected the largest decline ($6.8 million) from the end of 2013 primarily due to net loan repayments and charge-offs. Overall loan growth has been impacted by the lack of high quality loan opportunities in the local economy. The decline in commercial real estate loans were partially offset by increases in residential real estate loans of $1.6 million and construction loans of $2.8 million. Loans included deferred costs, net of deferred fees, of $355 thousand at September 30, 2014 and $341 thousand at December 31, 2013. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $67.3 million , or 9.6% of total loans, at September 30, 2014, similar to the $68.1 million, or 9.5% of total loans, including loans held for sale, at December 31, 2013. Commercial real estate loans were $297.8 million, or 42.2% of total loans, at September 30, 2014, compared to $304.6 million, or 42.6% of total loans, including loans held for sale, at December 31, 2013.

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

The provision for credit losses was $775 thousand for the third quarter of 2014, $22.5 million for the third quarter of 2013 and $950 thousand for the second quarter of 2014. The lower level of provision for credit losses when comparing the third quarter of 2014 to the third quarter of 2013 was primarily due to decreases in loan charge-offs and nonaccrual loans. The lower level of provision for credit losses when comparing the third quarter of 2014 to the second quarter of 2014 was primarily due to declines in nonaccrual loans. The provision for credit losses for the first nine months of 2014 declined to $2.7 million from $27.3 million for the first nine months of 2013.

Net charge-offs were $1.2 million for the third quarter of 2014 and $26.9 million for the third quarter of 2013, as shown in the following table. Net charge-offs were $1.9 million for the second quarter of 2014. Net charge-offs were $4.8 million and $32 million for the first nine months of 2014 and 2013, respectively. Management remains focused on its efforts to dispose of problem loans and to charge off nonperforming assets as rapidly as possible, to enable the Company to continue to improve its overall credit quality and reduce problem loans. The allowance for credit losses as a percentage of period-end loans was 1.22% for the third quarter of 2014, lower than the 1.57% for the third quarter of 2013 and 1.28% for the second quarter of 2014, which reflects improved credit quality in the loan portfolio. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2014.

The following table presents a summary of the activity in the allowance for credit losses for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance balance – beginning of period	$9,076	$15,723	$10,725	$15,991
Charge-offs:
Construction	(213)	(18,539)	(454)	(20,048)
Residential real estate	(242)	(4,225)	(1,229)	(6,114)
Commercial real estate	(35)	(4,056)	(1,648)	(6,003)
Commercial	(1,019)	(196)	(1,956)	(419)
Consumer	(6)	(3)	(153)	(65)
Totals	(1,515)	(27,019)	(5,440)	(32,649)
Recoveries:
Construction	1	3	12	5
Residential real estate	229	51	335	349
Commercial real estate	9	20	22	113
Commercial	24	47	231	149
Consumer	7	16	21	33
Totals	270	137	621	649
Net charge-offs	(1,245)	(26,882)	(4,819)	(32,000)
Provision for credit losses	775	22,460	2,700	27,310
Allowance balance – end of period	$8,606	$11,301	$8,606	$11,301

Average loans outstanding during the period	$705,637	$772,008	$707,347	$780,359
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.70%	13.81%	0.91%	5.48%
Allowance for credit losses at period end as a percentage of average loans	1.22%	1.46%	1.22%	1.45%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased to $17.5 million at September 30, 2014 from $22.2 million at December 31, 2013, primarily due to a $5.4 million decline in nonaccrual loans, including nonaccrual loans held for sale. In addition, accruing TDRs declined $842 thousand to $25.2 million at September 30, 2014 from $26.1 million at December 31, 2013. The ratio of nonaccrual loans to total assets improved to 1.16% at September 30, 2014 from 1.72% at December 31, 2013. In addition, the ratio of accruing TDRs to total assets improved to 2.30% at September 30, 2014 from 2.47% at December 31, 2013.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale
Construction	$7,001	$3,949
Residential real estate	2,373	5,166
Commercial real estate	2,756	4,671
Commercial	465	792
Consumer	123	48
Total nonaccrual loans excluding nonaccrual loans held for sale	12,718	14,626
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	20
Commercial real estate	-	-
Commercial	-	250
Consumer	-	-
Total loans 90 days or more past due and still accruing	-	270
Other real estate owned	4,799	3,779
Total nonperforming assets excluding nonaccrual loans held for sale	17,517	18,675
Nonaccrual loans held for sale	-	3,521
Total nonperforming assets including nonaccrual loans held for sale	$17,517	$22,196

Accruing TDRs
Construction	$3,403	$1,620
Residential real estate	16,225	14,582
Commercial real estate	5,566	9,791
Commercial	52	95
Consumer	-	-
Total accruing TDRs	$25,246	$26,088

Total nonperforming assets and accruing TDRs excluding nonaccrual loans held for sale	$42,763	$44,763
Nonaccrual loans held for sale	-	3,521
Total nonperforming assets and accruing TDRs including nonaccrual loans held for sale	$42,763	$48,284

As a percent of total loans (1):
Nonaccrual loans	1.80%	2.54%
Accruing TDRs	3.58%	3.65%
Nonaccrual loans and accruing TDRs	5.38%	6.19%

As a percent of total loans and other real estate owned (1):
Nonperforming assets	2.47%	3.09%
Nonperforming assets and accruing TDRs	6.02%	6.72%

As a percent of total assets:
Nonaccrual loans	1.16%	1.72%
Nonperforming assets	1.60%	2.11%
Accruing TDRs	2.30%	2.47%
Nonperforming assets and accruing TDRs	3.90%	4.58%

(1)	The calculations for December 31, 2013 include loans held for sale that were reclassified to loans during the first quarter of 2014.
38

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2014, 98% of the portfolio was classified as available for sale and 2% as held to maturity, similar to the 97% and 3%, respectively, at December 31, 2013. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3, “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $228.0 million at September 30, 2014, a $75.7 million, or 43%, increase since December 31, 2013. The increase was mainly in mortgage-backed securities due to purchases that were partly funded by the proceeds from the stock sale. At the end of September 2014, 69.5% of the securities available for sale were mortgage-backed, 27.9% were U.S. Government agencies and 2.4% were U.S. Treasuries, compared to 54.9%, 41.1% and 3.6%, respectively, at year-end 2013. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2014 were $940.7 million, a $7.2 million, or 0.8%, increase when compared to the level at December 31, 2013. The increase in total deposits was mainly due to an increase in noninterest-bearing demand deposits of $17.4 million and money market and savings deposits of $13.7 million, which were partially offset by a decline in time deposits of $29.8 million.

Short-Term Borrowings

Short-term borrowings at September 30, 2014 and December 31, 2013 were $10.8 million and $10.1 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2014 and December 31, 2013, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash was $21.5 million for the first nine months of 2014 compared to a net decrease in cash of $93.3 million for the first nine months of 2013. The decline in cash in 2014 was mainly due to the purchase of investment securities that were partly funded by the proceeds from the stock sale. The decline in cash in 2013 was primarily due to a reduction in money market deposit accounts as a result of fully exiting the IND Program in June 2013.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both September 30, 2014 and December 31, 2013. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $83 million and $46.9 million at September 30, 2014 and December 31, 2013, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB, whereas Talbot Bank is required to provide specific loans and cash or investment securities as collateral due to its current credit rating with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $35.4 million to $138.7 million at September 30, 2014 when compared to December 31, 2013 primarily due to the proceeds from the stock sale and current year’s earnings. Due to the success of the stock sale, total stockholders’ equity to total assets increased to 12.65% at September 30, 2014 from 9.80% at December 31, 2013, providing additional capital strength to the Company and its subsidiaries.

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

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of September 30, 2014 and December 31, 2013.

	Tier 1	Tier 1	Total
	leverage	risk-based	risk-based
September 30, 2014	ratio	capital ratio	capital ratio
Company	10.38%	15.09%	16.32%
Talbot Bank	8.69%	12.60%	13.85%
CNB	9.16%	13.59%	14.84%

	Tier 1	Tier 1	Total
	leverage	risk-based	risk-based
December 31, 2013	ratio	capital ratio	capital ratio
Company	7.03%	10.09%	11.34%
Talbot Bank	4.98%	6.92%	8.17%
CNB	9.16%	13.82%	15.07%

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2014 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2014.

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

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2013. Other than as set forth below, Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

The change of control rules under Section 382 of the Internal Revenue Code may limit the Company’s ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to reduce future tax payments which may have an adverse impact on the Company’s results of operations.

The Company has NOLs for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the IRC, if the Company were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the IRC. The annual limit generally would equal the product of the applicable federal long term tax exempt rate and the value of the Company’s capital stock immediately before the ownership change. Due to the stock sale in June, 2014 and other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 40% for the three-year period ended September 30, 2014.

If the Company experiences an ownership change, the resulting annual limit on the use of its NOLs could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of public trading in the Company’s stock is largely outside its control, and the determination of whether an ownership change has occurred is complex. No assurance can be given that the Company will not in the future undergo an ownership change that would have an adverse effect on its results of operations and the value of its stock.

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

SHORE BANCSHARES, INC.

Date: November 12, 2014	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By:	/s/ George S. Rapp
George S. Rapp
Vice President & Chief Financial Officer
(Principal Financial Officer)
41

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

