Form 10-K
period 2014-12-31
SHORE BANCSHARES INC
filed 2015-03-13
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $111,512,355.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 12,625,276 as of February 28, 2015.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2015 Annual Meeting of Stockholders.

i

This Annual Report on Form 10-K of Shore Bancshares, Inc. (the “Company” and “we,” “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, expected operating results and the assumptions upon which those statements are based. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

ii

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

iii

PART I

Item 1. Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company’s primary business is acting as the parent company to several financial institution and insurance entities. The Company engages in the banking business through CNB, a Maryland commercial bank with trust powers and The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”). As used in this annual report, the term “Banks” refers to CNB and Talbot Bank and Felton Bank for periods prior to January 1, 2011 and to CNB and Talbot Bank for all other periods.

The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; a insurance premium finance company, Mubell Finance, LLC, a Maryland limited liability company, (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”). The Company owned a wholesale insurance company, Tri-State General Insurance Agency, LTD (“TSGIA”), whose assets and liabilities were sold on June 6, 2014, and subsequently became known as SHB2, Inc.

The Company has three inactive subsidiaries, SHBI, Inc. and SHB2, Inc. (formerly known as TSGIA, Inc. and Tri-State General Insurance, LTD), and Wye Financial Services, Inc. all of which were organized under Maryland law.

The Company dissolved its subsidiary, Shore Pension Services, LLC and allowed the charter to expire and be classified as forfeiture status for its subsidiary Wye Mortgage, LLC.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures.

During the second quarter of 2014, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share (the “stock sale”). The Company received $31.3 million in net proceeds after deducting certain direct costs related to the stock sale, primarily underwriting discounts and commissions. The Company contributed $20.0 million of the net proceeds to Talbot Bank to satisfy regulatory capital requirements, with the remaining proceeds used for general corporate purposes.

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the three years ended December 31, 2014 is provided in Note 26 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Banking Products and Services

CNB is a Maryland chartered commercial bank with trust powers that commenced operations in 1876. CNB was originally chartered as a national banking association but converted to its present charter effective January 1, 2010. Talbot Bank is a Maryland chartered commercial bank that commenced operations in 1885 and was acquired by the Company in its December 2000 merger with Talbot Bancshares, Inc. The Banks operate 18 full service branches and 20 ATMs and provide a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Banks are independent community banks that serve businesses and individuals in their respective market areas. Services offered are essentially the same as those offered by larger regional institutions that compete with the Banks. Services provided to businesses include commercial checking, savings, certificates of deposit and overnight investment sweep accounts. The Banks offer all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition and development, construction loans and letters of credit. Merchant credit card clearing services are available as well as direct deposit of payroll, internet banking and telephone banking services.

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

Lending Activities

The Banks originate secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent upon the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Banks’ general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

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

The Banks originate fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent upon the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy, among other factors. Underwriting standards recommend loan to value ratios not to exceed 80% at origination based on appraisals performed by approved appraisers. The Banks rely on title insurance to protect their lien priorities and protect the property securing the loans by requiring fire and casualty insurance.

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

Internet Access to Company Documents.  The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its web site at www.shorebancshares.com. After accessing the web site, the filings are available upon selecting “Investor Relations Documents.” Reports available include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Insurance Activities

The Avon-Dixon Agency, LLC, Elliott Wilson Insurance, LLC, and Mubell Finance, LLC were formed as a result of the Company’s acquisition of the assets of The Avon-Dixon Agency, Inc., Elliott Wilson Insurance, Inc., Avon-Dixon Financial Services, Inc., Joseph M. George & Son, Inc. and 59th Street Finance Company on May 1, 2002. In November 2002, The Avon-Dixon Agency, LLC acquired certain assets of W. M. Freestate & Son, Inc., a full-service insurance producer firm located in Centreville, Maryland. Jack Martin & Associates, Inc., Tri-State General Insurance Agency, LTD, Tri-State General Insurance Agency of New Jersey, Inc., and Tri-State General Insurance Agency of Virginia, Inc. were acquired on October 1, 2007. On June 6, 2014, the Company sold the assets and liabilities of its wholesale insurance subsidiary, Tri-State General Insurance Agency, LTD and changed the name to SHB2, Inc.

The Insurance Subsidiaries offer a full range of insurance products and services to customers, including insurance premium financing.

Seasonality

Management does not believe that our business activities are seasonal in nature.

Employees

At February 28, 2015, we employed 309 persons, of which 279 were employed on a full-time basis.

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

To compete with other financial services providers, we rely principally upon local promotional activities, including advertisements in local newspapers, trade journals and other publications and on the radio, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers’ needs. In those instances in which we are unable to accommodate the needs of a customer, we will arrange for those services to be provided by other financial services providers with whom we have a relationship. We additionally rely on referrals from satisfied customers.

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2014, the most recent date for which comparative information is available.

Kent County, Maryland	Deposits	% of Total
	(in thousands)
Peoples Bank of Kent County, Maryland	$176,979	32.75%
PNC Bank, NA	150,145	27.79
Branch Banking & Trust	77,011	14.25
Chesapeake Bank & Trust Co.	63,993	11.84
CNB	45,533	8.43
SunTrust Bank	26,674	4.94
Total	$540,335	100.00%

Source:  FDIC DataBook

Queen Anne’s County, Maryland	Deposits	% of Total
	(in thousands)
The Queenstown Bank of Maryland	$348,228	38.34%
CNB	242,508	26.70
Bank of America, NA	73,036	8.04
PNC Bank, NA	64,589	7.11
M&T	58,300	6.42
First National Bank of Pennsylvania	43,544	4.79
Branch Banking & Trust	25,456	2.80
Capital One Bank, NA	24,443	2.69
Peoples Bank	20,635	2.27
Sun Trust Bank	7,611	0.84
Total	$908,350	100.00%

Source:  FDIC DataBook

Caroline County, Maryland	Deposits	% of Total
	(in thousands)
Provident State Bank, Inc.	$155,293	41.93%
PNC Bank, NA	94,348	25.48
CNB	60,811	16.42
M&T	27,450	7.41
Branch Banking & Trust	26,283	7.10
The Queenstown Bank of Maryland	6,157	1.66
Total	$370,342	100.00%

Source:  FDIC DataBook

Talbot County, Maryland	Deposits	% of Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$474,266	40.93%
Bank of America, NA	168,721	14.56
PNC Bank, NA	139,848	12.07
Easton Bank & Trust	118,374	10.22
Branch Banking & Trust	69,066	5.96
M&T	52,497	4.53
The Queenstown Bank of Maryland	47,011	4.06
SunTrust Bank	35,215	3.04
Capital One Bank, NA	27,271	2.35
Provident State Bank, Inc.	26,510	2.28
Total	$1,158,779	100.00%

Source:  FDIC DataBook

Dorchester County, Maryland	Deposits	% of Total
	(in thousands)
The National Bank of Cambridge	$167,980	30.78%
Hebron Savings Bank	116,559	21.36
Provident State Bank, Inc.	72,245	13.24
Branch Banking & Trust	58,043	10.63
M&T	37,484	6.87
The Talbot Bank of Easton, Maryland	35,766	6.55
Bank of America, NA	31,683	5.81
SunTrust Bank	26,019	4.76
Total	$545,779	100.00%

Source:  FDIC DataBook

Kent County, Delaware	Deposits	% of Total
	(in thousands)
M&T	$511,858	27.75%
PNC Bank Delaware	344,411	18.67
WSFS Bank	244,124	13.24
RBS Citizens NA	176,683	9.58
Wells Fargo	166,496	9.03
Wilmington Savings Fund Society	139,587	7.57
CNB	71,786	3.89
TD Bank National Assn	61,193	3.32
Artisans Bank	48,689	2.64
County Bank	40,134	2.18
Midcoast Community Bank	31,516	1.71
Fort Sill National Bank	8,034	0.42
Total	$1,844,511	100.00%

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

CNB and Talbot Bank are Maryland chartered commercial banks subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The primary federal regulator of CNB is the FRB. The primary federal regulator of Talbot Bank is the FDIC, which is also entitled to conduct regular examinations. The deposits of the Banks are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations. In addition to the foregoing, the Banks are subject to numerous state and federal statutes and regulations that affect the business of banking generally.

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

Regulation of Financial Holding Companies

In November 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with new expedited notice procedures. The Company is a financial holding company.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape that impacts all financial institutions, including the Company and the Banks. The Dodd-Frank Act directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future the Company could be required to provide financial assistance to the Banks should they experience financial distress.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans and the establishment of the Consumer Financial Protection Bureau (“CFPB”).

The full impact of the Dodd-Frank Act on our business and operations will not be known for years until all regulations implementing the statute are written and adopted. The Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and its regulations and make any necessary changes to our product offerings and operations. These impacts may be material.

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

As of December 31, 2014, Talbot Bank was categorized as “adequately capitalized” and CNB as “well capitalized.” Talbot Bank would be considered “well capitalized” based on its capital ratios as of December 31, 2014, however, must remain in the “adequately capitalized” category until the consent order is terminated by the FDIC and the Commissioner. For more information regarding the consent order, see “Regulatory Enforcement Actions” herein and Note 1 to the Consolidated Financial Statements under the caption “Regulatory Enforcement Actions.” For more information regarding the capital condition of the Company, see Note 17 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% of risk-weighted assets and be phased in over a four-year period, increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019.

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

Management believes that the Company will meet all capital adequacy requirements under the Basel III Capital Rules.

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

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The Banks expensed a total of $1.6 million in FDIC premiums during 2014. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2014, the FICO assessment was equal to 0.150 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The FRB released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to now include banks like the Banks, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions.

On December 10, 2013, the U.S. federal banking agencies, including the FRB, adopted a final rule implementing the Volcker Rule. Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size. Banking entities with total assets of $10 billion or more that engage in activities subject to the Volcker Rule will be required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the FRB announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the U.S. federal banking agencies, the SEC, and the Commodity Futures Trading Commission issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations (“CDOs”) backed by trust preferred securities if the CDO meets certain requirements.

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

Allowance for Loan and Lease Losses.  Within 60 days of the effective date of the Order, the boards of directors were required to review the adequacy of the allowance for loan and lease losses (the “ALLL”), establish a policy for determining the adequacy of the ALLL and submit such ALLL policy to the FDIC and the Commissioner. Talbot Bank amended its ALLL policy to comply with the terms of the Order and submitted the updated policy to the FDIC and the Commissioner in accordance with the Order.

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

Loan Review Program.  Within 30 days from the effective date of the Order, the Board was required to establish a program of independent loan review that will provide for a periodic review of Talbot Bank’s loan portfolio and the identification and categorization of problem credits (the “Loan Review Program”) and submit the Loan Review Program to the FDIC and the Commissioner. Talbot Bank enhanced its existing Loan Review Program and submitted it to the FDIC and the Commissioner in accordance with the terms of the Order.

Capital Requirements.  Within 90 days from the effective date of the Order, Talbot Bank was required to meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of December 31, 2014, the leverage ratio and total risk-based capital ratio were 8.91% and 14.16%, respectively, for Talbot Bank, which exceeded the Order’s minimum capital requirements.

Profit and Budget Plan.  Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank was required to, and will on an ongoing basis, submit a profit and budget plan to the FDIC and the Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and the Commissioner within 60 days from the effective date of the Order and one which was submitted within 30 days of the end of 2014. The profit and budget plan was approved by the FDIC; additionally the FDIC approved the Talbot Bank capital plan.

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

Item 1A. RISK FACTORS.

An investment in our common stock involves significant risks. You should consider carefully the risk factors included below together with all of the information included in or incorporated by reference into this annual report, as the same may be updated from time to time by our future filings with the SEC under the Exchange Act, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. In such case, you may lose all or a substantial part of your investment.

Risks Relating to Our Business

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

The Banks are operating in an economic climate which is still in the early stages of rebounding from one of the largest financial crisis in U.S. history. Although national indexes reflect modest overall increases in the housing market, home prices, and the unemployment rate, the local environment in which the Banks operate have continued to lag national averages. While conditions appear to have begun to improve, the post crisis regulatory environment has remained stringent on the Banks, coupled with low interest rates which limit the profitability on lending opportunities. New stringent regulatory policies or a return to declines in the real estate market and constrained financial markets could have an adverse effect on the Banks’ borrowers or their customers, which would adversely affect our financial condition and results of operations. For example, deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•	Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;
•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;
•	Demand for our products and services may decline;
•	Collateral for loans made by us may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment;
•	Our loan customers may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral;
•	The processes we use to estimate the allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;
•	A reduction in the size, spending or employment levels of the federal, state and/or local governments in the Washington, DC metropolitan area could have a negative effect on the economy of the region, on our customers, and on real estate prices;

•	Continued erratic fluctuations in the market, and loss of confidence in the banking system, could require the Banks to pay higher interest rates to obtain deposits to meet the needs of their depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Banks may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and
•	Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

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

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.

In the case of real estate acquisition, construction and development projects that we had financed, challenging economic conditions caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Banks, had been unable to recover the full amount due under their loans when forced to foreclose on and sell real estate collateral. As a result, the Banks had realized significant impairments and losses in their loan portfolios, which had materially and adversely impacted our financial condition and results of operations. Management cannot predict the extent to which these conditions may cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Based on our concentration of commercial real estate and construction lending as of December 31, 2014, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective to prevent losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in interest rates, particularly by the Federal Reserve Board, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve Board may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

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

We may not be successful if we are not able to grow our subsidiaries and their businesses.

Our primary business activity for the foreseeable future will be to act as the holding company of CNB, Talbot Bank, and our other subsidiaries. Therefore, our future profitability will depend on the success and growth of these subsidiaries.

The market value of our investments might decline.

As of December 31, 2014, we had classified 98% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

CNB and Talbot Bank are members of the FHLB of Atlanta. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Accordingly, our investments include stock issued by the FHLB of Atlanta. These investments could be subject to future impairment charges and there can be no guaranty of future dividends.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2014, we had recorded goodwill of $11.9 million and other intangible assets of $1.3 million, representing approximately 8.5% and 0.95% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2014, our deferred tax assets were approximately $15.7 million. There was no valuation allowance for deferred taxes recorded at December 31, 2014 as management believes it is more likely than not that all of the deferred taxes will be realized because they were supported by positive evidence such as the expected generation of a sufficient level of future taxable income from operations and tax planning strategies.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition. See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for further information.

The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use our net operating loss carryforwards (“NOLs”) and other tax attributes to reduce future tax payments which may have an adverse impact on our results of operations.

We have NOLs for federal and state income tax purposes that can be utilized to offset future taxable income. Our use of the NOLs would be limited, however, under Section 382 of the IRC, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the IRC. The annual limit generally would equal the product of the applicable federal long term tax exempt rate and the value of our capital stock immediately before the ownership change. Due to the stock sale in June, 2014 and other ownership changes by shareholders owning 5% or more of our common stock, we estimate that we have experienced an ownership change of approximately 44% within the three-year period ended December 31, 2014.

If we experience an ownership change, the resulting annual limit on the use of its NOLs could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of public trading in our stock is largely outside our control, and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not in the future undergo an ownership change that would have an adverse effect on its results of operations and the value of our stock.

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

Many of our competitors are well-established, larger financial institutions and many offer products and services that we do not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. Some of our competitors are not subject to the same regulations that are imposed on us, including credit unions that do not pay federal income tax, and, therefore, have regulatory advantage over us in accessing funding and in providing various services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing, clients may reduce or limit our net income and our market share and may adversely affect our results of operations, financial condition and growth.

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

We may be subject to other adverse claims.

We may from time to time be subject to claims from customers for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate us or our subsidiaries from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce our profitability and hurt our financial condition.

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

We rely heavily on communications and information systems to conduct business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our internet banking, deposit, loan and other systems. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot guarantee all our systems are free from vulnerability to attack, despite safeguards we and our vendors have instituted. While we have policies and procedures designed to prevent or limit the effect of such failure, interruption or security breach of our information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

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

The deposits of the Banks are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Banks’ regular assessments are determined by their risk classifications, which are based on their regulatory capital levels and the level of supervisory concern that they pose. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increase in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations. The FDIC deposit insurance assessments for Talbot Bank decreased $137 thousand, or 9.6%, for 2014 when compared to 2013.

The short-term and long-term impact of recently adopted regulatory capital rules is uncertain.

In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States. The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Bank Supervision. We became subject to the new rules over a multi-year transition period commencing January 1, 2015. The new rules establish a new regulatory capital standard based on tier 1 common equity and increase the minimum leverage and risk-based capital ratios. The rules also change how a number of the regulatory capital components are calculated. The new rules will generally require us and the Banks to maintain greater amounts of regulatory capital. Although management believes that the Company will meet all capital adequacy requirements under the Basel III Capital Rules, a significant increase in our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisition activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss.

Our ability to pay dividends is limited.

Our ability to pay dividends is subject to the requirements of Maryland corporate laws, federal and state banking laws, and the policies and actions of our regulators. Moreover, our ability to pay dividends to stockholders is largely dependent upon its earnings in future periods and upon the receipt of dividends from the Banks. Under corporate law, stockholders are entitled to dividends on their shares of common stock if, when, and as declared by our board of directors out of funds legally available for that purpose. FRB guidance requires a bank holding company, like us, to consult with the FRB before paying dividends if our earnings do not exceed the aggregate amount of the proposed dividend. The FRB has the ability to prohibit a dividend in such a situation. Both federal and state laws impose restrictions on the ability of the Banks to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.” Maryland banking law provides that a state-chartered bank may pay dividends out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Both the Company and Talbot Bank are currently prohibited from paying any dividends without the consent of the FRB or the FDIC and the Commissioner, respectively. Thus, even if the Company and/or Talbot Bank had cash sufficient under corporate and banking laws to lawfully pay dividends, the FRB and/or the FDIC and the Commissioner could deny a request to do so. Because of these limitations, there can be no guarantee that our board will declare dividends in any fiscal quarter.

The shares of our common stock are not heavily traded.

Shares of our common stock are listed on the NASDAQ Global Select Market, but are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares of the common stock. Management cannot predict the extent to which an active public market for the shares of the common stock will develop or be sustained in the future. Accordingly, holders of shares of our common stock may not be able to sell them at the volumes, prices, or times that they desire.

Our Articles of Incorporation and By-Laws and Maryland law may discourage a corporate takeover which may make it more difficult for stockholders to receive a change in control premium.

Our Amended and Restated Articles of Incorporation, as supplemented (the “Charter”), and Amended and Restated By-Laws, as amended (the “By-Laws”), contain certain provisions designed to enhance the ability of the board of directors to deal with attempts to acquire control of us. The Charter and By-Laws provide for the classification of the board into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible stockholder votes. The Charter gives the board certain powers in respect of our securities. First, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. Second, a majority of the board, without action by the stockholders, may amend the Charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class that we have authority to issue. The board could use these powers, along with its authority to authorize the issuance of securities of any class or series, to issue securities having terms favorable to management to persons affiliated with or otherwise friendly to management.

Maryland law also contains anti-takeover provisions that apply to us. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares,” which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights. The By-Laws exempt our capital securities from the Maryland Control Share Acquisition Act, but the board has the authority to eliminate the exemption without stockholder approval.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market price of our common stock.

We may issue debt and equity securities that are senior to the common stock as to distributions and in liquidation, which could negatively affect the value of the common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt or preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of our common stock and dilute a stockholder’s interest in us.

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

The Talbot Bank of Easton, Maryland
Branches
Main Office 18 East Dover Street Easton, Maryland 21601	Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601
St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671
Trappe Branch 29349 Maple Avenue, Suite 1 Trappe, Maryland 21673
ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601
CNB
Branches
Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619
Denton Branch 850 South 5th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666
Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620	Felton Branch 120 West Main Street Felton, Delaware 19943
Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963	Camden Branch 4580 South DuPont Highway Camden, Delaware 19934	Division Office — Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601
The Avon-Dixon Agency, LLC
Headquarters 106 North Harrison Street Easton, Maryland 21601	Benefits Office 28969 Information Lane Easton, Maryland 21601	Centreville Office 105 Lawyers Row Centreville, Maryland 21617
Elliott-Wilson Insurance, LLC 106 North Harrison Street Easton, Maryland 21601	Mubell Finance, LLC 106 North Harrison Street Easton, Maryland 21601	Jack Martin & Associates, Inc. 135 Old Solomon’s Island Road Annapolis, Maryland 21401

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 28, 2015, the Company had approximately 1,491 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2014 and 2013 are set forth in the table below.

	2014			2013
	Price Range		Dividends Paid	Price Range		Dividends Paid
	High	Low		High	Low
First Quarter	$9.99	$9.02	$—	$6.91	$5.20	$—
Second Quarter	10.49	6.88	—	7.75	5.97	—
Third Quarter	9.25	8.61	—	9.06	7.06	—
Fourth Quarter	9.78	8.87	—	9.45	8.50	—
			$—			$—

On February 28, 2015, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $9.24 per share.

The Company did not declare or pay any dividends in 2014. On May 3, 2012, the Company’s Board of Directors voted to suspend quarterly cash dividends until further notice. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. Further, our regulators have the ability to prohibit the payment of dividends even if dividends could otherwise be paid under applicable law if they determine that such payment would not be in our best interests. As noted above, the Company and Talbot Bank are currently prohibited from paying any dividends without the prior consent of their respective regulators. For more information regarding these dividend limitations, see “Business — Regulatory Enforcement Actions” and “Risk Factors — Our ability to pay dividends is limited”, which is incorporated herein by reference.

The transfer agent for the Company’s common stock is:

Broadridge
51 Mercedes Way
Edgewood, NY., 11717
Investor Relations: 1-800-353-0103
E-mail for investor inquiries: shareholder@broadridge.com.
www.broadridge.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2009 and reinvestment of dividends as of the end of each of the Company’s fiscal years between December 31, 2009 and December 31, 2014. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance
Index Value
250
200
150
100
50
0
Shore Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank
SNL Small Cap Bank
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Shore Bancshares, Inc.	100.00	74.23	36.68	38.45	65.78	66.64
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
SNL Small Cap Bank	100.00	122.16	116.68	135.91	189.56	199.80

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data for each of the five years ended December 31, 2014, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
RESULTS OF OPERATIONS:
Interest income	$38,289	$41,351	$45,901	$50,852	$55,461
Interest expense	4,247	6,475	10,562	11,088	12,822
Net interest income	34,042	34,876	35,339	39,764	42,639
Provision for credit losses	3,350	27,784	27,745	19,470	21,119
Net interest income after provision for credit losses	30,692	7,092	7,594	20,294	21,520
Noninterest income	16,781	17,459	15,758	17,318	18,041
Noninterest expense	39,361	40,686	39,555	39,167	41,720
Income (loss) before income taxes	8,112	(16,135)	(16,203)	(1,555)	(2,159)
Income tax expense (benefit)	3,061	(6,501)	(6,565)	(658)	(492)
Net income (loss)	$5,051	$(9,634)	$(9,638)	$(897)	$(1,667)

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
PER COMMON SHARE DATA:
Net income (loss) – basic	$0.46	$(1.14)	$(1.14)	$(0.11)	$(0.20)
Net income (loss) – diluted	0.46	(1.14)	(1.14)	(0.11)	(0.20)
Dividends paid	—	—	0.01	0.09	0.24
Book value (at year end)	11.13	12.19	13.48	14.34	14.51
Tangible book value (at year end)(1)	10.08	10.31	11.56	12.37	12.32
FINANCIAL CONDITION (at year end):
Loans	$710,746	$711,919	$785,082	$841,050	$895,404
Assets	1,100,402	1,054,124	1,185,807	1,158,193	1,130,311
Deposits	949,004	933,468	1,049,273	1,009,919	979,516
Long-term debt	—	—	—	455	932
Stockholders’ equity	140,469	103,299	114,026	121,249	122,513
PERFORMANCE RATIOS (for the year):
Return on average total assets	0.47%	(0.89)%	(0.82)%	(0.08)%	(0.15)%
Return on average stockholders’ equity	4.04	(8.64)	(8.07)	(0.74)	(1.33)
Net interest margin	3.43	3.48	3.23	3.74	4.02
Efficiency ratio(2)	77.45	77.59	77.17	68.35	68.75
Dividend payout ratio	—	—	(0.88)	(81.82)	(120.00)
Average stockholders’ equity to average total assets	11.66	10.31	10.18	10.66	11.05
ASSET QUALITY RATIOS (for the year):
Nonperforming assets to total assets	1.57%	2.11%	3.76%	5.48%	3.95%
Nonperforming assets and accruing TDRs to total assets	3.09	4.58	8.18	7.66	6.16
Allowance for credit losses to average loans	1.09	1.40	1.96	1.64	1.57
Allowance for credit losses to nonaccrual loans	57.14	59.10	43.84	27.81	39.26
Allowance for credit losses to nonaccrual loans and TDRs	25.53	24.25	18.00	18.66	23.25

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(2)	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2014 to its financial condition at December 31, 2013 and the results of operations for the years ended December 31, 2014, 2013, and 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $5.05 million for 2014 and a net loss of $9.6 million for both 2013 and 2012. The basic and diluted income per share was $0.46 for 2014 and a diluted loss per common share of $1.14 for both 2013 and 2012. When comparing 2014 to 2013 and 2012, earnings were significantly improved due to a decline in the provision for credit losses.

Total assets were $1.1 billion at December 31, 2014, a $46.3 million, or 4.4%, increase when compared to the $1.054 billion at December 31, 2013. The increase in total assets was mainly the result of a capital raise during the second quarter of 2014, in which the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share (the “stock sale”). The Company received $31.3 million in net proceeds after deducting certain direct costs related to the stock sale, consisting of underwriting discounts and commissions. The Company contributed $20 million of the net proceeds to its wholly-owned subsidiary, The Talbot Bank of Easton, Maryland (“Talbot Bank”), to satisfy regulatory capital requirements, with the remaining proceeds primarily used to purchase available for sale investment securities. Investment securities increased $89 million funded by an increase in deposits and use of interest bearing deposits with other banks and the proceeds from the stock sale. The slight decrease in loans of $1 million between December 31, 2014 and 2013 was the result of continued workout efforts and charge-offs on nonperforming assets which outpaced new loan generation in 2014.

Total deposits increased $15.5 million, or 1.7%, to $949 million at December 31, 2014. The increase in deposits was mainly due to an increase in noninterest-bearing deposits of $21 million as well as an increase in interest-bearing transaction accounts of $22 million, partially offset by a decline in time deposits of $25 million. Total stockholders’ equity increased $37.2 million, or 36%, to $140.5 million, or 12.77% of total assets at December 31, 2014.

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

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality — Provision for Credit Losses and Risk Management section below.

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

Deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes result from such temporary differences. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent on the generation of a sufficient level of future taxable income, recoverable taxes paid in prior years and tax planning strategies. The Company evaluates all positive and negative evidence before determining if a valuation allowance is deemed necessary regarding the realization of deferred tax assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2014 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2014 was $34.1 million. This represented an $845 thousand, or 2.4%, decrease from 2013, and a $523 thousand, or 1.5%, decrease for 2013 when compared to 2012. The decrease in both comparison periods was due to a greater decline in interest income than the decline in interest expense. When comparing 2014 to 2013, interest income decreased $3.1 million while interest expense decreased $2.2 million. When comparing 2013 to 2012, interest income decreased $4.6 million while interest expense decreased $4.1 million.

The decrease in interest expense when comparing 2014 to 2013 was mainly due to lower balances of and rates paid on time deposits, which benefitted the net interest margin. See the discussion below relating to interest expense and Note 21 in the Notes to Consolidated Financial Statements for additional information.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.43% for 2014, 5 basis points lower than the 3.48% for 2013 mainly due to the decline in the average balance of loans along with the decrease in rates. The net interest margin increased 25 basis points in 2013 when compared to 2012 primarily due to the impact of reduced average rates on deposits associated with the IND Program termination resulting in a reduction in both the money market account balances as well as the associated higher rate on this program. Additionally, there was a positive effect of decreases in average balances of lower yielding interest bearing deposits with other banks tied to the funding from the IND program. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.30% for 2014, 3.31% for 2013 and 3.02% for 2012.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2014, 2013, and 2012.

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Earning assets
Loans(2)(3)	$707,381	$35,225	4.98%	$768,516	$39,152	5.09%	$814,167	$42,808	5.26%
Investment securities:
Taxable	198,207	2,957	1.49	138,701	2,072	1.49	134,697	2,815	2.09
Tax-exempt	432	18	4.20	540	26	4.84	2,989	157	5.25
Federal funds sold	1,883	1	0.06	3,850	4	0.10	10,185	10	0.10
Interest-bearing deposits	86,995	179	0.21	94,704	200	0.21	135,813	274	0.20
Total earning assets	994,898	38,380	3.86%	1,006,311	41,454	4.12%	1,097,851	46,064	4.20%
Cash and due from banks	22,973			22,603			20,256
Other assets	64,200			67,724			68,813
Allowance for credit losses	(9,449)			(15,511)			(14,468)
Total assets	$1,072,622			$1,081,127			$1,172,452
Interest-bearing liabilities
Demand deposits	$177,828	247	0.14%	$171,244	266	0.16%	$160,741	294	0.18%
Money market and savings deposits(4)	225,616	275	0.12	221,808	1,086	0.49	279,126	3,279	1.17
Certificates of deposit, $100,000 or more	170,252	1,881	1.10	202,053	2,580	1.28	238,241	3,442	1.44
Other time deposits	180,848	1,826	1.01	195,045	2,516	1.29	204,644	3,486	1.70
Interest-bearing deposits	754,544	4,229	0.56	790,150	6,448	0.82	882,752	10,501	1.19
Short-term borrowings	8,061	18	0.22	10,980	27	0.24	14,976	45	0.30
Long-term debt	—	—	—	—	—	—	341	16	4.61
Total interest-bearing liabilities	762,605	4,247	0.56%	801,130	6,475	0.81%	898,069	10,562	1.18%
Noninterest-bearing deposits	178,002			160,182			146,057
Other liabilities	6,921			8,370			8,967
Stockholders’ equity	125,094			111,445			119,359
Total liabilities and stockholders’ equity	$1,072,622			$1,081,127			$1,172,452

Net interest spread		$34,133	3.30%		$34,979	3.31%		$35,502	3.02%
Net interest margin			3.43%			3.48%			3.23%

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $91 thousand in 2014, $103 thousand in 2013 and $163 thousand in 2012.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

(4)	Interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits from the Promontory Insured Network Deposits Program associated with them. This adjustment increased interest expense by $0 for 2014, $695 thousand for 2013 and $2.0 million for 2012. The interest rate caps were terminated in June of 2013.

On a tax-equivalent basis, total interest income was $38.3 million for 2014, compared to $41.5 million for 2013 and $46.1 million for 2012. The decline in interest income for 2014 and 2013 was primarily due to lower average balances of and yields earned on loans. During 2014 and 2013, average loans decreased $61.1 million and $45.7 million, respectively, and the yield earned on loans decreased 11 and 17 basis points, respectively. Excluding average nonaccrual loans, the yield on loans would have been 5.07%, 5.30% and 5.57% for 2014, 2013, and 2012, respectively. Other earning assets impacting the change in interest income for 2014 included taxable investment securities, which increased $59.5 million while the related yield remained unchanged, which increased interest income $885 thousand. The increase in taxable investment securities was the result of the capital raise in the second quarter of 2014, which allowed management to utilize the proceeds for investment. Federal funds sold and tax-exempt investment securities declined $2.0 million and $108 thousand, respectively. The yield on federal funds sold decreased 4 basis points, while the yield on tax-exempt securities decreased 64 basis points. The changes in the balances and yields of these earning assets reduced interest income a combined $11 thousand. Although the yield on interest-bearing deposits with other banks remained unchanged, the average balance declined $7.7 million, which reduced interest income $21 thousand when comparing 2014 to 2013. The decline in these earning assets reflected a reduction in excess liquidity.

When comparing 2013 to 2012, the changes in other average earning assets resulting in the decrease in interest income included an increase in taxable investment securities, which increased $4.0 million while the related yield declined 60 basis points, which reduced interest income $743 thousand. The yield on taxable investment securities decreased due to the sale of higher yielding taxable investment securities in 2013 when compared to 2012. The average balance on interest-bearing deposits with other banks declined $41.1 million, which reduced interest income by $74 thousand, reflecting a reduction in excess liquidity. The remaining earning assets, federal funds sold and tax-exempt investment securities, declined $6.3 million and $2.4 million, respectively. The yield on tax-exempt securities decreased 41 basis points while the yield on federal funds sold remained the same. The changes in the balances and yields of these earning assets reduced interest income a combined $137 thousand.

As a percentage of total average earning assets, loans, investment securities, federal funds sold and interest-bearing deposits were 71.1%, 20.0%, 0.2% and 8.7%, respectively, for 2014 which reflected a decline in higher-yielding earning assets when compared to 2013. The comparable percentages for 2013 were 76.0%, 13.8%, 0.4%, and 9.4%, respectively, and for 2012 were 74.2%, 12.5%, 0.9% and 12.4%, respectively. When comparing 2014 to 2013, the overall decrease in average balances of earning assets produced $2.2 million less in interest income and the decrease in yields on earning assets produced $844 thousand less in interest income, as seen in the Rate/Volume Variance Analysis below. When comparing 2013 to 2012, the overall decrease in average balances of earning assets produced $2.6 million less in interest income and the decrease in yields on earning assets produced $2.0 million less in interest income, as seen in the Rate/Volume Variance Analysis below.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2014	2013	2012	2011	2010
Loans	71.1%	76.0%	74.2%	81.7%	84.9%
Loans held for sale	—	0.4	—	—	—
Investment securities	20.0	13.8	12.5	10.6	10.0
Federal funds sold	0.2	0.4	0.9	2.2	3.7
Interest-bearing deposits with other banks	8.7	9.4	12.4	5.5	1.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest expense was $4.2 million for 2014, compared to $6.5 million for 2013 and $10.6 million for 2012. The decline in interest expense for 2014 was primarily due to lower expense on money market, savings deposits and time deposits. Interest expense on money market and savings deposits declined $812 thousand in 2014 when compared to 2013, even with an increase of $3.8 million in average balances, due to a decrease of 37 basis points on rates paid on these deposits. The increase in balances of money market and savings deposits was primarily due to a decline in time deposits, and the lower rates were primarily due to current market conditions which reflects depositors finding more value in liquidity as non-interest bearing deposits also increased $17.8 million. Interest expense on time deposits (certificates of deposit of $100,000 or more and other time deposits) declined $1.4 million when compared to 2013 due to a decrease of $46 million in average time deposits and a decrease of 46 basis points on rates paid on these deposits. The decrease in average time deposits reflected a decrease in the Company’s liquidity needs and the lower rates reflected current market conditions.

The decline in interest expense for 2013 relative to 2012 was primarily due to lower expense on money market and savings deposits and time deposits. Interest expense on money market and savings deposits declined $2.2 million in 2013 when compared to 2012 due to a decrease of $57.3 million in average balances of these deposits and a decrease of 68 basis points on rates paid on these deposits. The decrease in balances of money market and savings deposits was primarily due to the decline in deposits associated with the IND Program, which the Company fully exited in June of 2013, and the lower rates were primarily due to terminating the interest rate caps used to hedge the interest rates on deposits associated with the IND Program. Interest expense on time deposits declined $1.8 million when compared to 2012 due to a decrease of $45.8 million in average time deposits and a decrease of 28 basis points on rates paid on these deposits.

During 2014, lower rates on interest-bearing liabilities produced $1.7 million less in interest expense and decreased volume produced $518 thousand less in interest expense, as shown in the table below. In 2013, lower rates on interest-bearing liabilities produced $2.9 million less in interest expense and decreased volume produced $1.2 million less in interest expense.

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

(Dollars in thousands)	2014 over (under) 2013			2013 over (under) 2012
	Total Variance	Caused By		Total Variance	Caused By
		Rate	Volume		Rate	Volume
Interest income from earning assets:
Loans and loans held for sale	$(3,927)	$(839)	$(3,088)	$(3,656)	$(1,196)	$(2,460)
Taxable investment securities	885	—	885	(743)	(825)	82
Tax-exempt investment securities	(8)	(3)	(5)	(131)	(11)	(120)
Federal funds sold	(3)	(2)	(1)	(6)	—	(6)
Interest-bearing deposits	(21)	—	(21)	(74)	13	(87)
Total interest income	(3,074)	(844)	(2,230)	(4,610)	(2,019)	(2,591)
Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	(19)	(31)	12	(28)	(41)	13
Money market and savings deposits	(812)	(831)	19	(2,193)	(1,620)	(573)
Time deposits	(1,389)	(847)	(542)	(1,832)	(1,176)	(656)
Short-term borrowings	(9)	(2)	(7)	(18)	(8)	(10)
Long-term debt	—	—	—	(16)	(8)	(8)
Total interest expense	(2,229)	(1,711)	(518)	(4,087)	(2,853)	(1,234)
Net interest income	$(845)	$867	$(1,712)	$(523)	$834	$(1,357)

Noninterest Income

Noninterest income decreased $678 thousand, or 3.9%, in 2014 when compared to 2013 and increased $1.7 million, or 10.8%, in 2013 when compared to 2012. The decrease in noninterest income in 2014 when compared to 2013 was primarily due to the loss of wholesale insurance commissions and fees of $1.9 million from the formerly owned Tri-State General Insurance Agency and a gain on investment securities of $913 thousand in 2013. Partially offsetting the decreases were increases in retail commissions of $493 thousand, the gain on sale of Tri-State of $114 thousand and increased trust and fee income of $247 thousand. In addition, during 2013, the Company incurred a loss of $1.3 million related to the termination of a cash flow hedge. As a result of the termination in 2013, no loss was incurred in 2014.

The increase in noninterest income in 2013 when compared to 2012 was mainly due to higher insurance agency commissions of $833 thousand, gains on sales of investment securities of $635 thousand, and fewer losses on sales of other real estate owned of $452 thousand which are included in other noninterest income. Partially offsetting the increase were lower service charges on deposit accounts of $180 thousand.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2014/13		2013/12
(Dollars in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$2,407	$2,371	$2,551	$36	1.5%	$(180)	(7.1)%
Trust and investment fee income	1,860	1,613	1,644	247	15.3	(31)	(1.9)
Gains on sales of investment securities	23	913	278	(890)	(97.5)	635	228.4
Insurance agency commissions income	9,525	10,647	9,814	(1,122)	(10.5)	833	8.5
Loss on termination of cash flow hedge	—	(1,306)	(1,339)	1,306	100.0	33	2.5
Other noninterest income	2,966	3,221	2,810	(255)	(7.9)	411	14.6
Total	$16,781	$17,459	$15,758	$(678)	(3.9)	$1,701	10.8

Noninterest Expense

Noninterest expense decreased $1.3 million, or 3.3%, in 2014 when compared to 2013 and increased $1.1 million, or 2.9%, in 2013 when compared to 2012. The decrease in noninterest expense in 2014 when compared to 2013 was primarily due to lower write-downs of other real estate owned of $660 thousand and insurance agency commission expense of $892 thousand, associated with the Tri-State Sale, which were partially offset by increases in salary and wage expense of $254 thousand, data processing of $106 thousand, and directors’ fees of $120 thousand.

The increase in noninterest expense in 2013 when compared to 2012 was primarily due to higher marketing expenses of $510 thousand included in other noninterest expenses, FDIC insurance premiums of $433 thousand and insurance agency commissions expense of $407 thousand. The increased marketing costs were mainly related to a branding project for the Company and its subsidiaries.

We had 292 full-time equivalent employees at December 31, 2014 and 312 full-time equivalent employees at both December 31, 2013 and December 31, 2012.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2014/13		2013/12
(Dollars in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Salaries and wages	$17,600	$17,346	$17,418	$254	1.5%	$(72)	(0.4)%
Employee benefits	4,092	4,094	3,994	(2)	(0.0)	100	2.5
Occupancy expense	2,339	2,344	2,559	(5)	(0.2)	(215)	(8.4)
Furniture and equipment expense	975	1,020	963	(45)	(4.4)	57	5.9
Data processing	3,006	2,900	2,717	106	3.7	183	6.7
Directors’ fees	474	354	474	120	33.9	(120)	(25.3)
Amortization of intangible assets	201	296	392	(95)	(32.1)	(96)	(24.5)
Insurance agency commissions expense	906	1,798	1,391	(892)	(49.6)	407	29.3
FDIC insurance premium expense	1,636	1,813	1,380	(177)	(9.8)	433	31.4
Write-downs of other real estate owned	658	1,318	1,328	(660)	(50.1)	(10)	(0.8)
Other noninterest expenses	7,474	7,403	6,939	71	1.0	464	6.7
Total	$39,361	$40,686	$39,555	$(1,325)	(3.3)	$1,131	2.9

Income Taxes

The Company reported an income tax expense of $3.1 million for 2014, compared to an income tax benefit of $6.5 million for 2013 and $6.6 million for 2012. The effective tax rate was 37.8% for 2014, 40.3% for 2013 and 40.5% for 2012. In 2014, the Company was able to utilize a portion of their Federal and State Net Operating Loss (NOL) carryforwards which reduced income taxes payable for the year. The Company believes it will be able to continue utilizing its NOL’s without the need for a valuation allowance. See the discussion below relating to the positive and negative evidence evaluated by management at Note 15, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks and federal funds sold decreased $37.8 million from $109.9 million at December 31, 2013 to $72.0 million at December 31, 2014. Average interest-bearing deposits with other banks and federal funds sold decreased $9.7 million in 2014 and decreased $47.4 million in 2013. The decline in both the 2014 and 2013 period-end and average balances for these assets reflected a reduction in excess liquidity.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2014, 98% of the portfolio was classified as available for sale and 2% as held to maturity, similar to the 97% and 3%, respectively, at December 31, 2013. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. We do not typically invest in structured notes or other derivative securities. Total investment securities increased $88.4 million from $152.3 million at December 31, 2013 to $240.7 million at December 31, 2014. Average investment securities increased $59.4 million in 2014, much more than the $1.6 million in 2013 due to proceeds from the second quarter of 2014 capital raise which were primarily invested in available for sale investment securities.

Investment securities available for sale were $236.1 million at the end of 2014 and $147.1 million at the end of 2013. Investment activity for 2014 included purchases of $96.1 million in mortgage-backed securities, $36.9 million in purchases of U.S. Government agencies, and $12 thousand in equity securities while investment activity for 2013 included sales of $10.3 million in U.S. Government agencies and $29.1 million in mortgage-backed securities which, in aggregate, generated a gain of $913 thousand. At year-end 2014, 31.7% of the securities in the portfolio were U.S. Government agencies and 65.8% of the securities were mortgage-backed securities, compared to 39.7% and 52.9%, respectively, at year-end 2013, reflecting a shift in the composition of the portfolio to mortgage-backed securities which provide higher yields. As seen in the table below, 32% of the available-for-sale portfolio will mature in over one through five years and 63% will mature in over ten years based on contractual maturities. The comparable amounts for 2013 were 43% and 53%, respectively. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity, which consisted of one U.S. Government agency bond and tax-exempt municipal bonds, totaled $4.6 million at December 31, 2014. The comparable amount was $5.2 million at December 31, 2013. The lower amount at the end of 2014 reflected only maturities and no purchases of investment securities held to maturity.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2014.

(Dollars in thousands)	1 Year or Less		1 – 5 Years		5 – 10 Years		Over 10 Years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available for sale:
U.S. Treasury and Government agencies	$2,002	0.42%	$74,895	0.95%	$399	4.34%	$2,879	1.43%
Mortgage-backed	—	—	86	4.47	11,006	1.68	144,211	1.99
Total available for sale	$2,002	0.42	$74,981	0.95	$11,405	1.77	$147,090	1.98
Held to maturity:
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$2,791	2.04%
States and political subdivisions(1)	221	3.07	712	4.60	403	5.00	503	5.38
Total held to maturity	$221	3.07	$712	4.60	$403	5.00	$3,294	2.55

(1)	Yields have been adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.0%.

Loans

The loan portfolio is the primary source of our income. Loans totaled $710.7 million at December 31, 2014, a decrease of $1.2 million, or 0.2%, from 2013. Loans included deferred costs net of deferred fees of $380 thousand at year-end 2014 and $341 thousand at year-end 2013. Loans remained relatively flat for 2014 when compared to 2013 primarily due to loan charge offs slightly outpacing new loan growth as a few large problem credits were resolved at the end of 2014. Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans. Total real estate loans decreased $338 thousand, or 0.1%, from year-end 2014 to year-end 2013. The decrease in loans was due to declines in residential real estate loans of $1.5 million and commercial loans, which include financial and agricultural loans, of $4.5 million, or 7.9%, which were offset by increases in construction loans of $4.6 million, or 7.1%, commercial real estate loans of $1.2 million, or 0.4%. Consumer loans, which consist of a small percentage of the overall loan portfolio, decreased $877 thousand, or 8.2%, from the end of 2014 to the end of 2013.

At December 31, 2014, the real estate loan portfolio was comprised of 9.7% construction, 38.5% residential real estate and 43.0% commercial real estate. That compares to 9.1%, 38.6% and 42.8%, respectively, at December 31, 2013. Commercial and consumer loans were 7.4% and 1.4%, respectively, of the portfolio at December 31, 2014 and 8.0% and 1.5%, respectively, at December 31, 2013. At December 31, 2014, 71.3% of the loan portfolio had fixed interest rates and 28.7% had adjustable interest rates, compared to 68.9% and 31.1%, respectively, at December 31, 2013. See the discussion below under the caption “Asset Quality — Provision for Credit Losses and Risk Management” and Note 3, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2014 and 2013, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Construction	$69,157	$64,591	$108,051	$119,883	$143,952
Residential real estate	273,336	274,857	288,011	321,604	333,738
Commercial real estate	305,788	304,605	314,941	315,439	318,726
Commercial	52,671	57,195	60,786	69,485	82,787
Consumer	9,794	10,671	13,293	14,639	16,201
Total	$710,746	$711,919	$785,082	$841,050	$895,404

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2014.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Construction	$34,873	$31,468	$2,816	$69,157
Residential real estate	56,631	111,311	105,394	273,336
Commercial real estate	58,553	210,713	36,522	305,788
Commercial	20,170	26,649	5,852	52,671
Consumer	5,499	3,509	786	9,794
Total	$175,726	$383,650	$151,370	$710,746
Rate terms:
Fixed-interest rate loans	$121,199	$345,341	$40,049	$506,589
Adjustable-interest rate loans	54,527	38,309	111,321	204,157
Total	$175,726	$383,650	$151,370	$710,746

Liabilities

Deposits

We use core deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $933.5 million at December 31, 2013 to $949.0 million at December 31, 2014. As previously mentioned, the increase in deposits was mainly due to an increase in noninterest-bearing deposits of $21 million as well as an increase in interest-bearing transaction accounts of $22 million, partially offset by a decline in time deposits of $25 million. The increases in noninterest-bearing and interest-bearing deposits reflected continuing growth in our customer base and a shift from time deposits providing lower yields than in 2013. Average deposits decreased $17.8 million, or 1.9%, in 2014, compared to a 7.6% decrease in 2013. Average time deposits decreased $46 million, or 11.6%, for the same reasons as the decline in the period-end amounts. Partially offsetting this decrease, average money market and savings deposits, noninterest-bearing and interest-bearing demand deposits increased in aggregate $28.2 million, or 0.05%, during 2014. Deposits provided funding for approximately 93.7%, 94.4% and 93.7% of average earning assets for 2014, 2013 and 2012, respectively.

Average deposits declined for 2013 primarily in money market and savings deposits and time deposits which decreased in aggregate $103.1 million, or 14.3%. The decrease in money market deposit accounts was due to the Company exiting the IND Program, and the decrease in time deposits reflected management’s effort to reduce excess liquidity.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2014		2013		2012
Noninterest-bearing demand	$178,002	19.1%	$160,182	16.9%	$146,057	14.2%
Interest-bearing deposits
Demand	177,828	19.1	171,244	18.0	160,741	15.6
Money market and savings	225,616	24.2	221,808	23.3	279,126	27.1
Certificates of deposit, $100,000 or more	170,252	18.2	202,053	21.3	238,241	23.2
Other time deposits	180,848	19.4	195,045	20.5	204,644	19.9
Total	$932,546	100.0%	$950,332	100.0%	$1,028,809	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $100,000 or more as of December 31, 2014.

(Dollars in thousands)
Three months or less	$38,151
Over three through 6 months	13,425
Over 6 through 12 months	41,753
Over 12 months	66,599
Total	$159,928

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2014 and 2013, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $2.9 million, or 26.6%, in 2014, while the average balance decreased $4.0 million, or 26.7%, in 2013. The need for short-term borrowings declined due to fewer funding requirements for loans during 2014 and 2013.

The following table sets forth our position with respect to short-term borrowings.

(Dollars in thousands)	2014		2013		2012
	Balance	Interest Rate	Balance	Interest Rate	Balance	Interest Rate
Average outstanding for the year	$8,061	0.22%	$10,980	0.24%	$14,976	0.30%
Outstanding at year end	4,808	0.23	10,140	0.23	13,761	0.26
Maximum outstanding at any month end	10,836	—	12,662	—	18,879	—

Long-Term Debt

We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where liquidity from deposit growth is not sufficient. The Company had no long-term debt at the end of 2014 and 2013.

Capital Resources Management

Total stockholders’ equity for the Company was $140.5 million at December 31, 2014, compared to $103.3 million at December 31, 2013. The increase in stockholders’ equity in 2014 was primarily due to the capital raise in the second quarter of 2014 which generated net proceeds of $31.3 million.

In 2012, the Board of Directors of the Company voted to suspend quarterly cash dividends on common stock until further notice. For both 2014 and 2013, the Company continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies, as seen in the table below.

In May 2013, Talbot Bank entered into the Consent Agreements and the Acknowledgement with the FDIC and the Commissioner and the FDIC and the Commissioner issued the related Order. Among the requirements, Talbot Bank must meet and maintain the following minimum capital levels, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of December 31, 2014, the leverage ratio and total risk-based capital ratio were 8.91% and 14.16%, respectively, for Talbot Bank. For additional information regarding the Consent Agreements, the Order and the Acknowledgement along with Talbot Bank’s progress with the related requirements, see “Business-Regulatory Enforcement Actions” and Note 1 to the Consolidated Financial Statements under the caption “Regulatory Enforcement Actions.”

During the second quarter of 2014, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share (the “stock sale”). The Company received $31.3 million in net proceeds after deducting certain direct costs related to the stock sale, primarily underwriting discounts and commissions. The Company contributed $20.0 million of the net proceeds to Talbot Bank, to satisfy regulatory capital requirements, with the remaining proceeds used for general corporate purposes.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2014, the portion of the investment portfolio designated as “available for sale” had net unrealized holding gains, net of tax, of $316 thousand compared to net unrealized holding losses, net of tax, of $437 thousand at December 31, 2013. There were no net unrealized holding gains or losses on cash flow hedging activities at the end of 2014 and 2013.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012	Minimum Regulatory Requirements
Tier 1 capital	$112,511	$72,370	$97,049
Tier 2 capital	7,999	8,971	10,159
Total risk-based capital	120,510	81,341	107,208
Net risk-weighted assets	736,763	717,129	805,108
Adjusted average total assets	1,075,674	1,028,957	1,166,865
Risk-based capital ratios:
Tier 1	15.27%	10.09%	12.05%	4.0%
Total capital	16.36	11.34	13.32	8.0
Tier 1 leverage ratio	10.46	7.03	8.32	4.0

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

The Company currently meets all capital adequacy requirements under the Basel III Capital Rules as they became effective for the Company on January 1, 2015. For additional information regarding the Basel III Capital Rules, see “Business — Supervision and Regulation — Capital Requirements.”

Asset Quality — Allowance for Credit Losses and Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the terms of the loans, the quality of the collateral for the loans, if any, as well as general economic conditions. The Company’s Board of Directors demands accountability of management, keeping the interests of stockholders in focus. Through the Company’s and Banks’ Asset/Liability Management Committees and the Company’s Audit Committee, the Board actively reviews critical risk positions, including credit, market, liquidity and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function. The risk management structure is designed to identify risk through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

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

Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry and slow improvement in general economic conditions have had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio since 2009. Factors impeding our loan performance and overall financial performance included our levels of loan charge-offs and provisions for credit losses. However, with a substantial portion of our credit problems behind us due to the Asset Sale, we have the opportunity to focus on reducing charge-offs as well as improving earnings.

As seen in the table below, the provision for credit losses was $3.4 million for 2014, $27.8 million for 2013 and $27.7 million for 2012. The decrease in the level of provision for credit losses in 2014 was primarily due to a reduction in charge-offs as the result of the improved local economy compared to 2013, which included $19.6 million to replenish the allowance for the charge-off of real estate loans associated with the Asset Sale. Net loan charge-offs totaled $6.4 million in 2014, $33.1 million in 2013 and $26.0 million in 2012. Real estate loans were 65%, 98% and 77% of total loans charged off during 2014, 2013 and 2012, respectively.

The allowance for credit losses was $7.7 million, or 1.09% of average outstanding loans at December 31, 2014, compared to an allowance of $10.7 million, or 1.40% of average outstanding loans at December 31, 2013. The lower allowance at the end of 2014 when compared to the end of 2013 reflected improved credit in the portfolio, including decreased charge-offs. At December 31, 2012, the allowance for credit losses was $16.0 million, or 1.96% of average outstanding loans. The ratio of net charge-offs to average loans was 0.90% in 2014, 4.32% in 2013 and 3.20% in 2012.

The overall credit quality dramatically improved in 2014 compared to 2013 primarily due to the Asset Sale that occurred at the end of 2013 in which a significant amount of problem loans at Talbot Bank were sold. The improved local economic environment allowed the Company to continue work out efforts on outstanding problem loans, many of which were TDRs and nonperforming assets while at the same time generating positive earnings throughout the entire year of 2014. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of year	$10,725	$15,991	$14,288	$14,227	$10,876
Loans charged off
Construction	(725)	(20,695)	(7,826)	(4,236)	(7,910)
Residential real estate	(2,407)	(7,163)	(9,838)	(7,693)	(5,818)
Commercial real estate	(1,648)	(6,162)	(2,954)	(5,037)	(492)
Commercial	(2,389)	(665)	(5,451)	(3,388)	(3,710)
Consumer	(163)	(113)	(576)	(202)	(589)
Total	(7,332)	(34,798)	(26,645)	(20,556)	(18,519)
Recoveries
Construction	149	161	6	49	14
Residential real estate	376	545	102	120	215
Commercial real estate	58	161	166	361	108
Commercial	341	839	304	549	214
Consumer	28	42	25	68	200
Total	952	1,748	603	1,147	751
Net loans charged off	(6,380)	(33,050)	(26,042)	(19,409)	(17,768)
Provision for credit losses	3,350	27,784	27,745	19,470	21,119
Balance, end of year	$7,695	$10,725	$15,991	$14,288	$14,227
Average loans outstanding	$707,381	$764,659	$814,167	$873,155	$906,732
Percentage of net charge-offs to average loans outstanding during the year	0.90%	4.32%	3.20%	2.22%	1.96%
Percentage of allowance for credit losses at year end to average loans	1.09%	1.40%	1.96%	1.64%	1.57%

During 2014, there was no significant change in the processes or assumptions affecting the allowance methodology. Included in the balance of the allowance for credit losses were specific reserves of $1.3 million and $783 thousand primarily for real estate loans at the end of 2014 and 2013, respectively. As seen in the table below, the unallocated portion of the allowance for credit losses has historically been a fairly small amount of the total allowance.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

(Dollars in thousands)	2014		2013		2012		2011		2010
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Construction	$1,303	16.9%	$1,960	9.1%	$4,387	13.8%	$3,745	14.3%	$3,327	16.1%
Residential real estate	2,834	36.8	3,854	38.6	5,194	36.7	5,014	38.2	4,833	37.3
Commercial real estate	2,379	30.9	3,029	42.8	4,134	40.1	3,415	37.5	3,665	35.6
Commercial	448	5.8	1,266	8.0	1,682	7.7	1,498	8.3	1,422	9.2
Consumer	229	3.1	243	1.5	407	1.7	594	1.7	637	1.8
Unallocated	502	6.5	373	—	187	—	22	—	343	—
Total	$7,695	100.0%	$10,725	100.0%	$15,991	100.0%	$14,288	100.0%	$14,227	100.0%

At December 31, 2014, nonperforming assets, excluding nonaccrual loans held for sale, were $17.2 million, a decrease of $1.4 million, or 7.7%, when compared to December 31, 2013. Similarly, accruing TDRs were $16.7 million at December 31, 2014, a decrease of $9.4 million, or 36.1%, when compared to December 31, 2013. At December 31, 2014, the ratio of nonaccrual loans excluding nonaccrual loans held for sale to total assets was 1.22%, improving from 1.39% at December 31, 2013. Likewise, the ratio of accruing TDRs to total assets at December 31, 2014 was 1.52%, decreasing from 2.47% at December 31, 2013. When comparing December 31, 2014 to December 31, 2013, the positive trend in nonperforming assets and TDRs, as well as the corresponding asset quality ratios, was mainly accomplished with the Asset Sale in 2013 and loan charge-offs.

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

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale (“hfs”)
Construction	$6,046	$3,949	$9,694	$15,555	$17,261
Residential real estate	4,035	5,166	11,532	20,106	9,969
Commercial real estate	3,121	4,671	14,567	14,012	5,133
Commercial	141	792	594	1,669	3,845
Consumer	123	48	87	28	30
Total nonaccrual loans excluding nonaccrual loans hfs	13,466	14,626	36,474	51,370	36,238
Loans 90 days or more past due and still accruing
Construction	—	—	—	325	—
Residential real estate	83	20	290	2,331	3,454
Commercial real estate	—	—	165	—	986
Commercial	—	250	—	66	174
Consumer	4	—	5	1	88
Total loans 90 days or more past due and still accruing	87	270	460	2,723	4,702

(Dollars in thousands)	2014	2013	2012	2011	2010
Other real estate owned	3,691	3,779	7,659	9,385	3,702
Total nonperforming assets excluding nonaccrual loans hfs	17,245	18,675	44,593	63,478	44,642
Nonaccrual loans hfs	—	3,521	—	—	—
Total nonperforming assets including nonaccrual loans hfs	$17,245	$22,196	$44,593	$63,478	$44,642
Accruing TDRs
Construction	$4,022	$1,620	$27,335	$11,781	$10,914
Residential real estate	6,368	14,582	7,017	3,792	5,367
Commercial real estate	6,237	9,791	17,880	9,566	8,147
Commercial	47	95	121	69	529
Consumer	—	—	—	—	—
Total accruing TDRs	$16,674	$26,088	$52,353	$25,208	$24,957
As a percent of total loans:
Nonaccrual loans excluding nonaccrual loans hfs	1.89%	2.05%	4.65%	6.11%	4.05%
Accruing TDRs	2.35%	3.66%	6.67%	3.00%	2.79%
Nonaccrual loans and accruing TDRs excluding nonaccrual loans hfs	4.24%	5.71%	11.32%	9.11%	6.84%
As a percent of total loans and other real estate owned:
Nonperforming assets excluding nonaccrual loans hfs	2.41%	2.61%	5.63%	7.46%	4.97%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	4.75%	6.25%	12.23%	10.43%	7.74%
As a percent of total assets:
Nonaccrual loans excluding nonaccrual loans hfs	1.22%	1.39%	3.08%	4.44%	3.21%
Nonaccrual loans including nonaccrual loans hfs	1.22%	1.72%	3.08%	4.44%	3.21%
Nonperforming assets excluding nonaccrual loans hfs	1.57%	1.77%	3.76%	5.48%	3.95%
Nonperforming assets including nonaccrual loans hfs	1.57%	2.11%	3.76%	5.48%	3.95%
Accruing TDRs	1.52%	2.47%	4.41%	2.18%	2.21%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	3.08%	4.25%	8.18%	7.66%	6.16%
Nonperforming assets and accruing TDRs including nonaccrual loans hfs	3.08%	4.58%	8.18%	7.66%	6.16%

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

Because we are not exposed to market risk from trading activities and do not use off-balance sheet management strategies, the Asset/Liability Management Committees of the Company and the Banks rely on “gap” analysis as a tool in managing interest rate risk. Gap analysis summarizes the amount of interest sensitive assets and liabilities, which will reprice over various time intervals. The excess between the volume of assets and liabilities repricing in each interval is the interest sensitivity “gap”. “Positive gap” occurs when more assets reprice in a given time interval, while “negative gap” occurs when more liabilities reprice. During a period of rising interest rates, a negative gap would tend to decrease net interest income, while a positive gap would tend to increase net interest income. During a period of falling interest rates, a negative gap would tend to increase net interest income, while a positive gap would tend to decrease net interest income. At December 31, 2014, as shown in the table below, we had an overall negative gap position within the one-year repricing interval because the interest sensitive liabilities exceeded the interest sensitive assets within the one-year repricing interval by $188.5 million, or 17.1% of total assets. The negative gap position within the one-year interval at December 31, 2013 totaled $86.2 million, or 8.2% of total assets. The $102.3 million increase in the one-year negative gap for 2014 when compared to 2013 was primarily due to the increase in investment securities of $89.0 million and total deposits of $15.5 million.

The following table summarizes our interest sensitivity at December 31, 2014. Loans, federal funds sold, time deposits and short-term borrowings are classified based on contractual maturities if fixed rate or earliest repricing date if variable rate. Investment securities are classified by contractual maturities or, if they have call provisions, by the most likely repricing date.

December 31, 2014	Within 3 Months	3 Months through 6 Months	6 Months through 1 Year	1 Year through 3 Years	3 Years through 5 Years	After 5 Years	Non-Sensitive Funds	Total
(Dollars in thousands)
ASSETS
Loans, net	$257,821	$22,189	$46,321	$149,447	$195,268	$39,700	$(7,695)	$703,051
Investment securities	10,646	474	12,288	77,092	115,568	24,670	—	240,738
Federal funds sold	3,552	—	—	—	—	—	—	3,552
Interest-bearing deposits with other banks	68,460	—	—	—	—	—	—	68,460
Other assets	—	—	—	—	—	—	84,601	84,601
Total assets	340,479	22,663	58,609	226,539	310,836	64,370	76,906	1,100,402
LIABILITIES
Noninterest-bearing demand deposits	—	—	—	—	—	—	193,814	193,814
Interest-bearing demand deposits	190,955	—	—	—	—	—	—	190,955
Money market and savings deposits	232,609	—	—	—	—	—	—	232,609
Certificates of deposit, $100,000 or more	38,141	16,081	39,097	46,354	20,245	—	—	159,918
Other time deposits	23,692	20,629	44,206	55,457	27,724	—	—	171,708
Short-term borrowings	4,808	—	—	—	—	—	—	4,808
Other liabilities	—	—	—	—	—	—	6,121	6,121
STOCKHOLDERS’ EQUITY	—	—	—	—	—	—	140,469	140,469
Total Liabilities and Stockholders’ Equity	490,205	36,710	83,303	101,811	47,969	—	340,404	1,100,402
Excess (deficit)	$(149,726)	$(14,047)	$(24,694)	$124,728	$262,867	$64,370	$(263,498)	$—
Cumulative excess (deficit)	$(149,726)	$(163,773)	$(188,467)	$(63,739)	$199,128	$263,498	$—	$—
Cumulative excess (deficit) as percent of total assets	(13.6)%	(14.9)%	(17.1)%	(5.8)%	18.1%	23.9%	—%	—%

In addition to gap analysis, the Banks use simulation models to quantify the effect a hypothetical immediate plus or minus 100, 200 and 300 basis point change in rates would have on their net interest income and the fair value of capital. The model takes into consideration the effect of call features of investment securities as well as prepayments of loans in periods of declining rates. Although the GAP table above considers deposits for immediate re-pricing, the model below has incorporated a re-pricing schedule to account for the lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets. In addition, non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, the results reflected in the chart below will differ from those reflected in the GAP table where non-maturity deposits are reflected as immediately repricing because the model spreads these deposits over defined time periods in order to capture that sensitivity. The chart below summarizes the forecasted results provided by the simulation model for net interest income and the fair value of capital as of year-end 2014 and 2013. For example, the model projects that compared with net interest income under stable rates, net interest income would increase 0.9% if interest rates increased 100 basis points. Conversely, net interest income would decrease 4.6% if interest rates decreased 100 basis points. When actual changes in interest rates occur, the changes in interest-earning assets and interest-bearing liabilities may differ from the assumptions used in the model. Due to the low interest-rate environment, we believe the results of the minus 300 basis point change in rates are not meaningful.

	Immediate Change in Rates
	-300 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	+300 Basis Points
2014
% Change in Net Interest Income	N/A	(13.3)%	(4.6)%	0.9%	1.9%	2.4%
% Change in Value of Capital	N/A	3.6%	(0.6)%	7.4%	14.8%	20.7%
2013
% Change in Net Interest Income	N/A	(12.1)%	(4.8)%	2.5%	4.0%	5.1%
% Change in Value of Capital	N/A	(2.3)%	(5.7)%	9.4%	18.6%	26.4%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15.5 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the FHLB, which provides another source of liquidity, and had credit availability of approximately $70.9 million from the FHLB as of December 31, 2014.

At December 31, 2014, our loan to deposit ratio was approximately 74.9%, which represents a more liquid position than the 76.3% at year-end 2013. Investment securities available for sale totaling $236.1 million at the end of 2014 were available for the management of liquidity and interest rate risk. The comparable amount was $147.1 million at December 31, 2013. Cash and cash equivalents were $96.2 million at December 31, 2014, a decline of $34.9 million, or 26.6%, compared to the $131.1 million at year-end 2013, which reflects management’s efforts to reduce excess liquidity by investing in mortgage-backed securities. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2014.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Operating leases	$625	$826	$658	$889	$2,998
Purchase obligations	3,134	5,147	3,495	1,503	13,279
Total	$3,759	$5,973	$4,153	$2,392	$16,277

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 13, 2015

/s/ Lloyd L. Beatty, Jr. Lloyd L. Beatty, Jr. President and Chief Executive Officer (Principal Executive Officer)	/s/ George S. Rapp George S. Rapp Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2014 and 2013, and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).

Baltimore, Maryland
March 13, 2015

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)	2014	2013
ASSETS
Cash and due from banks	$24,211	$21,238
Interest-bearing deposits with other banks	68,460	109,384
Federal funds sold	3,552	468
Investment securities:
Available for sale, at fair value	236,108	147,101
Held to maturity, at amortized cost – fair value of $4,694 (2014) and $5,062 (2013)	4,630	5,185
Loans held for sale	—	3,521
Loans	710,746	711,919
Less: allowance for credit losses	(7,695)	(10,725)
Loans, net	703,051	701,194
Premises and equipment, net	16,275	15,198
Goodwill	11,931	12,454
Other intangible assets, net	1,331	3,520
Other real estate owned, net	3,691	3,779
Other assets	27,162	31,082
Total assets	$1,100,402	$1,054,124
LIABILITIES
Deposits:
Noninterest-bearing	$193,814	$172,797
Interest-bearing	755,190	760,671
Total deposits	949,004	933,468
Short-term borrowings	4,808	10,140
Other liabilities	6,121	7,217
Total liabilities	959,933	950,825
STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding – 12,618,513 (2014) and 8,471,289 (2013)	126	85
Additional paid in capital	63,532	32,207
Retained earnings	76,495	71,444
Accumulated other comprehensive income (loss)	316	(437)
Total stockholders’ equity	140,469	103,299
Total liabilities and stockholders’ equity	$1,100,402	$1,054,124

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

(Dollars in thousands, except per share data)	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$35,140	$39,058	$42,698
Interest and dividends on investment securities:
Taxable	2,957	2,072	2,815
Tax-exempt	12	17	104
Interest on federal funds sold	1	4	10
Interest on deposits with other banks	179	200	274
Total interest income	38,289	41,351	45,901
INTEREST EXPENSE
Interest on deposits	4,229	6,448	10,501
Interest on short-term borrowings	18	27	45
Interest on long-term debt	—	—	16
Total interest expense	4,247	6,475	10,562
NET INTEREST INCOME	34,042	34,876	35,339
Provision for credit losses	3,350	27,784	27,745
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,692	7,092	7,594
NONINTEREST INCOME
Service charges on deposit accounts	2,407	2,371	2,551
Trust and investment fee income	1,860	1,613	1,644
Gains on sales of investment securities	23	913	278
Insurance agency commissions income	9,525	10,647	9,814
Loss on termination of cash flow hedge	—	(1,306)	(1,339)
Other noninterest income	2,966	3,221	2,810
Total noninterest income	16,781	17,459	15,758
NONINTEREST EXPENSE
Salaries and wages	17,600	17,346	17,418
Employee benefits	4,092	4,094	3,994
Occupancy expense	2,339	2,344	2,559
Furniture and equipment expense	975	1,020	963
Data processing	3,006	2,900	2,717
Directors’ fees	474	354	474
Amortization of other intangible assets	201	296	392
Insurance agency commissions expense	906	1,798	1,391
FDIC insurance premium expense	1,636	1,813	1,380
Write-downs of other real estate owned	658	1,318	1,328
Other noninterest expenses	7,474	7,403	6,939
Total noninterest expense	39,361	40,686	39,555
INCOME (LOSS) BEFORE INCOME TAXES	8,112	(16,135)	(16,203)
Income tax expense (benefit)	3,061	(6,501)	(6,565)
NET INCOME (LOSS)	$5,051	$(9,634)	$(9,638)
Basic income (loss) per common share	$0.46	$(1.14)	$(1.14)
Diluted income (loss) per common share	$0.46	$(1.14)	$(1.14)
Cash dividends paid per common share	$—	$—	$0.01

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ending December 31,

(Dollars in thousands)	2014	2013	2012
Net income (loss)	$5,051	$(9,634)	$(9,638)
Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,285	(2,995)	1,155
Tax effect	(518)	1,209	(465)
Reclassification of gains recognized in net income (loss)	(23)	(913)	(278)
Tax effect	9	368	112
Net of tax amount	753	(2,331)	524
Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	—	681	1,801
Tax effect	—	(274)	(727)
Reclassification of losses recognized in net loss	—	1,306	1,339
Tax effect	—	(527)	(540)
Net of tax amount	—	1,186	1,873
Total other comprehensive income (loss)	753	(1,145)	2,397
Comprehensive income (loss)	$5,804	$(10,779)	$(7,241)

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

(Dollars in thousands, except per share data)	Common Stock	Warrant	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2012	$85	$—	$32,052	$90,801	$(1,689)	$121,249
Net loss	—	—	—	(9,638)	—	(9,638)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	—	—	—	—	524	524
Unrealized losses on cash flow hedging activities, net of reclassification adjustment, net of taxes	—	—	—	—	1,873	1,873
Stock-based compensation	—	—	103	—	—	103
Cash dividends paid ($0.01 per share)	—	—	—	(85)	—	(85)
Balances, December 31, 2012	85	—	32,155	81,078	708	114,026
Net loss	—	—	—	(9,634)	—	(9,634)
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of taxes	—	—	—	—	(2,331)	(2,331)
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	—	—	—	—	1,186	1,186
Stock-based compensation	—	—	52	—	—	52
Balances, December 31, 2013	85	—	32,207	71,444	(437)	103,299
Net income	—	—	—	5,051	—	5,051
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of taxes	—	—	—	—	753	753
Issuance of common stock through public offering, net	41	—	31,238	—	—	31,279
Stock-based compensation	—	—	87	—	—	87
Balances, December 31, 2014	$126	$—	$63,532	$76,495	$316	$140,469

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,051	$(9,634)	$(9,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	3,350	27,784	27,745
Depreciation and amortization	2,312	2,392	2,648
Discount accretion on debt securities	(60)	(43)	(70)
Stock-based compensation expense	87	78	209
Excess tax benefit from stock-based arrangements	—	(26)	(106)
Deferred income tax expense (benefit)	2,836	(6,132)	(4,768)
Gains on sales of investment securities	(23)	(913)	(278)
Losses (gains) on disposals of premises and equipment	82	—	(192)
Losses on sales and write-downs of other real estate owned	687	1,669	2,015
Gain on sale of wholesale insurance subsidiary	(114)	—	—
Loss on termination of cash flow hedge	—	1,306	1,339
Net changes in:
Accrued interest receivable	(102)	235	1,137
Other assets	170	4,703	1,351
Accrued interest payable	(53)	(114)	(230)
Other liabilities	(1,044)	(1,458)	224
Net cash provided by operating activities	13,179	19,847	21,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	43,418	38,512	47,854
Proceeds from sales of investment securities available for sale	988	40,351	6,275
Proceeds from sales of investment securities held to maturity	113	—	—
Purchases of investment securities available for sale	(133,006)	(87,243)	(69,491)
Proceeds from maturities and principal payments of investment securities held to maturity	443	439	3,810
Net change in loans	(3,982)	12,957	23,896
Proceeds from sale of loans	—	20,565	—
Purchases of premises and equipment	(2,077)	(545)	(2,202)
Proceeds from sales of premises and equipment	—	4	317
Proceeds from sales of other real estate owned	1,697	5,325	5,742
Proceeds from sale of subsidiary	2,878	—	—
Return of investment (investment in) unconsolidated subsidiary	—	85	—
Net cash (used in) provided by investing activities	(89,528)	30,450	16,201
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	21,017	18,805	20,191
Interest-bearing deposits	(5,482)	(134,610)	19,163
Short-term borrowings	(5,332)	(3,621)	(4,056)
Proceeds from issuance of common stock	31,279	—	—
Excess tax benefit from stock-based arrangements	—	26	106
Repayment of long-term debt	—	—	(455)
Common stock dividends paid	—	—	(85)
Net cash provided by (used in) financing activities	41,482	(119,400)	34,864

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
For the Years Ended December 31,

(Dollars in thousands)	2014	2013	2012
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,867)	(69,103)	72,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131,090	200,193	127,742
CASH AND CASH EQUIVALENTS AT END OF YEAR	$96,223	$131,090	$200,193
Supplemental cash flow information:
Interest paid	$4,300	$6,589	$10,792
Income taxes paid	$243	$265	$163
Transfers from loans to other real estate owned	$2,295	$3,071	$6,031
Transfers from loans to loans held for sale	$—	$23,635	$—
Transfers from loans held for sale to loans	$3,521	$—	$—

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

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

Nature of Operations

The Company engages in the banking business through CNB, a Maryland commercial bank with trust powers, and The Talbot Bank of Easton, Maryland, a Maryland commercial bank (“Talbot Bank”). Through December 31, 2010, the Company also engaged in the banking business through The Felton Bank, a Delaware commercial bank (“Felton Bank” and, together with CNB and Talbot Bank, the “Banks”), which was merged into CNB on January 1, 2011. The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula. The Company engages in the insurance business through two general insurance producer firms, The Avon-Dixon Agency, LLC, a Maryland limited liability company, and Elliott Wilson Insurance, LLC, a Maryland limited liability company; one marine insurance producer firm, Jack Martin & Associates, Inc., a Maryland corporation; a insurance premium finance company, Mubell Finance, LLC, a Maryland limited liability company (all of the foregoing insurance entities are collectively referred to as the “Insurance Subsidiaries”).

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

During the third quarter of 2014 and 2013, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

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

The Company recognizes accrued interest and penalties as a component of tax expense. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns ending after December 31, 2011.

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $428 thousand, $848 thousand and $338 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Subsequent Events

The Company has evaluated the accompanying consolidated financial statements for subsequent events and transactions through the date of the auditor’s report, which is the date these financial statements were available for issue, and have determined the no material subsequent events have occurred that would affect the information presented in the accompanying consolidated financial statements or require additional disclosure.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recent Accounting Standards

ASU 2013-04, “Liabilities (ASC Topic 405) — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance requires an entity to measure the obligation as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 was effective for the Company beginning January 1, 2014 and did not have a significant impact on the Company’s financial statements.

ASU 2014-04, “Receivables (ASC Topic 310) — Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs which is defined as when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires that the real property be recognized upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 is effective for the Company for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (“ASU”) 2014-14, “Receivables — Troubled Debt Restructurings by Creditors (Accounting Standards Codification (“ASC”) Subtopic 310-40) — Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 the Financial Accounting Standards Board (“FASB”) issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company intends to adopt the accounting standard during the first quarter of 2015, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” — ASU 2014-09 amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after January 1, 2017. The Company is evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Regulatory Enforcement Actions

Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. The description of the Consent Agreements, the Order and the Acknowledgement along with Talbot Bank’s progress with the requirements, are set forth below.

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Loan Review Program.  Within 30 days from the effective date of the Order, the Board was required to establish a program of independent loan review that will provide for a periodic review of Talbot Bank’s loan portfolio and the identification and categorization of problem credits (the “Loan Review Program”) and submit the Loan Review Program to the FDIC and the Commissioner. Talbot Bank enhanced its existing Loan Review Program and submitted it to the FDIC and the Commissioner in accordance with the terms of the Order.

Capital Requirements.  Within 90 days from the effective date of the Order, Talbot Bank must meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of December 31, 2014, the leverage ratio and total risk-based capital ratio were 8.91% and 14.16%, respectively, for Talbot Bank, which exceeded the Order’s minimum capital requirements.

Profit and Budget Plan.  Within 60 days from the effective date of the Order and within 30 days of each calendar year-end thereafter, Talbot Bank was and will be required to submit a profit and budget plan to the FDIC and the Commissioner consisting of goals and strategies, consistent with sound banking practices, and taking into account Talbot Bank’s other plans, policies or other actions required by the Order. In accordance with the Order, Talbot Bank developed a profit and budget plan which was submitted to the FDIC and Commissioner within 60 days from the effective date of the Order and one which was submitted within 30 days of the end of 2014. The profit and budget plan was approved by the FDIC; additionally the FDIC approved the Talbot Bank capital plan.

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 2. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
December 31, 2014:
U.S. Treasury	$5,210	$5	$—	$5,215
U.S. Government agencies	75,220	87	347	74,960
Mortgage-backed	154,525	1,230	452	155,303
Equity	624	6	—	630
Total	$235,579	$1,328	$799	$236,108
December 31, 2013:
U.S. Treasury	$5,342	$1	$—	$5,343
U.S. Government agencies	60,754	62	372	60,444
Mortgage-backed	81,130	520	937	80,713
Equity	609	—	8	601
Total	$147,835	$583	$1,317	$147,101
Held-to-maturity securities:
December 31, 2014:
U.S. Government agencies	$2,791	$—	$83	$2,708
States and political subdivisions	1,839	147	—	1,986
Total	$4,630	$147	$83	$4,694
December 31, 2013:
U.S. Government agencies	$2,975	$—	$222	$2,753
States and political subdivisions	2,210	99	—	2,309
Total	$5,185	$99	$222	$5,062

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
December 31, 2014
U.S. Government agencies	$41,574	$138	$6,954	$209	$48,528	$347
Mortgage-backed	12,933	44	26,828	408	39,761	452
Equity	—	—	630	—	630	—
Total	$54,507	$182	$34,412	$617	$88,919	$799
Held-to-maturity securities:
December 31, 2014
U.S. Government agencies	$—	$—	$2,708	$83	$2,708	$83

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 2. INVESTMENT SECURITIES  – (continued)

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
December 31, 2013
U.S. Government agencies	$33,004	$372	$—	$—	$33,004	$372
Mortgage-backed	28,694	416	19,121	521	47,815	937
Equity	601	8	—	—	601	8
Total	$62,299	$796	$19,121	$521	$81,420	$1,317
Held-to-maturity securities:
December 31, 2013
U.S. Government agencies	$2,753	$222	$—	$—	$2,753	$222

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2014.

	Available for sale		Held to maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,001	$2,002	$221	$223
Due after one year through five years	75,099	74,981	712	764
Due after five years through ten years	11,361	11,405	403	459
Due after ten years	146,494	147,090	3,294	3,248
	234,955	235,478	4,630	4,694
Equity securities	624	630	—	—
Total	$235,579	$236,108	$4,630	$4,694

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

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged available-for-sale securities	$115,162	$115,458	$101,070	$100,507

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2014 or 2013.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 2. INVESTMENT SECURITIES  – (continued)

Proceeds from sales of investment securities were $988 thousand, $40.4 million, and $6.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Gross gains from sales of investment securities were $23 thousand, $913 thousand and $278 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. There were no gross losses in 2014, 2013 and 2012.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Construction	$69,157	$64,591
Residential real estate	273,336	274,857
Commercial real estate	305,788	304,605
Commercial	52,671	57,195
Consumer	9,794	10,671
Total loans	710,746	711,919
Allowance for credit losses	(7,695)	(10,725)
Total loans, net	$703,051	$701,194

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility. As of December 31, 2014 and 2013, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $18.7 million and $23.2 million, respectively. During 2014 and 2013, loan additions were approximately $1.8 million and $1.0 million, respectively, and loan repayments were approximately $6.2 million and $3.8 million, respectively.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2014 and 2013.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2014
Loans individually evaluated for impairment	$10,067	$10,403	$9,359	$188	$124	$—	$30,141
Loans collectively evaluated for impairment	59,090	262,933	296,429	52,483	9,670	—	680,605
Total loans	$69,157	$273,336	$305,788	$52,671	$9,794	$—	$710,746
Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$41	$1,099	$129	$1	$3	$—	$1,273
Loans collectively evaluated for impairment	1,262	1,735	2,250	447	226	502	6,422
Total allowance for credit losses	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES  – (continued)

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2013
Loans individually evaluated for impairment	$5,569	$19,748	$14,462	$887	$48	$—	$40,714
Loans collectively evaluated for impairment	59,022	255,109	290,143	56,308	10,623	—	671,205
Total loans	$64,591	$274,857	$304,605	$57,195	$10,671	$—	$711,919
Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$204	$285	$44	$245	$5	$—	$783
Loans collectively evaluated for impairment	1,756	3,569	2,985	1,021	238	373	9,942
Total allowance for credit losses	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2014 and 2013. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2014
Impaired nonaccrual loans:
Construction	$9,277	$6,045	$—	$—	$7,739	$—
Residential real estate	4,664	1,053	2,982	799	3,322	—
Commercial real estate	4,703	2,842	280	100	3,889	—
Commercial	1,372	136	5	1	437	—
Consumer	129	99	25	3	79	—
Total	20,145	10,175	3,292	903	15,466	—
Impaired accruing TDRs:
Construction	4,022	3,196	826	41	2,743	68
Residential real estate	6,368	668	5,700	300	15,123	372
Commercial real estate	6,237	4,774	1,463	29	6,574	254
Commercial	47	47	—	—	55	2
Consumer	—	—	—	—	—	—
Total	16,674	8,685	7,989	370	24,495	696
Total impaired loans:
Construction	13,299	9,241	826	41	10,482	68
Residential real estate	11,032	1,721	8,682	1,099	18,445	372
Commercial real estate	10,940	7,616	1,743	129	10,463	254
Commercial	1,419	183	5	1	492	2
Consumer	129	99	25	3	79	—
Total	$36,819	$18,860	$11,281	$1,273	$39,961	$696

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES  – (continued)

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Impaired nonaccrual loans:
Construction	$6,787	$3,709	$240	$203	$7,270	$—
Residential real estate	7,692	3,862	1,304	225	10,240	—
Commercial real estate	5,218	4,261	410	38	7,829	—
Commercial	1,801	547	245	245	619	—
Consumer	56	43	5	5	48	—
Total	21,554	12,422	2,204	716	26,006	—
Impaired accruing TDRs:
Construction	1,620	1,527	93	1	14,405	—
Residential real estate	14,582	13,177	1,405	60	11,101	—
Commercial real estate	9,791	9,006	785	6	13,308	—
Commercial	95	95	—	—	105	—
Consumer	—	—	—	—	—	—
Total	26,088	23,805	2,283	67	38,919	—
Total impaired loans:
Construction	8,407	5,236	333	204	21,675	—
Residential real estate	22,274	17,039	2,709	285	21,341	—
Commercial real estate	15,009	13,267	1,195	44	21,137	—
Commercial	1,896	642	245	245	724	—
Consumer	56	43	5	5	48	—
Total	$47,642	$36,227	$4,487	$783	$64,925	$—

The following tables provide a roll-forward for troubled debt restructurings as of December 31, 2014 and December 31, 2013.

(Dollars in thousands)	12/31/13 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Loan Sale	Payoffs	12/31/14 TDR Balance	Related Allowance
For the year ended 12/31/2014
Accruing TDRs
Construction	$1,620	$—	$(186)	$(538)	$3,396	$—	$(270)	$4,022	$41
Residential Real Estate	14,582	—	(1,150)	(3,614)	(3,136)	—	(314)	6,368	300
Commercial Real Estate	9,791	—	(99)	(549)	(1,805)	—	(1,101)	6,237	29
Commercial	95	—	(24)	—	—	—	(24)	47	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$26,088	$—	$(1,459)	$(4,701)	$(1,545)	$—	$(1,709)	$16,674	$370
Nonaccrual TDRs
Construction	$3,561	$—	$(12)	$(235)	$7	$—	$—	$3,321	$—
Residential Real Estate	1,884	—	(50)	(203)	1,874	—	(123)	3,382	724
Commercial Real Estate	842	—	(95)	(65)	(336)	—	—	346	100
Commercial	—	—	—	—	—	—	—	—	—
Consumer	26	—	(1)	—	—	—	—	25	3
Total	$6,313	$—	$(158)	$(503)	$1,545	$—	$(123)	$7,074	$827
Total TDRs	$32,401	$—	$(1,617)	$(5,204)	$—	$—	$(1,832)	$23,748	$1,197

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES  – (continued)

(Dollars in thousands)	12/31/12 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	9/30/13 Loan Sale	Payoffs	12/31/13 TDR Balance	Related Allowance
For the year ended 12/31/2013
Accruing TDRs
Construction	$27,335	$95	$228	$(13,557)	$(3,521)	$(7,908)	$(1,052)	$1,620	$1
Residential Real Estate	7,017	10,433	(86)	(632)	(1,755)	(395)	—	14,582	60
Commercial Real Estate	17,880	1,738	(39)	(2,108)	(410)	(7,162)	(108)	9,791	6
Commercial	121	—	(26)	—	—	—	—	95	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$52,353	$12,266	$77	$(16,297)	$(5,686)	$(15,465)	$(1,160)	$26,088	$67
Nonaccrual TDRs
Construction	$1,448	$—	$(64)	$(639)	$3,521	$(57)	$(648)	$3,561	$25
Residential Real Estate	2,169	258	(90)	(1,253)	1,755	(759)	(196)	1,884	—
Commercial Real Estate	2,970	—	(281)	(866)	410	—	(1,391)	842	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	27	—	(1)	—	—	—	—	26	26
Total	$6,614	$258	$(436)	$(2,758)	$5,686	$(816)	$(2,235)	$6,313	$51
Total TDRs	$58,967	$12,524	$(359)	$(19,055)	$—	$(16,281)	$(3,395)	$32,401	$118

The following tables provide information on loans that were modified and considered TDRs during 2014 and 2013.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the year ended December 31, 2014
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—
For the year ended December 31, 2013
Construction	3	$218	$218	$—
Residential real estate	7	12,485	12,494	38
Commercial real estate	4	2,212	2,211	82
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	14	$14,915	$14,923	$120

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES  – (continued)

The following tables provide information on TDRs that defaulted during 2014 and 2013. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the year ended December 31, 2014
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—
TDRs that subsequently defaulted(1):
For the year ended December 31, 2013
Construction	—	$—	$—
Residential real estate	6	1,918	—
Commercial real estate	2	2,151	74
Commercial	—	—	—
Consumer	—	—	—
Total	8	$4,069	$74

(1)	These loans were classified as TDRs during 2012.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2014, there were no nonaccrual loans classified as special mention, $13.4 million of nonaccrual loans were identified as substandard and $89 thousand were doubtful. The comparable amounts at December 31, 2013 were $152 thousand, $13.0 million and $1.4 million, respectively.

The following tables provide information on loan risk ratings as of December 31, 2014 and 2013.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2014
Construction	$52,241	$5,643	$11,273	$—	$69,157
Residential real estate	252,643	6,675	14,018	—	273,336
Commercial real estate	275,573	20,040	10,175	—	305,788
Commercial	50,583	1,885	114	89	52,671
Consumer	9,658	13	123	—	9,794
Total	$640,698	$34,256	$35,703	$89	$710,746

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES  – (continued)

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2013
Construction	$39,268	$15,884	$9,439	$—	$64,591
Residential real estate	235,054	22,638	17,114	51	274,857
Commercial real estate	255,280	30,105	19,210	10	304,605
Commercial	52,032	3,691	972	500	57,195
Consumer	10,451	48	172	—	10,671
Total	$592,085	$72,366	$46,907	$561	$711,919

The following tables provide information on the aging of the loan portfolio as of December 31, 2014 and 2013.

	Accruing
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	90 days or more past due	Total past due	Non-accrual	Total
December 31, 2014
Construction	$61,325	$1,786	$—	$—	$1,786	$6,046	$69,157
Residential real estate	263,165	3,351	2,702	83	6,136	4,035	273,336
Commercial real estate	301,695	459	513	—	972	3,121	305,788
Commercial	52,352	47	131	—	178	141	52,671
Consumer	9,619	11	37	4	52	123	9,794
Total	$688,156	$5,654	$3,383	$87	$9,124	$13,466	$710,746
Percent of total loans	96.8%	0.8%	0.5%	—%	1.3%	1.9%

	Accruing
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	90 days or more past due	Total past due	Non-accrual	Total
December 31, 2013
Construction	$60,642	$—	$—	$—	$—	$3,949	$64,591
Residential real estate	265,182	2,765	1,724	20	4,509	5,166	274,857
Commercial real estate	299,295	639	—	—	639	4,671	304,605
Commercial	55,576	330	247	250	827	792	57,195
Consumer	10,469	23	131	—	154	48	10,671
Total	$691,164	$3,757	$2,102	$270	$6,129	$14,626	$711,919
Percent of total loans	97.1%	0.5%	0.3%	—%	0.8%	2.1%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2014 and 2013. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725
Charge-offs	(725)	(2,407)	(1,648)	(2,389)	(163)	—	(7,332)
Recoveries	149	376	58	341	28	—	952
Net charge-offs	(576)	(2,031)	(1,590)	(2,048)	(135)	—	(6,380)
Provision	(81)	1,011	940	1,230	121	129	3,350
Ending balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES  – (continued)

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2013
Allowance for credit losses:
Beginning balance	$4,387	$5,194	$4,134	$1,682	$407	$187	$15,991
Charge-offs	(20,695)	(7,163)	(6,162)	(665)	(113)	—	(34,798)
Recoveries	161	545	161	839	42	—	1,748
Net charge-offs	(20,534)	(6,618)	(6,001)	174	(71)	—	(33,050)
Provision	18,107	5,278	4,896	(590)	(93)	186	27,784
Ending balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

NOTE 4. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Land	$5,818	$5,818
Buildings and land improvements	13,537	13,459
Furniture and equipment	9,273	7,650
	28,628	26,927
Accumulated depreciation	(12,353)	(11,729)
Total	$16,275	$15,198

Depreciation expense totaled $867 thousand, $936 thousand and $1.1 million for 2014, 2013 and 2012, respectively.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2014, 2013, and 2012 was $700 thousand, $744 thousand and $777 thousand, respectively. Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2015	$625
2016	474
2017	352
2018	327
2019	331
Thereafter	889
Total minimum lease payments	$2,998

NOTE 5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Avon-Dixon Agency, LLC (“Avon-Dixon”), a wholly-owned insurance subsidiary of the Company, owns a 40% interest in a segregated portfolio of Eastern Re Ltd., SPC (“Eastern”), a specialty reinsurance company. This investment is carried at cost, adjusted for Avon-Dixon’s equity ownership in Eastern’s net income or loss. At December 31, 2014 and 2013, the carrying value of the investment in Eastern was $432 thousand and $328 thousand, respectively. During 2014 and 2013, income recognized from the investment in Eastern was $104 thousand and $328 thousand, respectively.

During 2012, the Company terminated its mortgage brokerage activities which were conducted through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”. This investment was carried at cost, adjusted for the Company’s 49.0% equity ownership in Wye Mortgage Group’s net income or loss. At December 31, 2014 and 2013, the carrying value of the investment in Wye Mortgage Group was $0 and $0, respectively. The Company recognized no income or loss in 2014 from its investment in Wye Mortgage Group, and a loss of $9 thousand in 2013.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2014 and 2013. The Community Banking segment had goodwill of $2.5 million at the end of both 2014 and 2013. The Insurance segment had goodwill of $9.4 million and $9.9 million at the end of 2014 and 2013. The decrease of $500 thousand was the result of the sale of the assets and liabilities of Tri-State General Insurance, LTD on June 6, 2014. See Note 26 for further information regarding the Company’s business segments.

	December 31, 2014					December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)
Goodwill	$15,235	$(2,637)	$(667)	$11,931	—	$17,345	$(4,224)	$(667)	$12,454	—
Other intangible assets
Amortizable
Employment agreements	$440	$—	$(440)	$—	—	$1,730	$—	$(1,448)	$282	1.7
Insurance expirations	1,270	—	(1,063)	207	2.4	1,270	—	(979)	291	3.4
Customer relationships	782	(95)	(343)	344	7.0	960	(126)	(352)	482	9.7
	2,492	(95)	(1,846)	551		3,960	(126)	(2,779)	1,055
Unamortizable
Carrier relationships	—	—	—	—	—	1,300	(45)	—	1,255	—
Trade name	780	—	—	780	—	1,210	—	—	1,210	—
	780	—	—	780		2,510	(45)	—	2,465
Total other intangible assets	$3,272	$(95)	$(1,846)	$1,331		$6,470	$(171)	$(2,779)	$3,520

The aggregate amortization expense was $201 thousand, $296 thousand, and $392 thousand for the years ended December 31, 2014, 2013, and 2012 respectively.

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

(Dollars in thousands)	Amortization Expense
Estimate for years ended December 31, 2015	133
2016	133
2017	85
2018	42
2019	42

NOTE 7. OTHER ASSETS

The Company had the following other assets at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Nonmarketable investment securities	$1,586	$2,058
Accrued interest receivable	2,663	2,561
Deferred income taxes(1)	15,744	19,090
Prepaid expenses	750	700
Other assets	6,419	6,673
Total	$27,162	$31,082

(1)	See Note 15 for further discussion.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 8. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Accrued interest payable	$172	$225
Other accounts payable	2,435	3,543
Deferred compensation liability	1,503	1,505
Other liabilities	2,011	1,944
Total	$6,121	$7,217

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $100,000 or more was $159.9 million and $185.0 million at December 31, 2014 and 2013, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Due in one year or less	$181,847	$184,836
Due in one to three years	101,811	121,403
Due in three to five years	47,969	66,565
Total	$331,627	$372,804

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$8,061	0.22%	$10,980	0.24%
At Year End
Retail repurchase agreements	$4,808	0.23%	$10,140	0.23%

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

NOTE 11. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $545 thousand, $520 thousand, and $513 thousand for 2014, 2013, and 2012, respectively.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 12. STOCK-BASED COMPENSATION

As of December 31, 2014, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which Shore Bancshares, Inc. may issue shares of its common stock or grant other equity-based awards. Under the 2006 Equity Plan, stock-based awards may be granted periodically to the Company’s directors, executive officers, and key employees at the discretion of the Compensation Committee of the Board of Shore Bancshares, Inc. Stock-based awards granted to date under the 2006 Equity Plan are generally time-based, vesting on each anniversary of the grant date over a three- to five-year period of time and, in the case of stock options, expiring 10 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant date fair value and reflects forfeitures as they occur. The 2006 Equity Plan originally reserved 631,972 shares of common stock for grant, and 503,048 shares remained available for grant at December 31, 2014.

The following tables provide information on stock-based compensation expense for 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
Stock-based compensation expense	$87(1)	$78	$209
Excess tax expense related to stock-based compensation	—	26	106

	December 31,
(Dollars in thousands)	2014	2013	2012
Unrecognized stock-based compensation expense	$59	$136	$143
Weighted average period unrecognized expense is expected to be recognized	0.8 years	1.7 years	2.1 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2014.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	13,930	$8.33	6,548	$14.89	45,779	$13.20
Granted(1)	3,654	9.57	13,930	8.33	—	—
Vested	(3,333)	8.93	(6,548)	14.89	(39,231)	12.92
Cancelled	—	—	—	—	—	—
Nonvested at end of year	14,251	$8.51	13,930	$8.33	6,548	$14.89

The total fair value of restricted stock awards that vested was $30 thousand in 2014, $36 thousand in 2013, and $245 thousand in 2012.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 12. STOCK-BASED COMPENSATION  – (continued)

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the two years ended December 31, 2014.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding at beginning of year	40,662	$6.64	54,216	$6.64	—	$6.64
Granted(1)	—	—	—	—	54,216	—
Exercised	(3,593)	6.64	—	—	—	—
Expired/Cancelled	(9,961)	6.64	(13,554)	6.64	—	—
Outstanding at end of year	27,108	$6.64	40,662	$6.64	54,216	$6.64
Exercisable at end of year	—	$—	—	$—	—	$—

(1)	On January 7, 2015 restricted stock and options were granted to executive officers in the amount of $62 thousand in restricted stock awards and $117 thousand in option awards. The restricted stock and options immediately vested 50% on the grant date of January 7, 2015, in which the amount of $90 thousand was accrued at December 31, 2014 and recorded as an other liability. On January 7, 2015 the liability for the restricted shares and the options was reclassified to additional paid-in-capital. The January 7, 2015 awarded grants are excluded from the tables above because including them would not properly reflect the outstanding shares at December 31, 2014.

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

At December 31, 2014, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $73 thousand based on the $9.34 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2014. There were 3,593 shares exercised in 2014 through a cashless exchange of stock options, which required the forfeiture of 9,961 options on October 27, 2014. The intrinsic value on the options exercised in 2014 was $8 thousand based on the $8.99 market value per share of Shore Bancshares Inc.’s common stock at October 27, 2014. Since there were no options exercised during 2013, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. For 2014 and 2013 the amount of stock options vested totaled 13,554 and 0, respectively. At December 31, 2014, the weighted average remaining contract life of options outstanding was 7.2 years.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 13. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc. Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by Shore Bancshares, Inc. will vest over a five-year period. There were no elective deferrals made by plan participants during 2014, 2013 or 2012.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2014, 2013 and 2012 and the related deferred compensation liability at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013	2012
Deferred compensation contribution	$—	$9	$20

	December 31,
(Dollars in thousands)	2014	2013
Deferred compensation liability	$445	$404

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by CNB, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Cash surrender value	$3,360	$3,256
Accrued benefit obligation	1,058	1,101

NOTE 14. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Advertising and marketing	$428	$848	$338
Legal and professional	2,048	1,539	1,516
Other customer expense	396	414	372
Other expense	2,070	2,152	2,302
Other loan expense	894	934	1,086
Software expense	664	613	518
Travel and entertainment expense	288	287	265
Trust professional fees	686	616	542
Total noninterest expense	$7,474	$7,403	$6,939

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 15. INCOME TAXES

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2014	2013	2012
Current tax expense (benefit):
Federal	$—	$(459)	$(2,007)
State	225	90	210
	225	(369)	(1,797)
Deferred income tax expense (benefit):
Federal	2,516	(4,592)	(3,110)
State	320	(1,540)	(1,658)
	2,836	(6,132)	(4,768)
Total income tax expense (benefit)	$3,061	$(6,501)	$(6,565)

The following table provides a reconciliation of tax computed at the statutory federal tax rate of 34.0% to the actual tax expense (benefit) for each of the three years ended December 31.

(Dollars in thousands)	2014	2013	2012
Tax at federal statutory rate	34.0%	(34.0)%	(34.0)%
Tax effect of:
Tax-exempt income	(0.9)	(0.4)	(0.6)
Other non-deductible expenses	0.3	0.2	0.2
State income taxes, net of federal benefit	4.4	(5.9)	(5.9)
Other	(0.1)	(0.2)	(0.2)
Actual income tax expense (benefit) rate	37.7%	(40.3)%	(40.5)%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$3,072	$4,298
Reserve for off-balance sheet commitments	121	180
Net operating loss carry forward	13,265	14,430
Write-downs of other real estate owned	355	400
Deferred income	1,132	1,108
Accrued expenses	918	936
Unrealized losses on available-for-sale securities	—	296
Other	80	83
Total deferred tax assets	18,943	21,731
Deferred tax liabilities:
Depreciation	372	463
Purchase accounting adjustments	1,751	1,305
Deferred capital gain on branch sale	425	438
Unrealized gains on available-for-sale securities	214	—
Other	437	435
Total deferred tax liabilities	3,199	2,641
Net deferred tax assets	$15,744	$19,090

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 15. INCOME TAXES  – (continued)

The Company’s deferred tax assets primarily consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. No valuation allowance on these deferred tax assets was recorded at December 31, 2014 and December 31, 2013 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material assumptions: 1) The Company was profitable for three of the four quarters in 2013 on a GAAP basis. The loss experienced in the third quarter of 2013 was solely attributable to the Asset Sale which is considered non-recurring. 2) The Company had pre-tax income of $8.1 million for the year ended December 31, 2014, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss carryovers would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets which include the following: The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past two years, if this trend flattens or reverses, there is a potential that this negative evidence could outweigh the prevailing positive factors.

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

(In thousands, except per share data)	2014	2013	2012
Net income (loss)	$5,051	$(9,634)	$(9,638)
Weighted average shares outstanding – basic	10,945	8,461	8,457
Dilutive effect of common stock equivalents	8	—	—
Weighted average shares outstanding – diluted	10,953	8,461	8,457
Income (loss) per common share – basic	$0.46	$(1.14)	$(1.14)
Income (loss) per common share – diluted	$0.46	$(1.14)	$(1.14)

The calculations of diluted income (loss) per share excluded weighted average common stock equivalents of $0 for 2014, $51 thousand for 2013, and $46 thousand for 2012 because the effect of including them would have been antidilutive.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

Shore Bancshares, Inc. and each of the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2014, management believes that Shore Bancshares, Inc. and CNB met all capital adequacy requirements to which they are subject. Per the Order, Talbot Bank submitted a capital plan to the FDIC and Commissioner which describes the methods and timing by which it will increase and maintain its capital ratios up to or in excess of required minimums (leverage ratio of 8%, total capital ratio of 12%). These methods include earnings from operations, capital infusions from the Company, and other capital-raising alternatives such as equity issuances.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized Talbot Bank as adequately capitalized and CNB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Banks must maintain minimum Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below. The Talbot Bank would be considered “well capitalized” based on its capital ratios at year ended December 31, 2014, however must remain in the “adequately capitalized” category until the consent order is terminated by the FDIC and the Commissioner.

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

The following tables present the capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of December 31, 2014 and 2013.

December 31, 2014 (Dollars in thousands)	Tier 1 Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$112,511	$120,510	$736,763	$1,075,674	15.27%	16.36%	10.46%
Talbot Bank	51,637	55,910	394,788	579,781	13.08	14.16	8.91
CNB	44,869	48,594	331,089	485,042	13.55	14.68	9.25

December 31, 2013 (Dollars in thousands)	Tier 1 Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$72,370	$81,341	$717,129	$1,028,957	10.09%	11.34%	7.03%
Talbot Bank	28,395	33,554	410,547	569,689	6.92	8.17	4.98
CNB	42,186	45,998	305,278	460,747	13.82	15.07	9.16

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 17. REGULATORY CAPITAL REQUIREMENTS  – (continued)

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and Shore Bancshares, Inc. Talbot Bank is currently prohibited from paying dividends to Shore Bancshares, Inc. without the prior consent of its banking regulators. CNB paid dividends of $200 thousand to Shore Bancshares, Inc. during 2014. At December 31, 2014, CNB could have paid additional dividends to Shore Bancshares, Inc. of approximately $4.5 million without the prior consent and approval of its regulatory agencies. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2014 or 2013.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2014 and 2013.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Accumulated net unrealized holding gains (losses) on cash flow hedging activities	Accumulated other comprehensive income (loss)
Balance, December 31, 2013	$(437)	$—	$(437)
Other comprehensive (loss) income	767	—	767
Reclassification of (gains) losses recognized	(14)	—	(14)
Balance, December 31, 2014	$316	$—	$316
Balance, December 31, 2012	$1,894	$(1,186)	$708
Other comprehensive income	(1,786)	407	(1,379)
Reclassification of (gains) losses recognized	(545)	779	234
Balance, December 31, 2013	$(437)	$—	$(437)

The following table presents the amounts reclassified out of each component of accumulated comprehensive income (loss) for the years ended December 31, 2014 and 2013.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2014	2013	2012
Realized gain on sale of investment securities	$14	$545	$166	Gain on sale of investment securities
Total Reclassification for the Period	$14	$545	$166

NOTE 19. LINES OF CREDIT

The Banks had $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both December 31, 2014 and 2013. In addition, the Banks had credit availability of approximately $70.9 million and $46.9 million from the Federal Home Loan Bank at December 31, 2014 and 2013, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2014 or 2013.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 20. FAIR VALUE MEASUREMENTS

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

Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2014 and 2013. No assets were transferred from one hierarchy level to another during 2014 or 2013.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Securities available for sale:
U.S. Treasury	$5,215	$5,215	$—	$—
U.S. Government agencies	74,960	—	74,960	—
Mortgage-backed	155,303	—	155,303	—
Equity	630	—	630	—
Total	$236,108	$5,215	$230,893	$—

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 20. FAIR VALUE MEASUREMENTS  – (continued)

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Securities available for sale:
U.S. Treasury	$5,343	$5,343	$—	$—
U.S. Government agencies	60,444	—	60,444	—
Mortgage-backed	80,713	—	80,713	—
Equity	601	—	601	—
Total	$147,101	$5,343	$141,758	$—

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At December 31, 2014 and 2013, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale

Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At December 31, 2014, the Company had no loans held for sale. At December 31, 2013 loans held for sale were classified as Level 2 in the fair value hierarchy.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At December 31, 2014 and 2013, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at December 31, 2014 and 2013. No assets were transferred from one hierarchy level to another during 2014 or 2013.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans
Construction	$10,026	$—	$10,026	$—
Residential real estate	9,304	—	9,304	—
Commercial real estate	9,230	—	9,230	—
Commercial	187	—	187	—
Consumer	121	—	121	—
Total impaired loans	28,868	—	28,868	—
Other real estate owned	3,691	—	3,691	—
Total assets measured at fair value on a nonrecurring basis	$32,559	$—	$32,559	$—

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 20. FAIR VALUE MEASUREMENTS  – (continued)

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans
Construction	$5,365	$—	$5,365	$—
Residential real estate	19,463	—	19,463	—
Commercial real estate	14,418	—	14,418	—
Commercial	642	—	642	—
Consumer	43	—	43	—
Total impaired loans	39,931	—	39,931	—
Loans held for sale	3,521	—	3,521	—
Other real estate owned	3,779	—	3,779	—
Total assets measured at fair value on a nonrecurring basis	$47,231	$—	$47,231	$—

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 20. FAIR VALUE MEASUREMENTS  – (continued)

The following table provides information on the estimated fair values of the Company’s financial assets and liabilities that are reported in the balance sheets at their carrying amounts. The financial assets and liabilities have been segregated by their classification level in the fair value hierarchy.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$96,223	$96,223	$131,090	$131,090
Investment securities held to maturity	4,630	4,694	5,185	5,062
Loans, net	703,051	724,771	701,194	721,688
Financial liabilities
Level 2 inputs
Deposits	$949,004	$948,605	$933,468	$934,943
Short-term borrowings	4,808	4,808	10,140	10,140

NOTE 21. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the second quarter of 2009, the Company purchased interest rate caps for $7.1 million to effectively fix the interest rate at 2.97% for five years on $70 million of the Company’s money market deposit accounts related to our participation in the IND Program. In the fourth quarter of 2012, the Company decided to partially exit the IND Program in an effort to reduce its excess liquidity and a portion of the interest rate caps used to hedge the interest rates on these deposits was terminated. In the second quarter of 2013, the Company fully exited the IND Program and the remainders of the interest rate caps were terminated. Because the interest rate caps qualified for hedge accounting, a $1.3 million loss on the ineffective portion of the cash flow hedge was recognized in both the second quarter of 2013 and the fourth quarter of 2012.

The aggregate fair value of the interest rate caps was $14 thousand at December 31, 2012. The adjustments that reduced the balance to $0 at December 31, 2013 included an increase of $681 thousand to reflect unrealized holding gains on the interest rate caps and a decrease of $695 thousand to reflect the charge to interest expense associated with the hedged money market deposit accounts. Interest expense for 2014 did not reflect this adjustment because the interest rate caps were terminated in June of 2013.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 21. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $0 at December 31, 2014 and 2013, respectively.

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

The following table provides information on commitments outstanding as of December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Commitments to extend credit	$127,080	$116,596
Letters of credit	7,347	10,477
Total	$134,427	$127,073

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
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets
December 31,

(Dollars in thousands)	2014	2013
Assets
Cash	$2,101	$987
Investment securities	9,723	—
Investment in subsidiaries	126,857	102,815
Premises and equipment, net	3,158	2,726
Other assets	1,329	1,284
Total assets	$143,168	$107,812
Liabilities
Accrued interest payable	$1	$—
Deferred tax liability	—	1,628
Other liabilities	855	542
Long-term debt	1,843	2,343
Total liabilities	2,699	4,513
Stockholders’ equity
Common stock	126	85
Additional paid in capital	63,532	32,207
Retained earnings	76,495	71,444
Accumulated other comprehensive income (loss)	316	(437)
Total stockholders’ equity	140,469	103,299
Total liabilities and stockholders’ equity	$143,168	$107,812

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION  – (continued)

Condensed Statements of Operations
For the Years Ended December 31,

(Dollars in thousands)	2014	2013	2012
Income
Dividends from subsidiaries	$200	$2,163	$3,154
Management and other fees from subsidiaries	7,933	6,226	5,692
Other income	110	31	180
Total income	8,243	8,420	9,026
Expenses
Interest expense	80	88	107
Salaries and employee benefits	5,321	4,447	4,188
Occupancy and equipment expense	541	508	463
Other operating expenses	2,387	1,853	1,529
Total expenses	8,329	6,896	6,287
(Loss) income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	(86)	1,524	2,739
Income tax benefit	(107)	(61)	(58)
Income before equity in undistributed net income (loss) of subsidiaries	21	1,585	2,797
Equity in undistributed net income (loss) of subsidiaries	5,030	(11,219)	(12,435)
Net income (loss)	$5,051	$(9,634)	$(9,638)

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION  – (continued)

Condensed Statements of Cash Flows
For the Years Ended December 31,

(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,051	$(9,634)	$(9,638)
Adjustments to reconcile net (income) loss to cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(5,030)	11,219	12,435
Depreciation and amortization	379	386	367
Stock-based compensation expense	87	78	209
Excess tax benefit from stock-based arrangements	—	(26)	(106)
Net (increase) decrease in other assets	(121)	128	(246)
Net increase (decrease) in other liabilities	271	(53)	(423)
Net cash provided by operating activities	637	2,098	2,598
Cash flows from investing activities:
Proceeds from sale of securities	442	—	—
Purchases of securities	(10,112)	—	—
Purchases of premises and equipment	(632)	(307)	(108)
Investment in subsidiaries	(20,000)	(1,650)	(2,000)
Net cash used in investing activities	(30,302)	(1,957)	(2,108)
Cash flows from financing activities:
Repayment of long-term debt	(500)	—	(1,007)
Excess tax benefit from stock-based arrangements	—	26	106
Proceeds from issuance of common stock	31,279	—	—
Common stock dividends paid	—	—	(85)
Net cash provided by (used in) financing activities	30,779	26	(986)
Net increase (decrease) in cash and cash equivalents	1,114	167	(496)
Cash and cash equivalents at beginning of year	987	820	1,316
Cash and cash equivalents at end of year	$2,101	$987	$820

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 25. QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the two years ended December 31, 2014.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Interest income	$9,455	$9,523	$9,686	$9,625
Net interest income	8,323	8,447	8,636	8,636
Provision for credit losses	975	950	775	650
Income (loss) before income taxes	2,021	2,108	2,036	1,947
Net income (loss)	1,258	1,305	1,262	1,226
Basic earnings (loss) per common share	$0.15	$0.13	$0.10	$0.10
Diluted earnings (loss) per common share	$0.15	$0.13	$0.10	$0.10
2013
Interest income	$10,607	$10,755	$10,182	$9,807
Net interest income	8,477	9,001	8,828	8,570
Provision for credit losses	2,150	2,700	22,460	474
(Loss) income before income taxes	326	504	(18,808)	1,843
Net (loss) income	222	361	(11,392)	1,175
Basic (loss) earnings per common share	$0.03	$0.04	$(1.35)	$0.14
Diluted (loss) earnings per common share	$0.03	$0.04	$(1.35)	$0.14
2012
Interest income	$11,856	$11,692	$11,393	$10,960
Net interest income	9,195	9,033	8,730	8,381
Provision for credit losses	8,370	3,525	6,200	9,650
(Loss) income before income taxes	(5,099)	422	(3,178)	(8,348)
Net (loss) income	(3,036)	293	(1,821)	(5,074)
Basic (loss) earnings per common share	$(0.36)	$0.03	$(0.22)	$(0.60)
Diluted (loss) earnings per common share	$(0.36)	$0.03	$(0.22)	$(0.60)

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

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012

NOTE 26. SEGMENT REPORTING  – (continued)

Selected financial information by business segments is included in the following table.

(Dollars in thousands)	Community Banking	Insurance Products and Services	Parent Company	Total
2014
Interest income	$38,202	$—	$87	$38,289
Interest expense	(4,247)	—	—	(4,247)
Provision for credit losses	(3,350)	—	—	(3,350)
Noninterest income	6,482	10,305	(6)	16,781
Noninterest expense	(22,776)	(8,527)	(8,058)	(39,361)
Net intersegment (expense) income	(7,010)	(680)	7,690	—
(Loss) income before income taxes	7,301	1,098	(287)	8,112
Income tax benefit (expense)	(2,755)	(414)	108	(3,061)
Net (loss) income	$4,546	$684	$(179)	$5,051
Total assets	$1,074,638	$10,824	$14,940	$1,100,402
2013
Interest income	$41,310	$41	$—	$41,351
Interest expense	(6,475)	—	—	(6,475)
Provision for credit losses	(27,784)	—	—	(27,784)
Noninterest income	5,716	11,737	6	17,459
Noninterest expense	(23,676)	(10,350)	(6,660)	(40,686)
Net intersegment (expense) income	(5,359)	(655)	6,014	—
(Loss) income before income taxes	(16,268)	773	(640)	(16,135)
Income tax benefit (expense)	6,556	(313)	258	6,501
Net (loss) income	$(9,712)	$460	$(382)	$(9,634)
Total assets	$1,036,098	$15,759	$2,267	$1,054,124
2012
Interest income	$45,822	$79	$—	$45,901
Interest expense	(10,546)	—	(16)	(10,562)
Provision for credit losses	(27,745)	—	—	(27,745)
Noninterest income	5,197	10,422	139	15,758
Noninterest expense	(23,702)	(9,820)	(6,033)	(39,555)
Net intersegment (expense) income	(4,993)	(503)	5,496	—
(Loss) income before income taxes	(15,967)	178	(414)	(16,203)
Income tax benefit (expense)	6,467	(70)	168	6,565
Net (loss) income	$(9,500)	$108	$(246)	$(9,638)
Total assets	$1,166,468	$16,809	$2,530	$1,185,807

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2014 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders:

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

The following table contains information about these equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders(1)	27,108	$6.64	503,048
Equity compensation plans not approved by security holders	—	—	—
Total	27,108	$6.64	503,048

(1)	In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column

(c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000. As of December 31, 2014, the Company has granted 88,262 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

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

Shore Bancshares, Inc.
Date: March 13, 2015	By: /s/ Lloyd L. Beatty, Jr. Lloyd L. Beatty, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead Blenda W. Armistead, Director March 13, 2015	/s/ John H. Wilson John H. Wilson, Director March 13, 2015
/s/ David J. Bates David J. Bates, Director March 13, 2015	/s/ Lloyd L. Beatty, Jr. Lloyd L. Beatty, Jr., Director, President, and Chief Executive Officer (Principal Executive Officer) March 13, 2015
/s/ James A. Judge James A. Judge, Director March 13, 2015	/s/ Christopher F. Spurry Christopher F. Spurry, Director March 13, 2015
/s/ Frank E. Mason, III Frank E. Mason, III, Director March 13, 2015	/s/ W. Moorhead Vermilye W. Moorhead Vermilye, Director March 13, 2015
/s/ David W. Moore David W. Moore, Director March 13, 2015	/s/ George S. Rapp George S. Rapp Vice President and Chief Financial Officer (Principal Accounting Officer) March 13, 2015

EXHIBIT LIST

Exhibit No.	Description
3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)
3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)
3.1(iii)	Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)
3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-K for the year ended December 31, 2010)
3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10-K for the year ended December 31, 2010)
3.2(iii)	Second Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10-K for the year ended December 31, 2010)
3.2(iv)	Third Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10-K for the year ended December 31, 2010)
10.1	Amended and Restated Employment Agreement, dated June 16, 2011, between the Company and W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011).
10.2	Employment Agreement, dated June 16, 2011, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011)
10.3	Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007)
10.4	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007)
10.5	Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.6	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)
10.7	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)
10.8	Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006)
10.9	Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006)
10.10	Form of Amended and Restated Director Indexed Fee Continuation Plan Agreement between Centreville National Bank and Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

Exhibit No.	Description
10.11	Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006)
10.12	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.13	First Amendment to The Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan for the benefit of W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2009)
10.14	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319))
10.16	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))
10.17	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)
10.18	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)
21	Subsidiaries of the Company (included in the “BUSINESS — General” section of Item 1 of Part I of this Annual Report on Form 10-K)
23	Consent of Stegman & Company (filed herewith)
31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)