Form 10-Q
period 2015-03-31
SHORE BANCSHARES INC
filed 2015-05-11
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,625,276 shares of common stock outstanding as of April 30, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and due from banks	$24,319	$24,211
Interest-bearing deposits with other banks	48,398	68,460
Federal funds sold	3,241	3,552
Investment securities:
Available for sale, at fair value	240,111	236,108
Held to maturity, at amortized cost – fair value of $4,616 (2015) and $4,694 (2014)	4,515	4,630

Loans	721,605	710,746
Less: allowance for credit losses	(7,798)	(7,695)
Loans, net	713,807	703,051

Premises and equipment, net	16,728	16,275
Goodwill	11,931	11,931
Other intangible assets, net	1,297	1,331
Other real estate owned, net	3,469	3,691
Other assets	26,312	27,162
TOTAL ASSETS	$1,094,128	$1,100,402

LIABILITIES
Deposits:
Noninterest-bearing	$201,518	$193,814
Interest-bearing	739,256	755,190
Total deposits	940,774	949,004

Short-term borrowings	5,098	4,808
Other liabilities	5,510	6,121
TOTAL LIABILITIES	951,382	959,933

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,625,276 (2015) and 12,618,513 (2014)	126	126
Additional paid in capital	63,668	63,532
Retained earnings	77,904	76,495
Accumulated other comprehensive income	1,048	316
TOTAL STOCKHOLDERS’ EQUITY	142,746	140,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,094,128	$1,100,402

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2015	2014

INTEREST INCOME
Interest and fees on loans	$8,491	$8,875
Interest and dividends on investment securities:
Taxable	924	521
Tax-exempt	3	3
Interest on federal funds sold	1	-
Interest on deposits with other banks	26	56
Total interest income	9,445	9,455

INTEREST EXPENSE
Interest on deposits	901	1,127
Interest on short-term borrowings	5	5
Total interest expense	906	1,132

NET INTEREST INCOME	8,539	8,323
Provision for credit losses	650	975

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,889	7,348

NONINTEREST INCOME
Service charges on deposit accounts	634	558
Trust and investment fee income	469	431
Insurance agency commissions	2,475	3,077
Other noninterest income	507	722
Total noninterest income	4,085	4,788

NONINTEREST EXPENSE
Salaries and wages	4,313	4,314
Employee benefits	1,156	1,182
Occupancy expense	626	627
Furniture and equipment expense	255	273
Data processing	783	760
Directors’ fees	123	112
Amortization of other intangible assets	33	74
Insurance agency commissions expense	-	512
FDIC insurance premium expense	384	458
Write-downs of other real estate owned	27	75
Other noninterest expenses	2,004	1,728
Total noninterest expense	9,704	10,115

INCOME BEFORE INCOME TAXES	2,270	2,021
Income tax expense	861	763

NET INCOME	$1,409	$1,258

Basic net income per common share	$0.11	$0.15
Diluted net income per common share	0.11	0.15
Dividends paid per common share	-	-

See accompanying notes to Consolidated Financial Statements.

3

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014

Net income	$1,409	$1,258

Other comprehensive income
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,227	89
Tax effect	(495)	(36)
Net of tax amount	732	53

Total other comprehensive income	732	53
Comprehensive income	$2,141	$1,311

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net income	-	-	1,409	-	1,409

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	732	732

Stock-based compensation	-	136	-	-	136

Balances, March 31, 2015	$126	$63,668	$77,904	$1,048	$142,746

Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Net income	-	-	1,258	-	1,258

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	53	53

Stock-based compensation	-	22	-	-	22

Balances, March 31, 2014	$85	$32,229	$72,702	$(384)	$104,632

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,409	$1,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	650	975
Depreciation and amortization	621	555
Discount accretion on debt securities	(18)	(12)
Stock-based compensation expense	136	22
Deferred income tax expense	618	699
Losses (gains) on sales of other real estate owned	48	(7)
Write-downs of other real estate owned	27	75
Net changes in:
Accrued interest receivable	59	68
Other assets	(399)	156
Accrued interest payable	(17)	(3)
Other liabilities	(594)	154
Net cash provided by operating activities	2,540	3,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	8,697	16,811
Purchases of investment securities available for sale	(11,736)	(22,024)
Proceeds from maturities and principal payments of investment securities held to maturity	112	108
Net change in loans	(11,904)	9,162
Purchases of premises and equipment	(678)	(143)
Proceeds from sales of other real estate owned	644	48
Net cash (used in) provided by investing activities	(14,865)	3,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	7,704	(7,338)
Interest-bearing deposits	(15,934)	3,314
Short-term borrowings	290	(2,070)
Net cash used in financing activities	(7,940)	(6,094)
Net (decrease) increase in cash and cash equivalents	(20,265)	1,808
Cash and cash equivalents at beginning of period	96,223	131,090
Cash and cash equivalents at end of period	$75,958	$132,898

Supplemental cash flows information:
Interest paid	$923	$1,136
Income taxes paid	$95	$2
Transfers from loans to other real estate owned	$497	$1,010
Transfers from loans held for sale to loans	$-	$3,521

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2015, the consolidated results of operations and comprehensive income for the three months ended March 31, 2015 and 2014, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2015 and 2014, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2014 were derived from the 2014 audited financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

ASU 2014-04, “Receivables (ASC Topic 310) – Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs which is defined as when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires that the real property be recognized upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The Company adopted ASU No. 2014-04 effective January 1, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 the FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Entities may apply the amendments in this Update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company adopted ASU No. 2014-14 effective January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Net income	$1,409	$1,258
Weighted average shares outstanding - Basic	12,625	8,471
Dilutive effect of common stock equivalents	8	13
Weighted average shares outstanding - Diluted	12,633	8,484
Earnings per common share - Basic	$0.11	$0.15
Earnings per common share - Diluted	$0.11	$0.15

The increase in the weighted average shares outstanding for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 was due to the Company’s public offer and sale of its common stock (the “stock sale”) during the second quarter of 2014. As a result of the stock sale, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share, which produced net proceeds of $31.3 million.

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2015
U.S. Treasury	$5,178	$14	$-	$5,192
U.S. Government agencies	76,019	219	211	76,027
Mortgage-backed	156,530	2,000	277	158,253
Equity	627	12	-	639
Total	$238,354	$2,245	$488	$240,111

December 31, 2014
U.S. Treasury	$5,210	$5	$-	$5,215
U.S. Government agencies	75,220	87	347	74,960
Mortgage-backed	154,525	1,230	452	155,303
Equity	624	6	-	630
Total	$235,579	$1,328	$799	$236,108

Held-to-maturity securities:
March 31, 2015
U.S. Government agencies	$2,677	$-	$53	$2,624
States and political subdivisions	1,838	154	-	1,992
Total	$4,515	$154	$53	$4,616

December 31, 2014
U.S. Government agencies	$2,791	$-	$83	$2,708
States and political subdivisions	1,839	147	-	1,986
Total	$4,630	$147	$83	$4,694

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Available-for-sale securities:
U.S. Government agencies	$12,970	$39	$6,983	$17	$19,953	$211
Mortgage-backed	5,969	22	25,638	410	31,607	277
Total	$18,939	$61	$33,261	$427	$52,200	$488

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,624	$53	$2,624	$53

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available-for-sale securities:
U.S. Government agencies	$41,574	$138	$6,954	$209	$48,528	$347
Mortgage-backed	12,933	44	26,828	408	39,761	452
Total	$54,507	$182	$34,412	$617	$88,919	$799

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,708	$83	$2,708	$83

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2015.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,001	$2,004	$221	$222
Due after one year through five years	76,053	76,191	711	766
Due after five years through ten years	10,647	10,782	403	461
Due after ten years	149,026	150,495	3,180	3,167
	237,727	239,472	4,515	4,616
Equity securities	627	639	-	-
Total	$238,354	$240,111	$4,515	$4,616

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Construction	$77,697	$69,157
Residential real estate	264,424	273,336
Commercial real estate	316,389	305,788
Commercial	55,079	52,671
Consumer	8,016	9,794
Total loans	721,605	710,746
Allowance for credit losses	(7,798)	(7,695)
Total loans, net	$713,807	$703,051

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
March 31, 2015
Loans individually evaluated for impairment	$12,601	$7,975	$8,761	$99	$123	$-	$29,559
Loans collectively evaluated for impairment	65,096	256,449	307,628	54,980	7,893	-	692,046
Total loans	$77,697	$264,424	$316,389	$55,079	$8,016	$-	$721,605

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$729	$350	$23	$-	$-	$-	$1,102
Loans collectively evaluated for impairment	1,155	1,774	2,316	441	180	830	6,696
Total allowance for credit losses	$1,884	$2,124	$2,339	$441	$180	$830	$7,798

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2014
Loans individually evaluated for impairment	$10,067	$10,403	$9,359	$188	$124	$-	$30,141
Loans collectively evaluated for impairment	59,090	262,933	296,429	52,483	9,670	-	680,605
Total loans	$69,157	$273,336	$305,788	$52,671	$9,794	$-	$710,746

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$41	$1,099	$129	$1	$3	$-	$1,273
Loans collectively evaluated for impairment	1,262	1,735	2,250	447	226	502	6,422
Total allowance for credit losses	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
March 31, 2015
Impaired nonaccrual loans:
Construction	$12,188	$5,681	$2,904	$690	$7,861	$7,861
Residential real estate	2,178	1,557	95	95	2,276	2,276
Commercial real estate	3,994	2,500	-	-	2,689	2,689
Commercial	63	54	-	-	49	49
Consumer	129	123	-	-	123	123
Total	18,552	9,915	2,999	785	12,998	12,998

Impaired accruing TDRs:
Construction	4,016	3,196	820	39	4,019	4,019
Residential real estate	6,322	659	5,663	255	6,338	6,338
Commercial real estate	6,261	4,754	1,507	23	6,272	6,272
Commercial	45	45	-	-	46	46
Consumer	-	-	-	-	-	-
Total	16,644	8,654	7,990	317	16,675	16,675

Total impaired loans:
Construction	16,204	8,877	3,724	729	11,880	11,880
Residential real estate	8,500	2,217	5,758	350	8,614	8,614
Commercial real estate	10,255	7,254	1,507	23	8,961	8,961
Commercial	108	99	-	-	95	95
Consumer	129	123	-	-	123	123
Total	$35,196	$18,570	$10,989	$1,102	$29,673	$29,673

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2014
Impaired nonaccrual loans:
Construction	$9,277	$6,045	$-	$-	$7,364	$7,739
Residential real estate	4,664	1,053	2,982	799	2,681	3,322
Commercial real estate	4,703	2,842	280	100	2,455	3,889
Commercial	1,372	136	5	1	141	437
Consumer	129	99	25	3	124	79
Total	20,145	10,175	3,292	903	12,765	15,466

Impaired accruing TDRs:
Construction	4,022	3,196	826	41	3,609	2,743
Residential real estate	6,368	668	5,700	300	12,401	15,123
Commercial real estate	6,237	4,774	1,463	29	6,342	6,574
Commercial	47	47	-	-	48	55
Consumer	-	-	-	-	-	-
Total	16,674	8,685	7,989	370	22,400	24,495

Total impaired loans:
Construction	13,299	9,241	826	41	10,973	10,482
Residential real estate	11,032	1,721	8,682	1,099	15,082	18,445
Commercial real estate	10,940	7,616	1,743	129	8,797	10,463
Commercial	1,419	183	5	1	189	492
Consumer	129	99	25	3	124	79
Total	$36,819	$18,860	$11,281	$1,273	$35,165	$39,961

The following tables provide a roll-forward for troubled debt restructurings as of March 31, 2015 and March 31, 2014.

(Dollars in thousands)	1/1/15 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	3/31/15 TDR Balance	Related Allowance
For the three months ended 3/31/2015
Accruing TDRs
Construction	$4,022	$-	$(6)	$-	$-	$-	$4,016	$39
Residential Real Estate	6,368	-	(46)	-	-	-	6,322	255
Commercial Real Estate	6,237	-	24	-	-	-	6,261	23
Commercial	47	-	(2)	-	-	-	45	-
Consumer	-	-	-	-	-	-	-	-
Total	$16,674	$-	$(30)	$-	$-	$-	$16,644	$317

Nonaccrual TDRs
Construction	$3,321	$-	$(7)	$(363)	$2,911	$-	$5,862	$690
Residential Real Estate	3,382	-	(9)	-	(2,911)	-	462	-
Commercial Real Estate	346	-	(2)	(40)	(238)	-	66	-
Commercial	-	-	-	-	-	-	-	-
Consumer	25	-	(1)	-	-	-	24	-
Total	$7,074	$-	$(19)	$(403)	$(238)	$-	$6,414	$690

Total TDRs	$23,748	$-	$(49)	$(403)	$(238)	$-	$23,058	$1,007

(Dollars in thousands)	1/1/14 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	3/31/14 TDR Balance	Related Allowance
For the three months ended 3/31/2014
Accruing TDRs
Construction	$1,620	$-	$(314)	$-	$-	$-	$1,306	$1
Residential Real Estate	14,582	-	1,421	-	201	(158)	16,046	143
Commercial Real Estate	9,791	-	(25)	(549)	(201)	(1,097)	7,919	6
Commercial	95	-	(9)	-	-	(24)	62	9
Consumer	-	-	-	-	-	-	-	-
Total	$26,088	$-	$1,073	$(549)	$-	$(1,279)	$25,333	$159

Nonaccrual TDRs
Construction	$3,561	$-	$(2)	$(17)	$760	$-	$4,302	$-
Residential Real Estate	1,884	-	(20)	(70)	(760)	-	1,034	-
Commercial Real Estate	842	-	(72)	(65)	-	-	705	-
Commercial	-	-	-	-	-	-	-	-
Consumer	26	-	(1)	-	-	-	25	-
Total	$6,313	$-	$(95)	$(152)	$-	$-	$6,066	$-

Total TDRs	$32,401	$-	$978	$(701)	$-	$(1,279)	$31,399	$159

No loans were modified and considered TDRs during the three months ended March 31, 2015 and March 31, 2014.

The following tables provide information on TDRs that defaulted during the three months ended March 31, 2015 and March 31, 2014. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the three months ended March 31, 2015
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	2	279	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$279	$-

TDRs that subsequently defaulted:
For the three months ended March 30, 2014
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	-	$-	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
March 31, 2015
Construction	$60,330	$3,472	$13,895	$-	$77,697
Residential real estate	245,964	7,646	10,790	24	264,424
Commercial real estate	286,695	20,047	9,647	-	316,389
Commercial	53,076	1,896	107	-	55,079
Consumer	7,852	41	123	-	8,016
Total	$653,917	$33,102	$34,562	$24	$721,605

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2014
Construction	$52,241	$5,643	$11,273	$-	$69,157
Residential real estate	252,643	6,675	14,018	-	273,336
Commercial real estate	275,573	20,040	10,175	-	305,788
Commercial	50,583	1,885	114	89	52,671
Consumer	9,658	13	123	-	9,794
Total	$640,698	$34,256	$35,703	$89	$710,746

The following tables provide information on the aging of the loan portfolio as of March 31, 2015 and December 31, 2014.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
March 31, 2015
Construction	$68,844	$268	$-	$-	$268	$8,585	$77,697
Residential real estate	257,818	1,933	3,012	9	4,954	1,652	264,424
Commercial real estate	311,204	1,555	1,130	-	2,685	2,500	316,389
Commercial	54,798	70	157	-	227	54	55,079
Consumer	7,825	35	6	27	68	123	8,016
Total	$700,489	$3,861	$4,305	$36	$8,202	$12,914	$721,605
Percent of total loans	97.1%	0.5%	0.6%	-%	1.1%	1.8%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2014
Construction	$61,325	$1,786	$-	$-	$1,786	$6,046	$69,157
Residential real estate	263,165	3,351	2,702	83	6,136	4,035	273,336
Commercial real estate	301,695	459	513	-	972	3,121	305,788
Commercial	52,352	47	131	-	178	141	52,671
Consumer	9,619	11	37	4	52	123	9,794
Total	$688,156	$5,654	$3,383	$87	$9,124	$13,466	$710,746
Percent of total loans	96.8%	0.8%	0.5%	-%	1.3%	1.9%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2015
Allowance for credit losses:
Beginning balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(363)	(114)	(40)	(124)	(10)	-	(651)
Recoveries	3	23	13	47	18	-	104
Net charge-offs	(360)	(91)	(27)	(77)	8	-	(547)

Provision	941	(619)	(13)	70	(57)	328	650
Ending balance	$1,884	$2,124	$2,339	$441	$180	$830	$7,798

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(17)	(672)	(90)	(842)	(127)	-	(1,748)
Recoveries	10	43	6	50	8	-	117
Net charge-offs	(7)	(629)	(84)	(792)	(119)	-	(1,631)

Provision	44	(1,139)	1,639	203	184	44	975
Ending balance	$1,997	$2,086	$4,584	$677	$308	$417	$10,069

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $27 thousand as of March 31, 2015.

Note 5 – Other Assets

The Company had the following other assets at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Nonmarketable investment securities	$1,706	$1,586
Accrued interest receivable	2,604	2,663
Deferred income taxes	14,631	15,744
Prepaid expenses	1,615	750
Other assets	5,756	6,419
Total	$26,312	$27,162

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for credit losses	$3,110	$3,072
Reserve for off-balance sheet commitments	122	121
Net operating loss carry forward	12,516	13,265
Write-downs of other real estate owned	303	355
Deferred income	1,077	1,132
Accrued expenses	929	918
Other	174	80
Total deferred tax assets	18,231	18,943
Deferred tax liabilities:
Depreciation	343	372
Purchase accounting adjustments	1,807	1,751
Deferred capital gain on branch sale	421	425
Unrealized gains on available-for-sale securities	709	214
Other	320	437
Total deferred tax liabilities	3,600	3,199
Net deferred tax assets	$14,631	$15,744

The Company’s deferred tax assets primarily consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. No valuation allowance on these deferred tax assets was recorded at March 31, 2015 and December 31, 2014 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014 and the first quarter of 2015 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to an Asset Sale which is considered non-recurring. 2) The Company had pre-tax income of $8.1 million for the year ended December 31, 2014, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss carryovers would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past three years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Accrued interest payable	$155	$172
Other accounts payable	1,900	2,435
Deferred compensation liability	1,520	1,503
Other liabilities	1,935	2,011
Total	$5,510	$6,121

Note 7 - Stock-Based Compensation

As of March 31, 2015, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 7 years from the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the first three months of 2015 and 2014.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Stock-based compensation expense	$136	$22
Excess tax expense related to stock-based compensation	-	-

	March 31,
(Dollars in thousands)	2015	2014
Unrecognized stock-based compensation expense	$102	$114
Weighted average period unrecognized expense is expected to be recognized	0.8 years	1.5 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2015 and 2014.

	Number	Weighted Average Grant
March 31, 2015	of Shares	Date Fair Value
Nonvested at beginning of period	14,251	$8.33
Granted	6,763	9.18
Vested	(8,680)	8.55
Cancelled	-	-
Nonvested at end of period	12,334	$8.22

	Number	Weighted Average Grant
March 31, 2014	of Shares	Date Fair Value
Nonvested at beginning of period	13,930	$8.33
Granted	-	-
Vested	(3,333)	8.93
Cancelled	-	-
Nonvested at end of period	10,597	$8.14

The fair value of restricted stock awards that vested during the first three months of 2015 was $74 thousand.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2015 and 2014.

		Weighted
	Number	Average
March 31, 2015	of Shares	Exercise Price
Outstanding at beginning of period	27,108	$6.64
Granted	34,219	3.44
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	61,327	$4.85

Exercisable at end of period	27,108	$6.64

		Weighted
	Number	Average
March 31, 2014	of Shares	Exercise Price
Outstanding at beginning of period	40,662	$6.64
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	40,662	$6.64

Exercisable at end of period	20,331	$6.64

At the end of the first quarter of 2015, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $265 thousand based on the $9.18 market value per share of the Company’s common stock at March 31, 2015. Similarly, the aggregate intrinsic value of the options exercisable was $69 thousand at March 31, 2015. Since there were no options exercised during the first three months of 2015 or 2014, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At March 31, 2015, the weighted average remaining contract life of options outstanding was 7 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2014	$316	$316
Other comprehensive income	732	732
Balance, March 31, 2015	$1,048	$1,048

Balance, December 31, 2013	$(437)	$(437)
Other comprehensive income	53	53
Balance, March 31, 2014	$(384)	$(384)

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

Investment Securities Available for Sale

Fair value measurement for investment securities available for sale is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. Government agencies securities mortgage-backed securities issued or guaranteed by U.S. Government sponsored entities, and equity securities as Level 2.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. No assets were transferred from one hierarchy level to another during the first three months of 2015 or 2014.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Securities available for sale:
U.S. Treasury	$5,192	$5,192	$-	$-
U.S. Government agencies	76,027	-	76,027	-
Mortgage-backed	158,253	-	158,253	-
Equity	639	-	639	-
Total	$240,111	$5,192	$234,919	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Securities available for sale:
U.S. Treasury	$5,215	$5,215	$-	$-
U.S. Government agencies	74,960	-	74,960	-
Mortgage-backed	155,303	-	155,303	-
Equity	630	-	630	-
Total	$236,108	$5,215	$230,893	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At March 31, 2015 and December 31, 2014, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale

Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2015 and December 31, 2014, the Company had no loans held for sale.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2015 and December 31, 2014, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014. No assets were transferred from one hierarchy level to another during the first three months of 2015 or 2014.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans
Construction	$11,872	$-	$11,872	$-
Residential real estate	7,624	-	7,624	-
Commercial real estate	8,738	-	8,738	-
Commercial	99	-	99	-
Consumer	123	-	123	-
Total impaired loans	28,456	-	28,456	-
Loans held for sale	-	-	-	-
Other real estate owned	3,469	-	3,469	-
Total assets measured at fair value on a nonrecurring basis	$31,925	$-	$31,925	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans
Construction	$10,026	$-	$10,026	$-
Residential real estate	9,304	-	9,304	-
Commercial real estate	9,230	-	9,230	-
Commercial	187	-	187	-
Consumer	121	-	121	-
Total impaired loans	28,868	-	28,868	-
Loans held for sale	-	-	-	-
Other real estate owned	3,691	-	3,691	-
Total assets measured at fair value on a nonrecurring basis	$32,559	$-	$32,559	$-

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

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$75,958	$75,958	$96,223	$96,223

Level 2 inputs
Investment securities held to maturity	$4,515	$4,616	$4,630	$4,694
Loans, net	713,807	735,287	703,051	724,771

Financial liabilities
Level 2 inputs
Deposits	$940,774	$940,484	$949,004	$948,605
Short-term borrowings	5,098	5,098	4,808	4,808

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

The following table provides information on commitments outstanding at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$142,084	$127,080
Letters of credit	7,155	7,347
Total	$149,239	$134,427

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

The following table includes selected financial information by business segments for the first three months of 2015 and 2014.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2015
Interest income	$9,394	$-	$51	$9,445
Interest expense	(906)	-	-	(906)
Provision for credit losses	(650)	-	-	(650)
Noninterest income	1,666	2,419	-	4,085
Noninterest expense	(5,527)	(1,751)	(2,426)	(9,704)
Net intersegment (expense) income	(1,993)	(197)	2,190	-
Income (loss) before taxes	1,984	471	(185)	2,270
Income tax (expense) benefit	(752)	(179)	70	(861)
Net income (loss)	$1,232	$292	$(115)	$1,409

Total assets	$1,068,367	$10,023	$15,738	$1,094,128

2014
Interest income	$9,455	$-	$-	$9,455
Interest expense	(1,132)	-	-	(1,132)
Provision for credit losses	(975)	-	-	(975)
Noninterest income	1,522	3,266	-	4,788
Noninterest expense	(5,591)	(2,615)	(1,909)	(10,115)
Net intersegment (expense) income	(1,662)	(181)	1,843	-
Income (loss) before taxes	1,617	470	(66)	2,021
Income tax (expense) benefit	(610)	(178)	25	(763)
Net income (loss)	$1,007	$292	$(41)	$1,258

Total assets	$1,031,855	$13,567	$4,092	$1,049,514

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014.

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

Capital Requirements. Within 90 days from the effective date of the Order, Talbot Bank was required to meet and maintain the following minimum capital levels, after establishing an appropriate ALLL, (i) a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8%, and (ii) a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 12%. As of March 31, 2015, the leverage ratio and total risk-based capital ratio were 9.36% and 13.96%, respectively, for Talbot Bank, which exceeded the Order’s minimum capital requirements.

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

Subsequent Restructuring of Troubled Debt Restructuring (TDR) for Call Reporting

The Federal Financial Institutions Examinations Council (FFIEC) released Supplemental Instructions to the Call Report as of September 30, 2014. Included with these Supplemental Instructions was a section regarding Accounting for a Subsequent Restructuring of a Troubled Debt Restructuring (TDR). These new instructions allow for certain identified loans within our portfolio to be excluded from TDR designation for Call Report purposes if the borrower is no longer experiencing financial difficulties, the restructured loan is performing under a market rate of interest at the time of restructuring and no concession has been made on the principal balance of the loan. TDR classification within the accompanying financial statements herein are required to follow GAAP which follow their own separate set of standards when identifying and designating TDR status to any particular loan. The loans removed from TDR status for regulatory purposes were $2.4 million in our Banks’ call reports for the period ended March 31, 2015. The Company distinguishes the differences in reporting for TDRs and informs readers of the financial statements that certain outside data derived from external Call Reports can vary from the information found herein.

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

OVERVIEW

The Company reported net income of $1.4 million for the first quarter of 2015, or diluted income per common share of $0.11, compared to net income of $1.3 million, or diluted income per common share of $0.15, for the first quarter of 2014. For the fourth quarter of 2014, the Company reported net income of $1.2 million, or diluted income per common share of $0.10. When comparing the first quarter of 2015 to the first quarter of 2014, the primary reasons for improved net income were increases in net interest income of $216 thousand and a decline in the provision for credit losses of $325 thousand. When comparing the first quarter of 2015 to the fourth quarter of 2014, the primary reason net income increased was a $614 thousand increase in noninterest income partially offset by a decrease in net interest income of $97 thousand and an increase in noninterest expense of $194 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $8.6 million for the first quarter of 2015 and $8.3 million for the first quarter of 2014. Tax-equivalent net interest income was $8.6 million for the fourth quarter of 2014. The increase in net interest income for the first quarter of 2015 when compared to the first quarter of 2014 was primarily due to higher volumes of investment securities as well as a lower cost of deposits, partially offset by lower rates paid on loans. The decrease in net interest income for the first quarter of 2015 when compared to the fourth quarter of 2014 was primarily due to the downward re-pricing of loans which occurred in the first quarter of 2015. The lower yields were partially offset by an increase in volume of loans and investments and with lower volumes of and rates paid on time deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.43% for the first quarter of 2015, compared to 3.49% for the first quarter of 2014 and 3.35% for the fourth quarter of 2014. The lower net interest margin for the first quarter of 2015 when compared to the first quarter of 2014 was mainly due to lower yields earned on loans, partially offset by higher volumes on loans and investments and lower volumes of and rates paid on time deposits.

On a tax-equivalent basis, interest income decreased $13 thousand, or 0.1%, for the first quarter of 2015 when compared to the first quarter of 2014. The decrease in interest income was primarily due to the decrease in yields earned on loans from 5.08% to 4.83%, offset by an increase in the average balance on loans of $4.6 million. The decrease in interest income from loans was almost entirely offset by an increase in interest on taxable securities of $403 thousand, or 77.4%, and the yield earned on these securities increasing from 1.34% to 1.52%. Although the average balances of the remaining components of average earning assets (i.e., tax-exempt securities, federal funds sold and interest bearing deposits with other banks) decreased $46.2 million, the yields earned declined 5 basis points, which in aggregate decreased interest income $29 thousand. Tax-equivalent interest income decreased $180 thousand, or 1.9%, when compared to the fourth quarter of 2014 mainly due to lower yields earned on loans and lower volumes on interest bearing deposits with other banks, which were partially offset by higher volumes on taxable investment securities.

Interest expense decreased $226 thousand, or 20.0%, when comparing the first quarter of 2015 to the first quarter of 2014. The decrease in interest expense was due to an 11 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 3.0% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended March 31, 2015, the rates paid on time deposits decreased 16 basis points and the average balances of these deposits decreased $40 million, or 11%, when compared to the same period last year, which reduced interest expense $236 thousand. A portion of this decline was offset by increases in demand and money market deposits. Noninterest bearing deposits increased $30.3 million when compared to the same period last year providing a lower cost of funding. When comparing the first quarter of 2015 to the fourth quarter of 2014, interest expense decreased $82 thousand, or 8.3%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$714,780	$8,510	4.83%	$710,133	$8,897	5.08%
Investment securities:
Taxable	243,869	924	1.52	155,123	521	1.34
Tax-exempt	431	5	4.19	433	5	4.19
Federal funds sold	2,801	1	0.09	1,708	-	0.05
Interest-bearing deposits	51,609	26	0.20	98,907	56	0.23
Total earning assets	1,013,490	9,466	3.79%	966,304	9,479	3.97%
Cash and due from banks	21,268			22,708
Other assets	60,611			66,203
Allowance for credit losses	(7,968)			(10,647)
Total assets	$1,087,401			$1,044,568

Interest-bearing liabilities
Demand deposits	$177,071	57	0.13%	$173,801	62	0.14%
Money market and savings deposits	237,755	82	0.14	222,378	67	0.12
Certificates of deposit $100,000 or more	156,154	386	1.00	178,792	500	1.13
Other time deposits	169,584	376	0.90	186,960	498	1.08
Interest-bearing deposits	740,564	901	0.49	761,931	1,127	0.60
Short-term borrowings	7,340	5	0.27	9,345	5	0.22
Total interest-bearing liabilities	747,904	906	0.49%	771,276	1,132	0.60%
Noninterest-bearing deposits	191,896			161,593
Other liabilities	5,717			7,237
Stockholders’ equity	141,884			104,462
Total liabilities and stockholders’ equity	$1,087,401			$1,044,568

Net interest spread		$8,560	3.30%		$8,347	3.37%
Net interest margin			3.43%			3.49%

Tax-equivalent adjustment
Loans		$19			$22
Investment securities		2			2
Total		$21			$24

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans and loans held for sale.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2015 decreased $703 thousand, or 14.7%, when compared to the first quarter of 2014. The decrease from the first quarter of 2014 was due to the loss of wholesale commission fees of $1.2 million resulting from the sale of Tri-State General Insurance Agency, LTD (“Tri-State”) in the second quarter of 2014 which was partially offset by an increase in retail insurance commissions of $418 thousand and service charges on deposit accounts and trust and investment fee income of $114 thousand in the aggregate. Noninterest income increased $614 thousand when compared to the fourth quarter of 2014 mainly due to higher insurance agency commissions from contingency payments which are typically received in the first quarter of each year based on the prior year’s performance.

Noninterest Expense

Total noninterest expense for the first quarter of 2015 decreased $411 thousand, or 4.1%, when compared to the first quarter of 2014 and increased $194 thousand, or 2.0%, when compared to the fourth quarter of 2014. The primary reason for the decrease in total noninterest expense from the first quarter of 2014 was the sale of Tri-State which reduced insurance agency commission expense and general operating expenses by $1.1 million, offset by an increase in other noninterest expenses of $276 thousand which was primarily the result of increased professional fees and marketing expenses. The increase from the fourth quarter of 2014 was primarily due to higher costs associated with employee benefits of $200 thousand, which included higher insurance premiums for group insurance and first quarter employer taxes.

Income Taxes

For the first quarter of 2015 and 2014, the Company reported income tax expense of $861 thousand and $763 thousand, respectively, while the effective tax rate was 37.9% and 37.8%, respectively. The relatively flat tax rates for the first quarter of 2015 when compared to the same period in 2014 were due to the consistent levels of pretax income and losses of the Company’s affiliates which are offset to report a consolidated tax return.

The Company has net operating loss carryforwards ("NOLs") for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the stock sale in June, 2014 and other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 44% for the three-year period ended March 31, 2015. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $721.6 million at March 31, 2015 and $710.7 million at December 31, 2014, an increase of $10.9 million, or 1.5%. Commercial real estate loans reflected the largest increase of $10.6 million from the end of 2014. In addition, construction loans increased $8.5 million these increases were partially offset by decreases in residential real estate loans of $8.9 million and consumer loans of $1.8 million. Loans included deferred costs, net of deferred fees, of $535 thousand at March 31, 2015 and $380 thousand at December 31, 2014. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $77.7 million , or 10.8% of total loans, at March 31, 2015, slightly higher than the $69.1 million, or 9.7% of total loans at December 31, 2014. Commercial real estate loans were $316.4 million, or 43.8% of total loans, at March 31, 2015, compared to $305.8 million, or 43.0% of total loans at December 31, 2014.

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

The provision for credit losses was $650 thousand for the first quarter of 2015, $975 thousand for the first quarter of 2014 and $650 thousand for the fourth quarter of 2014. The lower level of provision for credit losses when comparing the first quarter of 2015 to the first quarter of 2014 was primarily due to decreases in loan charge-offs and nonaccrual loans. The provision for credit losses when comparing the first quarter of 2015 to the fourth quarter of 2014 remained stable, although the amount of charge-offs decreased $1 million and the gross amount of loans increased $10.9 million between the comparable quarters. Net charge-offs were $546 thousand for the first quarter of 2015 and $1.6 million for both the first and fourth quarters of 2014. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality and reduce problem loans. The allowance for credit losses as a percentage of period-end loans was 1.08% as of March 31, 2015 and 2014, improving from 1.43% as of December 31, 2014, which reflects improved credit quality in the loan portfolio. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2015.

The following table presents a summary of the activity in the allowance for credit losses for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Allowance balance – beginning of period	$7,695	$10,725
Charge-offs:
Construction	(363)	(17)
Residential real estate	(114)	(672)
Commercial real estate	(40)	(90)
Commercial	(124)	(842)
Consumer	(10)	(127)
Totals	(651)	(1,748)
Recoveries:
Construction	3	10
Residential real estate	23	43
Commercial real estate	13	6
Commercial	47	50
Consumer	18	8
Totals	104	117
Net charge-offs	(547)	(1,631)
Provision for credit losses	650	975
Allowance balance – end of period	$7,798	$10,069

Average loans outstanding during the period (1)	$714,780	$707,708
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.31%	0.93%
Allowance for credit losses at period end as a percentage of average loans	1.08%	1.42%

(1) Excluding loans held for sale

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased to $16.4 million at March 31, 2015 from $17.2 million at December 31, 2014, primarily due to a $551 thousand decline in nonaccrual loans and a decrease in other real estate owned of $222 thousand. In addition, accruing TDRs declined $30 thousand to $16.6 million at March 31, 2015 from $16.7 million at December 31, 2014. The ratio of nonaccrual loans to total assets improved to 1.18% at March 31, 2015 from 1.22% at December 31, 2014.

The Company continues to focus on the resolution of its nonperforming and problem loans. The efforts to accomplish this goal include frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon; obtaining updated appraisals; provisioning for credit losses; charging-off loans; transferring loans to other real estate owned; aggressively marketing other real estate owned; and selling loans. The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming assets
Nonaccrual loans
Construction	$8,585	$6,046
Residential real estate	1,652	4,035
Commercial real estate	2,500	3,121
Commercial	54	141
Consumer	123	123
Total nonaccrual loans	12,914	13,466
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	9	83
Commercial real estate	-	-
Commercial	-	-
Consumer	27	4
Total loans 90 days or more past due and still accruing	36	87
Other real estate owned	3,469	3,691
Total nonperforming assets	$16,420	$17,245

Accruing TDRs
Construction	$4,016	$4,022
Residential real estate	6,322	6,368
Commercial real estate	6,261	6,237
Commercial	45	47
Consumer	-	-
Total accruing TDRs	$16,644	$16,674

Total nonperforming assets and accruing TDRs	$33,064	$33,919

As a percent of total loans:
Nonaccrual loans	1.79%	1.89%
Accruing TDRs	2.31%	2.35%
Nonaccrual loans and accruing TDRs	4.10%	4.24%

As a percent of total loans and other real estate owned:
Nonperforming assets	2.26%	2.41%
Nonperforming assets and accruing TDRs	4.56%	4.75%

As a percent of total assets:
Nonaccrual loans	1.18%	1.22%
Nonperforming assets	1.50%	1.57%
Accruing TDRs	1.52%	1.52%
Nonperforming assets and accruing TDRs	3.02%	3.08%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2015, 98% of the portfolio was classified as available for sale and 2% as held to maturity, similar to the 98% and 2%, respectively, at December 31, 2014. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $244.6 million at March 31, 2015, a $3.9 million, or 0.02%, increase since December 31, 2014. The slight increase was due to purchases of mortgage-backed securities during the first quarter of 2015. At the end of March 2015, 65.9% of the securities available for sale were mortgage-backed, 31.7% were U.S. Government agencies and 2.2% were U.S. Treasuries, compared to 65.8%, 31.7% and 2.2%, respectively, at year-end 2014. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2015 were $940.8 million, a $8.2 million, or 0.9%, decrease when compared to the level at December 31, 2014. The decrease in total deposits was mainly due to declines in time deposits of $11.3 million and $4.7 million in money market and savings deposits, which were partially offset by an increase in non-interest bearing deposits of $7.7 million.

Short-Term Borrowings

Short-term borrowings at March 31, 2015 and December 31, 2014 were $5.1 million and $4.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2015 and December 31, 2014, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash was $20.3 million for the first three months of 2015 compared to a net increase in cash of $1.8 million for the first three months of 2014. The decline in cash in 2015 was mainly due to the purchase of investment securities that was partly funded by the proceeds from the stock sale in the second quarter of 2014.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $13 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both March 31, 2015 and December 31, 2014. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $73.1 million and $70.9 million at March 31, 2015 and December 31, 2014, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $2.3 million to $142.7 million at March 31, 2015 when compared to December 31, 2014 primarily due to current year’s earnings and unrealized gains on available for sale securities.

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, Talbot Bank was categorized as “adequately capitalized” and CNB as “well capitalized.” Talbot Bank would be considered “well capitalized” based on its capital ratios as of March 31, 2015, however, must remain in the “adequately capitalized” category until the consent order is terminated by the FDIC and the Commissioner.

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of March 31, 2015 and December 31, 2014.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2015	ratio	ratio	capital ratio	capital ratio
Company	10.93%	15.27%	15.27%	16.32%
Talbot Bank	9.36%	12.91%	12.91%	13.96%
CNB	9.56%	13.36%	13.36%	14.46%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2014	ratio	ratio	capital ratio	capital ratio
Company	10.46%	n/a	15.27%	16.36%
Talbot Bank	8.91%	n/a	13.08%	14.16%
CNB	9.25%	n/a	13.55%	14.68%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014 under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2014.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2015 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2015.

There was no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014. In the Company’s Form 10-K for the year ended December 31, 2014, Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

SHORE BANCSHARES, INC.

Date: May 11, 2015	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ George S. Rapp
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

