Form 10-Q
period 2015-06-30
SHORE BANCSHARES INC
filed 2015-08-10
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,630,428 shares of common stock outstanding as of July 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$20,060	$24,211
Interest-bearing deposits with other banks	39,696	68,460
Federal funds sold	-	3,552
Investment securities:
Available for sale, at fair value	228,210	236,108
Held to maturity, at amortized cost – fair value of $4,555 (2015) and $4,694 (2014)	4,513	4,630

Loans	741,030	710,746
Less: allowance for credit losses	(7,917)	(7,695)
Loans, net	733,113	703,051

Premises and equipment, net	16,801	16,275
Goodwill	11,931	11,931
Other intangible assets, net	1,264	1,331
Other real estate owned, net	2,498	3,691
Other assets	26,266	27,162
TOTAL ASSETS	$1,084,352	$1,100,402

LIABILITIES
Deposits:
Noninterest-bearing	$203,678	$193,814
Interest-bearing	725,231	755,190
Total deposits	928,909	949,004

Short-term borrowings	6,629	4,808
Other liabilities	5,412	6,121
TOTAL LIABILITIES	940,950	959,933

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,630,428 (2015) and 12,618,513 (2014)	126	126
Additional paid in capital	63,725	63,532
Retained earnings	79,531	76,495
Accumulated other comprehensive income	20	316
TOTAL STOCKHOLDERS’ EQUITY	143,402	140,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,084,352	$1,100,402

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

INTEREST INCOME
Interest and fees on loans	$8,581	$8,812	$17,072	$17,687
Interest and dividends on investment securities:
Taxable	932	669	1,856	1,190
Tax-exempt	3	3	6	6
Interest on federal funds sold	-	-	1	-
Interest on deposits with other banks	26	39	52	95
Total interest income	9,542	9,523	18,987	18,978

INTEREST EXPENSE
Interest on deposits	856	1,071	1,757	2,198
Interest on short-term borrowings	3	5	8	10
Total interest expense	859	1,076	1,765	2,208

NET INTEREST INCOME	8,683	8,447	17,222	16,770
Provision for credit losses	540	950	1,190	1,925

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,143	7,497	16,032	14,845

NONINTEREST INCOME
Service charges on deposit accounts	658	602	1,292	1,160
Trust and investment fee income	450	455	919	886
Insurance agency commissions	1,932	2,536	4,407	5,613
Gain on sale of wholesale insurance subsidiary	-	114	-	114
Other noninterest income	748	821	1,255	1,543
Total noninterest income	3,788	4,528	7,873	9,316

NONINTEREST EXPENSE
Salaries and wages	4,393	4,292	8,706	8,606
Employee benefits	924	1,020	2,080	2,202
Occupancy expense	611	577	1,237	1,204
Furniture and equipment expense	233	243	488	516
Data processing	868	739	1,651	1,499
Directors’ fees	116	132	239	244
Amortization of other intangible assets	33	60	66	134
Insurance agency commissions expense	-	394	-	906
FDIC insurance premium expense	306	377	690	835
Write-downs of other real estate owned	54	101	81	176
Other noninterest expenses	1,762	1,982	3,766	3,710
Total noninterest expense	9,300	9,917	19,004	20,032

INCOME BEFORE INCOME TAXES	2,631	2,108	4,901	4,129
Income tax expense	1,004	803	1,865	1,566

NET INCOME	$1,627	$1,305	$3,036	$2,563

Basic net income per common share	$0.13	$0.13	$0.24	$0.28
Diluted net income per common share	0.13	0.13	0.24	0.28
Dividends paid per common share	-	-	-	-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$1,627	$1,305	$3,036	$2,563

Other comprehensive income
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(1,723)	414	(495)	503
Tax effect	695	(167)	199	(203)
Net of tax amount	(1,028)	247	(296)	300

Total other comprehensive (loss) income	(1,028)	247	(296)	300
Comprehensive income	$599	$1,552	$2,740	$2,863

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net income	-	-	3,036	-	3,036

Unrealized (losses) on available-for-sale securities, net of taxes	-	-	-	(296)	(296)

Stock-based compensation	-	193	-	-	193

Balances, June 30, 2015	$126	$63,725	$79,531	$20	$143,402

Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Net income	-	-	2,563	-	2,563

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	300	300

Issuance of common stock through public offering, net	41	31,241	-	-	31,282

Stock-based compensation	-	49	-	-	49

Balances, June 30, 2014	$126	$63,497	$74,007	$(137)	$137,493

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,036	$2,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,190	1,925
Depreciation and amortization	1,228	1,126
Discount accretion on debt securities	(47)	(25)
Stock-based compensation expense	193	49
Deferred income tax expense	1,582	1,241
Losses on disposals of premises and equipment	1	-
Losses (gains) on sales of other real estate owned	47	(5)
Write-downs of other real estate owned	81	176
Gain on sale of wholesale insurance subsidiary	-	(114)
Net changes in:
Accrued interest receivable	143	(56)
Other assets	(783)	(182)
Accrued interest payable	(33)	(27)
Other liabilities	(676)	(1,116)
Net cash provided by operating activities	5,962	5,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	27,663	26,815
Purchases of investment securities available for sale	(20,773)	(82,395)
Proceeds from maturities and principal payments of investment securities held to maturity	112	108
Net change in loans	(31,750)	1,157
Purchases of premises and equipment	(969)	(255)
Proceeds from sales of other real estate owned	1,562	456
Proceeds from sale of wholesale insurance subsidiary	-	2,878
Net cash used in investing activities	(24,155)	(51,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	9,864	1,041
Interest-bearing deposits	(29,959)	(21,023)
Short-term borrowings	1,821	(2,339)
Proceeds from issuance of common stock through public offering, net	-	31,282
Net cash (used in) provided by financing activities	(18,274)	8,961
Net decrease in cash and cash equivalents	(36,467)	(36,720)
Cash and cash equivalents at beginning of period	96,223	131,090
Cash and cash equivalents at end of period	$59,756	$94,370

Supplemental cash flows information:
Interest paid	$1,798	$2,235
Income taxes paid	$279	$85
Transfers from loans to other real estate owned	$497	$1,049
Transfers from loans held for sale to loans	$-	$3,521

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2015, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2015 and 2014, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2014 were derived from the 2014 audited financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$1,627	$1,305	$3,036	$2,563
Weighted average shares outstanding - Basic	12,629	10,013	12,627	9,246
Dilutive effect of common stock equivalents	9	11	9	12
Weighted average shares outstanding - Diluted	12,638	10,024	12,636	9,258
Earnings per common share - Basic	$0.13	$0.13	$0.24	$0.28
Earnings per common share - Diluted	$0.13	$0.13	$0.24	$0.28

The increase in the weighted average shares outstanding for the three and six months ended June 30, 2015 when compared to the three and six months ended June 30, 2014 was due to the Company’s public offer and sale of its common stock (the “stock sale”) during the second quarter of 2014. As a result of the stock sale, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share, which produced net proceeds of $31.3 million.

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2015
U.S. Treasury	$5,144	$11	$-	$5,155
U.S. Government agencies	70,449	175	249	70,375
Mortgage-backed	151,952	730	638	152,044
Equity	631	5	-	636
Total	$228,176	$921	$887	$228,210

December 31, 2014
U.S. Treasury	$5,210	$5	$-	$5,215
U.S. Government agencies	75,220	87	347	74,960
Mortgage-backed	154,525	1,230	452	155,303
Equity	624	6	-	630
Total	$235,579	$1,328	$799	$236,108

Held-to-maturity securities:
June 30, 2015
U.S. Government agencies	$2,676	$-	$81	$2,595
States and political subdivisions	1,837	123	-	1,960
Total	$4,513	$123	$81	$4,555

December 31, 2014
U.S. Government agencies	$2,791	$-	$83	$2,708
States and political subdivisions	1,839	147	-	1,986
Total	$4,630	$147	$83	$4,694

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Available-for-sale securities:
U.S. Government agencies	$27,968	$87	$6,985	$163	$34,953	$250
Mortgage-backed	32,875	239	24,107	399	56,982	638
Total	$60,843	$326	$31,092	$562	$91,935	$888

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,595	$81	$2,595	$81

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available-for-sale securities:
U.S. Government agencies	$41,574	$138	$6,954	$209	$48,528	$347
Mortgage-backed	12,933	44	26,828	408	39,761	452
Total	$54,507	$182	$34,412	$617	$88,919	$799

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,708	$83	$2,708	$83

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2015.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,001	$2,003	$220	$220
Due after one year through five years	70,545	70,579	711	757
Due after five years through ten years	12,939	12,881	403	452
Due after ten years	142,060	142,111	3,179	3,126
	227,545	227,574	4,513	4,555
Equity securities	631	636	-	-
Total	$228,176	$228,210	$4,513	$4,555

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Construction	$80,715	$69,157
Residential real estate	278,598	273,336
Commercial real estate	317,131	305,788
Commercial	57,300	52,671
Consumer	7,286	9,794
Total loans	741,030	710,746
Allowance for credit losses	(7,917)	(7,695)
Total loans, net	$733,113	$703,051

Loans are stated at their principal amount outstanding net of any purchase premiums, deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2015
Loans individually evaluated for impairment	$12,400	$10,726	$8,896	$217	$123	$-	$32,362
Loans collectively evaluated for impairment	68,315	267,872	308,235	57,083	7,163	-	708,668
Total loans	$80,715	$278,598	$317,131	$57,300	$7,286	$-	$741,030

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$696	$336	$21	$9	$-	$-	$1,062
Loans collectively evaluated for impairment	1,156	1,982	2,595	496	168	458	6,855
Total allowance for credit losses	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2014
Loans individually evaluated for impairment	$10,067	$10,403	$9,359	$188	$124	$-	$30,141
Loans collectively evaluated for impairment	59,090	262,933	296,429	52,483	9,670	-	680,605
Total loans	$69,157	$273,336	$305,788	$52,671	$9,794	$-	$710,746

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$41	$1,099	$129	$1	$3	$-	$1,273
Loans collectively evaluated for impairment	1,262	1,735	2,250	447	226	502	6,422
Total allowance for credit losses	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
June 30, 2015

Impaired nonaccrual loans:
Construction	$12,101	$2,657	$5,618	$661	$8,478	$8,169
Residential real estate	3,124	2,697	69	69	2,041	2,159
Commercial real estate	4,460	2,668	-	-	2,707	2,698
Commercial	187	155	22	9	95	72
Consumer	129	123	-	-	123	123
Total	20,001	8,300	5,709	739	13,444	13,221

Impaired accruing TDRs:
Construction	4,125	3,312	813	35	4,109	4,064
Residential real estate	7,960	2,396	5,564	267	7,393	6,866
Commercial real estate	6,228	4,731	1,497	21	6,238	6,255
Commercial	40	40	-	-	41	43
Consumer	-	-	-	-	-	-
Total	18,353	10,479	7,874	323	17,781	17,228

Total impaired loans:
Construction	16,226	5,969	6,431	696	12,587	12,233
Residential real estate	11,084	5,093	5,633	336	9,434	9,025
Commercial real estate	10,688	7,399	1,497	21	8,945	8,953
Commercial	227	195	22	9	136	115
Consumer	129	123	-	-	123	123
Total	$38,354	$18,779	$13,583	$1,062	$31,225	$30,449

					June 30, 2014
(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2014

Impaired nonaccrual loans:
Construction	$9,277	$6,045	$-	$-	$8,040	$8,131
Residential real estate	4,664	1,053	2,982	799	3,299	4,719
Commercial real estate	4,703	2,842	280	100	5,034	5,098
Commercial	1,372	136	5	1	598	642
Consumer	129	99	25	3	28	21
Total	20,145	10,175	3,292	903	16,999	18,611

Impaired accruing TDRs:
Construction	4,022	3,196	826	41	2,157	1,749
Residential real estate	6,368	668	5,700	300	16,080	16,102
Commercial real estate	6,237	4,774	1,463	29	7,023	7,509
Commercial	47	47	-	-	59	66
Consumer	-	-	-	-	-	-
Total	16,674	8,685	7,989	370	25,319	25,426

Total impaired loans:
Construction	13,299	9,241	826	41	10,197	9,880
Residential real estate	11,032	1,721	8,682	1,099	19,379	20,821
Commercial real estate	10,940	7,616	1,743	129	12,057	12,607
Commercial	1,419	183	5	1	657	708
Consumer	129	99	25	3	28	21
Total	$36,819	$18,860	$11,281	$1,273	$42,318	$44,037

The following tables provide a roll-forward for troubled debt restructurings as of June 30, 2015 and June 30, 2014.

(Dollars in thousands)	1/1/15 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	6/30/15 TDR Balance	Related Allowance
For the six months ended 6/30/2015
Accruing TDRs
Construction	$4,022	$-	$(39)	$-	$142	$-	$4,125	$35
Residential Real Estate	6,368	1,837	(245)	-	(78)	-	7,882	267
Commercial Real Estate	6,237	-	(9)	-	-	-	6,228	21
Commercial	47	-	(7)	-	-	-	40	-
Consumer	-	-	-	-	-	-	-	-
Total	$16,674	$1,837	$(300)	$-	$64	$-	$18,275	$323

Nonaccrual TDRs
Construction	$3,321	$-	$(100)	$(579)	$2,911	$-	$5,553	$661
Residential Real Estate	3,382	-	(18)	-	(2,911)	-	453	-
Commercial Real Estate	346	-	(4)	(40)	(302)	-	-	-
Commercial	-	-	-	-	-	-	-	-
Consumer	25	-	(1)	-	-	-	24	-
Total	$7,074	$-	$(123)	$(619)	$(302)	$-	$6,030	$661

Total TDRs	$23,748	$1,837	$(423)	$(619)	$(238)	$-	$24,305	$984

(Dollars in thousands)	1/1/14 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	6/30/14 TDR Balance	Related Allowance
For the six months ended 6/30/2014
Accruing TDRs
Construction	$1,620	$-	$(51)	$(314)	$2,643	$-	$3,898	$1
Residential Real Estate	14,582	-	1,373	-	398	(158)	16,195	185
Commercial Real Estate	9,791	-	(48)	(549)	(2,844)	(1,097)	5,253	6
Commercial	95	-	(15)	-	-	(24)	56	-
Consumer	-	-	-	-	-	-	-	-
Total	$26,088	$-	$1,259	$(863)	$197	$(1,279)	$25,402	$192

Nonaccrual TDRs
Construction	$3,561	$-	$(5)	$(35)	$760	$-	$4,281	$-
Residential Real Estate	1,884	-	(31)	(203)	(957)	(73)	620	-
Commercial Real Estate	842	-	(81)	(65)	-	-	696	-
Commercial	-	-	-	-	-	-	-	-
Consumer	26	-	(1)	-	-	-	25	-
Total	$6,313	$-	$(118)	$(303)	$(197)	$(73)	$5,622	$-

Total TDRs	$32,401	$-	$1,141	$(1,166)	$-	$(1,352)	$31,024	$192

The following tables provide information on loans that were modified and considered TDRs during the six months ended June 30, 2015 and June 30, 2014.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the six months ended June 30, 2015
Construction	-	$-	$-	$-
Residential real estate	10	1,835	1,837	19
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	10	$1,835	$1,837	$19

For the six months ended June 30, 2014
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

The following tables provide information on TDRs that defaulted during the six months ended June 30, 2015 and June 30, 2014. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the six months ended June 30, 2015
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

The following tables provide information on loan risk ratings as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
June 30, 2015
Construction	$64,209	$4,164	$12,342	$-	$80,715
Residential real estate	257,937	9,905	10,756	-	278,598
Commercial real estate	285,881	21,487	9,029	734	317,131
Commercial	55,280	1,790	230	-	57,300
Consumer	7,126	38	122	-	7,286
Total	$670,433	$37,384	$32,479	$734	$741,030

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2014
Construction	$52,241	$5,643	$11,273	$-	$69,157
Residential real estate	252,643	6,675	14,018	-	273,336
Commercial real estate	275,573	20,040	10,175	-	305,788
Commercial	50,583	1,885	114	89	52,671
Consumer	9,658	13	123	-	9,794
Total	$640,698	$34,256	$35,703	$89	$710,746

The following tables provide information on the aging of the loan portfolio as of June 30, 2015 and December 31, 2014.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
June 30, 2015
Construction	$72,440	$-	$-	$-	$-	$8,275	$80,715
Residential real estate	271,659	2,874	1,264	35	4,173	2,766	278,598
Commercial real estate	313,958	-	505	-	505	2,668	317,131
Commercial	57,019	104	-	-	104	177	57,300
Consumer	7,095	68	-	-	68	123	7,286
Total	$722,171	$3,046	$1,769	$35	$4,850	$14,009	$741,030
Percent of total loans	97.5%	0.4%	0.2%	-%	0.6%	1.9%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2014
Construction	$61,325	$1,786	$-	$-	$1,786	$6,046	$69,157
Residential real estate	263,165	3,351	2,702	83	6,136	4,035	273,336
Commercial real estate	301,695	459	513	-	972	3,121	305,788
Commercial	52,352	47	131	-	178	141	52,671
Consumer	9,619	11	37	4	52	123	9,794
Total	$688,156	$5,654	$3,383	$87	$9,124	$13,466	$710,746
Percent of total loans	96.8%	0.8%	0.5%	-%	1.3%	1.9%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2015
Allowance for credit losses:
Beginning balance	$1,884	$2,124	$2,339	$441	$180	$830	$7,798

Charge-offs	(216)	(142)	(280)	(25)	(35)	-	(698)
Recoveries	104	121	2	35	15	-	277
Net charge-offs	(112)	(21)	(278)	10	(20)	-	(421)

Provision	80	215	555	54	8	(372)	540
Ending balance	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2014
Allowance for credit losses:
Beginning balance	$1,997	$2,086	$4,584	$677	$308	$417	$10,069

Charge-offs	(224)	(315)	(1,523)	(95)	(20)	-	(2,177)
Recoveries	1	63	7	157	6	-	234
Net charge-offs	(223)	(252)	(1,516)	62	(14)	-	(1,943)

Provision	474	520	(416)	119	12	241	950
Ending balance	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2015
Allowance for credit losses:
Beginning balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(579)	(257)	(320)	(149)	(45)	-	(1,350)
Recoveries	107	145	15	82	33	-	382
Net charge-offs	(472)	(112)	(305)	(67)	(12)	-	(968)

Provision	1,021	(404)	542	124	(49)	(44)	1,190
Ending balance	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(241)	(987)	(1,613)	(937)	(147)	-	(3,925)
Recoveries	11	106	13	207	14	-	351
Net charge-offs	(230)	(881)	(1,600)	(730)	(133)	-	(3,574)

Provision	518	(619)	1,223	322	196	285	1,925
Ending balance	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $514 thousand as of June 30, 2015.

Note 5 – Other Assets

The Company had the following other assets at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Nonmarketable investment securities	$1,707	$1,586
Accrued interest receivable	2,520	2,663
Deferred income taxes	14,362	15,744
Prepaid expenses	1,454	750
Other assets	6,223	6,419
Total	$26,266	$27,162

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for credit losses	$3,158	$3,072
Reserve for off-balance sheet commitments	121	121
Net operating loss carry forward	11,580	13,265
Write-downs of other real estate owned	321	355
Deferred income	1,099	1,132
Accrued expenses	913	918
Unrealized losses on available-for-sale securities	27	-
Other	196	80
Total deferred tax assets	17,415	18,943
Deferred tax liabilities:
Depreciation	317	372
Purchase accounting adjustments	1,957	1,751
Deferred capital gain on branch sale	418	425
Unrealized gains on available-for-sale securities	40	214
Other	321	437
Total deferred tax liabilities	3,053	3,199
Net deferred tax assets	$14,362	$15,744

The Company’s deferred tax assets primarily consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. No valuation allowance on these deferred tax assets was recorded at June 30, 2015 and December 31, 2014 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014 and the first two quarters of 2015 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $8.1 million for the year ended December 31, 2014, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss carryovers would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past three years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Accrued interest payable	$139	$172
Other accounts payable	2,057	2,435
Deferred compensation liability	1,467	1,503
Other liabilities	1,749	2,011
Total	$5,412	$6,121

Note 7 - Stock-Based Compensation

As of June 30, 2015, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 7 years from the grant date. On July 1, 2015, the Company's board of directors (the "Board") also adopted a form of performance share/restricted stock unit award agreement that will be used to grant performance equity incentive awards pursuant to and subject to the provisions of the 2006 Equity Plan. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$53	$27	$191	$49
Excess tax expense related to stock-based compensation	2	-	2	-

	June 30,
(Dollars in thousands)	2015	2014
Unrecognized stock-based compensation expense	$96	$122
Weighted average period unrecognized expense is expected to be recognized	0.6 years	1.2 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2015 and 2014.

June 30, 2015	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	14,251	$8.33
Granted	11,915	9.19
Vested	(13,678)	8.90
Cancelled	-	-
Nonvested at end of period	12,488	$8.34

June 30, 2014	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	13,930	$8.33
Granted	3,654	9.57
Vested	(3,333)	8.93
Cancelled	-	-
Nonvested at end of period	14,251	$8.51

The fair value of restricted stock awards that vested during the first six months of 2015 and 2014 was $122 thousand and $30 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the six months ended June 30, 2015 and 2014.

June 30, 2015		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	27,108	$6.64
Granted	34,219	9.18
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	61,327	$8.05

Exercisable at end of period	27,108	$6.64

June 30, 2014		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	40,662	$6.64
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	40,662	$6.64

Exercisable at end of period	20,331	$6.64

The weighted average fair value of stock options granted during 2015 was $3.44. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2015.

Dividend yield	0%
Expected volatility	32%
Risk-free interest rate	1.97%
Expected contract life (in years)	7 years

At the end of the second quarter of 2015, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $281 thousand based on the $9.43 market value per share of the Company’s common stock at June 30, 2015. Similarly, the aggregate intrinsic value of the options exercisable was $76 thousand at June 30, 2015. Since there were no options exercised during the first six months of 2015 or 2014, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At June 30, 2015, the weighted average remaining contract life of options outstanding was 6.8 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2014	$316	$316
Other comprehensive loss	(296)	(296)
Balance, June 30, 2015	$20	$20

Balance, December 31, 2013	$(437)	$(437)
Other comprehensive income	300	300
Balance, June 30, 2014	$(137)	$(137)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. No assets were transferred from one hierarchy level to another during the first six months of 2015 or 2014.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Securities available for sale:
U.S. Treasury	$5,155	$5,155	$-	$-
U.S. Government agencies	70,375	-	70,375	-
Mortgage-backed	152,044	-	152,044	-
Equity	636	-	636	-
Total	$228,210	$5,155	$233,055	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Securities available for sale:
U.S. Treasury	$5,215	$5,215	$-	$-
U.S. Government agencies	74,960	-	74,960	-
Mortgage-backed	155,303	-	155,303	-
Equity	630	-	630	-
Total	$236,108	$5,215	$230,893	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At June 30, 2015 and December 31, 2014, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At June 30, 2015 and December 31, 2014, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014. No assets were transferred from one hierarchy level to another during the first six months of 2015 or 2014.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Impaired loans
Construction	$11,704	$-	$11,704	$-
Residential real estate	10,390	-	10,390	-
Commercial real estate	8,875	-	8,875	-
Commercial	208	-	208	-
Consumer	123	-	123	-
Total impaired loans	31,300	-	31,300	-
Other real estate owned	2,498	-	2,498	-
Total assets measured at fair value on a nonrecurring basis	$33,798	$-	$33,798	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans
Construction	$10,026	$-	$10,026	$-
Residential real estate	9,304	-	9,304	-
Commercial real estate	9,230	-	9,230	-
Commercial	187	-	187	-
Consumer	121	-	121	-
Total impaired loans	28,868	-	28,868	-
Other real estate owned	3,691	-	3,691	-
Total assets measured at fair value on a nonrecurring basis	$32,559	$-	$32,559	$-

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

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$59,756	$59,756	$96,223	$96,223

Level 2 inputs
Investment securities held to maturity	$4,513	$4,555	$4,630	$4,694
Loans, net	733,113	753,387	703,051	724,771

Financial liabilities
Level 2 inputs
Deposits	$928,909	$928,568	$949,004	$948,605
Short-term borrowings	6,629	6,629	4,808	4,808

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

The following table provides information on commitments outstanding at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$151,906	$127,080
Letters of credit	6,879	7,347
Total	$158,785	$134,427

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

The following table includes selected financial information by business segments for the first six months of 2015 and 2014.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2015
Interest income	$18,887	$-	$100	$18,987
Interest expense	(1,765)	-	-	(1,765)
Provision for credit losses	(1,190)	-	-	(1,190)
Noninterest income	3,433	4,440	-	7,873
Noninterest expense	(10,823)	(3,491)	(4,690)	(19,004)
Net intersegment (expense) income	(3,920)	(401)	4,321	-
Income (loss) before taxes	4,622	548	(269)	4,901
Income tax (expense) benefit	(1,758)	(209)	102	(1,865)
Net income (loss)	$2,864	$339	$(167)	$3,036

Total assets	$1,059,857	$10,187	$14,308	$1,084,352

2014
Interest income	$18,978	$-	$-	$18,978
Interest expense	(2,208)	-	-	(2,208)
Provision for credit losses	(1,925)	-	-	(1,925)
Noninterest income	3,174	6,142	-	9,316
Noninterest expense	(11,132)	(5,038)	(3,862)	(20,032)
Net intersegment (expense) income	(3,356)	(360)	3,716	-
Income (loss) before taxes	3,531	744	(146)	4,129
Income tax (expense) benefit	(1,339)	(282)	55	(1,566)
Net income (loss)	$2,192	$462	$(91)	$2,563

Total assets	$1,050,124	$10,493	$4,236	$1,064,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”)). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2014 Annual Report.

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

Regulatory Enforcement Actions

Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. On May 11, 2015 the FDIC and the Commissioner terminated the Order.

While the Order has been terminated, Talbot Bank will be required to continue to adhere to certain requirements and restrictions based on commitments made to the FDIC and the Commissioner in connection with the termination of the Order, which include, among other things, continued reduction of classified assets and maintenance of capital in excess of regulatory minimums.

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

Three basic components comprise our allowance for credit losses: (i) the specific allowance; (ii) the formula allowance; and (iii) the unallocated allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is established against impaired loans (i.e., nonaccrual loans and troubled debt restructurings (“TDRs”)) based on our assessment of the losses that may be associated with the individual loans. The specific allowance remains until charge-offs are made. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category. Loans identified as special mention, substandard, and doubtful are adversely rated. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. The unallocated allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or formula allowance.

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

OVERVIEW

The Company reported net income of $1.6 million for the second quarter of 2015, or diluted income per common share of $0.13, compared to net income of $1.3 million, or diluted income per common share of $0.13, for the second quarter of 2014. For the first quarter of 2015, the Company reported net income of $1.4 million, or diluted income per common share of $0.11. When comparing the second quarter of 2015 to the second quarter of 2014, the primary reasons for improved net income were increases in net interest income of $236 thousand and a decline in the provision for credit losses of $410 thousand. When comparing the second quarter of 2015 to the first quarter of 2015, the primary reasons for the improved results were an increase in net interest income of $144 thousand, coupled with decreases in the provision for credit losses of $110 thousand and noninterest expense of $404 thousand.

For the first six months of 2015, the Company reported net income of $3.0 million, or diluted income per common share of $0.24, compared to net income of $2.6 million, or diluted income per common share of $0.28, for the first six months of 2014. Earnings improved due to an increase in net interest income of $452 thousand and a decline in the provision for credit losses of $735 thousand. Noninterest expense decreased $1.0 million, which was entirely offset by a decline in noninterest income of $1.4 million with both variances primarily due to the sale of Tri-State General Insurance Agency, LTD (“Tri-State”) late in the second quarter of 2014.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $8.7 million for the second quarter of 2015 and $8.5 million for the second quarter of 2014. Tax-equivalent net interest income was $8.6 million for the first quarter of 2015. The increase in net interest income for the second quarter of 2015 when compared to the second quarter of 2014 was primarily due to higher volumes in loans and investment securities as well as a lower cost of deposits, partially offset by lower rates received on loans.

The increase in net interest income for the second quarter of 2015 when compared to the first quarter of 2015 was primarily due to higher volume in average loans and lower volume and rates paid on average interest-bearing deposits. The yields on average loans slightly declined due to downward re-pricing on loan renewals, which was offset by the increased loan volume and lower volumes of and rates paid on average time and demand deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.43% for the second quarter of 2015, as compared to 3.43% and 3.49% for the first quarter of 2015 and the second quarter of 2014, respectively. The lower net interest margin for the second quarter of 2015 when compared to the second quarter of 2014 was mainly due to lower yields earned on average loans, partially offset by higher volumes on average loans and average investment securities and lower volumes of and rates paid on average time deposits.

On a tax-equivalent basis, interest income increased $15 thousand, or 0.2%, for the second quarter of 2015 when compared to the second quarter of 2014. The increase in interest income was due to a 4.4% increase in average balances of earning assets (i.e., loans, investment securities, and federal funds sold) combined with a 16 basis point decrease in yields earned on average earning assets. Investment securities had the largest impact on the increase in interest income partially funded by proceeds from the sale of shares of Shore Bancshares Inc.’s common stock (the “Stock Sale”) at the end of the second quarter of 2014, resulting in an increase in the average balance of taxable investment securities of $58.1 million and interest income of $263 thousand. The balance on average loans increased $19.1 million, or 2.7%, while the yield earned on loans declined 26 basis points which resulted in a decrease in interest income of $235 thousand compared to the second quarter of 2014. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans. The yield on other earning assets impacting the change in interest income included interest-bearing deposits with other banks, which decreased $35.5 million and, decreased interest income $13 thousand. Tax-equivalent interest income increased $97 thousand, or 1.0%, when compared to the first quarter of 2015, mainly due to higher volume on average loans.

Interest expense decreased $216 thousand, or 20.2%, when comparing the second quarter of 2015 to the second quarter of 2014. The decrease in interest expense was due to an 10 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 3.0% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended June 30, 2015, the rates paid on time deposits decreased 16 basis points and the average balances of these deposits decreased $36.4 million, or 10.3%, when compared to the same period last year, which reduced interest expense $221 thousand. A portion of this decline was offset by increases in money market and savings deposits. Noninterest bearing deposits increased $35.2 million when compared to the same period last year contributing to a lower cost of funding. When comparing the second quarter of 2015 to the first quarter of 2015, interest expense decreased $47 thousand, or 5.2%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2015 and 2014.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$727,800	$8,598	4.74%	$708,718	$8,833	5.00%
Investment securities:
Taxable	241,254	932	1.55	183,128	669	1.46
Tax-exempt	430	4	4.21	431	4	4.23
Federal funds sold	2,931	-	0.09	1,476	-	0.05
Interest-bearing deposits	43,757	26	0.24	79,223	39	0.20
Total earning assets	1,016,172	9,560	3.77%	972,976	9,545	3.93%
Cash and due from banks	18,723			20,376
Other assets	59,045			64,915
Allowance for credit losses	(8,083)			(9,675)
Total assets	$1,085,857			$1,048,592

Interest-bearing liabilities
Demand deposits	$171,274	51	0.12%	$171,004	60	0.14%
Money market and savings deposits	238,173	81	0.14	220,850	66	0.12
Certificates of deposit $100,000 or more	152,478	370	0.97	171,830	477	1.11
Other time deposits	166,277	354	0.85	183,336	468	1.02
Interest-bearing deposits	728,202	856	0.47	747,020	1,071	0.58
Short-term borrowings	4,872	3	0.23	8,633	5	0.22
Total interest-bearing liabilities	733,074	859	0.47%	755,653	1,076	0.57%
Noninterest-bearing deposits	203,435			168,221
Other liabilities	6,082			7,629
Stockholders’ equity	143,266			117,089
Total liabilities and stockholders’ equity	$1,085,857			$1,048,592

Net interest spread		$8,700	3.30%		$8,469	3.36%
Net interest margin			3.43%			3.49%

Tax-equivalent adjustment
Loans		$17			$21
Investment securities		1			1
Total		$18			$22

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans and loans held for sale.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Tax-equivalent net interest income for the six months ended June 30, 2015 was $17.3 million, as seen in the table below. This represented an increase of $444 thousand, or 2.6%, when compared to the same period last year. The increase was mainly due to higher volumes of and yields paid on taxable investment securities, coupled with lower volume and rates paid on time deposits. Although the volume on average loans increased $11.9 million, the yield declined 27 basis points reducing interest income $622 thousand. The net interest margin declined 7 basis points to 3.43% for the first half of 2015 from the 3.50% for the first half of 2014.

On a tax-equivalent basis, interest income was $19.0 million for the first six months of 2015, an increase of $2 thousand, or less than 1.0%, when compared to the first six months of 2014, mainly due to income from investment securities slightly outpacing income generated from loans. For the first six months of 2015, average loans increased 1.7% and the related yield declined 27 basis points, while average taxable securities increased 43.4% and the related yield increased 11 basis points when compared to the same period in 2014.

Interest expense was $1.8 million for the six months ended June 30, 2015, a decrease of $443 thousand, or 20.1%, when compared to the same period last year. Average interest-bearing liabilities decreased $23.0 million, or 3.0%, while rates paid declined 10 basis points to 0.48% primarily due to a decline in time deposit activity.

For the first six months of 2015, the average balance of time deposits decreased $38.2 million, or 10.7%, when compared to the same period last year, and the average rate paid on these deposits declined 15 basis points, which reduced interest expense $457 thousand. For the six months ended June 30, 2015, the average balance of money market and savings deposits increased $16.4 million, or 7.4%, when compared to the same period last year, and the average rate paid on these deposits increased 2 basis points, which increased interest expense $31 thousand. Noninterest bearing deposits increased $32.8 million when compared to the same period last year providing a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$721,326	$17,108	4.78%	$709,422	$17,730	5.05%
Investment securities:
Taxable	242,554	1,856	1.53	169,203	1,190	1.42
Tax-exempt	431	9	4.20	432	9	4.24
Federal funds sold	2,866	1	0.09	1,591	-	0.05
Interest-bearing deposits	47,661	52	0.22	89,010	95	0.22
Total earning assets	1,014,838	19,026	3.78%	969,658	19,024	3.96%
Cash and due from banks	19,989			21,536
Other assets	59,823			65,555
Allowance for credit losses	(8,026)			(10,158)
Total assets	$1,086,624			$1,046,591

Interest-bearing liabilities
Demand deposits	$174,156	108	0.12%	$172,395	122	0.14%
Money market and savings deposits	237,965	163	0.14	221,610	133	0.12
Certificates of deposit $100,000 or more	154,306	756	0.99	175,292	977	1.12
Other time deposits	167,921	730	0.88	185,137	966	1.05
Interest-bearing deposits	734,348	1,757	0.48	754,434	2,198	0.59
Short-term borrowings	6,100	8	0.25	8,987	10	0.22
Total interest-bearing liabilities	740,448	1,765	0.48%	763,421	2,208	0.58%
Noninterest-bearing deposits	197,697			164,926
Other liabilities	5,900			7,433
Stockholders’ equity	142,579			110,811
Total liabilities and stockholders’ equity	$1,086,624			$1,046,591

Net interest spread		$17,260	3.30%		$16,816	3.38%
Net interest margin			3.43%			3.50%

Tax-equivalent adjustment
Loans		$36			$43
Investment securities		3			3
Total		$39			$46

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans and loans held for sale.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2015 decreased $740 thousand, or 16.3%, when compared to the second quarter of 2014. The decrease from the second quarter of 2014 was due to the loss of wholesale commission fees of $728 thousand and a gain of $114 thousand resulting from the sale of Tri-State in the second quarter of 2014 which was partially offset by an increase in retail insurance commissions of $124 thousand and service charges on deposit accounts of $56 thousand. Noninterest income decreased $297 thousand when compared to the first quarter of 2015 mainly due to higher insurance agency commissions from contingency payments which are typically received in the first quarter of each year. Total noninterest income for the six months ended June 30, 2015 decreased $1.4 million, or 15.5%, when compared to the same period in 2014. Included in total noninterest income for the first half of 2014 was Tri-State which was sold late in the second quarter of 2014. Tri-State attributed $2.1 million in insurance agency commissions and fees in 2014, along with a $114 thousand gain on sale. Offsetting the loss of income from Tri-State were increases in retail insurance commissions of $501 thousand and service charges on deposit accounts and trust and investment fee income of $165 thousand in the aggregate.

Noninterest Expense

Total noninterest expense for the second quarter of 2015 decreased $617 thousand, or 6.2%, when compared to the second quarter of 2014 and decreased $404 thousand, or 4.2%, when compared to the first quarter of 2015. The decreases compared to the second quarter of 2014 were primarily the result of the sale of Tri-State which reduced insurance agency expenses $835 thousand, offset by an increase in insurance retail commission expense of $159 thousand. The declines in noninterest expenses from the first quarter of 2015 were primarily due to decreases in FDIC insurance, professional fees and credit costs. Noninterest expenses for employee benefits were higher in the first quarter of 2015 due to payroll taxes, unemployment insurance, and 401(k) contributions. In addition, data processing fees were higher both over the linked quarter and prior year 2014, due to higher volume on ATM transactions.

Total noninterest expense for the six months ended June 30, 2015 decreased $1.0 million, or 5.1%, when compared to the same period in 2014. The decrease was primarily due to wholesale insurance agency expenses related to Tri-State of $1.9 million, which was partially offset by increases in salary and wages expense within the parent company and all subsidiaries for a total of $635 thousand. In addition, FDIC insurance premiums declined $145 thousand and write-downs of other real estate owned decreased $95 thousand.

Income Taxes

For the second quarter of 2015 and 2014, the Company reported income tax expense of $1.0 million and $803 thousand, respectively, while the effective tax rate was 38.2% and 38.1%, respectively. The relatively flat tax rates for the second quarter of 2015 when compared to the same period in 2014 were due to the consistent levels of pretax income and losses of the Company’s affiliates which are offset to report a consolidated tax return.

The Company has net operating loss carryforwards ("NOLs") for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the Stock Sale in June, 2014, other ownership changes by shareholders owning 5% or more of the Company’s stock, and assuming such 5% shareholders are included for purposes of Section 382, the Company estimates that it has experienced an ownership change of approximately 44% for the three-year period ended June 30, 2015. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $741.0 million at June 30, 2015 and $710.7 million at December 31, 2014, an increase of $30.3 million, or 4.3%. Construction and commercial real estate loans reflected the largest increases of $11.6 million and $11.3 million from the end of 2014. In addition, residential real estate loans increased $5.3 million and commercial loans increased $4.6 million. These increases were partially offset by decreases in consumer loans of $2.5 million. Loans included deferred costs, net of deferred fees, of $351 thousand at June 30, 2015 and $380 thousand at December 31, 2014. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $80.7 million , or 10.9% of total loans, at June 30, 2015, slightly higher than the $69.1 million, or 9.7% of total loans at December 31, 2014. Commercial real estate loans were $317.1 million, or 42.8% of total loans, at June 30, 2015, compared to $305.8 million, or 43.0% of total loans at December 31, 2014.

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

The provision for credit losses was $540 thousand for the second quarter of 2015, $950 thousand for the second quarter of 2014 and $650 thousand for the first quarter of 2015. The lower level of provision for credit losses when comparing the second quarter of 2015 to the second quarter of 2014 was primarily due to decreases in loan charge-offs and nonaccrual loans. The lower level of provision for credit losses when comparing the second quarter of 2015 to the first quarter of 2015 was primarily due to declines in net charge-offs. The provision for credit losses for the first six months of 2015 declined to $1.2 million from $1.9 million for the first six months of 2014 due to improved credit quality in the loan portfolio.

Net charge-offs were $421 thousand for the second quarter of 2015 and $1.9 million for the second quarter of 2014. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality and reduce problem loans. The allowance for credit losses as a percentage of period-end loans was 1.07% as of June 30, 2015, 1.08% as of December 31, 2014 and 1.28% as of June 30, 2014. Net charge-offs were $968 thousand and $3.6 million for the first six months of 2015 and 2014, respectively. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2015.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2015 and 2014.

	At or for the Three Months		At or for the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance balance – beginning of period	$7,798	$10,069	$7,695	$10,725
Charge-offs:
Construction	(216)	(224)	(579)	(241)
Residential real estate	(142)	(315)	(257)	(987)
Commercial real estate	(280)	(1,523)	(320)	(1,613)
Commercial	(25)	(95)	(149)	(937)
Consumer	(35)	(20)	(45)	(147)
Totals	(698)	(2,177)	(1,350)	(3,925)
Recoveries:
Construction	104	1	107	11
Residential real estate	121	63	145	106
Commercial real estate	2	7	15	13
Commercial	35	157	82	207
Consumer	15	6	33	14
Totals	277	234	382	351
Net charge-offs	(421)	(1,943)	(968)	(3,574)
Provision for credit losses	540	950	1,190	1,925
Allowance balance – end of period	$7,917	$9,076	$7,917	$9,076

Average loans outstanding during the period (1)	$727,800	$708,718	$721,326	$709,422
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.23%	1.10%	0.27%	1.02%
Allowance for credit losses at period end as a percentage of average loans	1.09%	1.28%	1.10%	1.28%
(1)	Excluding loans held for sale

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased to $16.5 million at June 30, 2015 from $17.2 million at December 31, 2014, primarily due to a decrease in other real estate owned of $1.2 million, partially offset by a $543 thousand increase in nonaccrual loans. The changes in nonaccrual construction and residential real estate loans reported in the table below for June 30, 2015 compared to December 31, 2014 was primarily due to a reclassification of a nonaccrual loan of $2.9 million in the first quarter of 2015 from residential real estate to construction. Accruing TDRs increased $1.7 million to $18.4 million at June 30, 2015 from $16.7 million at December 31, 2014. The increase in TDRs during the second quarter was the result of one borrower who restructured outstanding loans secured by residential rental property. While the loans were classified as TDRs due to insufficient cash flow, the Company does not currently believe it will incur a loss on this relationship due to a current assessment of the collateral value. The ratio of nonaccrual loans to total assets increased to 1.29% at June 30, 2015 from 1.22% at December 31, 2014. The increase in nonaccrual loans was due to temporary credit issues with a few loans which are expected to remediate in the near term.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming assets
Nonaccrual loans
Construction	$8,275	$6,046
Residential real estate	2,766	4,035
Commercial real estate	2,668	3,121
Commercial	177	141
Consumer	123	123
Total nonaccrual loans	14,009	13,466
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	35	83
Commercial real estate	-	-
Commercial	-	-
Consumer	-	4
Total loans 90 days or more past due and still accruing	35	87
Other real estate owned	2,498	3,691
Total nonperforming assets	$16,542	$17,245

Accruing TDRs
Construction	$4,125	$4,022
Residential real estate	7,960	6,368
Commercial real estate	6,228	6,237
Commercial	40	47
Consumer	-	-
Total accruing TDRs	$18,353	$16,674

Total nonperforming assets and accruing TDRs	$34,895	$33,919

As a percent of total loans:
Nonaccrual loans	1.89%	1.89%
Accruing TDRs	2.48%	2.35%
Nonaccrual loans and accruing TDRs	4.37%	4.24%

As a percent of total loans and other real estate owned:
Nonperforming assets	2.22%	2.41%
Nonperforming assets and accruing TDRs	4.69%	4.75%

As a percent of total assets:
Nonaccrual loans	1.29%	1.22%
Nonperforming assets	1.53%	1.57%
Accruing TDRs	1.69%	1.52%
Nonperforming assets and accruing TDRs	3.22%	3.08%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2015, 98% of the portfolio was classified as available for sale and 2% as held to maturity, similar to the 98% and 2%, respectively, at December 31, 2014. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $232.7 million at June 30, 2015, an $8.0 million, or 3.33%, decrease since December 31, 2014. The slight decrease was due to partially funding new loan growth in 2015. At the end of June 2015, 65.3% of the securities available for sale were mortgage-backed, 30.2% were U.S. Government agencies and 2.2% were U.S. Treasuries, compared to 65.8%, 31.7% and 2.2%, respectively, at year-end 2014. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2015 were $928.9 million, a $20.1 million, or 2.1%, decrease when compared to the level at December 31, 2014. The decrease in total deposits was mainly due to a decline in time deposits of $16.3 million and a decline of $13.7 million in money market and savings deposits, which were partially offset by an increase in non-interest bearing deposits of $9.9 million.

Short-Term Borrowings

Short-term borrowings at June 30, 2015 and December 31, 2014 were $6.6 million and $4.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2015 and December 31, 2014, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash was $36.5 million for the first half of 2015 compared to a net decrease in cash of $36.7 million for the first half of 2014. The decline in cash in 2015 was mainly due to funding new loan growth reflected in an increase of $30.3 million, or a 8% annualized loan growth rate for the first six months of 2015.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $13 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both June 30, 2015 and December 31, 2014. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $73.3 million and $70.9 million at June 30, 2015 and December 31, 2014, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $2.9 million to $143.4 million at June 30, 2015 when compared to December 31, 2014 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of June 30, 2015 and December 31, 2014.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2015 (1)	ratio	ratio (2)	capital ratio	capital ratio
Company	11.28%	15.84%	15.84%	16.93%
Talbot Bank	9.66%	13.09%	13.09%	14.15%
CNB	9.74%	13.86%	13.86%	14.97%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2014 (1)	ratio	ratio (2)	capital ratio	capital ratio
Company	10.46%	n/a	15.27%	16.36%
Talbot Bank	8.91%	n/a	13.08%	14.16%
CNB	9.25%	n/a	13.55%	14.68%

(1)	The capital ratios as of June 30, 2015 reflect the adoption of Basel III in effect beginning January 1, 2015 while ratios for the prior period represent the previous capital rules under Basel I.
(2)	The Common Equity Tier 1 ratio is a new ratio under Basel III and represents common equity, less goodwill and intangible assets net of any deferred tax liabilities, divided by risk-weighted assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2014 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2014.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2015 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2015.

There was no change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the 2014 Annual Report. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2014 Annual Report.

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

SHORE BANCSHARES, INC.

Date: August 10, 2015	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ George S. Rapp
George S. Rapp
Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Performance Share/Restricted Stock Unit Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

