Form 10-Q
period 2015-09-30
SHORE BANCSHARES INC
filed 2015-11-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,631,160 shares of common stock outstanding as of October 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$17,401	$24,211
Interest-bearing deposits with other banks	41,345	68,460
Federal funds sold	7,430	3,552
Investment securities:
Available for sale, at fair value	220,434	236,108
Held to maturity, at amortized cost – fair value of $4,280 (2015) and $4,694 (2014)	4,192	4,630

Loans	777,062	710,746
Less: allowance for credit losses	(8,098)	(7,695)
Loans, net	768,964	703,051

Premises and equipment, net	16,958	16,275
Goodwill	11,931	11,931
Other intangible assets, net	1,231	1,331
Other real estate owned, net	2,884	3,691
Other assets	25,043	27,162
TOTAL ASSETS	$1,117,813	$1,100,402

LIABILITIES
Deposits:
Noninterest-bearing	$220,945	$193,814
Interest-bearing	738,489	755,190
Total deposits	959,434	949,004

Short-term borrowings	6,480	4,808
Other liabilities	6,012	6,121
TOTAL LIABILITIES	971,926	959,933

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,630,428 (2015) and 12,618,513 (2014)	126	126
Additional paid in capital	63,767	63,532
Retained earnings	81,187	76,495
Accumulated other comprehensive income	807	316
TOTAL STOCKHOLDERS’ EQUITY	145,887	140,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,813	$1,100,402

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

INTEREST INCOME
Interest and fees on loans	$8,912	$8,788	$25,984	$26,475
Interest and dividends on investment securities:
Taxable	892	850	2,748	2,040
Tax-exempt	2	3	8	9
Interest on federal funds sold	1	1	2	1
Interest on deposits with other banks	30	44	82	139
Total interest income	9,837	9,686	28,824	28,664

INTEREST EXPENSE
Interest on deposits	824	1,046	2,581	3,244
Interest on short-term borrowings	3	4	11	14
Total interest expense	827	1,050	2,592	3,258

NET INTEREST INCOME	9,010	8,636	26,232	25,406
Provision for credit losses	410	775	1,600	2,700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,600	7,861	24,632	22,706

NONINTEREST INCOME
Service charges on deposit accounts	769	618	2,061	1,778
Trust and investment fee income	360	496	1,279	1,382
Insurance agency commissions	2,107	2,176	6,514	7,789
Other noninterest income	669	704	1,924	2,361
Total noninterest income	3,905	3,994	11,778	13,310

NONINTEREST EXPENSE
Salaries and wages	4,468	4,689	13,174	13,295
Employee benefits	935	934	3,015	3,136
Occupancy expense	600	565	1,837	1,769
Furniture and equipment expense	223	225	711	741
Data processing	800	741	2,451	2,240
Directors’ fees	117	131	356	375
Amortization of other intangible assets	34	34	100	168
Insurance agency commissions expense	-	-	-	906
FDIC insurance premium expense	243	399	933	1,234
Write-downs of other real estate owned	7	290	88	466
Other noninterest expenses	1,969	1,811	5,735	5,521
Total noninterest expense	9,396	9,819	28,400	29,851

INCOME BEFORE INCOME TAXES	3,109	2,036	8,010	6,165
Income tax expense	1,200	774	3,065	2,340

NET INCOME	$1,909	$1,262	$4,945	$3,825

Basic net income per common share	$0.15	$0.10	$0.39	$0.37
Diluted net income per common share	0.15	0.10	0.39	0.37
Dividends paid per common share	0.02	-	0.02	-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,909	$1,262	$4,945	$3,825

Other comprehensive income
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,319	(181)	824	322
Tax effect	(532)	73	(333)	(130)
Net of tax amount	787	(108)	491	192

Total other comprehensive income (loss)	787	(108)	491	192
Comprehensive income	$2,696	$1,154	$5,436	$4,017

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net income	-	-	4,945	-	4,945

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	491	491

Stock-based compensation	-	235	-	-	235

Cash dividends declared	-	-	(253)	-	(253)

Balances, September 30, 2015	$126	$63,767	$81,187	$807	$145,887

Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Net income	-	-	3,825	-	3,825

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	192	192

Issuance of common stock through public offering, net	41	31,238	-	-	31,279

Stock-based compensation	-	79	-	-	79

Balances, September 30, 2014	$126	$63,524	$75,269	$(245)	$138,674

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,945	$3,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,600	2,700
Depreciation and amortization	1,845	1,725
Discount accretion on debt securities	(83)	(41)
Stock-based compensation expense	235	79
Deferred income tax expense	2,640	1,923
Losses on sales of other real estate owned	47	3
Write-downs of other real estate owned	88	466
Gain on sale of wholesale insurance subsidiary	-	(114)
Net changes in:
Accrued interest receivable	46	(79)
Other assets	(1,120)	(204)
Accrued interest payable	(38)	(26)
Other liabilities	(71)	(985)
Net cash provided by operating activities	10,134	9,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	40,573	35,473
Purchases of investment securities available for sale	(24,830)	(111,949)
Proceeds from maturities and principal payments of investment securities held to maturity	432	443
Net change in loans	(68,448)	3,354
Purchases of premises and equipment	(1,362)	(736)
Proceeds from sales of other real estate owned	1,605	734
Proceeds from sale of wholesale insurance subsidiary	-	2,878
Net cash used in investing activities	(52,030)	(69,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	27,131	17,402
Interest-bearing deposits	(16,701)	(10,216)
Short-term borrowings	1,672	615
Common stock dividends paid	(253)	-
Proceeds from issuance of common stock through public offering, net	-	31,279
Net cash provided by financing activities	11,849	39,080
Net decrease in cash and cash equivalents	(30,047)	(21,451)
Cash and cash equivalents at beginning of period	96,223	131,090
Cash and cash equivalents at end of period	$66,176	$109,639

Supplemental cash flows information:
Interest paid	$2,630	$3,284
Income taxes paid	$368	$85
Transfers from loans to other real estate owned	$934	$2,224
Transfers from loans held for sale to loans	$-	$3,521

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2015, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2015 and 2014, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2014 were derived from the 2014 audited financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2014. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14, The FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Entities may apply the amendments in this Update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company adopted ASU No. 2014-14 effective January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

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

FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$1,909	$1,262	$4,945	$3,825
Weighted average shares outstanding - Basic	12,630	12,615	12,627	10,381
Dilutive effect of common stock equivalents	10	10	10	12
Weighted average shares outstanding - Diluted	12,640	12,625	12,637	10,393
Earnings per common share - Basic	$0.15	$0.10	$0.39	$0.37
Earnings per common share - Diluted	$0.15	$0.10	$0.39	$0.37

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2015
U.S. Treasury	$5,111	$12	$-	$5,123
U.S. Government agencies	65,707	207	160	65,754
Mortgage-backed	147,629	1,647	363	148,913
Equity	634	10	-	644
Total	$219,081	$1,876	$523	$220,434

December 31, 2014
U.S. Treasury	$5,210	$5	$-	$5,215
U.S. Government agencies	75,220	87	347	74,960
Mortgage-backed	154,525	1,230	452	155,303
Equity	624	6	-	630
Total	$235,579	$1,328	$799	$236,108

Held-to-maturity securities:
September 30, 2015
U.S. Government agencies	$2,575	$-	$43	$2,532
States and political subdivisions	1,617	131	-	1,748
Total	$4,192	$131	$43	$4,280

December 31, 2014
U.S. Government agencies	$2,791	$-	$83	$2,708
States and political subdivisions	1,839	147	-	1,986
Total	$4,630	$147	$83	$4,694

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Available-for-sale securities:
U.S. Government agencies	$14,989	$19	$-	$141	$14,989	$160
Mortgage-backed	14,067	43	22,488	320	36,555	363
Total	$29,056	$62	$22,488	$461	$51,544	$523

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,532	$43	$2,532	$43

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available-for-sale securities:
U.S. Government agencies	$41,574	$138	$6,954	$209	$48,528	$347
Mortgage-backed	12,933	44	26,828	408	39,761	452
Total	$54,507	$182	$33,782	$617	$88,289	$799

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,708	$83	$2,708	$83

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2015.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,149	$10,168	$-	$-
Due after one year through five years	57,710	57,839	711	761
Due after five years through ten years	12,084	12,134	403	454
Due after ten years	138,504	139,649	3,078	3,065
	218,447	219,790	4,192	4,280
Equity securities	634	644	-	-
Total	$219,081	$220,434	$4,192	$4,280

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Construction	$86,548	$69,157
Residential real estate	303,137	273,336
Commercial real estate	323,160	305,788
Commercial	57,129	52,671
Consumer	7,088	9,794
Total loans	777,062	710,746
Allowance for credit losses	(8,098)	(7,695)
Total loans, net	$768,964	$703,051

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
September 30, 2015
Loans individually evaluated for impairment	$11,766	$10,753	$6,768	$165	$122	$-	$29,574
Loans collectively evaluated for impairment	74,782	292,384	316,392	56,964	6,966	-	747,488
Total loans	$86,548	$303,137	$323,160	$57,129	$7,088	$-	$777,062

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$676	$363	$189	$-	$-	$-	$1,228
Loans collectively evaluated for impairment	1,166	1,928	2,622	499	156	499	6,870
Total allowance for credit losses	$1,842	$2,291	$2,811	$499	$156	$499	$8,098

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2014
Loans individually evaluated for impairment	$10,067	$10,403	$9,359	$188	$124	$-	$30,141
Loans collectively evaluated for impairment	59,090	262,933	296,429	52,483	9,670	-	680,605
Total loans	$69,157	$273,336	$305,788	$52,671	$9,794	$-	$710,746

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$41	$1,099	$129	$1	$3	$-	$1,273
Loans collectively evaluated for impairment	1,262	1,735	2,250	447	226	502	6,422
Total allowance for credit losses	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2015 and December 31, 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
September 30, 2015
Impaired nonaccrual loans:
Construction	$11,999	$4,796	$2,889	$643	$8,025	$8,121
Residential real estate	4,399	3,591	487	156	3,812	2,710
Commercial real estate	1,451	884	209	9	2,137	2,511
Commercial	177	165	-	-	170	105
Consumer	128	122	-	-	123	123
Total	18,154	9,558	3,585	808	14,267	13,570

Impaired accruing TDRs:
Construction	4,081	3,273	808	33	4,099	4,076
Residential real estate	6,675	3,350	3,325	207	7,520	7,084
Commercial real estate	5,675	4,300	1,375	180	5,687	6,065
Commercial	-	-	-	-	27	38
Consumer	-	-	-	-	-	-
Total	16,431	10,923	5,508	420	17,333	17,263

Total impaired loans:
Construction	16,080	8,069	3,697	676	12,124	12,197
Residential real estate	11,074	6,941	3,812	363	11,332	9,794
Commercial real estate	7,126	5,184	1,584	189	7,824	8,576
Commercial	177	165	-	-	197	143
Consumer	128	122	-	-	123	123
Total	$34,585	$20,481	$9,093	$1,228	$31,600	$30,833

					September 30, 2014
(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment
December 31, 2014
Impaired nonaccrual loans:
Construction	$9,277	$6,045	$-	$-	$7,492	$7,918
Residential real estate	4,664	1,053	2,982	799	2,604	4,014
Commercial real estate	4,703	2,842	280	100	3,132	4,443
Commercial	1,372	136	5	1	389	558
Consumer	129	99	25	3	124	55
Total	20,145	10,175	3,292	903	13,741	16,988

Impaired accruing TDRs:
Construction	4,022	3,196	826	41	3,404	2,301
Residential real estate	6,368	668	5,700	300	16,190	16,131
Commercial real estate	6,237	4,774	1,463	29	5,459	6,826
Commercial	47	47	-	-	54	62
Consumer	-	-	-	-	-	-
Total	16,674	8,685	7,989	370	25,107	25,320

Total impaired loans:
Construction	13,299	9,241	826	41	10,896	10,219
Residential real estate	11,032	1,721	8,682	1,099	18,794	20,145
Commercial real estate	10,940	7,616	1,743	129	8,591	11,269
Commercial	1,419	183	5	1	443	620
Consumer	129	99	25	3	124	55
Total	$36,819	$18,860	$11,281	$1,273	$38,848	$42,308

The following tables provide a roll-forward for troubled debt restructurings as of September 30, 2015 and September 30, 2014.

(Dollars in thousands)	1/1/15 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)		Payoffs	9/30/15 TDR Balance	Related Allowance
For the nine months ended 9/30/2015
Accruing TDRs
Construction	$4,022	$-	$(83)	$-		$142	$-	$4,081	$33
Residential Real Estate	6,368	1,837	(206)	-		(1,324)	-	6,675	207
Commercial Real Estate	6,237	-	(562)	-		-	-	5,675	180
Commercial	47	-	(6)	-		(41)	-	-	-
Consumer	-	-	-	-		-	-	-	-
Total	$16,674	$1,837	$(857)	$-		$(1,223)	$-	$16,431	$420

Nonaccrual TDRs
Construction	$3,321	$-	$(207)	$(1,058)		$2,911	$-	$4,967	$643
Residential Real Estate	3,382	-	(21)	-		(2,911)	-	450	89
Commercial Real Estate	346	-	(4)	(40)		(302)	-	-	-
Commercial	-	-	-	-		-	-	-	-
Consumer	25	-	(2)	-		-	-	23	-
Total	$7,074	$-	$(234)	$(1,098)		$(302)	$-	$5,440	$732

Total TDRs	$23,748	$1,837	$(1,091)	$(1,098)	$	*(1,525)	$-	$21,871	$1,152

(Dollars in thousands)	1/1/14 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	9/30/14 TDR Balance	Related Allowance
For the nine months ended 9/30/2014
Accruing TDRs
Construction	$1,620	$-	$(52)	$(538)	$2,643	$(270)	$3,403	$1
Residential Real Estate	14,582	-	1,324	-	478	(158)	16,226	168
Commercial Real Estate	9,791	-	(71)	(549)	(2,508)	(1,097)	5,566	6
Commercial	95	-	(19)	-	-	(24)	52	-
Consumer	-	-	-	-	-	-	-	-
Total	$26,088	$-	$1,182	$(1,087)	$613	$(1,549)	$25,247	$175

Nonaccrual TDRs
Construction	$3,561	$-	$(12)	$(235)	$760	$-	$4,074	$-
Residential Real Estate	1,884	-	(40)	(203)	(1,037)	(123)	481	-
Commercial Real Estate	842	-	(91)	(65)	(336)	-	350	-
Commercial	-	-	-	-	-	-	-	-
Consumer	26	-	(1)	-	-	-	25	25
Total	$6,313	$-	$(144)	$(503)	$(613)	$(123)	$4,930	$25

Total TDRs	$32,401	$-	$1,038	$(1,590)	$-	$(1,672)	$30,177	$200

* $1.3 million in subsequently modified TDRs were transferred from accruing TDR classification to accrual status during the period, thus removing the TDR designation. In accordance with ASC 310-40-50-2 “Creditor Disclosure of Troubled Debt Restructurings,” an impaired loan that has been subsequently restructured in a troubled debt restructuring involving modification of terms need not be included in the disclosures in years after the restructuring if both of the following conditions exist: a) the subsequent restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk; and b) the loan is not impaired based on the terms specified by the restructuring agreement. During the period ended September 30, 2015, three loans totaling $1.3 million met the conditions stipulated in ASC 310-40-50-2, and after a careful evaluation of well supported documentation by management, these loans were upgraded to accrual status.

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2015 and September 30, 2014.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the nine months ended September 30, 2015
Construction	-	$-	$-	$-
Residential real estate	10	1,835	1,837	19
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	10	$1,835	$1,837	$19

For the nine months ended September 30, 2014
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

The following tables provide information on TDRs that defaulted during the nine months ended September 30, 2015 and September 30, 2014. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the nine months ended September 30, 2015
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

The following tables provide information on loan risk ratings as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
September 30, 2015
Construction	$69,344	$5,525	$11,679	$-	$86,548
Residential real estate	283,551	7,823	11,763	-	303,137
Commercial real estate	294,148	20,261	8,542	209	323,160
Commercial	55,282	1,632	215	-	57,129
Consumer	6,930	35	123	-	7,088
Total	$709,255	$35,276	$32,322	$209	$777,062

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2014
Construction	$52,241	$5,643	$11,273	$-	$69,157
Residential real estate	252,643	6,675	14,018	-	273,336
Commercial real estate	275,573	20,040	10,175	-	305,788
Commercial	50,583	1,885	114	89	52,671
Consumer	9,658	13	123	-	9,794
Total	$640,698	$34,256	$35,703	$89	$710,746

The following tables provide information on the aging of the loan portfolio as of September 30, 2015 and December 31, 2014.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
September 30, 2015
Construction	$78,863	$-	$-	$-	$-	$7,685	$86,548
Residential real estate	296,151	2,274	634	-	2,908	4,078	303,137
Commercial real estate	320,934	1,133	-	-	1,133	1,093	323,160
Commercial	56,901	21	42	-	63	165	57,129
Consumer	6,874	79	9	4	92	122	7,088
Total	$759,723	$3,507	$685	$4	$4,196	$13,143	$777,062
Percent of total loans	97.7%	0.5%	0.1%	-%	0.6%	1.7%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2014
Construction	$61,325	$1,786	$-	$-	$1,786	$6,046	$69,157
Residential real estate	263,165	3,351	2,702	83	6,136	4,035	273,336
Commercial real estate	301,695	459	513	-	972	3,121	305,788
Commercial	52,352	47	131	-	178	141	52,671
Consumer	9,619	11	37	4	52	123	9,794
Total	$688,156	$5,654	$3,383	$87	$9,124	$13,466	$710,746
Percent of total loans	96.8%	0.8%	0.5%	-%	1.3%	1.9%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months and nine months ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2015
Allowance for credit losses:
Beginning balance	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

Charge-offs	(479)	(26)	-	(136)	-	-	(641)
Recoveries	9	102	233	60	8	-	412
Net charge-offs	(470)	76	233	(76)	8	-	(229)

Provision	460	(103)	(38)	70	(20)	41	410
Ending balance	$1,842	$2,291	$2,811	$499	$156	$499	$8,098

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2014
Allowance for credit losses:
Beginning balance	$2,248	$2,354	$2,652	$858	$306	$658	$9,076

Charge-offs	(213)	(242)	(35)	(1,019)	(6)	-	(1,515)
Recoveries	1	229	9	24	7	-	270
Net charge-offs	(212)	(13)	(26)	(995)	1	-	(1,245)

Provision	(206)	47	115	935	(39)	(77)	775
Ending balance	$1,830	$2,388	$2,741	$798	$268	$581	$8,606

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2015
Allowance for credit losses:
Beginning balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(1,058)	(283)	(320)	(285)	(45)	-	(1,991)
Recoveries	116	247	248	142	41	-	794
Net charge-offs	(942)	(36)	(72)	(143)	(4)	-	(1,197)

Provision	1,481	(507)	504	194	(69)	(3)	1,600
Ending balance	$1,842	$2,291	$2,811	$499	$156	$499	$8,098

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the nine months ended September 30, 2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(454)	(1,229)	(1,648)	(1,956)	(153)	-	(5,440)
Recoveries	12	335	22	231	21	-	621
Net charge-offs	(442)	(894)	(1,626)	(1,725)	(132)	-	(4,819)

Provision	312	(572)	1,338	1,257	157	208	2,700
Ending balance	$1,830	$2,388	$2,741	$798	$268	$581	$8,606

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $581 thousand as of September 30, 2015.

Note 5 – Other Assets

The Company had the following other assets at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Nonmarketable investment securities	$1,621	$1,586
Accrued interest receivable	2,617	2,663
Deferred income taxes	12,772	15,744
Prepaid expenses	1,334	750
Other assets	6,699	6,419
Total	$25,043	$27,162

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for credit losses	$3,230	$3,072
Reserve for off-balance sheet commitments	121	121
Net operating loss carry forward	10,426	13,265
Write-downs of other real estate owned	320	355
Deferred income	1,164	1,132
Accrued expenses	926	918
Other	198	80
Total deferred tax assets	16,385	18,943
Deferred tax liabilities:
Depreciation	293	372
Purchase accounting adjustments	2,069	1,751
Deferred capital gain on branch sale	415	425
Unrealized gains on available-for-sale securities	546	214
Other	290	437
Total deferred tax liabilities	3,613	3,199
Net deferred tax assets	$12,772	$15,744

The Company’s deferred tax assets primarily consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. No valuation allowance on these deferred tax assets was recorded at September 30, 2015 and December 31, 2014 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014 and the first three quarters of 2015 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $8.1 million for the year ended December 31, 2014, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss carryovers would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past three years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Accrued interest payable	$134	$172
Other accounts payable	2,762	2,435
Deferred compensation liability	1,447	1,503
Other liabilities	1,669	2,011
Total	$6,012	$6,121

Note 7 - Stock-Based Compensation

As of September 30, 2015, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 7 years from the grant date. On July 1, 2015, the Company's board of directors (the "Board") also adopted a form of performance share/restricted stock unit award agreement that will be used to grant performance equity incentive awards pursuant to and subject to the provisions of the 2006 Equity Plan. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$41	$30	$232	$79
Excess tax expense related to stock-based compensation	3	-	3	-

	September 30,
(Dollars in thousands)	2015	2014
Unrecognized stock-based compensation expense	$55	$92
Weighted average period unrecognized expense is expected to be recognized	0.4 years	1.0 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2015 and 2014.

	Number	Weighted Average Grant
September 30, 2015	of Shares	Date Fair Value
Nonvested at beginning of period	14,251	$8.33
Granted	11,915	9.19
Vested	(13,678)	8.90
Cancelled	-	-
Nonvested at end of period	12,488	$8.74

	Number	Weighted Average Grant
September 30, 2014	of Shares	Date Fair Value
Nonvested at beginning of period	13,930	$8.33
Granted	3,654	9.57
Vested	(3,333)	8.93
Cancelled	-	-
Nonvested at end of period	14,251	$8.51

The fair value of restricted stock awards that vested during the first nine months of 2015 and 2014 was $122 thousand and $30 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the nine months ended September 30, 2015 and 2014.

		Weighted
	Number	Average
September 30, 2015	of Shares	Exercise Price
Outstanding at beginning of period	27,108	$6.64
Granted	34,219	9.18
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	61,327	$8.05

Exercisable at end of period	27,108	$6.64

		Weighted
	Number	Average
September 30, 2014	of Shares	Exercise Price
Outstanding at beginning of period	40,662	$6.64
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	40,662	$6.64

Exercisable at end of period	20,331	$6.64

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

At the end of the third quarter of 2015, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $102 thousand based on the $9.72 market value per share of the Company’s common stock at September 30, 2015. Similarly, the aggregate intrinsic value of the options exercisable was $83 thousand at September 30, 2015. Since there were no options exercised during the first nine months of 2015 or 2014, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At September 30, 2015, the weighted average remaining contract life of options outstanding was 6.5 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2014	$316	$316
Other comprehensive income	491	491
Balance, September 30, 2015	$807	$807

Balance, December 31, 2013	$(437)	$(437)
Other comprehensive income	192	192
Balance, September 30, 2014	$(245)	$(245)

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

Investment Securities Available for Sale

Fair value measurement for investment securities available for sale is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. Government agencies securities, mortgage-backed securities issued or guaranteed by U.S. Government sponsored entities, and equity securities as Level 2.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014. No assets were transferred from one hierarchy level to another during the first nine months of 2015 or 2014.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Securities available for sale:
U.S. Treasury	$5,123	$5,123	$-	$-
U.S. Government agencies	65,754	-	65,754	-
Mortgage-backed	148,913	-	148,913	-
Equity	644	-	644	-
Total	$220,434	$5,123	$215,311	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Securities available for sale:
U.S. Treasury	$5,215	$5,215	$-	$-
U.S. Government agencies	74,960	-	74,960	-
Mortgage-backed	155,303	-	155,303	-
Equity	630	-	630	-
Total	$236,108	$5,215	$230,893	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At September 30, 2015 and December 31, 2014, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2015 and December 31, 2014, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014. No assets were transferred from one hierarchy level to another during the first nine months of 2015 or 2014.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Impaired loans
Construction	$11,090	$-	$11,090	$-
Residential real estate	10,390	-	10,390	-
Commercial real estate	6,579	-	6,579	-
Commercial	165	-	165	-
Consumer	122	-	122	-
Total impaired loans	28,346	-	28,346	-
Other real estate owned	2,884	-	2,884	-
Total assets measured at fair value on a nonrecurring basis	$31,230	$-	$31,230	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans
Construction	$10,026	$-	$10,026	$-
Residential real estate	9,304	-	9,304	-
Commercial real estate	9,230	-	9,230	-
Commercial	187	-	187	-
Consumer	121	-	121	-
Total impaired loans	28,868	-	28,868	-
Other real estate owned	3,691	-	3,691	-
Total assets measured at fair value on a nonrecurring basis	$32,559	$-	$32,559	$-

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

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$66,176	$66,176	$96,223	$96,223

Level 2 inputs
Investment securities held to maturity	$4,192	$4,280	$4,630	$4,694
Loans, net	768,964	788,590	703,051	724,771

Financial liabilities
Level 2 inputs
Deposits	$959,434	$959,193	$949,004	$948,605
Short-term borrowings	6,480	6,480	4,808	4,808

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

The following table provides information on commitments outstanding at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$140,986	$127,080
Letters of credit	7,004	7,347
Total	$147,990	$134,427

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

The following table includes selected financial information by business segments for the first nine months of 2015 and 2014.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2015
Interest income	$28,670	$-	$154	$28,824
Interest expense	(2,592)	-	-	(2,592)
Provision for credit losses	(1,600)	-	-	(1,600)
Noninterest income	5,237	6,541	-	11,778
Noninterest expense	(16,133)	(5,287)	(6,980)	(28,400)
Net intersegment (expense) income	(5,897)	(624)	6,521	-
Income (loss) before taxes	7,685	630	(305)	8,010
Income tax (expense) benefit	(2,941)	(241)	117	(3,065)
Net income (loss)	$4,744	$389	$(188)	$4,945

Total assets	$1,090,022	$9,222	$18,569	$1,117,813

2014
Interest income	$28,664	$-	$-	$28,664
Interest expense	(3,258)	-	-	(3,258)
Provision for credit losses	(2,700)	-	-	(2,700)
Noninterest income	4,894	8,416	-	13,310
Noninterest expense	(17,235)	(6,789)	(5,827)	(29,851)
Net intersegment (expense) income	(4,919)	(534)	5,453	-
Income (loss) before taxes	5,446	1,093	(374)	6,165
Income tax (expense) benefit	(2,067)	(415)	142	(2,340)
Net income (loss)	$3,379	$678	$(232)	$3,825

Total assets	$1,070,991	$10,292	$15,002	$1,096,285

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of The Talbot Bank of Easton, Maryland located in Easton, Maryland (“Talbot Bank”) and CNB located in Centreville, Maryland (together with Talbot Bank, the “Banks”). The Banks operate 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at CNB under the trade name Wye Financial & Trust.

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

OVERVIEW

The Company reported net income of $1.9 million for the third quarter of 2015, or diluted income per common share of $0.15, compared to net income of $1.3 million, or diluted income per common share of $0.10, for the third quarter of 2014. For the second quarter of 2015, the Company reported net income of $1.6 million, or diluted income per common share of $0.13. When comparing the third quarter of 2015 to the third quarter of 2014, the primary reasons for improved net income were increases in net interest income of $374 thousand, a decline in the provision for credit losses of $365 thousand and a decline in noninterest expenses of $423 thousand. When comparing the third quarter of 2015 to the second quarter of 2015, the primary reasons for the improved results were increases in net interest income and noninterest income of $327 thousand and $117 thousand, respectively, coupled with decreases in the provision for credit losses of $130 thousand.

For the first nine months of 2015, the Company reported net income of $4.9 million, or diluted income per common share of $0.39, compared to net income of $3.8 million, or diluted income per common share of $0.37, for the first nine months of 2014. Earnings improved due to an increase in net interest income of $826 thousand and a decline in the provision for credit losses of $1.1 million. Noninterest expense decreased $1.5 million, which was entirely offset by a decline in noninterest income of $1.5 million with both variances primarily due to the sale of Tri-State General Insurance Agency, LTD (“Tri-State”) late in the second quarter of 2014.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $9.0 million for the third quarter of 2015 and $8.6 million for the third quarter of 2014. Tax-equivalent net interest income was $8.7 million for the second quarter of 2015. The increase in net interest income for the third quarter of 2015 when compared to the third quarter of 2014 was primarily due to higher volumes in earning assets, specifically loans and investment securities, which were partially offset by lower rates received on loans. Total average interest-bearing deposits exhibited a decrease resulting in a lower cost due to favorable rates.

The increase in net interest income for the third quarter of 2015 when compared to the second quarter of 2015 was primarily due to a change in asset mix from investment securities to loans which provided more favorable rates, as well as lower volumes and rates paid on average interest-bearing deposits. The yields on average loans slightly declined due to downward re-pricing on loan renewals, which was offset by the increased loan volume and lower volumes of and rates paid on average time and demand deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin remained at 3.43% for the third and second quarter of 2015, as compared to 3.38% for the third quarter of 2014, respectively. The higher net interest margin for the third quarter of 2015 when compared to the third quarter of 2014 was mainly due to higher volumes on average loans and average investment securities and lower rates paid on average time deposits.

On a tax-equivalent basis, interest income increased $146 thousand, or 1.5%, for the third quarter of 2015 when compared to the third quarter of 2014. The increase in interest income was due to a 2.8% increase in average balances of earning assets (i.e., loans, investment securities, and federal funds sold) partially offset by a 5 basis point decrease in yields earned on average earning assets. Loans had the largest impact on the increase in interest income, due to an increase in the average balance of $57.7 million, or 8.2%, resulting in an increase in interest income of $120 thousand, or 1.4%. The balance on taxable investment securities increased $8.9 million, or 4.0%, and corresponding interest income increased $42 thousand, or 4.9%, compared to the third quarter of 2014. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans. Tax-equivalent interest income increased $295 thousand, or 3.1%, when compared to the second quarter of 2015, mainly due to higher volume on average loans.

Interest expense decreased $223 thousand, or 21.2%, when comparing the third quarter of 2015 to the third quarter of 2014. The decrease in interest expense was due to an 11 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a 2.3% decline in average balances of interest-bearing liabilities. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended September 30, 2015, the rates paid on time deposits decreased 18 basis points and the average balances of these deposits decreased $34.5 million, or 10.0%, when compared to the same period last year, which reduced interest expense $232 thousand. A portion of this decline was offset primarily by increases in the balance of money market and savings deposits. Noninterest-bearing deposits increased $29.5 million when compared to the same period last year contributing to a lower cost of funding. When comparing the third quarter of 2015 to the second quarter of 2015, interest expense decreased $31 thousand, or 3.6%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2015 and 2014.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$763,306	$8,929	4.64%	$705,637	$8,809	4.95%
Investment securities:
Taxable	229,979	892	1.55	221,105	850	1.53
Tax-exempt	243	3	5.01	432	5	4.16
Federal funds sold	2,341	1	0.10	1,378	1	0.06
Interest-bearing deposits	48,361	30	0.25	87,215	44	0.20
Total earning assets	1,044,230	9,855	3.74%	1,015,767	9,709	3.79%
Cash and due from banks	17,434			24,445
Other assets	57,891			61,989
Allowance for credit losses	(8,194)			(9,098)
Total assets	$1,111,361			$1,093,103

Interest-bearing liabilities
Demand deposits	$184,471	60	0.13%	$183,094	65	0.14%
Money market and savings deposits	242,830	85	0.14	225,670	69	0.12
Certificates of deposit $100,000 or more	148,617	343	0.92	166,806	467	1.11
Other time deposits	163,224	336	0.82	179,533	445	0.98
Interest-bearing deposits	739,142	824	0.44	755,103	1,046	0.55
Short-term borrowings	6,501	3	0.24	7,946	4	0.21
Total interest-bearing liabilities	745,643	827	0.44%	763,049	1,050	0.55%
Noninterest-bearing deposits	214,684			185,209
Other liabilities	6,137			6,230
Stockholders’ equity	144,897			138,615
Total liabilities and stockholders’ equity	$1,111,361			$1,093,103

Net interest spread		$9,027	3.30%		$8,659	3.24%
Net interest margin			3.43%			3.38%

Tax-equivalent adjustment
Loans		$17			$22
Investment securities		-			2
Total		$17			$24

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans and loans held for sale.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Tax-equivalent net interest income for the nine months ended September 30, 2015 was $26.3 million, as seen in the table below. This represented an increase of $814 thousand, or 3.2%, when compared to the same period last year. The increase was mainly due to higher volumes of and yields paid on taxable investment securities, coupled with lower volume and rates paid on time deposits. Although the volume on average loans increased $28.1 million, the yield declined 29 basis points reducing interest income $502 thousand. The net interest margin declined 3 basis points to 3.43% for the first nine months of 2015 from the 3.46% for the first nine months of 2014.

On a tax-equivalent basis, interest income was $28.9 million for the first nine months of 2015, an increase of $148 thousand, or less than 1.0%, when compared to the first nine months of 2014, mainly due to income from investment securities slightly outpacing the decrease in income generated from loans. For the first nine months of 2015, average loans increased 4.0% and the related yield declined 29 basis points, while average taxable securities increased 27.7% and the related yield increased 8 basis points when compared to the same period in 2014.

Interest expense was $2.6 million for the nine months ended September 30, 2015, a decrease of $666 thousand, or 20.4%, when compared to the same period last year. Average interest-bearing liabilities decreased $21.1 million, or 2.8%, while rates paid declined 10 basis points to 0.47% primarily due to a decline in time deposit activity.

For the first nine months of 2015, the average balance of time deposits decreased $37.0 million, or 10.4%, when compared to the same period last year, and the average rate paid on these deposits declined 17 basis points, which together reduced interest expense $690 thousand. For the nine months ended September 30, 2015, the average balance of money market and savings deposits increased $16.6 million, or 7.5%, when compared to the same period last year, and the average rate paid on these deposits increased 2 basis points, which together increased interest expense $46 thousand. Noninterest-bearing deposits increased $31.7 million when compared to the same period last year providing a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$735,474	$26,037	4.73%	$707,347	$26,539	5.02%
Investment securities:
Taxable	238,316	2,748	1.54	186,694	2,040	1.46
Tax-exempt	368	12	4.39	432	14	4.21
Federal funds sold	2,689	2	0.09	1,519	1	0.05
Interest-bearing deposits	47,897	82	0.23	88,405	139	0.21
Total earning assets	1,024,744	28,881	3.77%	984,397	28,733	3.90%
Cash and due from banks	19,128			22,516
Other assets	59,172			65,154
Allowance for credit losses	(8,082)			(9,801)
Total assets	$1,094,962			$1,062,266

Interest-bearing liabilities
Demand deposits	$177,633	168	0.13%	$176,000	187	0.14%
Money market and savings deposits	239,605	248	0.14	222,979	202	0.12
Certificates of deposit $100,000 or more	152,389	1,099	0.96	172,422	1,444	1.12
Other time deposits	166,338	1,066	0.86	183,259	1,411	1.03
Interest-bearing deposits	735,965	2,581	0.47	754,660	3,244	0.57
Short-term borrowings	6,235	11	0.25	8,636	14	0.22
Total interest-bearing liabilities	742,200	2,592	0.47%	763,296	3,258	0.57%
Noninterest-bearing deposits	203,422			171,761
Other liabilities	5,980			7,029
Stockholders’ equity	143,360			120,180
Total liabilities and stockholders’ equity	$1,094,962			$1,062,266

Net interest spread		$26,289	3.30%		$25,475	3.33%
Net interest margin			3.43%			3.46%

Tax-equivalent adjustment
Loans		$53			$65
Investment securities		4			5
Total		$57			$70

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans and loans held for sale.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the third quarter of 2015 decreased $89 thousand, or 2.2%, when compared to the third quarter of 2014. The decrease from the third quarter of 2014 was due to lower insurance agency commissions and trust and investment fee income, almost entirely offset by increases in service charges on deposit accounts. Noninterest income increased $117 thousand, or 3.1%, when compared to the second quarter of 2015 mainly due to increases in service charges on deposit accounts and insurance agency commissions, offset by decreases in trust and fee income and income from an insurance agency investment. Total noninterest income for the nine months ended September 30, 2015 decreased $1.5 million, or 11.5%, when compared to the same period in 2014. Included in total noninterest income for the first half of 2014 was income from Tri-State’s operations which was sold late in the second quarter of 2014. Tri-State contributed $2.1 million in insurance agency commissions and fees in 2014, along with a $114 thousand gain on sale. Offsetting the loss of income from Tri-State were increases in retail insurance commissions of $428 thousand, service charges on deposit accounts of $283 thousand and other loan fees of $490 thousand.

Noninterest Expense

Total noninterest expense for the third quarter of 2015 decreased $423 thousand, or 4.3%, when compared to the third quarter of 2014 and increased $96 thousand, or 1.0%, when compared to the second quarter of 2015. The decrease compared to the third quarter of 2014 was primarily the result of decreases in salary and wages, lower FDIC insurance assessments and lower costs associated with customer collections and real estate expenses on other real estate owned property. The increase in noninterest expenses from the second quarter of 2015 was primarily the result of higher salaries and wages due to an additional payroll day, legal and professional fees and customer related expenses, partially offset by lower FDIC insurance premiums and write-downs on other real estate owned.

Total noninterest expense for the nine months ended September 30, 2015 decreased $1.5 million, or 4.9%, when compared to the same period in 2014. The decrease was primarily due to declines in wholesale insurance agency expenses related to Tri-State of $906 thousand, FDIC insurance premiums of $301 thousand and write-downs of other real estate owned of $378 thousand. Salaries and employee benefits also declined $242 thousand in the aggregate which was more than offset by increases in legal and professional fees of $117 thousand and auditing fees of $447 thousand due to the outsourcing of our internal audit function.

Income Taxes

For the third quarter of 2015 and 2014, the Company reported income tax expense of $1.2 million and $774 thousand, respectively, while the effective tax rate was 38.6% and 38.0%, respectively. The relatively flat tax rates for the third quarter of 2015 when compared to the same period in 2014 were due to the consistent levels of pretax income and losses of the Company’s affiliates which are offset to report a consolidated tax return.

The Company has net operating loss carryforwards ("NOLs") for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the Company’s public offer and sale of its common stock (the “stock sale”) in June, 2014, other ownership changes by shareholders owning 5% or more of the Company’s stock, and assuming such 5% shareholders are included for purposes of Section 382, the Company estimates that it has experienced an ownership change of approximately 44% for the three-year period ended September 30, 2015. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $777.1 million at September 30, 2015 and $710.7 million at December 31, 2014, an increase of $66.4 million, or 9.3%. Residential real estate loans reflected the largest increase of $29.8 million from the end of 2014. In addition, construction and commercial real estate loans both increased $17.4 million and commercial loans increased $4.5 million. These increases were partially offset by decreases in consumer loans of $2.7 million. Loans included deferred costs, net of deferred fees, of $345 thousand at September 30, 2015 and $380 thousand at December 31, 2014. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $86.5 million , or 11.1% of total loans, at September 30, 2015, slightly higher than the $69.1 million, or 9.7% of total loans at December 31, 2014. Commercial real estate loans were $323.2 million, or 41.6% of total loans, at September 30, 2015, compared to $305.8 million, or 43.0% of total loans at December 31, 2014.

Allowance for Credit Losses

We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts and is decreased by current period charge-offs of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The evaluation of the adequacy of the allowance for credit losses is based primarily on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans, each grouped by loan type. Each loan type is assigned allowance factors based on criteria such as past credit loss experience, local economic and industry trends, and other measures which may impact collectability. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs to maintain the allowance.

The provision for credit losses was $410 thousand for the third quarter of 2015, $775 thousand for the third quarter of 2014 and $540 thousand for the second quarter of 2015. The lower level of provision for credit losses when comparing the third quarter of 2015 to the third quarter of 2014 was primarily due to decreases in net charge-offs. The lower level of provision for credit losses when comparing the third quarter of 2015 to the second quarter of 2015 was primarily due to declines in net charge-offs. The provision for credit losses for the first nine months of 2015 declined to $1.6 million from $2.7 million for the first nine months of 2014 due to improved credit quality in the loan portfolio.

Net charge-offs were $229 thousand for the third quarter of 2015 and $1.2 million for the third quarter of 2014. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality and reduce problem loans. The allowance for credit losses as a percentage of period-end loans was 1.04% as of September 30, 2015, 1.08% as of December 31, 2014 and 1.22% as of September 30, 2014. Net charge-offs were $1.2 million and $4.8 million for the first nine months of 2015 and 2014, respectively. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2015.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2015 and 2014.

	At or for the Three Months		At or for the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance balance – beginning of period	$7,917	$9,076	$7,695	$10,725
Charge-offs:
Construction	(479)	(213)	(1,058)	(454)
Residential real estate	(26)	(242)	(283)	(1,229)
Commercial real estate	-	(35)	(320)	(1,648)
Commercial	(136)	(1,019)	(285)	(1,956)
Consumer	-	(6)	(45)	(153)
Totals	(641)	(1,515)	(1,991)	(5,440)
Recoveries:
Construction	9	1	116	12
Residential real estate	102	229	247	335
Commercial real estate	233	9	248	22
Commercial	60	24	142	231
Consumer	8	7	41	21
Totals	412	270	794	621
Net charge-offs	(229)	(1,245)	(1,197)	(4,819)
Provision for credit losses	410	775	1,600	2,700
Allowance balance – end of period	$8,098	$8,606	$8,098	$8,606

Average loans outstanding during the period	$763,306	$705,637	$735,474	$707,347
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.12%	0.70%	0.22%	0.91%
Allowance for credit losses at period end as a percentage of average loans	1.06%	1.22%	1.10%	1.22%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased to $16.0 million at September 30, 2015 from $17.2 million at December 31, 2014, primarily due to decreases in other real estate owned of $807 thousand and nonaccrual loans of $323 thousand. The changes in nonaccrual construction and residential real estate loans reported in the table below for September 30, 2015 compared to December 31, 2014 were primarily due to a reclassification of a nonaccrual loan of $2.9 million in the first quarter of 2015 from residential real estate to construction. Accruing TDRs decreased $243 thousand to $16.4 million at September 30, 2015 from $16.7 million at December 31, 2014. The decrease in TDRs during the third quarter was the result of the removal of three TDRs totaling $1.3 million which met the conditions under ASC 310-40-50-2 “Creditor Disclosure of Troubled Debt Restructurings”. The ratio of nonaccrual loans to total assets decreased to 1.18% at September 30, 2015 from 1.22% at December 31, 2014.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming assets
Nonaccrual loans
Construction	$7,685	$6,046
Residential real estate	4,078	4,035
Commercial real estate	1,093	3,121
Commercial	165	141
Consumer	122	123
Total nonaccrual loans	13,143	13,466
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	83
Commercial real estate	-	-
Commercial	-	-
Consumer	4	4
Total loans 90 days or more past due and still accruing	4	87
Other real estate owned	2,884	3,691
Total nonperforming assets	$16,031	$17,245

Accruing TDRs
Construction	$4,081	$4,022
Residential real estate	6,675	6,368
Commercial real estate	5,675	6,237
Commercial	-	47
Consumer	-	-
Total accruing TDRs	$16,431	$16,674

Total nonperforming assets and accruing TDRs	$32,462	$33,919

As a percent of total loans:
Nonaccrual loans	1.69%	1.89%
Accruing TDRs	2.11%	2.35%
Nonaccrual loans and accruing TDRs	3.80%	4.24%

As a percent of total loans and other real estate owned:
Nonperforming assets	2.06%	2.41%
Nonperforming assets and accruing TDRs	4.16%	4.75%

As a percent of total assets:
Nonaccrual loans	1.18%	1.22%
Nonperforming assets	1.43%	1.57%
Accruing TDRs	1.47%	1.52%
Nonperforming assets and accruing TDRs	2.90%	3.08%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2015, 98% of the portfolio was classified as available for sale and 2% as held to maturity, similar to the 98% and 2%, respectively, at December 31, 2014. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $224.6 million at September 30, 2015, a $16.1 million, or 8.0%, decrease since December 31, 2014. The decrease was due to partially funding new loan growth in 2015. At the end of September 2015, 67.6% of the securities available for sale were mortgage-backed, 29.8% were U.S. Government agencies and 2.3% were U.S. Treasuries, compared to 65.8%, 31.7% and 2.2%, respectively, at year-end 2014. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2015 were $959.4 million, a $10.4 million, or 1.1%, increase when compared to the level at December 31, 2014. The increase in total deposits was mainly due to an increase in noninterest-bearing deposits of $27.1 million and money market and savings deposits of $12.9 million, partially offset by a decline in interest-bearing checking deposits of $4.1 million and time deposits of $25.5 million.

Short-Term Borrowings

Short-term borrowings at September 30, 2015 and December 31, 2014 were $6.5 million and $4.8 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2015 and December 31, 2014, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $30.0 million for the first nine months of 2015 compared to a net decrease in cash of $21.5 million for the first nine months of 2014. The decline in cash and cash equivalents in 2015 was mainly due to funding new loan growth reflected in an increase of $66.3 million, or a 12% annualized loan growth rate for the first nine months of 2015.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $13 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both September 30, 2015 and December 31, 2014. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $115.1 million and $70.9 million at September 30, 2015 and December 31, 2014, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $5.4 million to $145.9 million at September 30, 2015 when compared to December 31, 2014 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of September 30, 2015 and December 31, 2014.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2015 (1)	ratio	ratio (2)	capital ratio	capital ratio
Company	11.26%	15.40%	15.40%	16.45%
Talbot Bank	9.66%	13.15%	13.15%	14.21%
CNB	9.67%	13.13%	13.13%	14.19%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2014 (1)	ratio	Ratio (2)	capital ratio	capital ratio
Company	10.46%	n/a	15.27%	16.36%
Talbot Bank	8.91%	n/a	13.08%	14.16%
CNB	9.25%	n/a	13.55%	14.68%

(1)	The capital ratios as of September 30, 2015 reflect the adoption of Basel III in effect beginning January 1, 2015 while ratios for the prior period represent the previous capital rules under Basel I.
(2)	The Common Equity Tier 1 ratio is a new ratio under Basel III and represents common equity, less goodwill and intangible assets net of any deferred tax liabilities, divided by risk-weighted assets.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2015 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2015.

There was no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 9, 2015	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ George S. Rapp
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

