Form 10-K
period 2015-12-31
SHORE BANCSHARES INC
filed 2016-03-11
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $116,646,865.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 12,640,134 as of February 29, 2016.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Cautionary note regarding forward-looking statements

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

The Company engages in the insurance business through an insurance producer, The Avon-Dixon Agency, LLC, a Maryland limited liability company, with two specialty lines, trading as Elliot Wilson Insurance (Trucking) and Jack Martin & Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC, a Maryland limited liability company, (all of the foregoing are collectively referred to as the “Insurance Subsidiaries”).

The Company has two inactive subsidiaries, Wye Mortgage Group, LLC and Wye Financial Services, Inc. which were organized under Maryland law.

Talbot Bank owns all of the issued and outstanding securities of Dover Street Realty, Inc., a Maryland corporation that engages in the business of holding and managing real property acquired by Talbot Bank as a result of loan foreclosures.

We operate in two business segments: community banking and insurance products and services. Financial information related to our operations in these segments for each of the three years ended December 31, 2015 is provided in Note 27 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

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

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, mobile banking, and 24-hour automatic teller machine services. The Banks also offer nondeposit products, such as mutual funds and annuities, and discount brokerage services to their customers. Additionally, the Banks have Saturday hours and extended hours on certain evenings during the week for added customer convenience.

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

Internet Access to Company Documents. The Company provides access to its Securities and Exchange Commission ("SEC") filings through its web site at www.shorebancshares.com. After accessing the web site, the filings are available upon selecting "Investor Relations." Reports available include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Insurance Products and Services

The Insurance Subsidiaries offer a full range of insurance products and services to customers throughout the Delmarva Region. The insurance entity of Avon Dixon offers coverage under the categories of personal, business, benefits, commercial trucking, and marine which are provided below:

Personal
-Auto	-Health/Dental	-Long-Term Care	-Travel
-Boat/Yacht	-Home	-Motorcycle & ATV	-Umbrella
-Flood	-Life	-Recreational Vehicle

Business
-Auto	-Directors & Officers	-Foreign Liability	-Marine & Boat builders
-Contractors	-Excess Liability	-General Liability	-Local/Long-Haul Trucking
-Cyber Liability	-Farm	-Workers Compensation

Benefits
-Health/Dental	-Medicare & Supplemental	-Group Dental
-Annuities	Prescription Plans	-Voluntary Benefits
-Long-Term Care	-Group Health	-Life

Commercial Trucking
-Primary Liability	-Physical Damage	-Motor Truck Cargo	-Occupational/Accidental
-Non-Trucking Liability	(comprehensive & collision)	-Surety Bonds
-Excess/Umbrella	-General Liability	-Workers Compensation

Marine
-Yachts	-Ocean Voyaging
-Boats	-Grand Prix Yacht Racing
-Charter

In addition, the Company offers insurance premium financing through a separate legal entity, Mubell, LLC.

Seasonality

Management does not believe that our business activities are seasonal in nature.

Employees

At February 29, 2016, we employed 293 persons, of which 275 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

COMPETITION

Shore Bancshares, Inc. and its community of companies operate in a highly competitive environment. Our competitors include community banks, commercial banks, credit unions, thrifts, mortgage banking companies, credit card issuers, investment advisory firms, brokerage firms, mutual fund companies, insurance companies, and e-commerce and other internet based companies. We compete with our competitors on a local and regional basis as it relates to banking and investments, and on a national basis for our insurance products.

The primary factors when competing in the financial service market include personalized services, the quality and range of products and services, interest rates on loans and deposits, lending services, price, customer convenience, and our ability to attract and retain experienced employees.

To compete in our market areas, we utilize multiple media channels including print, online, social media, television, radio, direct mail, e-mail and digital signage. Our employees also play a significant role in maintaining existing relationships with customers while establishing new relationships to grow all areas of our businesses.

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2015, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
PNC Bank, NA	$179,992	31.80%
The Peoples Bank	176,133	31.12
Branch Banking & Trust	71,845	12.69
Chesapeake Bank & Trust Co.	67,149	11.86
CNB	45,088	7.96
SunTrust Bank	25,846	4.57

Total	$566,053	100.00%

Source: FDIC DataBook

		% of
Queen Anne’s County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of Maryland	$338,186	36.46%
CNB	242,495	26.15
PNC Bank, NA	86,415	9.32
Bank of America, NA	78,739	8.49
M&T	56,855	6.13
First National Bank of Pennsylvania	45,020	4.85
Capital One Bank, NA*	29,344	3.17
Branch Banking & Trust	25,621	2.76
The Peoples Bank	13,527	1.46
Sun Trust Bank	11,247	1.21

Total	$927,449	100.00%

Source: FDIC DataBook

*Capital One Bank officially closed all branches within this county subsequent to the issuance of the data presented above at June 30, 2015.

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc.	$153,126	41.54%
PNC Bank, NA	84,187	22.84
CNB	62,907	17.07
M&T	35,246	9.56
Branch Banking & Trust	26,745	7.25
The Queenstown Bank of Maryland	6,420	1.74

Total	$368,631	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
The Talbot Bank of Easton, Maryland	$469,612	32.41%
Capital One Bank, NA*	323,464	22.33
Bank of America, NA	172,438	11.90
PNC Bank, NA	143,983	9.94
1880 Bank	109,304	7.54
Branch Banking & Trust	67,154	4.63
M&T	54,648	3.77
The Queenstown Bank of Maryland	43,551	3.01
SunTrust Bank	34,235	2.36
Provident State Bank, Inc.	30,533	2.11

Total	$1,448,922	100.00%

Source: FDIC DataBook

*Capital One Bank officially closed all branches within this county subsequent to the issuance of the data presented above at June 30, 2015.

	% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
1880 Bank	$166,257	30.94%
Hebron Savings Bank	115,251	21.45
Provident State Bank, Inc.	63,721	11.86
Branch Banking & Trust	60,686	11.29
M&T	36,555	6.80
The Talbot Bank of Easton, Maryland	35,558	6.62
Bank of America, NA	32,354	6.02
SunTrust Bank	26,984	5.02

Total	$537,366	100.00%

Source: FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
M&T	$495,186	27.59%
PNC Bank, NA	364,010	20.28
Wilmington Savings Fund Society, FSB	304,209	16.95
Citizens Bank, NA	191,451	10.67
Wells Fargo Bank, NA	170,980	9.53
CNB	80,626	4.49
TD Bank, NA	71,293	3.97
Artisans’ Bank	47,886	2.67
County Bank	39,991	2.23
MidCoast Community Bank	20,513	1.15
The Fort Sill National Bank	8,496	0.47

Total	$1,794,641	100.00%

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape that impacts all financial institutions, including the Company and the Banks. The Dodd-Frank Act directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, the Company could be required to provide financial assistance to the Banks should they experience financial distress.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans and the establishment of the Consumer Financial Protection Bureau (“CFPB”).

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

As of December 31, 2015, both The Talbot Bank and CNB were categorized as “well capitalized.” For more information regarding the capital condition of the Company, see Note 17 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

Basel III

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

Capital Requirements

The Basel III Capital Rules implement the Basel III capital standards and establish minimum capital levels required under the Dodd-Frank Act, which apply to all U.S. banks, subject to various transition periods. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules were effective for the Company on January 1, 2015 and will be fully phased in on January 1, 2019.

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

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The Banks expensed a total of $1.2 million in FDIC premiums during 2015. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2015, the FICO assessment was equal to 0.145 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

REGULATORY ENFORCEMENT ACTIONS

Talbot Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Agreement”) with the FDIC, a Stipulation and Consent to the Issuance of a Consent Order (the “Maryland Consent Agreement” and together with the Consent Agreement, the “Consent Agreements”) with the Maryland Commissioner of Financial Regulation (the “Commissioner”) and an Acknowledgement of Adoption of the Order by the Commissioner (the “Acknowledgement”). The FDIC and the Commissioner issued the related Consent Order (the “Order”), effective May 24, 2013. On May 11, 2015, the FDIC and the Commissioner terminated the Order.

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

Item 1A. RISK FACTORS.

An investment in our common stock involves significant risks. You should consider carefully the risk factors included below together with all of the information included in or incorporated by reference into this annual report, as the same may be updated from time to time by our future filings with the SEC under the Exchange Act, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. In such case, you may lose all or a substantial part of your investment. To the extent that any of the information contained in this document constitutes forward-looking statements, the risk factors below should be reviewed as cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary note regarding forward-looking statements.”

Risks Relating to Our Business

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

The Banks are operating in an economic climate which is still recovering from one of the largest financial crisis in U.S. history. Although national indexes reflect modest overall increases in the housing market, home prices, and the unemployment rate, the local environment in which the Banks operate have continued to lag national averages. While conditions appear to have begun to improve, the post crisis regulatory environment has remained stringent on the Banks, coupled with low interest rates which limit the profitability on lending opportunities. New stringent regulatory policies or a return to declines in the real estate market and constrained financial markets could have an adverse effect on the Banks’ borrowers or their customers, which would adversely affect our financial condition and results of operations. For example, deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•	Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•	Demand for our products and services may decline;

•	Collateral for loans made by us may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with our loans held for investment;

•	Our loan customers may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral;

•	The processes we use to estimate the allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

•	A reduction in the size, spending or employment levels of the federal, state and/or local governments in the Washington, DC metropolitan area could have a negative effect on the economy of the region, on our customers, and on real estate prices;

•	Continued erratic fluctuations in the market, and loss of confidence in the banking system, could require the Banks to pay higher interest rates to obtain deposits to meet the needs of their customers, resulting in reduced margins and net interest income. If conditions worsen significantly, it is possible that banks such as the Banks may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in either or both of the Banks being placed into receivership; and

•	Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

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

In the case of real estate acquisition, construction and development projects that we have financed, challenging economic conditions caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Banks, have been unable to recover the full amount due under their loans when forced to foreclose on and sell real estate collateral. As a result, the Banks have realized significant impairments and losses in their loan portfolios, which materially and adversely impacted our financial condition and results of operations. Management cannot predict the extent to which these conditions may cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Based on our concentration of commercial real estate and construction lending as of December 31, 2015, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in interest rates, particularly by the FRB, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the FRB may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

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

Although we believe that our allowance for credit losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events.

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

Economic conditions and increased uncertainty in the financial markets could adversely affect our ability to accurately assess our allowance for credit losses. Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our loan portfolio, the adequacy of our allowance for credit losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how those economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

We may not be successful if we are not able to grow our subsidiaries and their businesses.

Our primary business activity for the foreseeable future will be to act as the holding company of CNB, Talbot Bank, and our other subsidiaries. Therefore, our future profitability will depend on the success and growth of these subsidiaries.

The market value of our investments might decline.

As of December 31, 2015, we had classified 98% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2015, we had recorded goodwill of $11.9 million and other intangible assets of $1.2 million, representing approximately 8.1% and 0.82% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2015, our deferred tax assets were approximately $12.1 million. There was no valuation allowance for deferred taxes recorded at December 31, 2015 as management believes it is more likely than not that all of the deferred taxes will be realized because they were supported by positive evidence such as the expected generation of a sufficient level of future taxable income from operations and tax planning strategies.

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

We have NOLs for federal and state income tax purposes that can be utilized to offset future taxable income. Our use of the NOLs would be limited, however, under Section 382 of the IRC, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the IRC. The annual limit generally would equal the product of the applicable federal long term tax exempt rate and the value of our capital stock immediately before the ownership change. Due to the stock sale in June, 2014 and other ownership changes by shareholders owning 5% or more of our common stock, we estimate that we have experienced an ownership change of approximately 40% within the three-year period ended December 31, 2015.

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

The deposits of the Banks are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Banks’ regular assessments are determined by their risk classifications, which are based on their regulatory capital levels and the level of supervisory concern that they pose. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increase in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations. The FDIC deposit insurance assessments for Talbot Bank decreased $390 thousand, or 30.3%, for 2015 when compared to 2014 due to the regulatory upgrade in 2015.

The short-term and long-term impact of the Basel III Capital Rules is uncertain and a significant increase in our capital requirements could have an adverse effect on our business and profitability.

In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States. The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Bank Supervision. We became subject to the Basel III Capital Rules over a multi-year transition period commencing January 1, 2015. The Basel III Capital Rules establish a new regulatory capital standard based on tier 1 common equity and increase the minimum leverage and risk-based capital ratios. The Basel III Capital Rules also change how a number of the regulatory capital components are calculated. The Basel III Capital Rules will generally require us and the Banks to maintain greater amounts of regulatory capital. The application of more stringent capital requirements for the Banks and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements, any of which could have a material adverse effect on our business and profitability.

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

We are subject to evolving and extensive regulations and requirements. Our failure to adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

We are subject to extensive regulation as a financial institution and are also required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and listed on the NASDAQ Global Select Market. Compliance with these requirements means we incur significant legal, accounting and other expenses. Compliance also requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statues and regulations.

The BSA, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

Shares of our common stock are listed on the NASDAQ Global Select Market, but are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly and may decline in response to a variety of factors including:

•	Actual or anticipated variations in quarterly results of operations;
•	Developments in our business or the financial sector generally;
•	Recommendations by securities analysts;
•	Operating and stock price performance of other companies that investors deem comparable to us;
•	News reports relating to trends, concerns and other issues in the financial services industry;
•	Perceptions in the marketplace regarding us or our competitors;
•	New technology used or services offered by competitors;
•	Significant acquisitions or business combinations, strategic partnerships, joint venture or capital commitments by or involving us or our competitors;
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	Regulatory changes affecting our industry generally or our business or operations; or
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

Management cannot predict the extent to which an active public market for the shares of the common stock will develop or be sustained in the future. Accordingly, holders of shares of our common stock may not be able to sell them at the volumes, prices, or times that they desire. General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results. We urge you to obtain current market quotations for our common stock when you consider investing in our common stock.

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

The Talbot Bank of Easton, Maryland
Branches
Main Office 18 East Dover Street Easton, Maryland 21601	Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601

St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671

ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

CNB
Branches
Main Office 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619

Denton Branch 850 South 5th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666

Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620	Felton Branch 120 West Main Street Felton, Delaware 19943

Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963	Camden Branch 4580 South DuPont Highway Camden, Delaware 19934	Dover Branch 800 S. Governors Avenue Dover, Delaware 19904
Offices
Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown 651 North Broad Street Suite 201 Middletown, Delaware 19709

The Avon-Dixon Agency, LLC
Headquarters 106 North Harrison Street Easton, Maryland 21601	Benefits Office 28969 Information Lane Easton, Maryland 21601	Centreville Office 105 Lawyers Row Centreville, Maryland 21617

Elliott-Wilson Insurance 106 North Harrison Street Easton, Maryland 21601	Jack Martin & Associates 135 Old Solomon’s Island Road Annapolis, Maryland 21401

Mubell Finance, LLC

Headquarters 106 North Harrison Street Easton, Maryland 21601

Talbot Bank owns the real property on which all of its offices are located, except that it operates under leases at its St. Michaels, and Tilghman branches. CNB owns the real property on which all of its Maryland offices are located, except that it operates under a lease at the office of Wye Financial and Trust in Easton. CNB leases the real property on which all of its Delaware offices are located, except that it owns the real property on which the Camden Branch is located. The Insurance Subsidiaries do not own any real property, but operate under leases. For information about rent expense for all leased premises, see Note 4 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 29, 2016, the Company had approximately 1,403 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2015 and 2014 are set forth in the table below.

	2015			2014
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$9.30	$9.03	$-	$9.99	$9.02	$-
Second Quarter	9.55	9.43	-	10.49	6.88	-
Third Quarter	9.72	9.37	0.02	9.25	8.61	-
Fourth Quarter	11.00	10.64	0.02	9.78	8.87	-
			$0.04			$-

On February 29, 2016, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $11.27 per share.

The Company declared and paid dividends in the third and fourth quarters of 2015 of $0.02 per common share. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Company’s subsidiaries, particularly the Banks, to declare dividends to the Company. Further, our regulators have the ability to prohibit the payment of dividends even if dividends could otherwise be paid under applicable law if they determine that such payment would not be in our best interests. As noted above, the Company and Talbot Bank are currently prohibited from paying any dividends without the prior consent of their respective regulators. For more information regarding these dividend limitations, see “Risk Factors - Our ability to pay dividends is limited”.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com.

www.broadridge.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), and the SNL Small Cap Bank Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2010 and reinvestment of dividends as of the end of each of the Company’s fiscal years between December 31, 2010 and December 31, 2015. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Shore Bancshares, Inc.	100.00	49.41	51.80	88.61	89.78	104.99
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
SNL Small Cap Bank	100.00	95.51	111.26	155.17	163.56	179.12

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6.	Selected Financial Data.

The following table sets forth certain selected financial data for each of the five years ended December 31, 2015, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS:
Interest income	$38,871	$38,289	$41,351	$45,901	$50,852
Interest expense	3,346	4,247	6,475	10,562	11,088
Net interest income	35,525	34,042	34,876	35,339	39,764
Provision for credit losses	2,075	3,350	27,784	27,745	19,470
Net interest income after provision for credit losses	33,450	30,692	7,092	7,594	20,294
Noninterest income	15,416	16,781	17,459	15,758	17,318
Noninterest expense	37,350	39,361	40,686	39,555	39,167
Income (loss) before income taxes	11,516	8,112	(16,135)	(16,203)	(1,555)
Income tax expense (benefit)	4,408	3,061	(6,501)	(6,565)	(658)
Net income (loss)	$7,108	$5,051	$(9,634)	$(9,638)	$(897)

PER COMMON SHARE DATA:
Net income (loss) – basic	$0.56	$0.46	$(1.14)	$(1.14)	$(0.11)
Net income (loss) – diluted	0.56	0.46	(1.14)	(1.14)	(0.11)
Dividends paid	0.04	-	-	0.01	0.09
Book value (at year end)	11.64	11.13	12.19	13.48	14.34
Tangible book value (at year end)[1]	10.59	10.08	10.31	11.56	12.37

FINANCIAL CONDITION (at year end):
Loans	$795,114	$710,746	$711,919	$785,082	$841,050
Assets	1,135,143	1,100,402	1,054,124	1,185,807	1,158,193
Deposits	975,464	949,004	933,468	1,049,273	1,009,919
Long-term debt	-	-	-	-	455
Stockholders’ equity	146,967	140,469	103,299	114,026	121,249

PERFORMANCE RATIOS (for the year):
Return on average total assets	0.64%	0.47%	(0.89)%	(0.82)%	(0.08)%
Return on average stockholders’ equity	4.93	4.04	(8.64)	(8.07)	(0.74)
Net interest margin	3.43	3.43	3.48	3.23	3.74
Efficiency ratio[2]	73.21	77.45	77.59	77.17	68.35
Dividend payout ratio	7.14	-	-	(0.88)	(81.82)
Average stockholders’ equity to average total assets	13.04	11.66	10.31	10.18	10.66

ASSET QUALITY RATIOS (for the year):

Nonperforming assets to total assets	1.44%	1.57%	2.11%	3.76%	5.48%
Nonperforming assets and accruing TDRs to total assets	2.81	3.09	4.58	8.18	7.66
Allowance for credit losses to average loans	1.06	1.09	1.40	1.96	1.64
Allowance for credit losses to nonaccrual loans	68.77	57.14	59.10	43.84	27.81
Allowance for credit losses to nonaccrual loans and TDRs	30.14	25.53	24.25	18.00	18.66

1Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

2Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2015 to its financial condition at December 31, 2014 and the results of operations for the years ended December 31, 2015, 2014, and 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $7.11 million for 2015, net income of $5.05 million for 2014, and a net loss of $9.6 million for 2013. The basic and diluted income per share was $0.56 for 2015, $0.46 for 2014, and a diluted loss per common share of $1.14 for 2013. When comparing 2015 to 2014 and 2013, earnings were significantly improved due to an increase in net interest income, a decline in the provision for credit losses, and the reduction of noninterest expenses.

Total assets were $1.135 billion at December 31, 2015, a $34.7 million, or 3.2%, increase when compared to the $1.100 billion at December 31, 2014. The increase in total assets was mainly the result of significant loan growth of $84.4 million. Investment securities decreased $24.4 million and cash and cash equivalents decreased $22.4 million to partially fund the loan growth for 2015.

Total deposits increased $26.5 million, or 2.8%, to $975 million at December 31, 2015. The increase in deposits was mainly due to an increase in noninterest-bearing deposits of $35.9 million as well as an increase in interest-bearing transaction accounts of $14.0 million and money market and savings accounts of $18.4 million, offset by a decline in time deposits of $41.8 million. Total stockholders’ equity increased $6.5 million, or 4.6%, to $147.0 million, or 12.95% of total assets at December 31, 2015.

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

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality - Provision for Credit Losses and Risk Management section below.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2015 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2015 was $35.6 million. This represented a $1.5 million, or 4.3%, increase from 2014, and net interest income decreased $846 thousand, or 2.4%, for 2014 when compared to 2013. The increase in net interest income when comparing 2015 to 2014 was primarily the result of decreased interest expense on certificates of deposit and other time deposits coupled with an increase in interest income from taxable securities. Significant loan growth in 2015 also contributed to the overall increase in net interest income as the increase in average loans was able to offset a 27 basis point decline in yield between periods. The decrease when comparing 2014 to 2013 was due to a greater decline in interest income than the decline in interest expense. When comparing 2015 to 2014, interest income increased $571 thousand while interest expense decreased $901 thousand. When comparing 2014 to 2013, interest income decreased $3.1 million while interest expense decreased $2.2 million.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.43% for 2015 and 2014 which remained unchanged primarily due to lower balances and rates paid on certificate of deposits and other time deposits, the higher balance and yield on taxable investment securities and an increase on average interest earning assets. The net interest margin decreased 5 basis points in 2014 when compared to 2013 mainly due to the decline in the average balance of loans along with the decrease in rates. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.31% for 2015, 3.30% for 2014 and 3.31% for 2013.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2015, 2014, and 2013.

	2015			2014			2013
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	/Rate
Earning assets
Loans (2) (3)	$748,101	$35,201	4.71%	$707,381	$35,225	4.98%	$768,516	$39,152	5.09%
Investment securities:
Taxable	231,960	3,602	1.55	198,207	2,957	1.49	138,701	2,072	1.49
Tax-exempt	328	15	4.54	432	18	4.20	540	26	4.84
Federal funds sold	2,991	3	0.10	1,883	1	0.06	3,850	4	0.10
Interest-bearing deposits	53,459	130	0.24	86,995	179	0.21	94,704	200	0.21
Total earning assets	1,036,839	38,951	3.76%	994,898	38,380	3.86%	1,006,311	41,454	4.12%
Cash and due from banks	18,497			22,973			22,603
Other assets	58,502			64,200			67,724
Allowance for credit losses	(8,172)			(9,449)			(15,511)
Total assets	$1,105,666			$1,072,622			$1,081,127

Interest-bearing liabilities
Demand deposits	$180,810	229	0.13%	$177,828	247	0.14%	$171,244	266	0.16%
Money market and savings deposits (4)	243,731	336	0.14	225,616	275	0.12	221,808	1,086	0.49
Certificates of deposit, $100,000 or more	149,181	1,382	0.93	170,252	1,881	1.10	202,053	2,580	1.28
Other time deposits	164,239	1,384	0.84	180,848	1,826	1.01	195,045	2,516	1.29
Interest-bearing deposits	737,961	3,331	0.45	754,544	4,229	0.56	790,150	6,448	0.82
Short-term borrowings	6,226	15	0.24	8,061	18	0.22	10,980	27	0.24
Long-term debt	-	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	744,187	3,346	0.45%	762,605	4,247	0.56%	801,130	6,475	0.81%

Noninterest-bearing deposits	211,171			178,002			160,182
Other liabilities	6,132			6,921			8,370
Stockholders’ equity	144,176			125,094			111,445
Total liabilities and stockholders’ equity	$1,105,666			$1,072,622			$1,081,127

Net interest spread		$35,605	3.31%		$34,133	3.30%		$34,979	3.31%
Net interest margin			3.43%			3.43%			3.48%

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $80 thousand in 2015, $91 thousand in 2014 and $103 thousand in 2013.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

(4) In 2013, interest on money market and savings deposits includes an adjustment to expense related to interest rate caps and the hedged deposits from the Promontory Insured Network Deposits Program associated with them. This adjustment increased interest expense by $695 thousand for 2013. The interest rate caps were terminated in June of 2013.

On a tax-equivalent basis, total interest income was $39.0 million for 2015 compared to $38.4 million for 2014. The increase in interest income for 2015 compared to 2014 was primarily due to the increase in the average balance and yield on taxable investment securities. Interest income on taxable securities increased $645 thousand or 21.8% in 2015 compared to 2014 due to an increase in the average balance of $33.8 million as well as an increase in the average rate of 6 basis points. These increases were due to the redeployment of lower yielding interest bearing deposits. For 2015 compared to 2014, average loans increased $40.7 million and the yield earned on loans decreased 27 basis points. As a result of these counterbalancing changes, interest income on loans remained relatively unchanged between 2015 and 2014. Excluding average nonaccrual loans, the yield on loans would have been 4.97%, 5.07% and 5.30% for 2015, 2014, and 2013, respectively.

On a tax equivalent basis, total interest income was $38.4 million for 2014 compared to $41.5 million for 2013. The decrease in 2014 compared to 2013 was due to a decrease in average balance and yield earned on loans due to weak loan demand despite a low rate environment. The decrease in interest income on loans was partially offset by an increase in the average balance of taxable investment securities resulting from the investment proceeds from the Company’s common stock offering in the second quarter of 2014.

As a percentage of total average earning assets, loans, investment securities, federal funds sold and interest-bearing deposits were 72.2%, 22.4%, 0.3% and 5.1%, respectively, for 2015 which reflected an increase in higher-yielding earning assets when compared to 2014. The comparable percentages for 2014 were 71.1%, 20.0%, 0.2%, and 8.7%, respectively, and for 2013 were 76.4%, 13.8%, 0.4% and 9.4%, respectively. When comparing 2015 to 2014, the overall increase in average balances of earning assets produced $2.4 million more in interest income and the decrease in yields on earning assets produced $1.8 million less in interest income, as seen in the Rate/Volume Variance Analysis below. When comparing 2014 to 2013, the overall decrease in average balances of earning assets produced $2.2 million less in interest income and the decrease in yields on earning assets produced $844 thousand less in interest income, as seen in the Rate/Volume Variance Analysis below.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2015	2014	2013	2012	2011
Loans	72.2%	71.1%	76.0%	74.2%	81.7%
Loans held for sale	-	-	0.4	-	-
Investment securities	22.4	20.0	13.8	12.5	10.6
Federal funds sold	0.3	0.2	0.4	0.9	2.2
Interest-bearing deposits with other banks	5.1	8.7	9.4	12.4	5.5
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest expense was $3.3 million for 2015 compared to $4.2 million for 2014. The decline in interest expense for 2015 was primarily due to lower expense on certificates of deposit and other time deposits. Interest expense on certificates of deposit and other time deposits declined $941 thousand in 2015 when compared to 2014, the result of a decrease of $37.7 million in average balances and a decline of 18 basis points on rates paid on these deposits. The decrease in average certificates of deposit and other time deposits reflected a decrease in the Company’s liquidity needs and the lower rates reflected current market conditions. The decrease in average certificates of deposit and other time deposits was mostly transitioned to non-interest bearing and money market and savings deposits which reflected average increases of $33.2 million and $18.1 million, respectively.

Interest expense was $4.2 million for 2014 compared to $6.5 million for 2013. The decline in interest expense for 2014 relative to 2013 was primarily due to lower expense on money market and savings deposits certificates of deposit and other time deposits. Interest expense on money market and savings deposits declined $811 thousand in 2014 when compared to 2013, even with an increase of $3.8 million in average balances, due to a decrease of 37 basis points on rates paid on these deposits. The increase in balances of money market and savings deposits was primarily due to the decline in certificates of deposit and other time deposits, and the lower rates on all interest bearing liabilities were primarily due to current market conditions which reflects depositors finding more value in liquidity as non-interest bearing deposits also increased $17.8 million. Interest expense on certificates of deposit and other time deposits declined $1.4 million when compared to 2013 due to a decrease of $46 million in average certificates of deposit and other time deposits and a decrease of 46 basis points on rates paid on these deposits.

During 2015, lower rates on interest-bearing liabilities produced $545 thousand less in interest expense and decreased volume produced $354 thousand less in interest expense, as shown in the table below. In 2014, lower rates on interest-bearing liabilities produced $1.7 million less in interest expense and decreased volume produced $518 thousand less in interest expense.

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

	2015 over (under) 2014			2014 over (under) 2013
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans and loans held for sale	$(24)	$(1,979)	$1,955	$(3,927)	$(839)	$(3,088)
Taxable investment securities	645	112	533	885	-	885
Tax-exempt investment securities	(3)	1	(4)	(8)	(3)	(5)
Federal funds sold	2	1	1	(3)	(2)	(1)
Interest-bearing deposits	(49)	29	(78)	(21)	-	(21)
Total interest income	571	(1,836)	2,407	(3,074)	(844)	(2,230)

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	(18)	(21)	3	(19)	(31)	12
Money market and savings deposits	61	33	28	(812)	(831)	19
Time deposits	(941)	(563)	(378)	(1,389)	(847)	(542)
Short-term borrowings	(3)	3	(6)	(9)	(2)	(7)
Long-term debt	-	-	-	-	-	-
Total interest expense	(901)	(548)	(353)	(2,229)	(1,711)	(518)
Net interest income	$1,472	$(1,288)	$2,760	$(845)	$867	$(1,712)

Noninterest Income

Noninterest income decreased $1.4 million, or 8.1%, in 2015 when compared to 2014 and decreased $678 thousand, or 3.9%, in 2014 when compared to 2013. The decrease in noninterest income in 2015 when compared to 2014 was primarily due to the loss of wholesale insurance commissions and fees of $2.0 million from the formerly owned Tri-State General Insurance Agency (“Tri-State”) which was sold late in the second quarter of 2014 for a gain of $114 thousand. Excluding Tri-State, noninterest income increased $777 thousand over 2014 with increases in retail insurance commissions of $504 thousand and service charges on deposit accounts of $460 thousand due to an initiative to raise bank fees, offset by a decrease in trust and investment fee income of $233 thousand.

The decrease in noninterest income in 2014 when compared to 2013 was mainly due to the loss of wholesale insurance commissions and fees of $1.9 million from Tri-State and a gain on investment securities of $913 thousand in 2013. Partially offsetting the decreases were increases in retail commissions of $493 thousand, the gain on sale of Tri-State of $114 thousand and increased trust and fee income of $247 thousand. In addition, during 2013, the Company incurred a loss of $1.3 million related to the termination of a cash flow hedge. As a result of the termination in 2013, no loss was incurred in 2014.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2015/14		2014/13
(Dollars in thousands)	2015	2014	2013	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$2,867	$2,407	$2,371	$460	19.1%	$36	1.5%
Trust and investment fee income	1,627	1,860	1,613	(233)	(12.5)	247	15.3
Gains on sales of investment securities	-	23	913	(23)	(100.0)	(890)	(97.5)
Insurance agency commissions income	8,274	9,525	10,647	(1,251)	(13.1)	(1,122)	(10.5)
Loss on termination of cash flow hedge	-	-	(1,306)	-	-	1,306	100.0
Other noninterest income	2,648	2,966	3,221	(318)	(10.7)	(255)	(7.9)
Total	$15,416	$16,781	$17,459	$(1,365)	(8.1)	$(678)	(3.9)

Noninterest Expense

Noninterest expense decreased $2.0 million, or 5.1%, in 2015 when compared to 2014 and decreased $1.3 million, or 3.3%, in 2014 when compared to 2013. The decrease in noninterest expense in 2015 when compared to 2014 was largely due to the sale of Tri-State which resulted in the decrease of $1.9 million of expenses, most significantly insurance agency commissions. In addition, decreased expenses were due to lower write-downs on other real estate property owned, lower FDIC insurance premium expense due to the upgrade of The Talbot Bank in the second quarter of 2015, decreased salary and employee benefits and lower cost associated with credit costs, partially offset by increases in data processing and legal and professional fees.

The decrease in noninterest expense in 2014 when compared to 2013 was primarily due to lower write-downs of other real estate owned of $660 thousand and decreased insurance agency commission expense of $892 thousand, which were partially offset by increases in salary and wage expense of $254 thousand, data processing of $106 thousand, legal and professional fees of $233 thousand and directors’ fees of $120 thousand.

We had 283 full-time equivalent employees at December 31, 2015, 292 full-time equivalent employees at December 31, 2014 and 312 full-time equivalent employees at December 31, 2013.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2015/14		2014/13
(Dollars in thousands)	2015	2014	2013	Amount	Percent	Amount	Percent
Salaries and wages	$17,540	$17,600	$17,346	$(60)	(0.3)%	$254	1.5%
Employee benefits	3,905	4,092	4,094	(187)	(4.6)	(2)	(0.0)
Occupancy expense	2,420	2,339	2,344	81	3.5	(5)	(0.2)
Furniture and equipment expense	926	975	1,020	(49)	(5.0)	(45)	(4.4)
Data processing	3,260	3,006	2,900	254	8.4	106	3.7
Directors’ fees	470	474	354	(4)	(0.8)	120	33.9
Amortization of intangible assets	133	201	296	(68)	(33.8)	(95)	(32.1)
Insurance agency commissions expense	-	906	1,798	(906)	(100.0)	(892)	(49.6)
FDIC insurance premium expense	1,214	1,636	1,813	(422)	(25.8)	(177)	(9.8)
Write-downs of other real estate owned	127	658	1,318	(531)	(80.7)	(660)	(50.1)
Legal and professional fees	2,380	2,048	1,539	332	16.2	509	33.1
Other noninterest expenses	4,975	5,426	5,864	(451)	(8.3)	(438)	(7.5)
Total	$37,350	$39,361	$40,686	$(2,011)	(5.1)	$(1,325)	(3.3)

Income Taxes

The Company reported an income tax expense of $4.4 million for 2015, compared to an income tax expense of $3.1 million for 2014 and an income tax benefit of $6.5 million for 2013. The effective tax rate was 38.2% for 2015, 37.7% for 2014 and 40.3% for 2013. In 2015 and 2014, the Company was able to utilize a portion of their Federal and State Net Operating Loss (NOL) carryforwards which reduced income taxes payable for the year. The Company believes it will be able to continue utilizing its NOL’s without the need for a valuation allowance. See the discussion in Note 15, Income Taxes, in the Notes to Consolidated Financial Statements for additional information on the evaluation of the Company’s NOL’s.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks and federal funds sold decreased $13.3 million from $72.0 million at December 31, 2014 to $58.7 million at December 31, 2015. Average interest-bearing deposits with other banks and federal funds sold decreased $32.4 million in 2015 and decreased $9.7 million in 2014. The decline in both the 2015 and 2014 period-end and average balances for these assets reflected a reduction in excess liquidity.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2015 and 2014, 98% of the portfolio was classified as available for sale and 2% as held to maturity. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. We do not typically invest in structured notes or other derivative securities. Total investment securities decreased $24.4 million from $240.7 million at December 31, 2014 to $216.4 million at December 31, 2015. Average investment securities increased $33.6 million in 2015, less than the $59.4 million increase in 2014 from 2013 due to proceeds from the second quarter of 2014 capital raise which were primarily invested in available for sale investment securities.

Investment securities available for sale were $212.2 million at the end of 2015 and $236.1 million at the end of 2014. Investment activity for 2015 included purchases of $32.1 million in mortgage-backed securities and $14.0 million in purchases of U.S. Government agencies, while investment activity for 2014 included purchases of $96.1 million in mortgage-backed securities and $36.9 million in purchases of U.S. Government agencies. At year-end 2015, 25.2% of the securities in the portfolio were U.S. Government agencies and 72.5% of the securities were mortgage-backed securities, compared to 31.7% and 65.8%, respectively, at year-end 2014, reflecting a shift in the composition of the portfolio to mortgage-backed securities which provide higher yields. As seen in the table below, 18% of the available-for-sale portfolio will mature in over one through five years and 70% will mature in over ten years based on contractual maturities. The comparable amounts for 2014 were 32% and 63%, respectively. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity totaled $4.2 million at December 31, 2015. The comparable amount was $4.6 million at December 31, 2014.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2015.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and Government agencies	$14,703	0.75%	$37,044	1.10%	$274	4.34%	$2,587	1.73%
Mortgage-backed	-	-	48	4.42	10,996	1.56	145,872	2.00
Total available for sale	$14,703	0.75	$37,092	1.11	$11,270	1.63	$148,459	2.00

Held to maturity:
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$2,574	2.10%
States and political subdivisions[1]	-	-	711	4.60	403	5.00	503	5.38
Total held to maturity	$-	-	$711	4.60	$403	5.00	$3,077	2.64

1Yields have been adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34.0%.

Loans

The loan portfolio is the primary source of our income. Loans totaled $795.1 million at December 31, 2015, an increase of $84.4 million, or 11.9%, from 2014. Loans significantly increased for 2015 when compared to 2014 primarily due to a resurgence in both the residential and commercial lending markets in the Delmarva region. Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in loans was comprised of increases in residential real estate loans of $33.7 million, or 12.3%, commercial real estate loans of $24.5 million, or 8.0%, construction loans of $16.5 million, or 23.8% and commercial loans, which include financial and agricultural loans, of $12.2 million, or 23.2%. Consumer loans, which consist of a small percentage of the overall loan portfolio, decreased $2.5 million, or 25.9%, from the end of 2015 to the end of 2014.

At December 31, 2015, the real estate loan portfolio was comprised of 10.8% construction, 38.6% residential real estate and 41.5% commercial real estate. That compares to 9.7%, 38.5% and 43.0%, respectively, at December 31, 2014. Commercial and consumer loans were 8.2% and 0.9%, respectively, of the portfolio at December 31, 2015 and 7.4% and 1.4%, respectively, at December 31, 2014. At December 31, 2015, 74.4% of the loan portfolio had fixed interest rates and 25.6% had adjustable interest rates, compared to 71.3% and 28.7%, respectively, at December 31, 2014. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 3, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2015 and 2014, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
Construction	$85,632	10.8%	$69,157	9.7%	$64,591	9.1%	$108,051	13.8%	$119,883	14.3%
Residential real estate	307,063	38.6	273,336	38.5	274,857	38.6	288,011	36.7	321,604	38.2
Commercial real estate	330,253	41.5	305,788	43.0	304,605	42.8	314,941	40.1	315,439	37.5
Commercial	64,911	8.2	52,671	7.4	57,195	8.0	60,786	7.7	69,485	8.3
Consumer	7,255	0.9	9,794	1.4	10,671	1.5	13,293	1.7	14,639	1.7
Total	$795,114	100%	$710,746	100%	$711,919	100%	$785,082	100%	$841,050	100%

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2015.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five years	Total
Construction	$51,656	$31,502	$2,474	$85,632
Residential real estate	44,203	130,254	132,606	307,063
Commercial real estate	40,061	218,243	71,949	330,253
Commercial	25,102	32,939	6,870	64,911
Consumer	3,448	3,115	692	7,255
Total	$164,470	$416,053	$214,591	$795,114
Rate terms:
Fixed-interest rate loans	$106,160	$382,472	$103,134	$591,766
Adjustable-interest rate loans	58,310	33,581	111,457	203,348
Total	$164,470	$416,053	$214,591	$795,114

Liabilities

Deposits

We use deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $949.0 million at December 31, 2014 to $975.5 million at December 31, 2015. The increase in deposits was mainly due to an increase in noninterest-bearing deposits of $35.9 million as well as an increase in interest-bearing transaction accounts of $16.1 million, partially offset by a decline in certificates of deposit and other time deposits of $25.5 million. The increases in noninterest-bearing and interest-bearing transaction accounts reflected continuing growth in our customer base and a shift from certificates of deposit and other time deposits providing lower yields than in 2014. Average deposits increased $16.6 million, or 1.8%, in 2015, compared to a 1.9% decrease in 2014. Average certificates of deposit and other time deposits decreased $37.7 million, or 10.7%, for the same reasons as the decline in the period-end amounts. Partially offsetting this decrease, average money market and savings deposits, noninterest-bearing and interest-bearing demand deposits increased in aggregate $54.4 million, or 9.4%, during 2015. Deposits provided funding for approximately 91.5%, 93.7% and 94.4% of average earning assets for 2015, 2014 and 2013, respectively.

Average deposits declined for 2014 primarily in certificates of deposit and other time deposits which decreased $46 million, or 11.6%, partially offset by increases in noninterest bearing accounts of $17.8 million, or 11.1%, money market and savings deposits of $3.8 million, or 1.7% and interest-bearing transaction accounts of $6.6 million, or 3.8%. Similar to the trend in 2015, deposits in 2014 shifted from certificates of deposit and other time deposits bearing low interest rates to deposit accounts which provide more liquidity.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2015		2014		2013
Noninterest-bearing demand	$211,171	22.2%	$178,002	19.1%	$160,182	16.9%
Interest-bearing deposits
Demand	180,810	19.1	177,828	19.1	171,244	18.0
Money market and savings	243,731	25.7	225,616	24.2	221,808	23.3
Certificates of deposit, $100,000 or more	149,181	15.7	170,252	18.2	202,053	21.3
Other time deposits	164,239	17.3	180,848	19.4	195,045	20.5
Total	$949,132	100.0%	$932,546	100.0%	$950,332	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2015.

(Dollars in thousands)
Three months or less	$3,766
Over three through 6 months	2,337
Over 6 through 12 months	10,656
Over 12 months	12,379
Total	$29,138

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2015 and 2014, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $1.8 million, or 22.8%, in 2015, while the average balance decreased $2.9 million, or 26.6%, in 2014. There was not a substantial need for short-term borrowings to supplement deposits as a funding source during 2015 and 2014.

The following table sets forth our position with respect to short-term borrowings.

	2015		2014		2013
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$6,226	0.24%	$8,061	0.22%	$10,980	0.24%
Outstanding at year end	6,672	0.23	4,808	0.23	10,140	0.23
Maximum outstanding at any month end	10,423	-	10,836	-	12,662	-

Long-Term Debt

We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where liquidity from deposit growth is not sufficient. The Company had no long-term debt at the end of 2015 and 2014.

Capital Resources Management

Total stockholders’ equity for the Company was $147.0 million at December 31, 2015, compared to $140.5 million at December 31, 2014. The increase in stockholders’ equity in 2015 was primarily due to net earnings for the year.

In 2015, the Board of Directors of the Company voted to re-stablish the quarterly cash dividends on common stock pending the approval of the FRB. Dividends were paid to common stock holders on August 31, 2015 and November 30, 2015 of $0.02 per share. For both 2015 and 2014, the Company continued to maintain capital at levels in excess of the risk-based capital guidelines adopted by the federal banking agencies, as seen in the table below.

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

We record unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2015, the portion of the investment portfolio designated as “available for sale” had net unrealized holding (losses), net of tax, of ($71) thousand compared to net unrealized holding gains, net of tax, of $316 thousand at December 31, 2014. There were no net unrealized holding gains or losses on cash flow hedging activities at the end of 2015 and 2014.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31, 2015, 2014 and 2013.

(Dollars in thousands)	2015	2014	2013	Minimum Regulatory Requirements
Common equity Tier 1 capital	$126,024	n/a	n/a
Tier 1 capital	126,024	$112,511	$72,370
Tier 2 capital	8,619	7,999	8,971
Total risk-based capital	134,643	120,510	81,341
Net risk-weighted assets	807,807	736,763	717,129
Adjusted average total assets	1,116,692	1,075,674	1,028,957
Risk-based capital ratios:
Common equity Tier 1	15.60%	n/a	n/a	4.5%
Tier 1	15.60	15.27%	10.09%	6.0
Total capital	16.67	16.36	11.34	8.0
Tier 1 leverage ratio	11.29	10.46	7.03	4.0

See Note 17 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Banks.

In July 2013, U.S. federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules were effective for the Company on January 1, 2015 and will be fully phased in on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% (increased from 4.0%), plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0% (unchanged from current rules), plus the capital conservation buffer and (iv) a minimum leverage ratio of 4% (unchanged from current rules), calculated as the ratio of Tier 1 capital to average assets. The Basel III Capital Rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

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

Because most of our loans are secured by real estate, the lack of a meaningful upturn in real estate related activities in our local real estate market and construction industry and slow improvement in general economic conditions had a material adverse effect on the performance of our loan portfolio and the value of the collateral securing that portfolio between 2009 and 2013. Factors impeding our loan performance and overall financial performance included our levels of loan charge-offs and provisions for credit losses. However, we believe that the proactive measures we took in 2011, 2012 and 2013 to critically review our loan portfolio, take the necessary charge-offs, provide prudent reserves and engage in difficult but timely asset sales allowed us to focus on loan growth and improved earnings beginning in 2014.

As seen in the table below, the provision for credit losses was $2.1 million for 2015, $3.4 million for 2014 and $27.8 million for 2013. The decrease in the level of provision for credit losses in 2015 was primarily due to a reduction in charge-offs as the result of the improved local economy compared to 2014. Net loan charge-offs totaled $1.5 million in 2015, $6.4 million in 2014 and $33.1 million in 2013. Real estate loans were 83%, 65% and 98% of total loans charged off during 2015, 2014 and 2013, respectively.

The allowance for credit losses was $8.3 million, or 1.11% of average outstanding loans at December 31, 2015, compared to an allowance of $7.7 million, or 1.09% of average outstanding loans at December 31, 2014. The higher allowance at the end of 2015 when compared to the end of 2014 was the result of significant growth in the loan portfolio. At December 31, 2013, the allowance for credit losses was $10.7 million, or 1.40% of average outstanding loans. The ratio of net charge-offs to average loans was 0.19% in 2015, 0.90% in 2014 and 4.32% in 2013.

The overall credit quality improved in 2015 compared to 2014 primarily due to continued workout efforts on outstanding problem loans many of which were TDRs and nonperforming assets. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2015	2014	2013	2012	2011

Balance, beginning of year	$7,695	$10,725	$15,991	$14,288	$14,227

Loans charged off
Construction	(1,058)	(725)	(20,695)	(7,826)	(4,236)
Residential real estate	(283)	(2,407)	(7,163)	(9,838)	(7,693)
Commercial real estate	(920)	(1,648)	(6,162)	(2,954)	(5,037)
Commercial	(396)	(2,389)	(665)	(5,451)	(3,388)
Consumer	(67)	(163)	(113)	(576)	(202)
Total	(2,724)	(7,332)	(34,798)	(26,645)	(20,556)
Recoveries
Construction	125	149	161	6	49
Residential real estate	398	376	545	102	120
Commercial real estate	379	58	161	166	361
Commercial	319	341	839	304	549
Consumer	49	28	42	25	68
Total	1,270	952	1,748	603	1,147

Net loans charged off	(1,454)	(6,380)	(33,050)	(26,042)	(19,409)
Provision for credit losses	2,075	3,350	27,784	27,745	19,470
Balance, end of year	$8,316	$7,695	$10,725	$15,991	$14,288

Average loans outstanding	$748,101	$707,381	$768,516	$814,167	$873,155

Percentage of net charge-offs to average loans outstanding during the year	0.19%	0.90%	4.30%	3.20%	2.22%
Percentage of allowance for credit losses at year end to average loans	1.11%	1.09%	1.40%	1.96%	1.64%

During 2015, there was no significant change in the processes or assumptions affecting the allowance methodology. Included in the balance of the allowance for credit losses were specific reserves of $1.4 million and $1.3 million primarily for real estate loans at the end of 2015 and 2014, respectively. As seen in the table below, the unallocated portion of the allowance for credit losses has historically been a fairly small amount of the total allowance.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$1,646	10.8%	$1,303	9.7%	$1,960	9.1%	$4,387	13.8%	$3,745	14.3%
Residential real estate	2,181	38.6	2,834	38.5	3,854	38.6	5,194	36.7	5,014	38.2
Commercial real estate	2,999	41.5	2,379	43.0	3,029	42.8	4,134	40.1	3,415	37.5
Commercial	558	8.2	448	7.4	1,266	8.0	1,682	7.7	1,498	8.3
Consumer	156	0.9	229	1.4	243	1.5	407	1.7	594	1.7
Unallocated	776	-	502	-	373	-	187	-	22	-
Total	$8,316	100.0%	$7,695	100.0%	$10,725	100.0%	$15,991	100.0%	$14,288	100.0%

At December 31, 2015, nonperforming assets, excluding nonaccrual loans held for sale, were $16.4 million, a decrease of $892 thousand, or 5.2%, when compared to December 31, 2014. Similarly, accruing TDRs were $15.5 million at December 31, 2015, a decrease of $1.2 million, or 7.1%, when compared to December 31, 2014. At December 31, 2015, the ratio of nonaccrual loans, excluding nonaccrual loans held for sale, to total assets was 1.07%, improving from 1.22% at December 31, 2014. Likewise, the ratio of accruing TDRs to total assets at December 31, 2015 was 1.37%, decreasing from 1.52% at December 31, 2014. When comparing December 31, 2015 to December 31, 2014, the positive trend in nonperforming assets and TDRs, as well as the corresponding asset quality ratios, was due to continued work-out efforts and loan charge-offs.

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

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2015	2014	2013	2012	2011
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale (“hfs”)
Construction	$7,529	$6,046	$3,949	$9,694	$15,555
Residential real estate	2,259	4,035	5,166	11,532	20,106
Commercial real estate	2,022	3,121	4,671	14,567	14,012
Commercial	161	141	792	594	1,669
Consumer	122	123	48	87	28
Total nonaccrual loans excluding nonaccrual loans hfs	12,093	13,466	14,626	36,474	51,370

Loans 90 days or more past due and still accruing
Construction	-	-	-	-	325
Residential real estate	-	83	20	290	2,331
Commercial real estate	-	-	-	165	-
Commercial	-	-	250	-	66
Consumer	7	4	-	5	1
Total loans 90 days or more past due and still accruing	7	87	270	460	2,723
Other real estate owned	4,252	3,691	3,779	7,659	9,385
Total nonperforming assets excluding nonaccrual loans hfs	16,352	17,245	18,675	44,593	63,478
Nonaccrual loans hfs	-	-	3,521	-	-
Total nonperforming assets including nonaccrual loans hfs	$16,352	$17,245	$22,196	$44,593	$63,478

Accruing TDRs
Construction	$4,069	$4,022	$1,620	$27,335	$11,781
Residential real estate	5,686	6,368	14,582	7,017	3,792
Commercial real estate	5,740	6,237	9,791	17,880	9,566
Commercial	-	47	95	121	69
Consumer	-	-	-	-	-
Total accruing TDRs	$15,495	$16,674	$26,088	$52,353	$25,208

As a percent of total loans:
Nonaccrual loans excluding nonaccrual loans hfs	1.52%	1.89%	2.05%	4.65%	6.11%
Accruing TDRs	1.95%	2.35%	3.66%	6.67%	3.00%
Nonaccrual loans and accruing TDRs excluding nonaccrual loans hfs	3.47%	4.24%	5.71%	11.32%	9.11%

As a percent of total loans and other real estate owned:
Nonperforming assets excluding nonaccrual loans hfs	2.05%	2.41%	2.61%	5.63%	7.46%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	3.98%	4.75%	6.25%	12.23%	10.43%

As a percent of total assets:
Nonaccrual loans excluding nonaccrual loans hfs	1.07%	1.22%	1.39%	3.08%	4.44%
Nonaccrual loans including nonaccrual loans hfs	1.07%	1.22%	1.72%	3.08%	4.44%
Nonperforming assets excluding nonaccrual loans hfs	1.44%	1.57%	1.77%	3.76%	5.48%
Nonperforming assets including nonaccrual loans hfs	1.44%	1.57%	2.11%	3.76%	5.48%
Accruing TDRs	1.37%	1.52%	2.47%	4.41%	2.18%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	2.81%	3.08%	4.25%	8.18%	7.66%
Nonperforming assets and accruing TDRs including nonaccrual loans hfs	2.81%	3.08%	4.58%	8.18%	7.66%

Market Risk Management and Interest Sensitivity

The Company's net income is largely dependent on its net interest income.  Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets.  When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

The Company’s interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets, and (2) to minimize fluctuations in net interest margin as a percentage of interest-earning assets.  Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.

The Company’s Board of Directors has established a comprehensive asset liability management policy, which is administered by management’s Asset Liability Management Committee’s (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in the yield curve of U.S. Treasury interest rates for maturities from one day to thirty years. The Company evaluates the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by outsourcing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain money market deposit accounts are assumed to reprice at 50% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Company’s net interest margin.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

The Company presents a current base case and several alternative simulations at least once a quarter and reports the analysis to the Board of Directors.  In addition, more frequent forecasts could be produced when interest rates are particularly uncertain or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for six alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/- 100, 200, and 300 basis points (“bp”), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

During 2015 the Company changed its outsourced vendors for interest rate risk modeling. This change in vendors resulted in changes in assumptions and approaches in estimating interest rate risk. The Company augments its quarterly interest rate shock analysis with alternative external rate scenarios on a quarterly basis. These alternative interest rate scenarios may include non-parallel rate ramps and non-parallel yield curve twists.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp
Policy Limit	20.00%		20.00%		10.00%		-10.00%		-20.00%		-20.00%
December 31, 2015	6.1%		4.3%		2.7%		(5.5%)		(10.2%)		N/A
December 31, 2014	2.4%		1.9%		0.9%		(4.6%)		(13.3%)		N/A

Based on our net interest income simulation as of December 31, 2015, net interest income is expected to increase as interest rates rise and are well within the policy limits adopted by the Company. This is due in part to our strategy to maintain short investment portfolio durations. In addition, rising interest rates would drive higher rates on loans. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2015 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2014. The increase in sensitivity was partially due to changes in our balance sheet mix, including increases in federal funds sold, floating rate commercial loans, and a shift from certificates of deposit and other time deposits to noninterest bearing deposits which drove down the Company’s cost of funds and interest expense.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities.  The difference between these discounted values of the assets and liabilities is the economic value of equity (“EVE”), which, in theory, approximates the fair value of the Company’s net assets.

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+ 300	bp	+ 200	bp	+ 100	bp	- 100	bp	- 200	bp	-300	bp
Policy Limit	15.00%		15.00%		10.00%		-20.00%		-35.00%		N/A
December 31, 2015	1.4%		1.2%		0.3%		(12.3)%		(26.5)%		N/A
December 31, 2014	20.7%		14.8%		7.4%		(0.6%)		3.6%		N/A

Based on our economic value of portfolio equity (“EVE”) simulation as of December 31, 2015, equity is expected to increase as interest rates rise and will decline as interest rates decrease. The results of the simulation are well within the policy limits adopted by the Company. The decrease in the EVE at risk from December 31, 2014 to December 31, 2015 primarily resulted from the variations in assumptions between the outsourced vendors. In addition, changes in the shape of the yield curve caused by the December 2015 Fed Funds interest rate increase, as well as strong loan growth for both Banks partially funded by the short duration of investment securities resulted in the decrease in the change in EVE.

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $13 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash. The Banks are also members of the FHLB, which provides another source of liquidity, and had credit availability of approximately $130.2 million from the FHLB as of December 31, 2015.

At December 31, 2015, our loan to deposit ratio was approximately 81.5%, higher than the 74.9% at year-end 2014. Investment securities available for sale totaling $212.2 million at the end of 2015 were available for the management of liquidity and interest rate risk. The comparable amount was $236.1 million at December 31, 2014. Cash and cash equivalents were $73.8 million at December 31, 2015, a decline of $22.4 million, or 23.3%, compared to the $96.2 million at year-end 2014, which reflects management’s efforts to reduce excess liquidity by funding loan growth. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2015.

(Dollars in thousands)	Within one year	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity	$685,669	$-	$-	$-	$685,669
Time Deposits	163,220	86,719	39,803	52	289,794
Operating leases	547	816	630	1,021	3,014
Purchase obligations	3,390	4,805	1,680	1,469	11,344
Total	$852,826	$92,340	$42,113	$2,542	$989,821

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. Stegman & Company, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 11, 2016

/s/ Lloyd L. Beatty, Jr.	/s/ George S. Rapp
Lloyd L. Beatty, Jr.	George S. Rapp
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the “Company”) as of December 31, 2015 and 2014, and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).

Baltimore, Maryland

March 11, 2016

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share data)	2015	2014
ASSETS
Cash and due from banks	$15,080	$24,211
Interest-bearing deposits with other banks	54,223	68,460
Federal funds sold	4,508	3,552
Cash and cash equivalents	73,811	96,223
Investment securities:
Available for sale, at fair value	212,165	236,108
Held to maturity, at amortized cost – fair value of $4,243 (2015) and $4,694 (2014)	4,191	4,630

Loans	795,114	710,746
Less: allowance for credit losses	(8,316)	(7,695)
Loans, net	786,798	703,051

Premises and equipment, net	16,864	16,275
Goodwill	11,931	11,931
Other intangible assets, net	1,211	1,331
Other real estate owned, net	4,252	3,691
Other assets	23,920	27,162

Total assets	$1,135,143	$1,100,402

LIABILITIES
Deposits:
Noninterest-bearing	$229,686	$193,814
Interest-bearing	745,778	755,190
Total deposits	975,464	949,004

Short-term borrowings	6,672	4,808
Other liabilities	6,040	6,121

Total liabilities	988,176	959,933

STOCKHOLDERS’ EQUITY
Common stock, par value $.01, authorized 35,000,000 shares; shares issued and outstanding–12,631,160 (2015) and 12,618,513 (2014)	126	126
Additional paid in capital	63,815	63,532
Retained earnings	83,097	76,495
Accumulated other comprehensive (loss) income	(71)	316

Total stockholders’ equity	146,967	140,469

Total liabilities and stockholders’ equity	$1,135,143	$1,100,402

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(Dollars in thousands, except per share data)	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$35,126	$35,140	$39,058
Interest and dividends on investment securities:
Taxable	3,602	2,957	2,072
Tax-exempt	10	12	17
Interest on federal funds sold	3	1	4
Interest on deposits with other banks	130	179	200
Total interest income	38,871	38,289	41,351

INTEREST EXPENSE
Interest on deposits	3,331	4,229	6,448
Interest on short-term borrowings	15	18	27
Total interest expense	3,346	4,247	6,475

NET INTEREST INCOME	35,525	34,042	34,876

Provision for credit losses	2,075	3,350	27,784

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,450	30,692	7,092

NONINTEREST INCOME
Service charges on deposit accounts	2,867	2,407	2,371
Trust and investment fee income	1,627	1,860	1,613
Gains on sales of investment securities	-	23	913
Insurance agency commissions income	8,274	9,525	10,647
Loss on termination of cash flow hedge	-	-	(1,306)
Other noninterest income	2,648	2,966	3,221
Total noninterest income	15,416	16,781	17,459

NONINTEREST EXPENSE
Salaries and wages	17,540	17,600	17,346
Employee benefits	3,905	4,092	4,094
Occupancy expense	2,420	2,339	2,344
Furniture and equipment expense	926	975	1,020
Data processing	3,260	3,006	2,900
Directors’ fees	470	474	354
Amortization of other intangible assets	133	201	296
Insurance agency commissions expense	-	906	1,798
FDIC insurance premium expense	1,214	1,636	1,813
Write-downs of other real estate owned	127	658	1,318
Legal and professional fees	2,380	2,048	1,539
Other noninterest expenses	4,975	5,426	5,864
Total noninterest expense	37,350	39,361	40,686

INCOME (LOSS) BEFORE INCOME TAXES	11,516	8,112	(16,135)
Income tax expense (benefit)	4,408	3,061	(6,501)

NET INCOME (LOSS)	$7,108	$5,051	$(9,634)

Basic income (loss) per common share	$0.56	$0.46	$(1.14)
Diluted income (loss) per common share	$0.56	$0.46	$(1.14)
Cash dividends paid per common share	$0.04	$-	$-

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ending December 31,

(Dollars in thousands)	2015	2014	2013
Net income (loss)	$7,108	$5,051	$(9,634)

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(649)	1,285	(2,995)
Tax effect	262	(518)	1,209
Reclassification of gains recognized in net income (loss)	-	(23)	(913)
Tax effect	-	9	368
Net of tax amount	(387)	753	(2,331)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	-	-	681
Tax effect	-	-	(274)
Reclassification of losses recognized in net loss	-	-	1,306
Tax effect	-	-	(527)
Net of tax amount	-	-	1,186
Total other comprehensive (loss) income	(387)	753	(1,145)
Comprehensive income (loss)	$6,721	$5,804	$(10,779)

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014, and 2013

(Dollars in thousands, except per share data)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, January 1, 2013	$85	$32,155	$81,078	$708	$114,026

Net loss	-	-	(9,634)	-	(9,634)
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	(2,331)	(2,331)
Unrealized gains on cash flow hedging activities, net of reclassification adjustment, net of taxes	-	-	-	1,186	1,186

Stock-based compensation	-	52	-	-	52

Balances, December 31, 2013	85	32,207	71,444	(437)	103,299

Net income	-	-	5,051	-	5,051
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes	-	-	-	753	753

Issuance of common stock through public offering, net	41	31,238	-	-	31,279
Stock-based compensation	-	87	-	-	87

Balances, December 31, 2014	126	63,532	76,495	316	140,469

Net income	-	-	7,108	-	7,108
Unrealized losses on available-for-sale securities, net of taxes	-	-	-	(387)	(387)

Stock-based compensation	-	283	-	-	283
Cash dividends paid	-	-	(506)	-	(506)

Balances, December 31, 2015	$126	$63,815	$83,097	$(71)	$146,967

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,108	$5,051	$(9,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,075	3,350	27,784
Depreciation and amortization	2,434	2,312	2,392
Discount accretion on debt securities	(99)	(60)	(43)
Stock-based compensation expense	283	87	78
Excess tax benefit from stock-based arrangements	(3)	-	(26)
Deferred income tax expense (benefit)	3,874	2,836	(6,132)
Gains on sales of investment securities	-	(23)	(913)
Losses on disposals of premises and equipment	18	82	-
Losses on sales and write-downs of other real estate owned	171	687	1,669
Gain on sale of wholesale insurance subsidiary	-	(114)	-
Loss on termination of cash flow hedge	-	-	1,306
Net changes in:
Accrued interest receivable	205	(102)	235
Other assets	(870)	170	4,703
Accrued interest payable	(66)	(53)	(114)
Other liabilities	(15)	(1,044)	(1,458)

Net cash provided by operating activities	15,115	13,179	19,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	68,395	43,418	38,512
Proceeds from sales of investment securities available for sale	-	988	40,351
Proceeds from sales of investment securities held to maturity	-	113	-
Purchases of investment securities available for sale	(46,102)	(133,006)	(87,243)
Proceeds from maturities and principal payments of investment securities held to maturity	432	443	439
Net change in loans	(88,595)	(3,982)	12,957
Proceeds from sale of loans	-	-	20,565
Purchases of premises and equipment	(1,518)	(2,077)	(545)
Proceeds from sales of premises and equipment	-	-	4
Proceeds from sales of other real estate owned	2,040	1,697	5,325
Proceeds from sale of subsidiary	-	2,878	-
Return of investment unconsolidated subsidiary	-	-	85

Net cash (used in) provided by investing activities	(65,348)	(89,528)	30,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	35,872	21,017	18,805
Interest-bearing deposits	(9,412)	(5,482)	(134,610)
Short-term borrowings	1,864	(5,332)	(3,621)
Proceeds from issuance of common stock	-	31,279	-
Excess tax benefit from stock-based arrangements	3	-	26
Common stock dividends paid	(506)	-	-

Net cash provided by (used in) financing activities	27,821	41,482	(119,400)

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

(Dollars in thousands)	2015	2014	2013
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,412)	(34,867)	(69,103)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	96,223	131,090	200,193

CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,811	$96,223	$131,090

Supplemental cash flow information:

Interest paid	$3,413	$4,300	$6,589

Income taxes paid	$518	$243	$265

Transfers from loans to other real estate owned	$2,773	$2,295	$3,071

Transfers from loans to loans held for sale	$-	$-	$23,635

Transfers from loans held for sale to loans	$-	$3,521	$-

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015, 2014, and 2013

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

Investment Securities Available for Sale

Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent those securities which management may sell as part of its asset/liability management strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrade of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a determination that management has the intent to sell the security or will be required to sell the security before recovery of its amortized cost.

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

Loans

Loans are stated at their principal amount outstanding net of any deferred fees, premiums, discounts and costs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of homogeneous loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loans, or portions thereof, that are considered uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The criteria for charge offs are addressed in the Bank’s Collections and Workouts Policy. Per the policy, the recognition of the loss of loans or portions of loans will occur when there is a reasonable probability of loss. When the amount of loss can be readily calculated, the loss will be recognized. In cases where an amount cannot be calculated, specific reserves will be maintained. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

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

During the third quarter of 2015 and 2014, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

Other Real Estate Owned

Other real estate owned represents assets acquired in satisfaction of loans either by foreclosure or deeds taken in lieu of foreclosure. Properties acquired are recorded at fair value less estimated selling costs at the time of acquisition, establishing a new cost basis. Thereafter, costs incurred to operate or carry the properties as well as reductions in value as determined by periodic appraisals are charged to operating expense. Gains and losses resulting from the final disposition of the properties are included in noninterest income.

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

The Company recognizes accrued interest and penalties as a component of tax expense. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns ending after December 31, 2012.

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

Fair Value

The Company measures certain financial assets and liabilities at fair value. Significant financial instruments measured at fair value on a recurring basis are investment securities. Impaired loans and other real estate owned are significant financial instruments measured at fair value on a nonrecurring basis. See Note 20 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $495 thousand, $428 thousand and $848 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

Recent Accounting Standards

ASU 2014-04, “Receivables (ASC Topic 310) – Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs which is defined as when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires that the real property be recognized upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 is effective for the Company for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (“ASU”) 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Accounting Standards Codification (“ASC”) Subtopic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 the Financial Accounting Standards Board (“FASB”) issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company adopted ASU No. 2014-14 effective January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” – ASU 2014-09 amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after January 1, 2017. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of December 31, 2015, the Company has share-based payment awards that included performance targets that could be achieved after the requisite service period. The adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

ASU No. 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

NOTE 2. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2015:
U.S. Treasury	$5,078	$1	$-	$5,079
U.S. Government agencies	49,630	89	190	49,529
Residential mortgage-backed	156,939	639	662	156,916
Equity	637	4	-	641
Total	$212,284	$733	$852	$212,165

December 31, 2014:
U.S. Treasury	$5,210	$5	$-	$5,215
U.S. Government agencies	75,220	87	347	74,960
Residential mortgage-backed	154,525	1,230	452	155,303
Equity	624	6	-	630
Total	$235,579	$1,328	$799	$236,108

Held-to-maturity securities:
December 31, 2015:
U.S. Government agencies	$2,575	$-	$60	$2,515
States and political subdivisions	1,616	112	-	1,728
Total	$4,191	$112	$60	$4,243

December 31, 2014:
U.S. Government agencies	$2,791	$-	$83	$2,708
States and political subdivisions	1,839	147	-	1,986
Total	$4,630	$147	$83	$4,694

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
December 31, 2015
U.S. Government agencies	$18,981	$57	$-	$133	$18,981	$190
Residential mortgage-backed	43,881	328	21,263	334	65,144	662

Total	$62,862	$385	$21,263	$467	$84,125	$852
Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,515	$60	$2,515	$60

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
December 31, 2014
U.S. Government agencies	$41,574	$138	$6,954	$209	$48,528	$347
Residential mortgage-backed	12,933	44	26,828	408	39,761	452

Total	$54,507	$182	$33,782	$617	$88,289	$799
Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,708	$83	$2,708	$83

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2015.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$14,695	$14,703	$-	$-
Due after one year through five years	37,114	37,092	711	751
Due after five years through ten years	11,319	11,270	403	448
Due after ten years	148,519	148,459	3,077	3,044
	211,647	211,524	4,191	4,243
Equity securities	637	641	-	-
Total	$212,284	$212,165	$4,191	$4,243

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

	December 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$121,142	$121,207	$115,162	$115,458

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2015 or 2014.

Proceeds from sales of investment securities were $0, $988 thousand, and $40.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Gross gains from sales of investment securities were $0, $23 thousand and $913 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. There were no gross losses in 2015, 2014 and 2013.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Construction	$85,632	$69,157
Residential real estate	307,063	273,336
Commercial real estate	330,253	305,788
Commercial	64,911	52,671
Consumer	7,255	9,794
Total loans	795,114	710,746
Allowance for credit losses	(8,316)	(7,695)
Total loans, net	$786,798	$703,051

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility. As of December 31, 2015 and 2014, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $22.0 million and $18.7 million, respectively. During 2015 and 2014, loan additions were approximately $5.5 million and $1.8 million, respectively, and loan repayments were approximately $2.4 million and $6.2 million, respectively.

In the normal course of banking business, risks related to specific loan categories are as follows:

Construction loans – Construction loans generally finance the construction of residential real estate for builders and individuals for single family dwellings. In addition, the bank periodically finances the construction of commercial projects. Credit risk factors include the borrower’s ability to successfully complete the construction on time and within budget, changing market conditions which could affect the value and marketability of projects, changes in the borrower’s ability or willingness to repay the loan and potentially rising interest rates which can impact both the borrower’s ability to repay and the collateral value.

Residential real estate – Residential real estate loans are typically made to consumers and are secured by residential real estate. Credit risk arises from the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

Commercial real estate – Commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. These loans are subject to adverse changes in the local economy and commercial real estate markets. Credit risk associated with owner occupied properties arises from the borrower’s financial stability and the ability of the borrower and the business to repay the loan. Non-owner occupied properties carry the risk of a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies which can adversely impact cash flow.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Consumer – Consumer loans include home equity loans and lines, installment loans and personal lines of credit. Credit risk is similar to residential real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2015 and 2014.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2015
Loans individually evaluated for impairment	$11,598	$7,945	$7,762	$161	$122	$-	$27,588
Loans collectively evaluated for impairment	74,034	299,118	322,491	64,750	7,133	-	767,526
Total loans	$85,632	$307,063	$330,253	$64,911	$7,255	$-	$795,114

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$619	$435	$340	$-	$7	$-	$1,401
Loans collectively evaluated for impairment	1,027	1,746	2,659	558	149	776	6,915
Total allowance for credit losses	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2014
Loans individually evaluated for impairment	$10,067	$10,403	$9,359	$188	$124	$-	$30,141
Loans collectively evaluated for impairment	59,090	262,933	296,429	52,483	9,670	-	680,605
Total loans	$69,157	$273,336	$305,788	$52,671	$9,794	$-	$710,746

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$41	$1,099	$129	$1	$3	$-	$1,273
Loans collectively evaluated for impairment	1,262	1,735	2,250	447	226	502	6,422
Total allowance for credit losses	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2015 and 2014. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2015
Impaired nonaccrual loans:
Construction	$11,850	$4,647	$2,882	$588	$8,176	$-
Residential real estate	2,563	1,773	487	208	2,767	-
Commercial real estate	2,988	1,813	209	9	2,159	-
Commercial	175	161	-	-	126	-
Consumer	128	98	23	7	122	-
Total	17,704	8,492	3,601	812	13,350	-

Impaired accruing TDRs:
Construction	4,069	3,266	803	31	4,080	84
Residential real estate	5,686	2,380	3,306	227	6,947	312
Commercial real estate	5,740	1,702	4,038	331	5,943	254
Commercial	-	-	-	-	27	1
Consumer	-	-	-	-	-	-
Total	15,495	7,348	8,147	589	16,997	651

Total impaired loans:
Construction	15,919	7,913	3,685	619	12,256	84
Residential real estate	8,249	4,153	3,793	435	9,714	312
Commercial real estate	8,728	3,515	4,247	340	8,102	254
Commercial	175	161	-	-	153	1
Consumer	128	98	23	7	122	-
Total	$33,199	$15,840	$11,748	$1,401	$30,347	$651

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2014
Impaired nonaccrual loans:
Construction	$9,277	$6,045	$-	$-	$7,739	$-
Residential real estate	4,664	1,053	2,982	799	3,322	-
Commercial real estate	4,703	2,842	280	100	3,889	-
Commercial	1,372	136	5	1	437	-
Consumer	129	99	25	3	79	-
Total	20,145	10,175	3,292	903	15,466	-

Impaired accruing TDRs:
Construction	4,022	3,196	826	41	2,743	68
Residential real estate	6,368	668	5,700	300	15,123	372
Commercial real estate	6,237	4,774	1,463	29	6,574	254
Commercial	47	47	-	-	55	2
Consumer	-	-	-	-	-	-
Total	16,674	8,685	7,989	370	24,495	696

Total impaired loans:
Construction	13,299	9,241	826	41	10,482	68
Residential real estate	11,032	1,721	8,682	1,099	18,445	372
Commercial real estate	10,940	7,616	1,743	129	10,463	254
Commercial	1,419	183	5	1	492	2
Consumer	129	99	25	3	79	-
Total	$36,819	$18,860	$11,281	$1,273	$39,961	$696

The following tables provide a roll-forward for troubled debt restructurings as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)	1/1/15 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)		Payoffs	12/31/15 TDR Balance	Related Allowance
For the year ended 12/31/2015
Accruing TDRs
Construction	$4,022	$-	$(95)	$-		$142	$-	$4,069	$31
Residential Real Estate	6,368	1,837	(1,195)	-		(1,324)	-	5,686	227
Commercial Real Estate	6,237	-	(497)	-		-	-	5,740	331
Commercial	47	-	(6)	-		(41)	-	-	-
Consumer	-	-	-	-		-	-	-	-
Total	$16,674	$1,837	$(1,793)	$-		$(1,223)	$-	$15,495	$589

Nonaccrual TDRs
Construction	$3,321	$-	$(214)	$(1,058)		$2,911	$-	$4,960	$588
Residential Real Estate	3,382	-	(26)	-		(2,911)	-	445	141
Commercial Real Estate	346	-	(4)	(40)		(302)	-	-	-
Commercial	-	-	-	-		-	-	-	-
Consumer	25	-	(2)	-		-	-	23	7
Total	$7,074	$-	$(246)	$(1,098)		$(302)	$-	$5,428	$736

Total TDRs	$23,748	$1,837	$(2,039)	$(1,098)	$	*(1,525)	$-	$20,923	$1,325

(Dollars in thousands)	1/1/14 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	12/31/14 TDR Balance	Related Allowance
For the year ended 12/31/2014
Accruing TDRs
Construction	$1,620	$-	$(186)	$(538)	$3,396	$(270)	$4,022	$41
Residential Real Estate	14,582	-	(1,150)	(3,614)	(3,136)	(314)	6,368	300
Commercial Real Estate	9,791	-	(99)	(549)	(1,805)	(1,101)	6,237	29
Commercial	95	-	(24)	-	-	(24)	47	-
Consumer	-	-	-	-	-	-	-	-
Total	$26,088	$-	$(1,459)	$(4,701)	$(1,545)	$(1,709)	$16,674	$370

Nonaccrual TDRs
Construction	$3,561	$-	$(12)	$(235)	$7	$-	$3,321	$-
Residential Real Estate	1,884	-	(50)	(203)	1,874	(123)	3,382	724
Commercial Real Estate	842	-	(95)	(65)	(336)	-	346	100
Commercial	-	-	-	-	-	-	-	-
Consumer	26	-	(1)	-	-	-	25	3
Total	$6,313	$-	$(158)	$(503)	$1,545	$(123)	$7,074	$827

Total TDRs	$32,401	$-	$(1,617)	$(5,204)	$-	$(1,832)	$23,748	$1,197

* $1.3 million in subsequently modified TDRs were transferred from accruing TDR classification to accrual status during the third quarter of 2015, thus removing the TDR designation. In accordance with ASC 310-40-50-2 “Creditor Disclosure of Troubled Debt Restructurings,” an impaired loan that has been subsequently restructured in a troubled debt restructuring involving modification of terms need not be included in the disclosures in years after the restructuring if both of the following conditions exist: a) the subsequent restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk; and b) the loan is not impaired based on the terms specified by the restructuring agreement. During the period ended December 31, 2015, three loans totaling $1.3 million met the conditions stipulated in

ASC 310-40-50-2, and after a careful evaluation of well supported documentation by management, these loans were upgraded to accrual status.

The following tables provide information on loans that were modified and considered TDRs during 2015 and 2014.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the year ended December 31, 2015
Construction	-	$-	$-	$-
Residential real estate	10	1,835	1,837	19
Commercial real estate	1	2,262	2,347	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	11	$4,097	$4,184	$19

For the year ended December 31, 2014
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

The following tables provide information on TDRs that defaulted during 2015 and 2014. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the year ended December 31, 2015
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	2	279	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$279	$-

TDRs that subsequently defaulted:
For the year ended December 31, 2014
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	-	$-	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2015, there were no nonaccrual loans classified as special mention or doubtful and $12.1 million of nonaccrual loans were identified as substandard. The comparable amounts at December 31, 2014 were special mention $0, substandard $13.4 million and doubtful $89 thousand, respectively.

The following tables provide information on loan risk ratings as of December 31, 2015 and 2014.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2015
Construction	$70,214	$3,903	$11,515	$-	$85,632
Residential real estate	290,857	8,837	7,369	-	307,063
Commercial real estate	302,438	18,699	9,116	-	330,253
Commercial	63,628	1,075	208	-	64,911
Consumer	7,107	26	122	-	7,255
Total	$734,244	$32,540	$28,330	$-	$795,114

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2014
Construction	$52,241	$5,643	$11,273	$-	$69,157
Residential real estate	252,643	6,675	14,018	-	273,336
Commercial real estate	275,573	20,040	10,175	-	305,788
Commercial	50,583	1,885	114	89	52,671
Consumer	9,658	13	123	-	9,794
Total	$640,698	$34,256	$35,703	$89	$710,746

The following tables provide information on the aging of the loan portfolio as of December 31, 2015 and 2014.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
December 31, 2015
Construction	$78,082	$21	$-	$-	$21	$7,529	$85,632
Residential real estate	300,563	2,139	2,102	-	4,241	2,259	307,063
Commercial real estate	327,370	-	861	-	861	2,022	330,253
Commercial	64,670	49	31	-	80	161	64,911
Consumer	7,107	13	6	7	26	122	7,255
Total	$777,792	$2,222	$3,000	$7	$5,229	$12,093	$795,114
Percent of total loans	97.8%	0.3%	0.4%	-%	0.7%	1.5%	100%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Non- accrual	Total
December 31, 2014
Construction	$61,325	$1,786	$-	$-	$1,786	$6,046	$69,157
Residential real estate	263,165	3,351	2,702	83	6,136	4,035	273,336
Commercial real estate	301,695	459	513	-	972	3,121	305,788
Commercial	52,352	47	131	-	178	141	52,671
Consumer	9,619	11	37	4	52	123	9,794
Total	$688,156	$5,654	$3,383	$87	$9,124	$13,466	$710,746
Percent of total loans	96.8%	0.8%	0.5%	-%	1.3%	1.9%	100%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2015 and 2014.

Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2015
Allowance for credit losses:
Beginning balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(1,058)	(283)	(920)	(396)	(67)	-	(2,724)
Recoveries	125	398	379	319	49	-	1,270
Net charge-offs	(933)	115	(541)	(77)	(18)	-	(1,454)

Provision	1,276	(768)	1,161	187	(55)	274	2,075
Ending balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
2014
Allowance for credit losses:
Beginning balance	$1,960	$3,854	$3,029	$1,266	$243	$373	$10,725

Charge-offs	(725)	(2,407)	(1,648)	(2,389)	(163)	-	(7,332)
Recoveries	149	376	58	341	28	-	952
Net charge-offs	(576)	(2,031)	(1,590)	(2,048)	(135)	-	(6,380)

Provision	(81)	1,011	940	1,230	121	129	3,350
Ending balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $581 thousand and $54 thousand as of December 31, 2015 and 2014.

NOTE 4. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Land	$5,818	$5,818
Buildings and land improvements	15,982	13,537
Furniture and equipment	6,710	9,273
	28,510	28,628
Accumulated depreciation	(11,646)	(12,353)
Total	$16,864	$16,275

Depreciation expense totaled $912 thousand, $867 thousand and $936 thousand for 2015, 2014, and 2013, respectively.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2015, 2014, and 2013 was $650 thousand, $700 thousand and $744 thousand, respectively. Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2016	$547
2017	426
2018	390
2019	380
2020	250
Thereafter	1,021
Total minimum lease payments	$3,014

NOTE 5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Avon-Dixon Agency, LLC (“Avon-Dixon”), a wholly-owned insurance subsidiary of the Company, owns a 40% interest in a segregated portfolio of Eastern Re Ltd., SPC (“Eastern”), a specialty reinsurance company. This investment is carried at cost, adjusted for Avon-Dixon’s equity ownership in Eastern’s net income or loss. At December 31, 2015 and 2014, the carrying value of the investment in Eastern was $320 thousand and $432 thousand, respectively. During 2015 and 2014, (loss) income recognized from the investment in Eastern was ($112) thousand and $104 thousand, respectively.

During 2012, the Company terminated its mortgage brokerage activities which were conducted through a minority series investment in an unrelated Delaware limited liability company under the name “Wye Mortgage Group”. This investment was carried at cost, adjusted for the Company’s 49.0% equity ownership in Wye Mortgage Group’s net income or loss. At December 31, 2015 and 2014, the carrying value of the investment in Wye Mortgage Group was $0 and $0, respectively. The Company recognized no income or loss in 2015 and 2014 from its investment in Wye Mortgage Group, and a loss of $9 thousand in 2013.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2015 and 2014. The Community Banking segment had goodwill of $2.5 million at the end of both 2015 and 2014. The Insurance segment had goodwill of $9.4 million at the end of 2015 and 2014. See Note 27 for further information regarding the Company’s business segments.

	December 31, 2015					December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$15,235	$(2,637)	$(667)	$11,931	-	$15,235	$(2,637)	$(667)	$11,931	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,148)	122	1.4	1,270	-	(1,063)	207	2.4
Customer relationships	795	(95)	(391)	309	6.4	782	(95)	(343)	344	7.0
	2,505	(95)	(1,979)	431		2,492	(95)	(1,846)	551
Unamortizable
Carrier relationships	-	-	-	-	-	-	-	-	-	-
Trade name	780	-	-	780	-	780	-	-	780	-
	780	-	-	780		780	-	-	780
Total other intangible assets	$3,285	$(95)	$(1,979)	$1,211		$3,272	$(95)	$(1,846)	$1,331

The aggregate amortization expense was $133 thousand, $201 thousand, and $296 thousand for the years ended December 31, 2015, 2014, and 2013 respectively.

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

		Amortization
(Dollars in thousands)		Expense
Estimate for years ended December 31,	2016	$131
	2017	84
	2018	47
	2019	47
	2020	47

NOTE 7. OTHER ASSETS

The Company had the following other assets at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Nonmarketable investment securities	$1,621	$1,586
Accrued interest receivable	2,458	2,663
Deferred income taxes (1)	12,132	15,744
Prepaid expenses	1,039	750
Other assets	6,670	6,419
Total	$23,920	$27,162

(1) See Note 15 for further discussion.

NOTE 8. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Accrued interest payable	$106	$172
Other accounts payable	2,775	2,435
Deferred compensation liability	1,464	1,503
Other liabilities	1,695	2,011
Total	$6,040	$6,121

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $29.1 million and $35.5 million at December 31, 2015 and 2014, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Due in one year or less	$163,220	$181,847
Due in one to three years	86,719	101,811
Due in three to five years	39,855	47,969
Total	$289,794	$331,627

As of December 31, 2015 and 2014, deposits, both direct and indirect, to directors, their associates and policy-making officers, totaled approximately $5.6 million and $5.3 million, respectively.

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$6,226	0.24%	$8,061	0.22%

At Year End
Retail repurchase agreements	$6,672	0.23%	$4,808	0.23%

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

NOTE 11. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $491 thousand, $545 thousand, and $520 thousand for 2015, 2014, and 2013, respectively.

NOTE 12. STOCK-BASED COMPENSATION

As of December 31, 2015, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 7 years from the grant date. On July 1, 2015, the Company's board of directors (the "Board") also adopted a form of performance share/restricted stock unit award agreement that will be used to grant performance equity incentive awards pursuant to and subject to the provisions of the 2006 Equity Plan. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur. The 2006 Equity Plan originally reserved 631,972 shares of common stock for grant, and 456,182 shares remained available for grant at December 31, 2015.

The following tables provide information on stock-based compensation expense for 2015, 2014, and 2013.

(Dollars in thousands)	2015	2014	2013
Stock-based compensation expense	$283	$87	$78
Excess tax expense related to stock-based compensation	3	-	26

	December 31,
(Dollars in thousands)	2015	2014	2013
Unrecognized stock-based compensation expense	$14	$59	$136
Weighted average period unrecognized expense is expected to be recognized	0.3 years	0.8 years	1.7 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three years ended December 31, 2015.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Nonvested at beginning of year	14,251	$8.51	13,930	$8.33	6,548	$14.89
Granted	12,647	9.21	3,654	9.57	13,930	8.33
Vested	(14,410)	8.93	(3,333)	8.93	(6,548)	14.89
Cancelled	-	-	-	-	-	-

Nonvested at end of year	12,488	$8.74	14,251	$8.51	13,930	$8.33

The total fair value of restricted stock awards that vested was $129 thousand in 2015, $30 thousand in 2014, and $36 thousand in 2013.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the three years ended December 31, 2015.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of shares	Exercise Price	of shares	Exercise Price	of shares	Exercise Price
Outstanding at beginning of year	27,108	$6.64	40,662	$6.64	54,216	$6.64
Granted	34,219	9.18	-	-	-	-
Exercised	-	-	(3,593)	6.64	-	-
Expired/Cancelled	-	-	(9,961)	6.64	(13,554)	6.64
Outstanding at end of year	61,327	$8.05	27,108	$6.64	40,662	$6.64

Exercisable at end of year	44,218	$7.62	-	$-	-	$-

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

At December 31, 2015, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $173 thousand based on the $10.88 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2015. Since there were no options exercised during 2015, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. For 2015 and 2014 the amount of stock options vested totaled 44,218 and 13,554, respectively. At December 31, 2015, the weighted average remaining contract life of options outstanding was 6.3 years.

NOTE 13. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc. Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by Shore Bancshares, Inc. will vest over a five-year period. There were no elective deferrals made by plan participants during 2015, 2014 or 2013.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2015, 2014, and 2013 and the related deferred compensation liability at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014	2013
Deferred compensation contribution	$-	$-	$9

	December 31,
(Dollars in thousands)	2015	2014
Deferred compensation liability	$444	$445

CNB has agreements with certain of its directors under which they have deferred part of their fees and compensation. The amounts deferred are invested in insurance policies, owned by CNB, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Cash surrender value	$3,448	$3,360
Accrued benefit obligation	1,020	1,058

NOTE 14. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Advertising and marketing	$495	$428	$848
Other customer expense	172	396	414
Other expense	2,168	2,070	2,152
Other loan expense	515	894	934
Software expense	697	664	613
Travel and entertainment expense	303	288	287
Trust professional fees	625	686	616

Total noninterest expense	$4,975	$5,426	$5,864

NOTE 15. INCOME TAXES

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2015	2014	2013
Current tax expense (benefit):
Federal	$247	$-	$(459)
State	287	225	90
	534	225	(369)
Deferred income tax expense (benefit):
Federal	3,369	2,516	(4,592)
State	505	320	(1,540)
	3,874	2,836	(6,132)

Total income tax expense (benefit)	$4,408	$3,061	$(6,501)

The following table provides a reconciliation of tax computed at the statutory federal tax rate of 34.0% to the actual tax expense (benefit) for each of the three years ended December 31.

(Dollars in thousands)	2015	2014	2013
Tax at federal statutory rate	34.0%	34.0%	(34.0)%
Tax effect of:
Tax-exempt income	(0.4)	(0.9)	(0.4)
Other non-deductible expenses	0.2	0.3	0.2
State income taxes, net of federal benefit	4.5	4.4	(5.9)
Other	(0.1)	(0.1)	(0.2)

Actual income tax expense (benefit) rate	38.2%	37.7%	(40.3)%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for credit losses	$3,316	$3,072
Reserve for off-balance sheet commitments	121	121
Net operating loss carry forward	9,069	13,265
Write-downs of other real estate owned	308	355
Deferred income	1,155	1,132
Unrealized gains on available-for-sale securities	48	-
Accrued expenses	946	918
Other	191	80
Total deferred tax assets	15,154	18,943
Deferred tax liabilities:
Depreciation	271	372
Amortization on loans FMV adjustment	140	-
Purchase accounting adjustments	1,988	1,751
Deferred capital gain on branch sale	411	425
Unrealized gains on available-for-sale securities	-	214
Other	212	437
Total deferred tax liabilities	3,022	3,199
Net deferred tax assets	$12,132	$15,744

The Company’s deferred tax assets primarily consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. As of December 31, 2015 18 years of the statutory period remain available to offset future taxable income. No valuation allowance on these deferred tax assets was recorded at December 31, 2015 and December 31, 2014 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2015 and 2014 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $11.5 million and $8.1 million for the years ended December 31, 2015 and 2014, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss carryovers would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past three years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

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

(In thousands, except per share data)	2015	2014	2013

Net income (loss)	$7,108	$5,051	$(9,634)

Weighted average shares outstanding – basic	12,629	10,945	8,461

Dilutive effect of common stock equivalents	10	8	-

Weighted average shares outstanding – diluted	12,639	10,953	8,461

Income (loss) per common share – basic	$0.56	$0.46	$(1.14)

Income (loss) per common share – diluted	$0.56	$0.46	$(1.14)

The calculations of diluted income (loss) per share excluded weighted average common stock equivalents of 0 for 2015, 0 for 2014, and 51 thousand for 2013 because the effect of including them would have been antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2015, management believes that Shore Bancshares, Inc., The Talbot Bank and CNB met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized Talbot Bank and CNB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

The minimum ratios for capital adequacy purposes are 4.50%, 6.00%, 8.00% and 4.00% for the common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%, 8.00%, 10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively. Shore Bancshares, Inc., as a financial holding company, is subject to the well-capitalized requirement.

The following tables present the capital amounts and ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of December 31, 2015 and 2014.

December 31, 2015 (1) (Dollars in thousands)	Common Equity/ Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Common Equity Tier 1 ratio (2)	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$126,024	$134,643	$807,807	$1,116,692	15.60%	15.60%	16.67%	11.29%
Talbot Bank	59,692	64,405	448,634	613,945	13.31	13.31	14.36	9.72
CNB	48,051	51,957	354,278	486,404	13.56	13.56	14.67	9.88

December 31, 2014 (1) (Dollars in thousands)	Tier 1 Capital	Total Risk- Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Common Equity Tier 1 ratio (2)	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Company	$112,511	$120,510	$736,763	$1,075,674	n/a	15.27%	16.36%	10.46%
Talbot Bank	51,637	55,910	394,788	579,781	n/a	13.08	14.16	8.91
CNB	44,869	48,594	331,089	485,042	n/a	13.55	14.68	9.25

(1)	The capital ratios as of December 31, 2015 reflect the adoption of Basel III in effect beginning January 1, 2015 while ratios for the prior period represent the previous capital rules under Basel I.

(2)	The Common Equity Tier 1 ratio is a new ratio under Basel III and represents common equity, less goodwill and intangible assets net of any deferred tax liabilities, divided by risk-weighted assets.

Federal and state laws and regulations applicable to banks and their holding companies impose certain restrictions on dividend payments by the Banks, as well as restricting extensions of credit and transfers of assets between the Banks and Shore Bancshares, Inc. Talbot Bank is currently prohibited from paying dividends to Shore Bancshares, Inc. without the prior consent of its banking regulators. CNB paid dividends of $280 thousand to Shore Bancshares, Inc. during 2015. At December 31, 2015, CNB could have paid additional dividends to Shore Bancshares, Inc. of approximately $7.7 million without the prior consent and approval of its regulatory agencies. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2015 or 2014.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale and on cash flow hedging activities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2015 and 2014.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Accumulated other comprehensive income (loss)
Balance, December 31, 2014	$316	$316
Other comprehensive (loss) income	(387)	(387)
Reclassification of (gains) losses recognized	-	-
Balance, December 31, 2015	$(71)	$(71)

Balance, December 31, 2013	$(437)	$(437)
Other comprehensive income	767	767
Reclassification of (gains) losses recognized	(14)	(14)
Balance, December 31, 2014	$316	$316

The following table presents the amounts reclassified out of each component of accumulated comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2015	2014	2013
Realized gain on sale of investment securities	$-	$14	$545	Gain on sale of investment securities
Total Reclassification for the Period	$-	$14	$545

NOTE 19. LINES OF CREDIT

The Banks had $13.0 million and $15.5 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2015 and 2014. In addition, the Banks had credit availability of approximately $130.2 million and $70.9 million from the Federal Home Loan Bank at December 31, 2015 and 2014, respectively. These lines of credit are paid for monthly on a fee basis of 0.10%. The Banks have pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Banks had no short-term borrowings from the Federal Home Loan Bank at December 31, 2015 or 2014.

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2015 and 2014. No assets were transferred from one hierarchy level to another during 2015 or 2014.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Securities available for sale:
U.S. Treasury	$5,079	$5,079	$-	$-
U.S. Government agencies	49,529	-	49,529	-
Mortgage-backed	156,916	-	156,916	-
Equity	641	-	641	-
Total	$212,165	$5,079	$207,086	$-

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Securities available for sale:
U.S. Treasury	$5,215	$5,215	$-	$-
U.S. Government agencies	74,960	-	74,960	-
Mortgage-backed	155,303	-	155,303	-
Equity	630	-	630	-
Total	$236,108	$5,215	$230,893	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At December 31, 2015 and 2014, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Loans held for sale

Loans held for sale are adjusted for fair value upon transfer of loans to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At December 31, 2015 and 2014, the Company had no loans held for sale.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At December 31, 2015 and 2014, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at December 31, 2015 and 2014. No assets were transferred from one hierarchy level to another during 2015 or 2014.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans
Construction	$10,979	$-	$10,979	$-
Residential real estate	7,510	-	7,510	-
Commercial real estate	7,422	-	7,422	-
Commercial	161	-	161	-
Consumer	115	-	115	-
Total impaired loans	26,187	-	26,187	-
Other real estate owned	4,252	-	4,252	-
Total assets measured at fair value on a nonrecurring basis	$30,439	$-	$30,439	$-

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans
Construction	$10,026	$-	$10,026	$-
Residential real estate	9,304	-	9,304	-
Commercial real estate	9,230	-	9,230	-
Commercial	187	-	187	-
Consumer	121	-	121	-
Total impaired loans	28,868	-	28,868	-
Other real estate owned	3,691	-	3,691	-
Total assets measured at fair value on a nonrecurring basis	$32,559	$-	$32,559	$-

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

Deposits and Short-Term Borrowings

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

	December 31, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$73,811	$73,811	$96,223	$96,223
Investment securities held to maturity	4,191	4,243	4,630	4,694
Loans, net	786,798	788,187	703,051	724,771

Financial liabilities
Level 2 inputs
Deposits	$975,464	$922,161	$949,004	$948,605
Short-term borrowings	6,672	6,672	4,808	4,808

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

The aggregate fair value of the interest rate caps was $14 thousand at December 31, 2012. The adjustments that reduced the balance to $0 at December 31, 2013 included an increase of $681 thousand to reflect unrealized holding gains on the interest rate caps and a decrease of $695 thousand to reflect the charge to interest expense associated with the hedged money market deposit accounts. Interest expense for 2015 and 2014 did not reflect this adjustment because the interest rate caps were terminated in June of 2013.

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty. Collateral required by the counterparties, recorded in other liabilities, was $0 at December 31, 2015 and 2014, respectively.

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

The following table provides information on commitments outstanding as of December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Commitments to extend credit	$166,931	$127,080
Letters of credit	7,087	7,347

Total	$174,018	$134,427

NOTE 23. RELATED PARTY TRANSACTIONS

CNB bank leases office space for its trust department, Wye Financial & Trust, at an annual rent of $55 thousand for both 2015 and 2014, excluding certain pass through expenses, from a limited liability company in which the chief executive officer of Shore Bancshares Inc. holds a 50% interest. In January of 2016, the office space was sold by the limited liability company to an outside party.

Shore Bancshares Inc. and its bank and insurance subsidiaries on occasion rent ballroom space from the Tidewater Inn located in Easton Maryland, to hold company meetings and events. A director of the board of Shore Bancshares Inc. holds a 61% interest in a limited liability company which owns the Tidewater Inn. During 2015 and 2014, approximately $38 thousand and $29 thousand in expenses were paid for rental and catering services.

NOTE 24. CONTINGENCIES

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

NOTE 25. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2015	2014
Assets
Cash	$1,899	$2,101
Investment securities	12,246	9,723
Investment in subsidiaries	129,353	126,857
Premises and equipment, net	3,598	3,158
Other assets	2,419	1,329
Total assets	$149,515	$143,168

Liabilities
Accrued interest payable	$1	$1
Other liabilities	1,204	855
Long-term debt	1,343	1,843
Total liabilities	2,548	2,699

Stockholders’ equity
Common stock	126	126
Additional paid in capital	63,815	63,532
Retained earnings	83,097	76,495
Accumulated other comprehensive income (loss)	(71)	316
Total stockholders’ equity	146,967	140,469

Total liabilities and stockholders’ equity	$149,515	$143,168

Condensed Statements of Operations

For the Years Ended December 31,

(Dollars in thousands)	2015	2014	2013
Income
Dividends from subsidiaries	$1,045	$200	$2,163
Management and other fees from subsidiaries	8,723	7,933	6,226
Other income	228	110	31
Total income	9,996	8,243	8,420

Expenses
Interest expense	61	80	88
Salaries and employee benefits	5,536	5,321	4,447
Occupancy and equipment expense	325	541	508
Other operating expenses	3,215	2,387	1,853
Total expenses	9,137	8,329	6,896

Income (loss) before income tax benefit and equity in undistributed net income (loss) of subsidiaries	859	(86)	1,524
Income tax benefit	(65)	(107)	(61)
Income before equity in undistributed net income (loss) of subsidiaries	924	21	1,585

Equity in undistributed net income (loss) of subsidiaries	6,184	5,030	(11,219)
Net income (loss)	$7,108	$5,051	$(9,634)

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,108	$5,051	$(9,634)
Adjustments to reconcile net (income) loss to cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(6,184)	(5,030)	11,219
Depreciation and amortization	336	379	386
Stock-based compensation expense	283	87	78
Excess tax benefit from stock-based arrangements	(3)	-	(26)
Net (increase) decrease in other assets	(1,108)	(121)	128
Net increase (decrease) in other liabilities	328	271	(53)
Net cash provided by operating activities	760	637	2,098

Cash flows from investing activities:
Proceeds from maturities and principal payments of investment securities available for sale	1,418	442	-
Purchases of securities	(4,054)	(10,112)	-
Purchases of premises and equipment	(672)	(632)	(307)
Cash received from merged subsidiary	3,349
Investment in subsidiaries	-	(20,000)	(1,650)
Net cash provided by (used in) investing activities	41	(30,302)	(1,957)

Cash flows from financing activities:
Repayment of long-term debt	(500)	(500)	-
Excess tax benefit from stock-based arrangements	3	-	26
Proceeds from issuance of common stock	-	31,279	-
Common stock dividends paid	(506)	-	-
Net cash (used in) provided by financing activities	(1,003)	30,779	26

Net (decrease) increase in cash and cash equivalents	(202)	1,114	167
Cash and cash equivalents at beginning of year	2,101	987	820
Cash and cash equivalents at end of year	$1,899	$2,101	$987

NOTE 26. QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the three years ended December 31, 2015.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Interest income	$9,445	$9,542	$9,837	$10,047
Net interest income	8,539	8,683	9,010	9,293
Provision for credit losses	650	540	410	475
Income (loss) before income taxes	2,270	2,631	3,109	3,506
Net income (loss)	1,409	1,627	1,909	2,163

Basic earnings (loss) per common share	$0.11	$0.13	$0.15	$0.17
Diluted earnings (loss) per common share	$0.11	$0.13	$0.15	$0.17

2014
Interest income	$9,455	$9,523	$9,686	$9,625
Net interest income	8,323	8,447	8,636	8,636
Provision for credit losses	975	950	775	650
(Loss) income before income taxes	2,021	2,108	2,036	1,947
Net (loss) income	1,258	1,305	1,262	1,226

Basic (loss) earnings per common share	$0.15	$0.13	$0.10	$0.10
Diluted (loss) earnings per common share	$0.15	$0.13	$0.10	$0.10

2013
Interest income	$10,607	$10,755	$10,182	$9,807
Net interest income	8,477	9,001	8,828	8,570
Provision for credit losses	2,150	2,700	22,460	474
(Loss) income before income taxes	326	504	(18,808)	1,843
Net (loss) income	222	361	(11,392)	1,175

Basic (loss) earnings per common share	$0.03	$0.04	$(1.35)	$0.14
Diluted (loss) earnings per common share	$0.03	$0.04	$(1.35)	$0.14

Earnings per share are based on quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 27. SEGMENT REPORTING

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

Selected financial information by business segments is included in the following table.

	Community	Insurance Products	Parent
(Dollars in thousands)	Banking	and Services	Company	Total
2015
Interest income	$38,652	$-	$219	$38,871
Interest expense	(3,346)	-	-	(3,346)
Provision for credit losses	(2,075)	-	-	(2,075)
Noninterest income	7,135	8,297	(16)	15,416
Noninterest expense	(21,480)	(6,984)	(8,886)	(37,350)
Net intersegment (expense) income	(7,718)	(781)	8,499	-
(Loss) income before income taxes	11,168	532	(184)	11,516
Income tax benefit (expense)	(4,274)	(204)	70	(4,408)
Net (loss) income	$6,894	$328	$(114)	$7,108

Total assets	$1,107,367	$9,984	$17,792	$1,135,143

2014
Interest income	$38,202	$-	$87	$38,289
Interest expense	(4,247)	-	-	(4,247)
Provision for credit losses	(3,350)	-	-	(3,350)
Noninterest income	6,482	10,305	(6)	16,781
Noninterest expense	(22,776)	(8,527)	(8,058)	(39,361)
Net intersegment (expense) income	(7,010)	(680)	7,690	-
(Loss) income before income taxes	7,301	1,098	(287)	8,112
Income tax benefit (expense)	(2,755)	(414)	108	(3,061)
Net (loss) income	$4,546	$684	$(179)	$5,051

Total assets	$1,074,638	$10,824	$14,940	$1,100,402

2013
Interest income	$41,310	$41	$-	$41,351
Interest expense	(6,475)	-	-	(6,475)
Provision for credit losses	(27,784)	-	-	(27,784)
Noninterest income	5,716	11,737	6	17,459
Noninterest expense	(23,676)	(10,350)	(6,660)	(40,686)
Net intersegment (expense) income	(5,359)	(655)	6,014	-
(Loss) income before income taxes	(16,268)	773	(640)	(16,135)
Income tax benefit (expense)	6,556	(313)	258	6,501
Net (loss) income	$(9,712)	$460	$(382)	$(9,634)

Total assets	$1,036,098	$15,759	$2,267	$1,054,124

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2015 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2015. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2016 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2016 Annual Meeting of Stockholders:

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

The following table contains information about these equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	61,327	$8.05	456,182

Equity compensation plans not approved by security holders	-	-	-

Total	61,327	$8.05	456,182

(1)	In addition to stock options and stock appreciation rights, the 2006 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 45,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 45,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,500,000. As of December 31, 2015, the Company has granted 100,909 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2016 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2016 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2016 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations — Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Loss — Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014, and 2013

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

Shore Bancshares, Inc.

Date: March 11, 2016	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead	/s/ John H. Wilson
Blenda W. Armistead, Director	John H. Wilson, Director
March 11, 2016	March 11, 2016

/s/David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr.
March 11, 2016	Director, President, and Chief Executive Officer
(Principal Executive Officer)
March 11, 2016

/s/ James A. Judge	/s/ Christopher F. Spurry
James A. Judge, Director	Christopher F. Spurry, Director
March 11, 2016	March 11, 2016

/s/ Frank E. Mason, III	/s/ W. Moorhead Vermilye
Frank E. Mason, III, Director	W. Moorhead Vermilye, Director
March 11, 2016	March 11, 2016

/s/ David W. Moore	/s/ George S. Rapp
David W. Moore, Director	George S. Rapp
March 11, 2016	Vice President and Chief Financial Officer
(Principal Accounting Officer)
March 11, 2016

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.1(iii)	Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iii)	Second Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iv)	Third Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10-K for the year ended December 31, 2010)

10.1	Amended and Restated Employment Agreement, dated June 16, 2011, between the Company and W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011).

10.2	Employment Agreement, dated June 16, 2011, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011)

10.3	Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007)

10.4	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007)

10.5	Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.6	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.7	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.8	Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006)

10.9	Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006)

10.10	Form of Amended and Restated Director Indexed Fee Continuation Plan Agreement between Centreville National Bank and Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.11	Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006)

10.12	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.13	First Amendment to The Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan for the benefit of W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.14	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319))

10.16	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))

10.17	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.18	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

10.19	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

10.20	Amended and Restated Employment Agreement, dated September 21, 2015, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2015).

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23	Consent of Stegman & Company (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)