Form 10-Q
period 2016-03-31
SHORE BANCSHARES INC
filed 2016-05-06
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,644,743 shares of common stock outstanding as of April 30, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$14,566	$15,080
Interest-bearing deposits with other banks	58,507	54,223
Federal funds sold	553	4,508
Cash and cash equivalents	73,626	73,811
Investment securities:
Available for sale, at fair value	206,735	212,165
Held to maturity, at amortized cost – fair value of $4,108 (2016) and $4,243 (2015)	3,996	4,191

Loans	798,921	795,114
Less: allowance for credit losses	(8,309)	(8,316)
Loans, net	790,612	786,798

Premises and equipment, net	16,813	16,864
Goodwill	11,931	11,931
Other intangible assets, net	1,178	1,211
Other real estate owned, net	3,896	4,252
Other assets	22,388	23,920
TOTAL ASSETS	$1,131,175	$1,135,143

LIABILITIES
Deposits:
Noninterest-bearing	$229,646	$229,686
Interest-bearing	740,087	745,778
Total deposits	969,733	975,464

Short-term borrowings	5,872	6,672
Other liabilities	5,461	6,040
TOTAL LIABILITIES	981,066	988,176

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,640,134 (2016) and 12,631,160 (2015)	126	126
Additional paid in capital	63,929	63,815
Retained earnings	85,178	83,097
Accumulated other comprehensive income (loss)	876	(71)
TOTAL STOCKHOLDERS’ EQUITY	150,109	146,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,175	$1,135,143

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015

INTEREST INCOME
Interest and fees on loans	$8,961	$8,491
Interest and dividends on investment securities:
Taxable	870	924
Tax-exempt	2	3
Interest on federal funds sold	3	1
Interest on deposits with other banks	72	26
Total interest income	9,908	9,445

INTEREST EXPENSE
Interest on deposits	661	901
Interest on short-term borrowings	4	5
Total interest expense	665	906

NET INTEREST INCOME	9,243	8,539
Provision for credit losses	450	650

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,793	7,889

NONINTEREST INCOME
Service charges on deposit accounts	813	634
Trust and investment fee income	351	469
Insurance agency commissions	2,759	2,475
Other noninterest income	618	507
Total noninterest income	4,541	4,085

NONINTEREST EXPENSE
Salaries and wages	4,477	4,313
Employee benefits	1,114	1,156
Occupancy expense	613	626
Furniture and equipment expense	235	255
Data processing	809	783
Directors’ fees	104	123
Amortization of other intangible assets	33	33
FDIC insurance premium expense	282	384
Write-downs of other real estate owned	7	27
Legal and professional fees	385	725
Other noninterest expenses	1,280	1,279
Total noninterest expense	9,339	9,704

INCOME BEFORE INCOME TAXES	3,995	2,270
Income tax expense	1,535	861

NET INCOME	$2,460	$1,409

Basic net income per common share	$0.19	$0.11
Diluted net income per common share	0.19	0.11
Dividends paid per common share	0.03	-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015

Net income	$2,460	$1,409

Other comprehensive income
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,589	1,227
Tax effect	(642)	(495)
Net of tax amount	947	732

Total other comprehensive income	947	732

Comprehensive income	$3,407	$2,141

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2016	$126	$63,815	$83,097	$(71)	$146,967

Net income	-	-	2,460	-	2,460

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	947	947

Common shares issued for employee stock- based awards	-	3	-	-	3

Stock-based compensation	-	111	-	-	111

Cash dividends declared	-	-	(379)	-	(379)

Balances, March 31, 2016	$126	$63,929	$85,178	$876	$150,109

Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net income	-	-	1,409	-	1,409

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	732	732

Stock-based compensation	-	136	-	-	136

Balances, March 31, 2015	$126	$63,668	$77,904	$1,048	$142,746

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,460	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	450	650
Depreciation and amortization	611	621
Discount accretion on debt securities	(7)	(18)
Stock-based compensation expense	111	136
Deferred income tax expense	1,258	618
Losses on disposals of premises and equipment	2	-
Losses on sales of other real estate owned	11	48
Write-downs of other real estate owned	7	27
Net changes in:
Accrued interest receivable	(144)	59
Other assets	(286)	(399)
Accrued interest payable	(9)	(17)
Other liabilities	(570)	(594)
Net cash provided by operating activities	3,894	2,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	9,752	8,697
Purchases of investment securities available for sale	(3,006)	(11,736)
Proceeds from maturities and principal payments of investment securities held to maturity	192	112
Net change in loans	(4,265)	(11,904)
Purchases of premises and equipment	(183)	(678)
Proceeds from sales of other real estate owned	338	644
Net cash provided by (used in) investing activities	2,828	(14,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(40)	7,704
Interest-bearing deposits	(5,691)	(15,934)
Short-term borrowings	(800)	290
Proceeds from the issuance of common stock	3	-
Common stock dividends paid	(379)	-
Net cash used in financing activities	(6,907)	(7,940)
Net decrease in cash and cash equivalents	(185)	(20,265)
Cash and cash equivalents at beginning of period	73,811	96,223
Cash and cash equivalents at end of period	$73,626	$75,958

Supplemental cash flows information:
Interest paid	$672	$923
Income taxes paid	$235	$95
Transfers from loans to other real estate owned	$-	$497

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2016, the consolidated results of operations and comprehensive income for the three months ended March 31, 2016 and 2015, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2016 and 2015, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2015 were derived from the 2015 audited financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2015. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” – ASU 2014-09 amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after January 1, 2017. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” – ASU 2016-08 amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” – ASU 2016-10 amendments clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license. Attributes of a promised license define the scope of a customer’s right to use or right to access an entity’s intellectual property and, therefore, do not define whether the entity satisfies its performance obligation at a point in time or over time and do not create an obligation for the entity to transfer any additional rights to use or access its intellectual property. The Company is evaluating the impact that ASU 2014-09 and all amendments thereof will have on our consolidated financial statements.

ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of March 31, 2016, the Company has share-based payment awards that included performance targets that could be achieved after the requisite service period. The adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU No. 2015-05 did not have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: 1. A public business entity 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted for all entities. The Company is evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU, simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Net income	$2,460	$1,409
Weighted average shares outstanding - Basic	12,635	12,625
Dilutive effect of common stock equivalents	14	8
Weighted average shares outstanding - Diluted	12,649	12,633
Earnings per common share - Basic	$0.19	$0.11
Earnings per common share - Diluted	$0.19	$0.11

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2016
U.S. Treasury	$5,045	$5	$-	$5,050
U.S. Government agencies	49,490	163	145	49,508
Mortgage-backed	150,090	1,713	278	151,525
Equity	641	11	-	652
Total	$205,266	$1,892	$423	$206,735

December 31, 2015
U.S. Treasury	$5,078	$1	$-	$5,079
U.S. Government agencies	49,630	89	190	49,529
Mortgage-backed	156,939	639	662	156,916
Equity	637	4	-	641
Total	$212,284	$733	$852	$212,165

Held-to-maturity securities:
March 31, 2016
U.S. Government agencies	$2,380	$-	$9	$2,371
States and political subdivisions	1,616	121	-	1,737
Total	$3,996	$121	$9	$4,108

December 31, 2015
U.S. Government agencies	$2,575	$-	$60	$2,515
States and political subdivisions	1,616	112	-	1,728
Total	$4,191	$112	$60	$4,243

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Available-for-sale securities:
U.S. Government agencies	$13,998	$19	$-	$126	$13,998	$145
Mortgage-backed	12,460	45	17,476	233	29,936	278
Total	$26,458	$64	$17,476	$359	$43,934	$423

Held-to-maturity securities:
U.S. Government agencies	$2,371	$9	$-	$-	$2,371	$9

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available-for-sale securities:
U.S. Government agencies	$18,981	$57	$-	$133	$18,981	$190
Mortgage-backed	43,881	328	21,263	334	65,144	662
Total	$62,862	$385	$21,263	$467	$84,125	$852

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,515	$60	$2,515	$60

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2016.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,665	$17,694	$-	$-
Due after one year through five years	34,086	34,149	711	753
Due after five years through ten years	10,715	10,766	402	450
Due after ten years	142,159	143,474	2,883	2,905
	204,625	206,083	3,996	4,108
Equity securities	641	652	-	-
Total	$205,266	$206,735	$3,996	$4,108

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware.

The following table provides information about the principal classes of the loan portfolio at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Construction	$78,244	$85,632
Residential real estate	310,575	307,063
Commercial real estate	334,754	330,253
Commercial	67,735	64,911
Consumer	7,613	7,255
Total loans	798,921	795,114
Allowance for credit losses	(8,309)	(8,316)
Total loans, net	$790,612	$786,798

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
March 31, 2016
Loans individually evaluated for impairment	$10,590	$7,933	$7,880	$154	$121	$-	$26,678
Loans collectively evaluated for impairment	67,654	302,642	326,874	67,581	7,492	-	772,243
Total loans	$78,244	$310,575	$334,754	$67,735	$7,613	$-	$798,921

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$783	$189	$552	$-	$-	$-	$1,524
Loans collectively evaluated for impairment	970	1,825	2,705	585	177	523	6,785
Total allowance for credit losses	$1,753	$2,014	$3,257	$585	$177	$523	$8,309

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2015
Loans individually evaluated for impairment	$11,598	$7,945	$7,762	$161	$122	$-	$27,588
Loans collectively evaluated for impairment	74,034	299,118	322,491	64,750	7,133	-	767,526
Total loans	$85,632	$307,063	$330,253	$64,911	$7,255	$-	$795,114

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$619	$435	$340	$-	$7	$-	$1,401
Loans collectively evaluated for impairment	1,027	1,746	2,659	558	149	776	6,915
Total allowance for credit losses	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2016 and December 31, 2015. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Interest income recognized
March 31, 2016
Impaired nonaccrual loans:
Construction	$11,167	$3,724	$2,874	$755	$7,216	$-
Residential real estate	2,600	2,079	199	77	2,292	-
Commercial real estate	3,854	2,774	-	-	2,559	-
Commercial	172	154	-	-	158	-
Consumer	128	121	-	-	121	-
Total	17,921	8,852	3,073	832	12,346	-

Impaired accruing TDRs:
Construction	3,992	3,194	798	28	4,041	25
Residential real estate	5,655	2,667	2,988	112	5,669	55
Commercial real estate	5,106	1,099	4,007	552	5,363	46
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	14,753	6,960	7,793	692	15,073	126

Total impaired loans:
Construction	15,159	6,918	3,672	783	11,257	25
Residential real estate	8,255	4,746	3,187	189	7,961	55
Commercial real estate	8,960	3,873	4,007	552	7,922	46
Commercial	172	154	-	-	158	-
Consumer	128	121	-	-	121	-
Total	$32,674	$15,812	$10,866	$1,524	$27,419	$126

					March 31, 2015
(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Interest income recognized
December 31, 2015

Impaired nonaccrual loans:
Construction	$11,850	$4,647	$2,882	$588	$7,630	$-
Residential real estate	2,563	1,773	487	208	3,360	-
Commercial real estate	2,988	1,813	209	9	1,401	-
Commercial	175	161	-	-	163	-
Consumer	128	98	23	7	121	-
Total	17,704	8,492	3,601	812	12,675	-

Impaired accruing TDRs:
Construction	4,069	3,266	803	31	4,073	84
Residential real estate	5,686	2,380	3,306	227	6,338	312
Commercial real estate	5,740	1,702	4,038	331	5,689	254
Commercial	-	-	-	-	-	1
Consumer	-	-	-	-	-	-
Total	15,495	7,348	8,147	589	16,100	651

Total impaired loans:
Construction	15,919	7,913	3,685	619	11,703	84
Residential real estate	8,249	4,153	3,793	435	9,698	312
Commercial real estate	8,728	3,515	4,247	340	7,090	254
Commercial	175	161	-	-	163	1
Consumer	128	98	23	7	121	-
Total	$33,199	$15,840	$11,748	$1,401	$28,775	$651

The following tables provide a roll-forward for troubled debt restructurings as of March 31, 2016 and March 31, 2015.

(Dollars in thousands)	1/1/16 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	3/31/16 TDR Balance	Related Allowance
For the three months ended 3/31/2016
Accruing TDRs
Construction	$4,069	$-	$(77)	$-	$-	$-	$3,992	$28
Residential Real Estate	5,686	-	(31)	-	-	-	5,655	112
Commercial Real Estate	5,740	-	(517)	(117)	-	-	5,106	552
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$-	$(625)	$(117)	$-	$-	$14,753	$692

Nonaccrual TDRs
Construction	$4,960	$2,570	$(691)	$(241)	$-	$-	$6,598	$755
Residential Real Estate	445	-	(288)	-	-	-	157	11
Commercial Real Estate	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	-	-	-	-	23	-
Total	$5,428	$2,570	$(979)	$-	$-	$-	$6,778	$766

Total TDRs	$20,923	$2,570	$(1,604)	$(358)	$-	$-	$21,531	$1,458

(Dollars in thousands)	1/1/15 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	3/31/15 TDR Balance	Related Allowance
For the three months ended 3/31/2015
Accruing TDRs
Construction	$4,022	$-	$(6)	$-	$-	$-	$4,016	$39
Residential Real Estate	6,368	-	(46)	-	-	-	6,322	255
Commercial Real Estate	6,237	-	24	-	-	-	6,261	23
Commercial	47	-	(2)	-	-	-	45	-
Consumer	-	-	-	-	-	-	-	-
Total	$16,674	$-	$(30)	$-	$-	$-	$16,644	$317

Nonaccrual TDRs
Construction	$3,321	$-	$(7)	$(363)	$2,911	$-	$5,862	$690
Residential Real Estate	3,382	-	(9)	-	(2,911)	-	462	-
Commercial Real Estate	346	-	(2)	(40)	(238)	-	66	-
Commercial	-	-	-	-	-	-	-	-
Consumer	25	-	(1)	-	-	-	24	-
Total	$7,074	$-	$(19)	$(403)	$(238)	$-	$6,414	$690

Total TDRs	$23,748	$-	$(49)	$(403)	$(238)	$-	$23,058	$1,007

The following tables provide information on loans that were modified and considered TDRs during the three months ended March 31, 2016 and March 31, 2015.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the three months ended March 31, 2016
Construction	1	$2,570	$2,570	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	1	$2,570	$2,570	$-

For the three months ended March 31, 2015
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

The following tables provide information on TDRs that defaulted during the three months ended March 31, 2016 and March 31, 2015. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the three months ended March 31, 2016
Construction	1	$241	$-
Residential real estate	-	-	-
Commercial real estate	1	117	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$358	$-

TDRs that subsequently defaulted:
For the three months ended March 31, 2015
Construction	3	$363	$-
Residential real estate	-	-	-
Commercial real estate	1	40	-
Commercial	-	-	-
Consumer	-	-	-
Total	4	$403	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
March 31, 2016
Construction	$63,823	$3,845	$10,576	$-	$78,244
Residential real estate	294,844	8,735	6,996	-	310,575
Commercial real estate	307,769	17,158	9,827	-	334,754
Commercial	66,638	704	393	-	67,735
Consumer	7,468	24	121	-	7,613
Total	$740,542	$30,466	$27,913	$-	$798,921

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2015
Construction	$70,214	$3,903	$11,515	$-	$85,632
Residential real estate	290,857	8,837	7,369	-	307,063
Commercial real estate	302,438	18,699	9,116	-	330,253
Commercial	63,628	1,075	208	-	64,911
Consumer	7,107	26	122	-	7,255
Total	$734,244	$32,540	$28,330	$-	$795,114

The following tables provide information on the aging of the loan portfolio as of March 31, 2016 and December 31, 2015.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
March 31, 2016
Construction	$71,618	$28	$-	$-	$28	$6,598	$78,244
Residential real estate	303,339	2,113	2,823	22	4,958	2,278	310,575
Commercial real estate	330,129	1,591	260	-	1,851	2,774	334,754
Commercial	67,525	46	-	10	56	154	67,735
Consumer	7,461	26	2	3	31	121	7,613
Total	$780,072	$3,804	$3,085	$35	$6,924	$11,925	$798,921
Percent of total loans	97.6%	0.5%	0.4%	-%	0.9%	1.5%	100%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2015
Construction	$78,082	$21	$-	$-	$21	$7,529	$85,632
Residential real estate	300,563	2,139	2,102	-	4,241	2,259	307,063
Commercial real estate	327,370	-	861	-	861	2,022	330,253
Commercial	64,670	49	31	-	80	161	64,911
Consumer	7,107	13	6	7	26	122	7,255
Total	$777,792	$2,222	$3,000	$7	$5,229	$12,093	$795,114
Percent of total loans	97.8%	0.3%	0.4%	-%	0.7%	1.5%	100%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2016
Allowance for credit losses:
Beginning balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(241)	(16)	(238)	(67)	(8)	-	(570)
Recoveries	6	34	-	65	8	-	113
Net charge-offs	(235)	18	(238)	(2)	-	-	(457)

Provision	342	(185)	496	29	21	(253)	450
Ending balance	$1,753	$2,014	$3,257	$585	$177	$523	$8,309

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended March 31, 2015
Allowance for credit losses:
Beginning balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(363)	(114)	(40)	(124)	(10)	-	(651)
Recoveries	3	23	13	47	18	-	104
Net charge-offs	(360)	(91)	(27)	(77)	8	-	(547)

Provision	941	(619)	(13)	70	(57)	328	650
Ending balance	$1,884	$2,124	$2,339	$441	$180	$830	$7,798

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $581 thousand as of March 31, 2016 and December 31, 2015.

Note 5 – Other Assets

The Company had the following other assets at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonmarketable investment securities	$1,650	$1,621
Accrued interest receivable	2,602	2,458
Deferred income taxes	10,234	12,132
Prepaid expenses	1,605	1,039
Other assets	6,297	6,670
Total	$22,388	$23,920

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for credit losses	$3,318	$3,316
Reserve for off-balance sheet commitments	121	121
Net operating loss carry forward	7,413	9,069
Write-downs of other real estate owned	303	308
Deferred income	1,220	1,155
Unrealized gains on available-for-sale securities	-	48
Accrued expenses	928	946
AMT carryover	395	-
Other	185	191
Total deferred tax assets	13,883	15,154
Deferred tax liabilities:
Depreciation	243	271
Amortization on loans FMV adjustment	192	140
Purchase accounting adjustments	2,036	1,988
Deferred capital gain on branch sale	409	411
Unrealized gains on available-for-sale securities	593	-
Other	176	212
Total deferred tax liabilities	3,649	3,022
Net deferred tax assets	$10,234	$12,132

The Company’s deferred tax assets consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. As of December 31, 2015 18 years of the statutory period remain available to offset future taxable income. No valuation allowance on these deferred tax assets was recorded at March 31, 2016 and December 31, 2015 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2015 and the first quarter of 2016 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $4.0 million and $11.5 million for the quarter and year ended March 31, 2016 and December 31, 2015, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. 3) As a contingent opportunity, the Company has had discussions with certain investors about entering into a sales leaseback transaction for some of its branch locations which would generate a material taxable gain. The decision to act on this has been deferred; however, it would become a very viable option as a tax planning strategy if there was a risk that the net operating loss carryovers would expire before they were fully utilized. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past three years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Accrued interest payable	$97	$106
Other accounts payable	2,207	2,775
Deferred compensation liability	1,462	1,464
Other liabilities	1,695	1,695
Total	$5,461	$6,040

Note 7 - Stock-Based Compensation

As of March 31, 2016, the Company maintained the Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (“2006 Equity Plan”) under which it may issue shares of common stock or grant other equity-based awards. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date over a three- to five-year period of time, and, in the case of stock options, expire 7 years from the grant date. On July 1, 2015, the Company's board of directors (the "Board") also adopted a form of performance share/restricted stock unit award agreement that will be used to grant performance equity incentive awards pursuant to and subject to the provisions of the 2006 Equity Plan. Stock-based compensation expense is recognized ratably over the requisite service period for all awards, is based on the grant-date fair value and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Stock-based compensation expense	$111	$136
Proceeds from issuance of common stock	3	-

	March 31,
(Dollars in thousands)	2016	2015
Unrecognized stock-based compensation expense	$70	$102
Weighted average period unrecognized expense is expected to be recognized	0.6 years	0.8 years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2016 and 2015.

	Number	Weighted Average Grant
	of Shares	Date Fair Value
March 31, 2016
Nonvested at beginning of period	12,488	$8.74
Granted	8,524	11.16
Vested	(13,467)	9.49
Cancelled	-	-
Nonvested at end of period	7,545	$10.16

	Number	Weighted Average Grant
	of Shares	Date Fair Value
March 31, 2015
Nonvested at beginning of period	14,251	$8.33
Granted	6,763	9.18
Vested	(8,680)	8.55
Cancelled	-	-
Nonvested at end of period	12,334	$8.22

The fair value of restricted stock awards that vested during the first three months of 2016 and 2015 was $128 thousand and $74 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan for the three months ended March 31, 2016 and 2015.

		Weighted
	Number	Average
	of Shares	Exercise Price
March 31, 2016
Outstanding at beginning of period	61,327	$8.05
Granted	12,443	11.12
Exercised	(450)	6.64
Expired/Cancelled	-	-
Outstanding at end of period	73,320	$8.58

Exercisable at end of period	67,099	$8.35

		Weighted
	Number	Average
	of Shares	Exercise Price
March 31, 2015
Outstanding at beginning of period	27,108	$6.64
Granted	34,219	3.44
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	61,327	$4.85

Exercisable at end of period	27,108	$6.64

The weighted average fair value of stock options granted during 2016 was $5.03. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2016.

Dividend yield	0.73%
Expected volatility	38.60%
Risk-free interest rate	1.75%
Expected contract life (in years)	10 years

At the end of the first quarter of 2016, the aggregate intrinsic value of the options outstanding under the 2006 Equity Plan was $249 thousand based on the $11.98 market value per share of the Company’s common stock at March 31, 2016. Similarly, the aggregate intrinsic value of the options exercisable was $243 thousand at March 31, 2016. The intrinsic value on options exercised in 2016 was $2 thousand based on the $11.35 market value per share of the Company’s common stock at February 8, 2016. Since there were no options exercised during the first three months of 2015, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At March 31, 2016, the weighted average remaining contract life of options outstanding was 5.9 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2015	$(71)	$(71)
Other comprehensive income	947	947
Balance, March 31, 2016	$876	$876

Balance, December 31, 2014	$316	$316
Other comprehensive income	732	732
Balance, March 31, 2015	$1,048	$1,048

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015. No assets were transferred from one hierarchy level to another during the first three months of 2016 or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Securities available for sale:
U.S. Treasury	$5,050	$5,050	$-	$-
U.S. Government agencies	49,508	-	49,508	-
Mortgage-backed	151,525	-	151,525	-
Equity	652	-	652	-
Total	$206,735	$5,050	$201,685	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Securities available for sale:
U.S. Treasury	$5,079	$5,079	$-	$-
U.S. Government agencies	49,529	-	49,529	-
Mortgage-backed	156,916	-	156,916	-
Equity	641	-	641	-
Total	$212,165	$5,079	$207,086	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. At March 31, 2016 and December 31, 2015, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value less estimated costs to sell. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At March 31, 2016 and December 31, 2015, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015. No assets were transferred from one hierarchy level to another during the first three months of 2016 or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans
Construction	$9,807	$-	$9,807	$-
Residential real estate	7,744	-	7,744	-
Commercial real estate	7,328	-	7,328	-
Commercial	154	-	154	-
Consumer	121	-	121	-
Total impaired loans	25,154	-	25,154	-
Other real estate owned	3,896	-	3,896	-
Total assets measured at fair value on a nonrecurring basis	$29,050	$-	$29,050	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans
Construction	$10,979	$-	$10,979	$-
Residential real estate	7,510	-	7,510	-
Commercial real estate	7,422	-	7,422	-
Commercial	161	-	161	-
Consumer	115	-	115	-
Total impaired loans	26,187	-	26,187	-
Other real estate owned	4,252	-	4,252	-
Total assets measured at fair value on a nonrecurring basis	$30,439	$-	$30,439	$-

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

	March 31, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$73,626	$73,626	$73,811	$73,811

Level 2 inputs

Investment securities held to maturity	$3,996	$4,108	$4,191	$4,243
Loans, net	790,612	793,427	786,798	788,187

Financial liabilities
Level 2 inputs
Deposits	$969,733	$930,304	$975,464	$922,161
Short-term borrowings	5,872	5,872	6,672	6,672

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

The following table provides information on commitments outstanding at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$182,613	$166,931
Letters of credit	8,064	7,087
Total	$190,677	$174,018

Note 11 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 18-branch network and a loan production office in Delaware. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

The following table includes selected financial information by business segments for the first three months of 2016 and 2015.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2016
Interest income	$9,846	$-	$62	$9,908
Interest expense	(665)	-	-	(665)
Provision for credit losses	(450)	-	-	(450)
Noninterest income	1,830	2,711	-	4,541
Noninterest expense	(5,297)	(1,709)	(2,333)	(9,339)
Net intersegment (expense) income	(1,936)	(172)	2,108	-
Income (loss) before taxes	3,328	830	(163)	3,995
Income tax (expense) benefit	(1,279)	(319)	63	(1,535)
Net income (loss)	$2,049	$511	$(100)	$2,460

Total assets	$1,103,842	$9,133	$18,200	$1,131,175

2015
Interest income	$9,394	$-	$51	$9,445
Interest expense	(906)	-	-	(906)
Provision for credit losses	(650)	-	-	(650)
Noninterest income	1,666	2,419	-	4,085
Noninterest expense	(5,527)	(1,751)	(2,426)	(9,704)
Net intersegment (expense) income	(1,993)	(197)	2,190	-
Income (loss) before taxes	1,984	471	(185)	2,270
Income tax (expense) benefit	(752)	(179)	70	(861)
Net income (loss)	$1,232	$292	$(115)	$1,409

Total assets	$1,068,367	$10,023	$15,738	$1,094,128

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”)). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2015 Annual Report.

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

OVERVIEW

The Company reported net income of $2.5 million for the first quarter of 2016, or diluted income per common share of $0.19, compared to net income of $1.4 million, or diluted income per common share of $0.11, for the first quarter of 2015. For the fourth quarter of 2015, the Company reported net income of $2.2 million, or diluted income per common share of $0.17. When comparing the first quarter of 2016 to the first quarter of 2015, the primary reasons for improved net income were increases in net interest income of $704 thousand and noninterest income of $456 thousand. Also contributing to the improved earnings were decreases in the provision for credit losses of $200 thousand and noninterest expenses of $365 thousand. When comparing the first quarter of 2016 to the fourth quarter of 2015, the primary reasons for the improved results was an increase in noninterest income of $903 thousand partially offset by an increase in noninterest expenses of $389 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $9.3 million for the first quarter of 2016 and $8.6 million for the first quarter of 2015. Tax-equivalent net interest income was $9.3 million for the fourth quarter of 2015. The increase in net interest income for the first quarter of 2016 when compared to the first quarter of 2015 was primarily due to an increase in earning assets of $52.0 million, almost entirely the result of an increase in average loans of $76.0 million, partially funded by a decrease of $29.3 million in investment securities. Total average interest-bearing deposits exhibited a decrease of $2.6 million primarily in time deposits, partially offset by growth in demand, money market, and savings deposits resulting in a lower cost of funding.

The decrease of $50 thousand in net interest income for the first quarter of 2016 when compared to the fourth quarter of 2015 was primarily due to one less earnings day and the impact of lower yields on loans, offset by a higher yield on taxable investment securities. The continued lower interest rate environment has continued to have a negative impact on yields on average loans, which has been partially offset by the increased loan volume and lower volumes of and rates paid on average time deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.50% for the first quarter of 2016, compared to 3.43% for the first quarter of 2015 and 3.45% for the fourth quarter of 2015. The higher net interest margin for the first quarter of 2016 when compared to the first quarter of 2015 was the result of higher loan volume, higher yields on investment securities and lower overall interest cost on interest-bearing deposits.

On a tax-equivalent basis, interest income increased $472 thousand, or 5.0%, for the first quarter of 2016 when compared to the first quarter of 2015. The increase in interest income was due to a 5.1% increase in average balances of earning assets (i.e., loans, interest-bearing deposits with other banks, and federal funds sold) partially offset by a 4 basis point decrease in yields earned on average earning assets. Loans had the largest impact on the increase in interest income, due to an increase in the average balance of $76.0 million, or 10.6%, resulting in an increase in interest income of $480 thousand, or 5.6%. The balance on taxable investment securities decreased $29.1 million, or 11.9%, and corresponding interest income decreased $54 thousand, or 5.8%, compared to the first quarter of 2015, resulting in a favorable shift to higher yielding loans. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans. Tax-equivalent interest income decreased $132 thousand, or 1.3%, when compared to the fourth quarter of 2015, mainly due to lower yields on loans.

Interest expense decreased $241 thousand, or 26.6%, when comparing the first quarter of 2015 to the first quarter of 2016. The decrease in interest expense was due to a 13 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) and a decline in average balances of interest-bearing liabilities of $3.7 million. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended March 31, 2016, the rates paid on time deposits decreased 23 basis points and the average balances of these deposits decreased $39.6 million, or 12.1%, when compared to the same period last year, which reduced interest expense $247 thousand. A portion of this decline was offset primarily by increases in the average balance of money market and savings deposits. Noninterest- bearing deposits increased $39.1 million when compared to the same period last year contributing to a lower cost of funding. When comparing the first quarter of 2016 to the fourth quarter of 2015, interest expense decreased $90 thousand, or 11.9%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$790,777	$8,990	4.57%	$714,780	$8,510	4.83%
Investment securities:
Taxable	214,778	870	1.62	243,869	924	1.52
Tax-exempt	210	3	5.30	431	5	4.19
Federal funds sold	3,640	3	0.33	2,801	1	0.09
Interest-bearing deposits	56,109	72	0.51	51,609	26	0.20
Total earning assets	1,065,514	9,938	3.75%	1,013,490	9,466	3.79%
Cash and due from banks	16,205			21,268
Other assets	57,037			60,611
Allowance for credit losses	(8,518)			(7,968)
Total assets	$1,130,238			$1,087,401

Interest-bearing liabilities
Demand deposits	$193,087	60	0.12%	$177,071	57	0.13%
Money market and savings deposits	258,715	86	0.13	237,755	82	0.14
Certificates of deposit $100,000 or more	132,412	234	0.71	156,154	386	1.00
Other time deposits	153,774	281	0.74	169,584	376	0.90
Interest-bearing deposits	737,988	661	0.36	740,564	901	0.49
Short-term borrowings	6,242	4	0.24	7,340	5	0.27
Total interest-bearing liabilities	744,230	665	0.36%	747,904	906	0.49%
Noninterest-bearing deposits	231,003			191,896
Other liabilities	5,973			5,717
Stockholders’ equity	149,032			141,884
Total liabilities and stockholders’ equity	$1,130,238			$1,087,401

Net interest spread		$9,273	3.39%		$8,560	3.30%
Net interest margin			3.50%			3.43%

Tax-equivalent adjustment
Loans		$29			$19
Investment securities		1			2
Total		$30			$21

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2016 increased $456 thousand, or 11.2%, when compared to the first quarter of 2015. The increase from the first quarter of 2015 was due to increases in service charges on deposits and other banking service fees of $179 thousand and insurance agency commissions and contingencies of $284 thousand, offset by decline in trust and investment fee income of $118 thousand. Noninterest income increased $903 thousand when compared to the fourth quarter of 2015 mainly due to higher insurance agency commissions from contingency payments which are typically received in the first quarter of each year based on the prior year’s performance.

Noninterest Expense

Total noninterest expense for the first quarter of 2016 decreased $365 thousand, or 3.8%, when compared to the first quarter of 2015 and increased $389 thousand, or 4.3%, when compared to the fourth quarter of 2015. The decrease from the first quarter of 2015 was primarily due to lower legal and professional fees of $340 thousand and lower FDIC insurance premiums of $102 thousand, offset by an increase in salary and wages of $164 thousand due to pay increases. The increase in noninterest expense compared to the fourth quarter of 2015 was primarily due to higher costs associated with employee benefits of $224 thousand, which included higher insurance premiums for group insurance and federal unemployment insurance which is usually paid the first two quarters of the year. Salaries and wages also increased by $111 thousand in the first quarter due to pay increases implemented during the period.

Income Taxes

For the first quarter of 2016 and 2015, the Company reported income tax expense of $1.5 million and $861 thousand, respectively, while the effective tax rate was 38.4% and 37.9%, respectively. The increase in tax rates for the first quarter of 2016 when compared to the same period in 2015 were due to higher levels of taxable income resulting in an increase in AMT taxes on a consolidated basis.

The Company has net operating loss carryforwards ("NOLs") for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the Company’s public offer and sale of its common stock (the “stock sale”) in June, 2014, other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 40% for the three-year period ended March 31, 2016. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $798.9 million at March 31, 2016 and $795.1 million at December 31, 2015, an increase of $3.8 million, or 0.5%. All loan categories with the exception of construction experienced increases aggregating $10.8 million. These increases were offset by a large payoff of a significant construction loan resulting in a decrease of $7.4 million in the construction loan category. Loans included deferred costs, net of deferred fees, of $363 thousand at March 31, 2016 and $357 thousand at December 31, 2015. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $78.2 million , or 9.8% of total loans, at March 31, 2016, slightly lower than the $85.6 million, or 10.8% of total loans at December 31, 2015. Commercial real estate loans were $334.8 million, or 41.9% of total loans, at March 31, 2016, compared to $330.3 million, or 41.5% of total loans at December 31, 2015.

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

The provision for credit losses was $450 thousand for the first quarter of 2016, $650 thousand for the first quarter of 2015 and $475 thousand for the fourth quarter of 2015. The lower level of provision for credit losses when comparing the first quarter of 2016 to the first quarter of 2015 was primarily due to decreases in net charge-offs and nonaccrual loans. The lower level of provision for credit losses when comparing the first quarter of 2016 to the fourth quarter of 2015 was primarily due to a decline in nonaccrual loans.

Net charge-offs were $457 thousand for the first quarter of 2016 and $547 thousand for the first quarter of 2015. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality and reduce problem loans.

The allowance for credit losses as a percentage of period-end loans was 1.04% as of March 31, 2016, 1.08% as of March 31, 2015 and 1.05% as of December 31, 2015. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2016.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2016 and 2015.

	At or for the Three Months Ended March 31,

(Dollars in thousands)	2016	2015
Allowance balance – beginning of period	$8,316	$7,695
Charge-offs:
Construction	(241)	(363)
Residential real estate	(16)	(114)
Commercial real estate	(238)	(40)
Commercial	(67)	(124)
Consumer	(8)	(10)
Totals	(570)	(651)
Recoveries:
Construction	6	3
Residential real estate	34	23
Commercial real estate	-	13
Commercial	65	47
Consumer	8	18
Totals	113	104
Net charge-offs	(457)	(547)
Provision for credit losses	450	650
Allowance balance – end of period	$8,309	$7,798

Average loans outstanding during the period	$790,777	$714,780
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.23%	0.31%
Allowance for credit losses at period end as a percentage of average loans	1.05%	1.08%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $496 thousand to $15.9 million at March 31, 2016 from $16.4 million at December 31, 2015, primarily due to decreases in other real estate owned of $356 thousand and nonaccrual loans of $168 thousand. Accruing TDRs decreased $742 thousand to $14.8 million at March 31, 2016 from $15.5 million at December 31, 2015. The decrease in TDRs during the first quarter was the result of a pay-off of a large TDR. The ratio of nonaccrual loans to total loans decreased to 1.49% at March 31, 2016 from 1.52% at December 31, 2015.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming assets
Nonaccrual loans
Construction	$6,598	$7,529
Residential real estate	2,278	2,259
Commercial real estate	2,774	2,022
Commercial	154	161
Consumer	121	122
Total nonaccrual loans	11,925	12,093
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	22	-
Commercial real estate	-	-
Commercial	10	-
Consumer	3	7
Total loans 90 days or more past due and still accruing	35	7
Other real estate owned	3,896	4,252
Total nonperforming assets	$15,856	$16,352

Accruing TDRs
Construction	$3,992	$4,069
Residential real estate	5,655	5,686
Commercial real estate	5,106	5,740
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$14,753	$15,495

Total nonperforming assets and accruing TDRs	$30,609	$31,847
As a percent of total loans:
Nonaccrual loans	1.49%	1.52%
Accruing TDRs	1.85%	1.95%
Nonaccrual loans and accruing TDRs	3.34%	3.47%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.98%	2.05%
Nonperforming assets and accruing TDRs	3.81%	3.98%

As a percent of total assets:
Nonaccrual loans	1.05%	1.07%
Nonperforming assets	1.40%	1.44%
Accruing TDRs	1.30%	1.37%
Nonperforming assets and accruing TDRs	2.70%	2.81%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2016 and December 31, 2015, 98% of the portfolio was classified as available for sale and 2% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $210.7 million at March 31, 2016, a $5.6 million, or 2.6%, decrease since December 31, 2015. The decrease was due to partially funding new loan growth in 2016. At the end of March 2016, 73.3% of the securities available for sale were mortgage-backed, 23.9% were U.S. Government agencies and 2.4% were U.S. Treasuries, compared to 72.5%, 25.2% and 2.3%, respectively, at year-end 2015. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2016 were $969.7 million, a $5.7 million, or 0.6%, decrease when compared to the level at December 31, 2015. The decrease in total deposits was mainly due to reductions in municipal deposits impacted by tax collections resulting in declines in checking deposits of $9.2 million and time deposits of $6.9 million, which were offset by an increase in money market and savings deposits of $10.4 million.

Short-Term Borrowings

Short-term borrowings at March 31, 2016 and December 31, 2015 were $5.9 million and $6.7 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2016 and December 31, 2015, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $185 thousand for the first three months of 2016 compared to a net decrease in cash of $20.3 million for the first three months of 2015. The decline in cash and cash equivalents in 2016 was mainly due to a decline in noninterest-bearing deposits, new loan growth, and the purchase of available for sale securities. These cash outflows were almost entirely funded by proceeds from the sale of investment securities.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Banks had $13 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both March 31, 2016 and December 31, 2015. The Banks are also members of the FHLB, which provides another source of liquidity. Through the FHLB, the Banks had credit availability of approximately $135.6 million and $130.2 million at March 31, 2016 and December 31, 2015, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. CNB has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $3.1 million to $150.1 million at March 31, 2016 when compared to December 31, 2015 primarily due to current year’s earnings.

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer became effective as of January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of March 31, 2016 and December 31, 2015.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2016	ratio	ratio	capital ratio	capital ratio
Company	11.68%	15.90%	15.90%	16.95%
Talbot Bank	10.24%	13.69%	13.69%	14.74%
CNB	10.09%	13.71%	13.71%	14.78%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2015	ratio	Ratio	capital ratio	capital ratio
Company	11.29%	15.60%	15.60%	16.67%
Talbot Bank	9.72%	13.31%	13.31%	14.36%
CNB	9.88%	13.56%	13.56%	14.67%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2015 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2015.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2016 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2016.

There was no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the 2015 Annual Report. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2015 Annual Report.

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

SHORE BANCSHARES, INC.

Date: May 6, 2016	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Edward C. Allen
Edward C. Allen
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