Form 10-Q
period 2016-06-30
SHORE BANCSHARES INC
filed 2016-08-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,662,746 shares of common stock outstanding as of July 31, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$15,753	$15,080
Interest-bearing deposits with other banks	45,455	54,223
Federal funds sold	9	4,508
Cash and cash equivalents	61,217	73,811
Investment securities:
Available for sale, at fair value	195,681	212,165
Held to maturity, at amortized cost – fair value of $4,121 (2016) and $4,243 (2015)	3,995	4,191

Loans	821,079	795,114
Less: allowance for credit losses	(8,358)	(8,316)
Loans, net	812,721	786,798

Premises and equipment, net	16,708	16,864
Goodwill	11,931	11,931
Other intangible assets, net	1,145	1,211
Other real estate owned, net	1,897	4,252
Other assets	20,395	23,920
TOTAL ASSETS	$1,125,690	$1,135,143

LIABILITIES
Deposits:
Noninterest-bearing	$231,614	$229,686
Interest-bearing	729,480	745,778
Total deposits	961,094	975,464

Short-term borrowings	6,868	6,672
Other liabilities	5,407	6,040
TOTAL LIABILITIES	973,369	988,176

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized – 35,000,000; shares issued and outstanding – 12,654,849 (2016) and 12,631,160 (2015)	127	126
Additional paid in capital	63,995	63,815
Retained earnings	87,071	83,097
Accumulated other comprehensive income (loss)	1,128	(71)
TOTAL STOCKHOLDERS’ EQUITY	152,321	146,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,125,690	$1,135,143

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

INTEREST INCOME
Interest and fees on loans	$9,117	$8,581	$18,078	$17,072
Interest and dividends on investment securities:
Taxable	824	932	1,694	1,856
Tax-exempt	2	3	4	6
Interest on federal funds sold	2	-	5	1
Interest on deposits with other banks	58	26	130	52
Total interest income	10,003	9,542	19,911	18,987

INTEREST EXPENSE
Interest on deposits	617	856	1,278	1,757
Interest on short-term borrowings	3	3	7	8
Total interest expense	620	859	1,285	1,765

NET INTEREST INCOME	9,383	8,683	18,626	17,222
Provision for credit losses	375	540	825	1,190

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,008	8,143	17,801	16,032

NONINTEREST INCOME
Service charges on deposit accounts	870	658	1,683	1,292
Trust and investment fee income	364	450	715	919
Insurance agency commissions	1,941	1,932	4,700	4,407
Other noninterest income	866	748	1,484	1,255
Total noninterest income	4,041	3,788	8,582	7,873

NONINTEREST EXPENSE
Salaries and wages	4,422	4,393	8,899	8,706
Employee benefits	964	924	2,078	2,080
Occupancy expense	583	611	1,196	1,237
Furniture and equipment expense	248	233	483	488
Data processing	854	868	1,663	1,651
Directors’ fees	131	116	235	239
Amortization of other intangible assets	33	33	66	66
FDIC insurance premium expense	268	306	550	690
Write-downs of other real estate owned	66	54	73	81
Legal and professional fees	609	373	994	1,299
Other noninterest expenses	1,187	1,389	2,467	2,467
Total noninterest expense	9,365	9,300	18,704	19,004

INCOME BEFORE INCOME TAXES	3,684	2,631	7,679	4,901
Income tax expense	1,412	1,004	2,947	1,865

NET INCOME	$2,272	$1,627	$4,732	$3,036

Basic net income per common share	$0.18	$0.13	$0.37	$0.24
Diluted net income per common share	0.18	0.13	0.37	0.24
Dividends paid per common share	0.03	-	0.06	-

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$2,272	$1,627	$4,732	$3,036

Other comprehensive income
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	422	(1,723)	2,011	(495)
Tax effect	(170)	695	(812)	199
Net of tax amount	252	(1,028)	1,199	(296)

Total other comprehensive income (loss)	252	(1,028)	1,199	(296)
Comprehensive income	$2,524	$599	$5,931	$2,740

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2016	$126	$63,815	$83,097	$(71)	$146,967

Net income	-	-	4,732	-	4,732

Unrealized gains on available-for-sale securities, net of taxes	-	-	-	1,199	1,199

Common shares issued for employee stock- based awards	-	3	-	-	3

Stock-based compensation	1	177	-	-	178

Cash dividends declared	-	-	(758)	-	(758)

Balances, June 30, 2016	$127	$63,995	$87,071	$1,128	$152,321

Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net income	-	-	3,036	-	3,036

Unrealized (losses) on available-for-sale securities, net of taxes	-	-	-	(296)	(296)

Stock-based compensation	-	193	-	-	193

Balances, June 30, 2015	$126	$63,725	$79,531	$20	$143,402

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,732	$3,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	825	1,190
Depreciation and amortization	1,230	1,228
Discount accretion on debt securities	(16)	(47)
Stock-based compensation expense	178	193
Excess tax benefits from stock-based arrangements	(14)	(2)
Deferred income tax expense	2,438	1,582
Losses on disposals of premises and equipment	2	1
(Gains) Losses on sales of other real estate owned	(2)	47
Write-downs of other real estate owned	73	81
Net changes in:
Accrued interest receivable	(123)	143
Other assets	272	(783)
Accrued interest payable	(20)	(33)
Other liabilities	(614)	(676)
Net cash provided by operating activities	8,961	5,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	26,092	27,663
Purchases of investment securities available for sale	(8,143)	(20,773)
Proceeds from maturities and principal payments of investment securities held to maturity	192	112
Net change in loans	(26,750)	(31,750)
Purchases of premises and equipment	(317)	(969)
Proceeds from sales of other real estate owned	2,284	1,562
Net cash used in investing activities	(6,642)	(24,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	1,928	9,864
Interest-bearing deposits	(16,297)	(29,959)
Short-term borrowings	197	1,821
Proceeds from the issuance of common stock	3	2
Excess tax benefits from stock-based arrangements	14	-
Common stock dividends paid	(758)	-
Net cash used in financing activities	(14,913)	(18,272)
Net decrease in cash and cash equivalents	(12,594)	(36,467)
Cash and cash equivalents at beginning of period	73,811	96,223
Cash and cash equivalents at end of period	$61,217	$59,756

Supplemental cash flows information:
Interest paid	$1,303	$1,798
Income taxes paid	$523	$279
Transfers from loans to other real estate owned	$-	$497
Change in unrealized (gain)/loss on securities available for sale	$(1,893)	$105

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2016, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2016 and 2015, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2015 were derived from the 2015 audited financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2015. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Effective July 1, 2016, the Company’s two bank subsidiaries, The Talbot Bank of Easton Maryland and CNB were consolidated into one bank known as Shore United Bank. In these notes to the consolidated financial statements and the management discussion and analysis section, the term “the Bank” refers to Shore United Bank, unless the context requires stipulating results of the individual banks before the consolidation occurred.

Recent Accounting Standards

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after January 1, 2017. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” – ASU 2016-08 amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” – ASU 2016-10 amendments clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license. Attributes of a promised license define the scope of a customer’s right to use or right to access an entity’s intellectual property and, therefore, do not define whether the entity satisfies its performance obligation at a point in time or over time and do not create an obligation for the entity to transfer any additional rights to use or access its intellectual property. The Company is evaluating the impact that ASU 2014-09 and all amendments thereof will have on our consolidated financial statements.

ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2016, the Company has share-based payment awards that included performance targets that could be achieved after the requisite service period. The adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. The Company is evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

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

ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit losses, which will be more decision useful to users of the financial statements. It is not expected that an entity will need to create an economic forecast over the entire contractual life of long-dated financial assets. Therefore, the amendments will allow an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The amendments retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than a write-down. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and available-for sale securities. At this time, the Company will continue to evaluate the impact and implementation of this standard to meet the effective date for consolidated financial statements beginning in 2019.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$2,272	$1,627	$4,732	$3,036
Weighted average shares outstanding - Basic	12,648	12,629	12,642	12,627
Dilutive effect of common stock equivalents	17	9	15	9
Weighted average shares outstanding - Diluted	12,665	12,638	12,657	12,636
Earnings per common share - Basic	$0.18	$0.13	$0.37	$0.24
Earnings per common share - Diluted	$0.18	$0.13	$0.37	$0.24

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2016
U.S. Treasury	$5,011	$4	$-	$5,015
U.S. Government agencies	40,834	151	121	40,864
Mortgage-backed	147,299	2,001	158	149,142
Equity	644	16	-	660
Total	$193,788	$2,172	$279	$195,681

December 31, 2015
U.S. Treasury	$5,078	$1	$-	$5,079
U.S. Government agencies	49,630	89	190	49,529
Mortgage-backed	156,939	639	662	156,916
Equity	637	4	-	641
Total	$212,284	$733	$852	$212,165

Held-to-maturity securities:
June 30, 2016
U.S. Government agencies	$2,380	$3	$-	$2,383
States and political subdivisions	1,615	123	-	1,738
Total	$3,995	$126	$-	$4,121

December 31, 2015
U.S. Government agencies	$2,575	$-	$60	$2,515
States and political subdivisions	1,616	112	-	1,728
Total	$4,191	$112	$60	$4,243

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Available-for-sale securities:
U.S. Government agencies	$2,997	$3	$-	$118	$2,997	$121
Mortgage-backed	10,347	30	11,311	128	21,658	158
Total	$13,344	$33	$11,311	$246	$24,655	$279

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available-for-sale securities:
U.S. Government agencies	$18,981	$57	$-	$133	$18,981	$190
Mortgage-backed	43,881	328	21,263	334	65,144	662
Total	$62,862	$385	$21,263	$467	$84,125	$852

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,515	$60	$2,515	$60

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2016.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$20,031	$20,060	$210	$210
Due after one year through five years	23,065	23,151	501	544
Due after five years through ten years	10,075	10,173	402	449
Due after ten years	139,973	141,637	2,882	2,918
	193,144	195,021	3,995	4,121
Equity securities	644	660	-	-
Total	$193,788	$195,681	$3,995	$4,121

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware.

The following table provides information about the principal classes of the loan portfolio at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Construction	$81,148	$85,632
Residential real estate	320,041	307,063
Commercial real estate	345,713	330,253
Commercial	66,959	64,911
Consumer	7,218	7,255
Total loans	821,079	795,114
Allowance for credit losses	(8,358)	(8,316)
Total loans, net	$812,721	$786,798

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

A loan is considered a troubled debt restructuring (“TDR”) if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans are identified to be restructured when signs of impairment arise such as borrower interest rate reduction request, slowness to pay, or when an inability to repay becomes evident. The terms being offered are evaluated to determine if they are more liberal than those that would be indicated by policy or industry standards for similar, untroubled credits. In those situations where the terms or the interest rates are considered to be more favorable than industry standards or the current underwriting guidelines of the Company’s banking subsidiary, Shore United Bank (the “Bank”), the loan is classified as a TDR. All loans designated as TDRs are considered impaired loans and may be on either accrual or nonaccrual status. In instances where the loan has been placed on nonaccrual status, six consecutive months of timely payments are required prior to returning the loan to accrual status.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
June 30, 2016
Loans individually evaluated for impairment	$9,670	$9,719	$7,188	$192	$99	$-	$26,868
Loans collectively evaluated for impairment	71,478	310,322	338,525	66,767	7,119	-	794,211
Total loans	$81,148	$320,041	$345,713	$66,959	$7,218	$-	$821,079

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$764	$207	$276	$45	$-	$-	$1,292
Loans collectively evaluated for impairment	980	1,828	2,595	632	206	825	7,066
Total allowance for credit losses	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
December 31, 2015
Loans individually evaluated for impairment	$11,598	$7,945	$7,762	$161	$122	$-	$27,588
Loans collectively evaluated for impairment	74,034	299,118	322,491	64,750	7,133	-	767,526
Total loans	$85,632	$307,063	$330,253	$64,911	$7,255	$-	$795,114

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$619	$435	$340	$-	$7	$-	$1,401
Loans collectively evaluated for impairment	1,027	1,746	2,659	558	149	776	6,915
Total allowance for credit losses	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2016 and December 31, 2015. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment	Interest income recognized
June 30, 2016
Impaired nonaccrual loans:
Construction	$11,000	$2,562	$2,867	$739	$5,489	$6,353	$-
Residential real estate	5,886	4,046	1,579	134	3,914	3,103	-
Commercial real estate	2,832	1,777	409	121	2,058	2,308	-
Commercial	212	147	45	45	164	161	-
Consumer	99	99	-	-	106	114	-
Total	20,029	8,631	4,900	1,039	11,731	12,039	-

Impaired accruing TDRs:
Construction	4,241	3,449	792	25	4,244	4,142	43
Residential real estate	4,095	2,719	1,376	73	4,931	5,300	102
Commercial real estate	5,001	1,589	3,412	155	5,066	5,215	85
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	13,337	7,757	5,580	253	14,241	14,657	230

Total impaired loans:
Construction	15,241	6,011	3,659	764	9,733	10,495	43
Residential real estate	9,980	6,764	2,955	207	8,845	8,403	102
Commercial real estate	7,834	3,366	3,822	276	7,124	7,523	85
Commercial	212	147	45	45	164	161	-
Consumer	99	99	-	-	106	114	-
Total	$33,366	$16,387	$10,481	$1,292	$25,972	$26,696	$230

					June 30, 2015
(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Quarter-to- date average recorded investment	Year-to-date average recorded investment	Interest income recognized
December 31, 2015
Impaired nonaccrual loans:
Construction	$11,850	$4,647	$2,882	$588	$8,478	$8,169	$-
Residential real estate	2,563	1,773	487	208	2,041	2,159	-
Commercial real estate	2,988	1,813	209	9	2,707	2,698	-
Commercial	175	161	-	-	95	72	-
Consumer	128	98	23	7	123	123	-
Total	17,704	8,492	3,601	812	13,444	13,221	-

Impaired accruing TDRs:
Construction	4,069	3,266	803	31	4,109	4,064	40
Residential real estate	5,686	2,380	3,306	227	7,393	6,866	160
Commercial real estate	5,740	1,702	4,038	331	6,238	6,255	116
Commercial	-	-	-	-	41	43	-
Consumer	-	-	-	-	-	-	-
Total	15,495	7,348	8,147	589	17,781	17,228	316

Total impaired loans:
Construction	15,919	7,913	3,685	619	12,587	12,233	40
Residential real estate	8,249	4,153	3,793	435	9,434	9,025	160
Commercial real estate	8,728	3,515	4,247	340	8,945	8,953	116
Commercial	175	161	-	-	136	115	-
Consumer	128	98	23	7	123	123	-
Total	$33,199	$15,840	$11,748	$1,401	$31,225	$30,449	$316

The following tables provide a roll-forward for troubled debt restructurings as of June 30, 2016 and June 30, 2015.

(Dollars in thousands)	1/1/16 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	6/30/16 TDR Balance	Related Allowance
For the six months ended 6/30/2016
Accruing TDRs
Construction	$4,069	$-	$172	$-	$-	$-	$4,241	$25
Residential Real Estate	5,686	533	(350)	-	(1,595)	(179)	4,095	73
Commercial Real Estate	5,740	495	(659)	(117)	(458)	-	5,001	155
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$1,028	$(837)	$(117)	$(2,053)	$(179)	$13,337	$253

Nonaccrual TDRs
Construction	$4,960	$2,570	$(1,847)	$(254)	$-	$-	$5,429	$739
Residential Real Estate	445	-	(293)	-	1,595	-	1,747	72
Commercial Real Estate	-	-	-	(258)	458	-	200	112
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	(23)	-	-	-	-	-
Total	$5,428	$2,570	$(2,163)	$(512)	$2,053	$-	$7,376	$923

Total TDRs	$20,923	$3,598	$(3,000)	$(629)	$-	$(179)	$20,713	$1,176

(Dollars in thousands)	1/1/15 TDR Balance	New TDRs	Disbursements (Payments)	Charge offs	Reclassification/ Transfers In/(Out)	Payoffs	6/30/15 TDR Balance	Related Allowance
For the six months ended 6/30/2015
Accruing TDRs
Construction	$4,022	$-	$(39)	$-	$142	$-	$4,125	$35
Residential Real Estate	6,368	1,837	(245)	-	(78)	-	7,882	267
Commercial Real Estate	6,237	-	(9)	-	-	-	6,228	21
Commercial	47	-	(7)	-	-	-	40	-
Consumer	-	-	-	-	-	-	-	-
Total	$16,674	$1,837	$(300)	$-	$64	$-	$18,275	$323

Nonaccrual TDRs
Construction	$3,321	$-	$(100)	$(579)	$2,911	$-	$5,553	$661
Residential Real Estate	3,382	-	(18)	-	(2,911)	-	453	-
Commercial Real Estate	346	-	(4)	(40)	(302)	-	-	-
Commercial	-	-	-	-	-	-	-	-
Consumer	25	-	(1)	-	-	-	24	-
Total	$7,074	$-	$(123)	$(619)	$(302)	$-	$6,030	$661

Total TDRs	$23,748	$1,837	$(423)	$(619)	$(238)	$-	$24,305	$984

The following tables provide information on loans that were modified and considered TDRs during the six months ended June 30, 2016 and June 30, 2015.

(Dollars in thousands)	Number of contracts	Premodification outstanding recorded investment	Postmodification outstanding recorded investment	Related allowance
TDRs:
For the six months ended June 30, 2016
Construction	-	$-	$-	$-
Residential real estate	3	668	668	-
Commercial real estate	1	495	495	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$1,163	$1,163	$-

For the six months ended June 30, 2015
Construction	-	$-	$-	$-
Residential real estate	10	1,835	1,837	19
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	10	$1,835	$1,837	$19

During the three and six months ended June 30, 2016, there were four TDRs which were modified. The modifications to these TDRs consisted of reductions in principal, interest and rate as well as payment frequency for one of the TDRs.

The following tables provide information on TDRs that defaulted during the six months ended June 30, 2016 and June 30, 2015. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

(Dollars in thousands)	Number of contracts	Recorded investment	Related allowance
TDRs that subsequently defaulted:
For the six months ended June 30, 2016
Construction	1	$241	$-
Residential real estate	-	-	-
Commercial real estate	2	375	-
Commercial	-	-	-
Consumer	-	-	-
Total	3	$616	$-

TDRs that subsequently defaulted:
For the six months ended June 30, 2015
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	2	279	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$279	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses.

The following tables provide information on loan risk ratings as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
June 30, 2016
Construction	$67,567	$4,061	$9,520	$-	$81,148
Residential real estate	303,447	6,739	9,855	-	320,041
Commercial real estate	320,593	15,980	9,140	-	345,713
Commercial	65,795	733	431	-	66,959
Consumer	7,119	-	99	-	7,218
Total	$764,521	$27,513	$29,045	$-	$821,079

(Dollars in thousands)	Pass/Performing	Special mention	Substandard	Doubtful	Total
December 31, 2015
Construction	$70,214	$3,903	$11,515	$-	$85,632
Residential real estate	290,857	8,837	7,369	-	307,063
Commercial real estate	302,438	18,699	9,116	-	330,253
Commercial	63,628	1,075	208	-	64,911
Consumer	7,107	26	122	-	7,255
Total	$734,244	$32,540	$28,330	$-	$795,114

The following tables provide information on the aging of the loan portfolio as of June 30, 2016 and December 31, 2015.

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
June 30, 2016
Construction	$75,619	$-	$100	$-	$100	$5,429	$81,148
Residential real estate	311,432	934	2,050	-	2,984	5,625	320,041
Commercial real estate	342,536	731	260	-	991	2,186	345,713
Commercial	66,763	4	-	-	4	192	66,959
Consumer	7,094	19	-	6	25	99	7,218
Total	$803,444	$1,688	$2,410	$6	$4,104	$13,531	$821,079
Percent of total loans	97.9%	0.2%	0.3%	-%	0.5%	1.6%	100%

	Accruing
(Dollars in thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Nonaccrual	Total
December 31, 2015
Construction	$78,082	$21	$-	$-	$21	$7,529	$85,632
Residential real estate	300,563	2,139	2,102	-	4,241	2,259	307,063
Commercial real estate	327,370	-	861	-	861	2,022	330,253
Commercial	64,670	49	31	-	80	161	64,911
Consumer	7,107	13	6	7	26	122	7,255
Total	$777,792	$2,222	$3,000	$7	$5,229	$12,093	$795,114
Percent of total loans	97.8%	0.3%	0.4%	-%	0.7%	1.5%	100%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2016
Allowance for credit losses:
Beginning balance	$1,753	$2,014	$3,257	$585	$177	$523	$8,309

Charge-offs	(13)	(102)	(265)	(58)	(2)	-	(440)
Recoveries	10	33	10	57	4	-	114
Net charge-offs	(3)	(69)	(255)	(1)	2	-	(326)

Provision	(6)	90	(131)	93	27	302	375
Ending balance	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2015
Allowance for credit losses:
Beginning balance	$1,884	$2,124	$2,339	$441	$180	$830	$7,798

Charge-offs	(216)	(142)	(280)	(25)	(35)	-	(698)
Recoveries	104	121	2	35	15	-	277
Net charge-offs	(112)	(21)	(278)	10	(20)	-	(421)

Provision	80	215	555	54	8	(372)	540
Ending balance	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2016
Allowance for credit losses:
Beginning balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(254)	(118)	(503)	(125)	(10)	-	(1,010)
Recoveries	16	67	10	122	12	-	227
Net charge-offs	(238)	(51)	(493)	(3)	2	-	(783)

Provision	336	(95)	365	122	48	49	825
Ending balance	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

(Dollars in thousands)	Construction	Residential real estate	Commercial real estate	Commercial	Consumer	Unallocated	Total
For the six months ended June 30, 2015
Allowance for credit losses:
Beginning balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(579)	(257)	(320)	(149)	(45)	-	(1,350)
Recoveries	107	145	15	82	33	-	382
Net charge-offs	(472)	(112)	(305)	(67)	(12)	-	(968)

Provision	1,021	(404)	542	124	(49)	(44)	1,190
Ending balance	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.2 million and $581 thousand as of June 30, 2016 and December 31, 2015, respectively.

Note 5 – Other Assets

The Company had the following other assets at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonmarketable investment securities	$1,650	$1,621
Accrued interest receivable	2,581	2,458
Deferred income taxes	8,883	12,132
Prepaid expenses	1,161	1,039
Other assets	6,120	6,670
Total	$20,395	$23,920

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for credit losses	$3,338	$3,316
Reserve for off-balance sheet commitments	121	121
Net operating loss carry forward	6,080	9,069
Write-downs of other real estate owned	327	308
Deferred income	1,269	1,155
Unrealized losses on available-for-sale securities	-	48
Accrued expenses	892	946
AMT carryover	535	-
Other	176	191
Total deferred tax assets	12,738	15,154
Deferred tax liabilities:
Depreciation	218	271
Amortization on loans FMV adjustment	185	140
Purchase accounting adjustments	2,097	1,988
Deferred capital gain on branch sale	407	411
Unrealized gains on available-for-sale securities	763	-
Other	185	212
Total deferred tax liabilities	3,855	3,022
Net deferred tax assets	$8,883	$12,132

The Company’s deferred tax assets consist of net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. As of December 31, 2015, 18 years of the statutory period remain available to offset future taxable income. No valuation allowance on these deferred tax assets was recorded at June 30, 2016 and December 31, 2015 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014, 2015 and the first and second quarters of 2016 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $7.7 million and $11.5 million for the six months ended June 30, 2016 and year ended December 31, 2015, respectively, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past four years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Accrued interest payable	$87	$106
Other accounts payable	2,170	2,775
Deferred compensation liability	1,387	1,464
Other liabilities	1,763	1,695
Total	$5,407	$6,040

Note 7 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$66	$53	$177	$191
Proceeds from issuance of common stock	-	2	3	2

	June 30,
(Dollars in thousands)	2016	2015
Unrecognized stock-based compensation expense	$179	$96
Weighted average period unrecognized expense is expected to be recognized	0.8 years	0.6 years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2016 and 2015.

June 30, 2016	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	12,488	$8.74
Granted	23,239	11.47
Vested	(18,662)	9.63
Cancelled	-	-
Nonvested at end of period	17,065	$11.46

June 30, 2015	Number	Weighted Average Grant
	of Shares	Date Fair Value
Nonvested at beginning of period	14,251	$8.33
Granted	11,915	9.19
Vested	(13,678)	8.90
Cancelled	-	-
Nonvested at end of period	12,488	$8.34

The fair value of restricted stock awards that vested during the first six months of 2016 and 2015 was $180 thousand and $122 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2006 and 2016 Equity Plan for the six months ended June 30, 2016 and 2015.

June 30, 2016		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	61,327	$8.05
Granted	12,443	11.12
Exercised	(450)	6.64
Expired/Cancelled	-	-
Outstanding at end of period	73,320	$8.58

Exercisable at end of period	69,990	$8.46

June 30, 2015		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	27,108	$6.64
Granted	34,219	9.18
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	61,327	$8.05

Exercisable at end of period	27,108	$6.64

The weighted average fair value of stock options granted during 2016 was $5.03. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2016 and 2015.

24

	2016	2015
Dividend yield	0.73%	0%
Expected volatility	38.60%	32%
Risk-free interest rate	1.75%	1.97%
Expected contract life (in years)	10 years	7 years

At the end of the second quarter of 2016, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $232 thousand based on the $11.75 market value per share of the Company’s common stock at June 30, 2016. Similarly, the aggregate intrinsic value of the options exercisable was $230 thousand at June 30, 2016. The intrinsic value on options exercised in 2016 was $2 thousand based on the $11.35 market value per share of the Company’s common stock at February 8, 2016. Since there were no options exercised during the first six months of 2015, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At June 30, 2016, the weighted average remaining contract life of options outstanding was 5.7 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015.

(Dollars in thousands)	Accumulated net unrealized holding gains (losses) on available for sale securities	Total accumulated other comprehensive income (loss)
Balance, December 31, 2015	$(71)	$(71)
Other comprehensive income	1,199	1,199
Balance, June 30, 2016	$1,128	$1,128

Balance, December 31, 2014	$316	$316
Other comprehensive income	(296)	(296)
Balance, June 30, 2015	$20	$20

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015. No assets were transferred from one hierarchy level to another during the first six months of 2016 or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Securities available for sale:
U.S. Treasury	$5,015	$5,015	$-	$-
U.S. Government agencies	40,864	-	40,864	-
Mortgage-backed	149,142	-	149,142	-
Equity	660	-	660	-
Total	$195,681	$5,015	$190,666	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Securities available for sale:
U.S. Treasury	$5,079	$5,079	$-	$-
U.S. Government agencies	49,529	-	49,529	-
Mortgage-backed	156,916	-	156,916	-
Equity	641	-	641	-
Total	$212,165	$5,079	$207,086	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. At June 30, 2016 and December 31, 2015, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value less estimated costs to sell. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At June 30, 2016 and December 31, 2015, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015. No assets were transferred from one hierarchy level to another during the first six months of 2016 or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans
Construction	$8,906	$-	$8,906	$-
Residential real estate	9,512	-	9,512	-
Commercial real estate	6,912	-	6,912	-
Commercial	147	-	147	-
Consumer	99	-	99	-
Total impaired loans	25,576	-	25,576	-
Other real estate owned	1,897	-	1,897	-
Total assets measured at fair value on a nonrecurring basis	$27,473	$-	$27,473	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans
Construction	$10,979	$-	$10,979	$-
Residential real estate	7,510	-	7,510	-
Commercial real estate	7,422	-	7,422	-
Commercial	161	-	161	-
Consumer	115	-	115	-
Total impaired loans	26,187	-	26,187	-
Other real estate owned	4,252	-	4,252	-
Total assets measured at fair value on a nonrecurring basis	$30,439	$-	$30,439	$-

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

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$61,217	$61,217	$73,811	$73,811

Level 2 inputs
Investment securities held to maturity	$3,995	$4,121	$4,191	$4,243
Loans, net	812,721	816,765	786,798	788,187

Financial liabilities
Level 2 inputs
Deposits	$961,094	$930,514	$975,464	$922,161
Short-term borrowings	6,868	6,868	6,672	6,672

Note 10 – Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The following table provides information on commitments outstanding at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$213,900	$166,931
Letters of credit	6,786	7,087
Total	$220,686	$174,018

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

The following table includes selected financial information by business segments for the first six months of 2016 and 2015.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2016
Interest income	$19,785	$-	$126	$19,911
Interest expense	(1,285)	-	-	(1,285)
Provision for credit losses	(825)	-	-	(825)
Noninterest income	3,850	4,732	-	8,582
Noninterest expense	(10,691)	(3,435)	(4,578)	(18,704)
Net intersegment (expense) income	(3,979)	(367)	4,346	-
Income (loss) before taxes	6,855	930	(106)	7,679
Income tax (expense) benefit	(2,616)	(369)	38	(2,947)
Net income (loss)	$4,239	$561	$(68)	$4,732

Total assets	$1,097,433	$9,347	$18,910	$1,125,690

2015
Interest income	$18,887	$-	$100	$18,987
Interest expense	(1,765)	-	-	(1,765)
Provision for credit losses	(1,190)	-	-	(1,190)
Noninterest income	3,433	4,440	-	7,873
Noninterest expense	(10,823)	(3,491)	(4,690)	(19,004)
Net intersegment (expense) income	(3,920)	(401)	4,321	-
Income (loss) before taxes	4,622	548	(269)	4,901
Income tax (expense) benefit	(1,758)	(209)	102	(1,865)
Net income (loss)	$2,864	$339	$(167)	$3,036

Total assets	$1,059,857	$10,187	$14,308	$1,084,352

Note 12 – Subsequent Events

On July 1, 2016, the Company announced the consolidation of its two subsidiary banks, The Talbot Bank of Easton Maryland and CNB, headquartered in Centreville, Maryland, into one bank known as Shore United Bank. The consolidation was approved by State of Maryland and Federal Reserve Bank of Richmond in June 2016. As a $1.1 billion bank, Shore United Bank conducts business through 18 existing branches, a loan production office, and wealth management office throughout the Eastern Shore of Maryland, and Delaware. As of June 30, 2016, the total amount paid in relation to the consolidation was $267 thousand, which includes $154 in capital expenditures not placed in service until July 1, 2016.

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, formerly known as The Talbot Bank of Easton, Maryland, and CNB. The Bank operates 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial & Trust.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based on an analysis of each of its individual operating segments (i.e., the Bank and Insurance Subsidiaries). If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss.

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

OVERVIEW

The Company reported net income of $2.3 million for the second quarter of 2016, or diluted income per common share of $0.18, compared to net income of $1.6 million, or diluted income per common share of $0.13, for the second quarter of 2015. For the first quarter of 2016, the Company reported net income of $2.5 million, or diluted income per common share of $0.19. When comparing the second quarter of 2016 to the second quarter of 2015, the primary reasons for improved net income were increases in net interest income of $700 thousand and noninterest income of $253 thousand. Also contributing to the improved earnings was a decrease in the provision for credit losses of $165 thousand. When comparing the second quarter of 2016 to the first quarter of 2016, the lower net income was primarily attributable to slightly lower noninterest income due to insurance agency contingent commissions which are typically received in the first quarter of the year.

For the first six months of 2016, the Company reported net income of $4.7 million, or diluted income per common share of $0.37, compared to net income of $3.0 million, or diluted income per common share of $0.24, for the first six months of 2015. Earnings improved due to increases in net interest income of $1.4 million and noninterest income of $709 thousand. In addition, decreases in both the provision for credit losses and noninterest expense of $365 thousand and $300 thousand, respectively, contributed to the improved result.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $9.4 million for the second quarter of 2016 and $8.7 million for the second quarter of 2015. Tax-equivalent net interest income was $9.2 million for the first quarter of 2016. The increase in net interest income for the second quarter of 2016 when compared to the second quarter of 2015 was primarily due to an increase in average earning assets, almost entirely the result of an increase in average loans. Total average interest-bearing deposits exhibited an increase primarily in demand, money market and savings deposits, partially offset by a decline in time deposits resulting in a lower cost of funding.

The increase of $140 thousand in net interest income for the second quarter of 2016 when compared to the first quarter of 2016 was primarily due to an increase in average loans of $16.5 million resulting in $156 thousand in additional interest and fees on loans, coupled with a decline in volume of and rates paid on interest-bearing deposits. Further, the Company was able to change its asset composition by transitioning from lower yielding securities to higher yielding loans which positively impacted net interest income despite a decrease in the overall yield on loans. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.57% for the second quarter of 2016, compared to 3.50% for the first quarter of 2016 and 3.43% for the second quarter of 2015. The higher net interest margin for the second quarter of 2016 when compared to the second quarter of 2015 was due to an increase in average loans of $79.4 million resulting in $536 thousand in additional interest and fees on loans, compounded by lower volumes of and rates paid on time deposits.

On a tax-equivalent basis, interest income increased $714 thousand, or 8.2%, for the second quarter of 2016 when compared to the second quarter of 2015. The increase in interest income was due to a 4.5% increase in average balances of earning assets (i.e., loans, interest-bearing deposits with other banks, and federal funds sold) compounded by a 3 basis point increase in yields earned on average earning assets. Loans had the largest impact on the increase in interest income, due to an increase in the average balance of $79.4 million, or 10.9%, resulting in an increase in interest income of $536 thousand, or 6.2%. The balance on taxable investment securities decreased $37.1 million, or 15.4%, and corresponding interest income decreased $108 thousand, or 11.6%, compared to the second quarter of 2015, resulting in a favorable shift to higher yielding loans. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans. Tax-equivalent net interest income increased $142 thousand, or 1.5%, when compared to the first quarter of 2016, due to higher volume in average loans of $16.5 million.

Interest expense decreased $239 thousand, or 27.8%, when comparing the second quarter of 2016 to the second quarter of 2015. The decrease in interest expense was due to a 13 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) despite an increase in average balances of interest-bearing liabilities of $1.5 million. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended June 30, 2016, the rates paid on time deposits decreased 23 basis points and the average balances of these deposits decreased $37.6 million, or 11.8%, when compared to the same period last year, which reduced interest expense $247 thousand. A portion of this decline was offset primarily by increases in the average balance of demand, money market and savings deposits. Noninterest-bearing deposits increased $27.2 million when compared to the same period last year contributing to a lower cost of funding. When comparing the second quarter of 2016 to the first quarter of 2016, interest expense decreased $45 thousand, or 6.8%. The decline was primarily due to lower interest rates paid on and average balances of time deposits.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2016 and 2015.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$807,231	$9,149	4.56%	$727,800	$8,598	4.74%
Investment securities:
Taxable	204,147	824	1.61	241,254	932	1.55
Tax-exempt	210	3	5.30	430	4	4.21
Federal funds sold	2,910	2	0.34	2,931	-	0.09
Interest-bearing deposits	47,147	58	0.50	43,757	26	0.24
Total earning assets	1,061,645	10,036	3.80%	1,016,172	9,560	3.77%
Cash and due from banks	14,776			18,723
Other assets	54,699			59,045
Allowance for credit losses	(8,552)			(8,083)
Total assets	$1,122,568			$1,085,857

Interest-bearing liabilities
Demand deposits	$186,137	55	0.12%	$171,274	51	0.12%
Money market and savings deposits	261,495	86	0.13	238,173	81	0.14
Certificates of deposit $100,000 or more	129,544	221	0.69	152,478	370	0.97
Other time deposits	151,577	255	0.68	166,277	354	0.85
Interest-bearing deposits	728,753	617	0.34	728,202	856	0.47
Short-term borrowings	5,792	3	0.24	4,872	3	0.23
Total interest-bearing liabilities	734,545	620	0.34%	733,074	859	0.47%
Noninterest-bearing deposits	230,644			203,435
Other liabilities	6,109			6,082
Stockholders’ equity	151,270			143,266
Total liabilities and stockholders’ equity	$1,122,568			$1,085,857

Net interest spread		$9,415	3.46%		$8,701	3.30%
Net interest margin			3.57%			3.43%

Tax-equivalent adjustment
Loans		$32			$17
Investment securities		1			1
Total		$33			$18

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Tax-equivalent net interest income for the six months ended June 30, 2016 was $18.7 million, as seen in the table below. This represented an increase of $1.4 million, or 8.3%, when compared to the same period last year. The increase was mainly due to an increase in average earning assets of approximately $48.7 million and the decline in average interest-bearing deposits of $978 thousand. The volume on average loans increased $77.7 million overcoming the decline on yield of 21 basis points resulting in higher interest income of $1.0 million. The net interest margin improved by 10 basis points to 3.53% for the first half of 2016 from the 3.43% for the first half of 2015.

On a tax-equivalent basis, interest income was $20.0 million for the first six months of 2016, an increase of $948 thousand, or 5.0%, when compared to the first six months of 2015, mainly due to the higher volume in loans. For the first six months of 2016, average loans increased 10.8%, while average taxable securities decreased 13.6% resulting in a transition from lower to higher yielding assets.

Interest expense was $1.3 million for the six months ended June 30, 2016, a decrease of $479 thousand, or 27.1%, when compared to the same period last year. Average interest-bearing liabilities decreased $1.1 million, or less than 1.0%, while rates paid declined 13 basis points to 0.35% primarily due to a decline in time deposit activity.

For the first six months of 2016, the average balance of time deposits decreased $38.6 million, or 12.0%, when compared to the same period last year, and the average rate paid on these deposits declined 23 basis points, which reduced interest expense $494 thousand. For the six months ended June 30, 2016, the average balance of money market and savings deposits increased $22.1 million, or 9.3%, when compared to the same period last year, and the average rate paid on these deposits decreased 1 basis point, which increased interest expense $9 thousand. Noninterest bearing deposits increased $33.1 million when compared to the same period last year providing a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$799,004	$18,139	4.57%	$721,326	$17,108	4.78%
Investment securities:
Taxable	209,462	1,694	1.62	242,554	1,856	1.53
Tax-exempt	210	6	5.30	431	9	4.20
Federal funds sold	3,275	5	0.34	2,866	1	0.09
Interest-bearing deposits	51,628	130	0.51	47,661	52	0.22
Total earning assets	1,063,579	19,974	3.78%	1,014,838	19,026	3.78%
Cash and due from banks	15,491			19,989
Other assets	55,868			59,823
Allowance for credit losses	(8,535)			(8,026)
Total assets	$1,126,403			$1,086,624

Interest-bearing liabilities
Demand deposits	$189,612	115	0.12%	$174,156	108	0.12%
Money market and savings deposits	260,105	172	0.13	237,965	163	0.14
Certificates of deposit $100,000 or more	130,978	455	0.70	154,306	756	0.99
Other time deposits	152,675	536	0.71	167,921	730	0.88
Interest-bearing deposits	733,370	1,278	0.35	734,348	1,757	0.48
Short-term borrowings	6,017	7	0.24	6,100	8	0.25
Total interest-bearing liabilities	739,387	1,285	0.35%	740,448	1,765	0.48%
Noninterest-bearing deposits	230,824			197,697
Other liabilities	6,041			5,900
Stockholders’ equity	150,151			142,579
Total liabilities and stockholders’ equity	$1,126,403			$1,086,624

Net interest spread		$18,688	3.43%		$17,261	3.30%
Net interest margin			3.53%			3.43%

Tax-equivalent adjustment
Loans		$61			$36
Investment securities		2			3
Total		$63			$39

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2016 increased $253 thousand, or 6.7%, when compared to the second quarter of 2015. The increase from the second quarter of 2015 was due to higher service charges on deposit accounts of $212 thousand, partially offset by a decline in trust and investment fee income of $86 thousand. Noninterest income decreased $500 thousand when compared to the first quarter of 2016 mainly due to higher insurance agency commissions from contingency payments which are typically received in the first quarter of each year based on the prior year’s performance. Total noninterest income for the six months ended June 30, 2016 increased $709 thousand, or 9.0%, when compared to the same period in 2015. The increase in noninterest income primarily consists of increases in service charges on deposit accounts of $391 thousand, insurance agency commissions of $293 thousand and other noninterest income of $229 thousand, partially offset by a decline in trust and investment fee income of $204 thousand. The increase in other noninterest income consisted of bank service and loan fees of $136 thousand.

Noninterest Expense

Total noninterest expense for the second quarter of 2016 increased $65 thousand, or 0.7%, when compared to the second quarter of 2015 and increased $26 thousand, or 0.3%, when compared to the first quarter of 2016. The increase from the second quarter of 2015 was primarily due to an increase in legal and professional fees of $236 thousands, salary and wages of $29 thousand and employee benefits of $40 thousand. These increases were partially offset by a decline in FDIC insurance premiums of $38 thousand due to the regulatory upgrade of the Talbot Bank in April of 2015. The increase in noninterest expense compared to the first quarter of 2016 was primarily due to an increase in legal and professional fees in connection with the consolidation of our two former bank subsidiaries, The Talbot Bank of Easton and CNB. Offsetting this increase were decreases in salaries and wages and employee benefits which are typically higher in the first quarter due to meeting maximum thresholds for certain payroll taxes, federal and state unemployment insurance, and 401(k) contributions.

Total noninterest expense for the six months ended June 30, 2016 decreased $300 thousand, or 1.6%, when compared to the same period in 2015. The decrease was primarily due to a decline in legal and professional fees of $305 thousand and reduced FDIC insurance premiums of $140 thousand, partially offset by an increase in salaries and wages of $193 thousand. The increased legal and professional fees in 2015 were the direct result of management outsourcing its internal audit function which resulted in significant implementation costs. The lower FDIC insurance premiums over the prior period are the direct result of the upgraded regulatory status and financial performance of The Talbot Bank of Easton in the second quarter of 2015. Salaries and wages increased due to pay increases and bonus incentives.

Income Taxes

For the second quarter of 2016 and 2015, the Company reported income tax expense of $1.4 million and $1.0 million, respectively, while the effective tax rate was 38.3% and 38.2%, respectively. The increase in tax rates for the second quarter of 2016 when compared to the same period in 2015 was due to higher levels of taxable income resulting in an increase in AMT taxes on a consolidated basis. Income taxes for the six months ended June 30, 2016 increased $1.1 million, or 58.0%, when compared to the same period in 2015. The increase was primarily due to higher taxable income of $4.0 million and an increase in tax rates from 38.1% in the prior period to 38.4% for the 2016 period.

The Company has net operating loss carryforwards ("NOLs") for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the Company’s public offer and sale of its common stock (the “stock sale”) in June, 2014 and other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 40% for the three-year period ended June 30, 2016. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $821.1 million at June 30, 2016 and $795.1 million at December 31, 2015, an increase of $26.0 million, or 3.3%. Residential and commercial real estate categories experienced the most significant increases with $13.0 and $15.5 million, respectively. Further, the commercial category increased $2.0 million, offset by a decline in the construction category of $4.5 million. Loans included deferred costs, net of deferred fees, of $298 thousand at June 30, 2016 and $357 thousand at December 31, 2015. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $81.1 million, or 9.9% of total loans, at June 30, 2016, slightly lower than the $85.6 million, or 10.8% of total loans at December 31, 2015. Commercial real estate loans were $345.7 million, or 42.1% of total loans, at June 30, 2016, compared to $330.3 million, or 41.5% of total loans at December 31, 2015.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2016 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 193.8% of total risk based capital. Construction, land and land development loans represent 65.6% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

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

The provision for credit losses was $375 thousand for the second quarter of 2016, $540 thousand for the second quarter of 2015 and $450 thousand for the first quarter of 2016. The lower level of provision for credit losses when comparing the second quarter of 2016 to the second quarter of 2015 was primarily due to decreases in net charge-offs and nonaccrual loans. The lower level of provision for credit losses when comparing the second quarter of 2016 to the first quarter of 2016 was primarily due to a decline in net charge-offs. The provision for credit losses for the first six months of 2016 declined to $825 thousand from $1.2 million for the first six months of 2015 due to improved credit quality in the loan portfolio.

Net charge-offs were $326 thousand for the second quarter of 2016 and $421 thousand for the second quarter of 2015. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality and reduce problem loans. The allowance for credit losses as a percentage of period-end loans was 1.02% as of June 30, 2016, 1.05% as of December 31, 2015 and 1.07% as of June 30, 2015. Net charge-offs were $783 thousand and $968 thousand for the first six months of 2016 and 2015, respectively. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2016.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2016 and 2015.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance balance – beginning of period	$8,309	$7,798	$8,316	$7,695
Charge-offs:
Construction	(13)	(216)	(254)	(579)
Residential real estate	(102)	(142)	(118)	(257)
Commercial real estate	(265)	(280)	(503)	(320)
Commercial	(58)	(25)	(125)	(149)
Consumer	(2)	(35)	(10)	(45)
Totals	(440)	(698)	(1,010)	(1,350)
Recoveries:
Construction	10	104	16	107
Residential real estate	33	121	67	145
Commercial real estate	10	2	10	15
Commercial	57	35	122	82
Consumer	4	15	12	33
Totals	114	277	227	382
Net charge-offs	(326)	(421)	(783)	(968)
Provision for credit losses	375	540	825	1,190
Allowance balance – end of period	$8,358	$7,917	$8,358	$7,917

Average loans outstanding during the period	$807,231	$727,800	$799,004	$721,326
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.16%	0.23%	0.20%	0.27%
Allowance for credit losses at period end as a percentage of average loans	1.04%	1.09%	1.05%	1.10%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $918 thousand to $15.4 million at June 30, 2016 from $16.4 million at December 31, 2015, primarily due to decreases in other real estate owned of $2.4 million, offset by an increase in nonaccrual loans of $1.4 million. Accruing TDRs decreased $2.2 million to $13.3 million at June 30, 2016 from $15.5 million at December 31, 2015. Nonaccrual loans increased $1.4 million to $13.5 million at June 30, 2016 from $12.1 million at December 31, 2015, primarily due to an increase in nonaccrual residential real estate loans of $3.4 million consisting of two borrowers, partially offset by a decrease in nonaccrual construction loans of $2.1 million. The ratio of nonaccrual loans to total loans increased to 1.65% at June 30, 2016 from 1.52% at December 31, 2015.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming assets
Nonaccrual loans
Construction	$5,429	$7,529
Residential real estate	5,625	2,259
Commercial real estate	2,186	2,022
Commercial	192	161
Consumer	99	122
Total nonaccrual loans	13,531	12,093
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	6	7
Total loans 90 days or more past due and still accruing	6	7
Other real estate owned	1,897	4,252
Total nonperforming assets	$15,434	$16,352

Accruing TDRs
Construction	$4,241	$4,069
Residential real estate	4,095	5,686
Commercial real estate	5,001	5,740
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$13,337	$15,495

Total nonperforming assets and accruing TDRs	$28,771	$31,847
As a percent of total loans:
Nonaccrual loans	1.65%	1.52%
Accruing TDRs	1.62%	1.95%
Nonaccrual loans and accruing TDRs	3.27%	3.47%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.88%	2.05%
Nonperforming assets and accruing TDRs	3.50%	3.98%

As a percent of total assets:
Nonaccrual loans	1.20%	1.07%
Nonperforming assets	1.37%	1.44%
Accruing TDRs	1.18%	1.37%
Nonperforming assets and accruing TDRs	2.55%	2.81%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2016 and December 31, 2015, 98% of the portfolio was classified as available for sale and 2% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $199.7 million at June 30, 2016, a $16.7 million, or 7.7%, decrease since December 31, 2015. The decrease was due to partially funding new loan growth in 2016. At the end of June 2016, 76.2% of the securities available for sale were mortgage-backed, 20.9% were U.S. Government agencies and 2.6% were U.S. Treasuries, compared to 72.5%, 25.2% and 2.3%, respectively, at year-end 2015. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2016 were $961.1 million, a $14.4 million, or 1.5%, decrease when compared to the level at December 31, 2015. The decrease in total deposits was mainly due to reductions in municipal deposits impacted by tax collections resulting in declines in checking deposits of $25.5 million, offset by an increase in money market and savings deposits of $19.5 million. In addition, time deposits declined $10.3 million due to the decreasing rate environment.

Short-Term Borrowings

Short-term borrowings at June 30, 2016 and December 31, 2015 were $6.9 million and $6.7 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2016 and December 31, 2015, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $12.6 million for the first half of 2016 compared to a net decrease in cash of $36.5 million for the first half of 2015. The decline in cash and cash equivalents in 2016 was mainly due to a decline in interest-bearing deposits, new loan growth, and the purchase of available for sale securities. These cash outflows were almost entirely funded by proceeds from the sale of investment securities.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $13 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both June 30, 2016 and December 31, 2015. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $159.2 million and $130.2 million at June 30, 2016 and December 31, 2015, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $5.4 million to $152.3 million at June 30, 2016 when compared to December 31, 2015 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc., Talbot Bank and CNB as of June 30, 2016 and December 31, 2015.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2016	ratio	ratio	capital ratio	capital ratio
Company	12.04%	15.89%	15.89%	16.93%
Talbot Bank	10.79%	14.02%	14.02%	15.05%
CNB	10.28%	13.53%	13.53%	14.57%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2015	ratio	Ratio	capital ratio	capital ratio
Company	11.29%	15.55%	15.55%	16.61%
Talbot Bank	9.72%	13.25%	13.25%	14.30%
CNB	9.88%	13.53%	13.53%	14.63%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2016 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2016.

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

SHORE BANCSHARES, INC.

Date: August 9, 2016	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Edward C. Allen
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

