Form 10-Q
period 2016-09-30
SHORE BANCSHARES INC
filed 2016-11-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,664,797 shares of common stock outstanding as of October 31, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and due from banks	$17,896	$15,080
Interest-bearing deposits with other banks	57,203	54,223
Federal funds sold	26	4,508
Cash and cash equivalents	75,125	73,811
Investment securities:
Available-for-sale, at fair value	174,788	212,165
Held to maturity, at amortized cost - fair value of $3,931 (2016)
and $4,243 (2015)	3,809	4,191

Loans	860,553	795,114
Less: allowance for credit losses	(8,614)	(8,316)
Loans, net	851,939	786,798

Premises and equipment, net	16,680	16,864
Goodwill	11,931	11,931
Other intangible assets, net	1,112	1,211
Other real estate owned, net	2,197	4,252
Other assets	20,285	23,920
TOTAL ASSETS	$1,157,866	$1,135,143

LIABILITIES
Deposits:
Noninterest-bearing	$256,559	$229,686
Interest-bearing	735,736	745,778
Total deposits	992,295	975,464

Short-term borrowings	5,000	6,672
Other liabilities	5,736	6,040
TOTAL LIABILITIES	1,003,031	988,176

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,662,746 (2016) and
12,631,160 (2015)	127	126
Additional paid in capital	64,129	63,815
Retained earnings	89,102	83,097
Accumulated other comprehensive income (loss)	1,477	(71)
TOTAL STOCKHOLDERS' EQUITY	154,835	146,967
TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY	$1,157,866	$1,135,143

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

INTEREST INCOME
Interest and fees on loans	$9,398	$8,912	$27,476	$25,984
Interest and dividends on investment securities:
Taxable	754	892	2,448	2,748
Tax-exempt	2	2	6	8
Interest on federal funds sold	1	1	6	2
Interest on deposits with other banks	81	30	211	82
Total interest income	10,236	9,837	30,147	28,824

INTEREST EXPENSE
Interest on deposits	574	824	1,852	2,581
Interest on short-term borrowings	4	3	11	11
Total interest expense	578	827	1,863	2,592

NET INTEREST INCOME	9,658	9,010	28,284	26,232
Provision for credit losses	605	410	1,430	1,600

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	9,053	8,600	26,854	24,632

NONINTEREST INCOME
Service charges on deposit accounts	899	769	2,582	2,061
Trust and investment fee income	358	360	1,073	1,279
Insurance agency commissions	2,054	2,107	6,754	6,514
Other noninterest income	696	669	2,180	1,924
Total noninterest income	4,007	3,905	12,589	11,778

NONINTEREST EXPENSE
Salaries and wages	4,346	4,468	13,245	13,174
Employee benefits	1,009	935	3,087	3,015
Occupancy expense	643	600	1,839	1,837
Furniture and equipment expense	245	223	728	711
Data processing	976	800	2,639	2,451
Directors' fees	120	117	355	356
Amortization of other intangible assets	33	34	99	100
FDIC insurance premium expense	104	243	654	933
Write-downs of other real estate owned	2	7	75	88
Legal and professional	440	641	1,434	1,940
Other noninterest expenses	1,299	1,328	3,766	3,795
Total noninterest expense	9,217	9,396	27,921	28,400

INCOME BEFORE INCOME TAXES	3,843	3,109	11,522	8,010
Income tax expense	1,432	1,200	4,379	3,065

NET INCOME	$2,411	$1,909	$7,143	$4,945

Basic net income per common share	$0.19	$0.15	$0.56	$0.39
Diluted net income per common share	0.19	0.15	0.56	0.39
Dividends paid per common share	0.03	0.02	0.09	0.02

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)
	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Income	$2,411	$1,909	$7,143	$4,945

Other comprehensive income
Securities available for sale:
Unrealized holding gains on available-for-sale-securities	617	1,319	2,628	824
Tax effect	(250)	(532)	(1,062)	(333)
Reclassification of (gains) recognized
in net income	(31)	-	(31)	-
Tax effect	13	-	13	-
Net of tax amount	349	787	1,548	491

Total other comprehensive income	349	787	1,548	491
Comprehensive income	$2,760	$2,696	$8,691	$5,436

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income(Loss)	Equity

Balances, January 1, 2016	$126	$63,815	$83,097	$(71)	$146,967

Net Income	-	-	7,143	-	7,143

Unrealized gains on available-for-sale
securities, net of taxes	-	-	-	1,548	1,548

Common shares issued for employee stock-
based awards	-	53	-	-	53

Stock-based compensation	1	261	-	-	262

Cash dividends declared	-	-	(1,138)	-	(1,138)

Balances, September 30, 2016	$127	$64,129	$89,102	$1,477	$154,835

Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net Income	-	-	4,945	-	4,945

Unrealized gains on available-for-sale
securities, net of taxes	-	-	-	491	491

Stock-based compensation	-	235	-	-	235

Cash dividends declared	-	-	(253)	-	(253)

Balances, September 30, 2015	$126	$63,767	$81,187	$807	$145,887

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,143	$4,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,430	1,600
Depreciation and amortization	1,856	1,845
Discount accretion on debt securities	(17)	(83)
Stock-based compensation expense	262	232
Excess tax benefits from stock-based arrangements	(26)	(3)
Deferred income tax expense	4,008	2,640
(Gains) on sales of securities	(31)	-
Losses on sales of other real estate owned	125	47
Write-downs of other real estate owned	75	88
Net changes in:
Accrued interest receivable	(15)	46
Other assets	(1,602)	(1,120)
Accrued interest payables	(32)	(38)
Other liabilities	(272)	(71)
Net cash provided by operating activities	12,904	10,128

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities
available for sale	47,373	40,573
Proceeds from sales of securities available for sale	3,961	-
Purchases of investment securities available for sale	(12,142)	(24,830)
Proceeds from maturities and principal payments of investment securities
held to maturity	376	432
Net change in loans	(68,171)	(68,448)
Purchases of premises and equipment	(542)	(1,362)
Proceeds from sales of other real estate owned	3,454	1,605
Net cash used in investing activities	(25,691)	(52,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	26,874	27,131
Interest-bearing deposits	(10,042)	(16,701)
Short-term borrowings	(1,672)	1,672
Proceeds from the issuance of common stock	53	3
Excess tax benefits from stock-based arrangements	26	3
Common stock dividends paid	(1,138)	(253)
Net cash provided by financing activities	14,101	11,855
Net increase (decrease) in cash and cash equivalents	1,314	(30,047)
Cash and cash equivalents at beginning of period	73,811	96,223
Cash and cash equivalents at end of period	$75,125	$66,176

Supplemental cash flows information:
Interest paid	$1,895	$2,630
Income taxes paid	$588	$368
Transfers from loans to other real estate owned	$1,599	$934
Change in unrealized (gains) on securities available for sale	$(2,477)	$(1,353)

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2016, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2016 and 2015, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2015 were derived from the 2015 audited financial statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2015. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

Recent Accounting Standards

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after January 1, 2017. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date ” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” – ASU 2016-08 amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” – ASU 2016-10 amendments clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license. Attributes of a promised license define the scope of a customer’s right to use or right to access an entity’s intellectual property and, therefore, do not define whether the entity satisfies its performance obligation at a point in time or over time and do not create an obligation for the entity to transfer any additional rights to use or access its intellectual property. The Company is evaluating the impact that ASU 2014-09 and all amendments thereof will have on our consolidated financial statements.

ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of September 30, 2016, the Company has share-based payment awards that included performance targets that could be achieved after the requisite service period. The adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statement , and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. The Company is evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit losses, which will be more decision useful to users of the financial statements. It is not expected that an entity will need to create an economic forecast over the entire contractual life of long-dated financial assets. Therefore, the amendments will allow an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The amendments retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than a write-down. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and available-for sale securities. At this time, the Company will continue to evaluate the impact and implementation of this standard to meet the effective date for consolidated financial statements beginning in 2019.

ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015

Net Income	$2,411	$1,909	$7,143	$4,945
Weighted average shares outstanding - Basic	12,661	12,630	12,648	12,627
Dilutive effect of common stock equivalents	15	10	15	10
Weighted average shares outstanding - Diluted	12,676	12,640	12,663	12,637
Earnings per common share - Basic	$0.19	$0.15	$0.56	$0.39
Earnings per common share - Diluted	$0.19	$0.15	$0.56	$0.39

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2016
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	32,423	118	111	32,430
Mortgage-backed	139,240	2,558	103	141,695
Equity	648	15	-	663
Total	$172,311	$2,691	$214	$174,788

December 31, 2015
U.S. Treasury	$5,078	$1	$-	$5,079
U.S. Government agencies	49,630	89	190	49,529
Mortgage-backed	156,939	639	662	156,916
Equity	637	4	-	641
Total	$212,284	$733	$852	$212,165

Held-to-maturity securities:
September 30, 2016
U.S. Government agencies	$2,194	$10	$-	$2,204
States and political subdivisions	1,615	112	-	1,727
Total	$3,809	$122	$-	$3,931

December 31, 2015
U.S. Government agencies	$2,575	$-	$60	$2,515
States and political subdivisions	1,616	112	-	1,728
Total	$4,191	$112	$60	$4,243

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Available-for-sale securities:
U.S. Government agencies	$3,005	$-	$-	$111	$3,005	$111
Mortgage-backed	3,993	1	10,766	102	14,759	103
Total	$6,998	$1	$10,766	$213	$17,764	$214

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Available-for-sale securities:
U.S. Government agencies	$18,981	$57	$-	$133	$18,981	$190
Mortgage-backed	43,881	328	21,263	334	65,144	662
Total	$62,862	$385	$21,263	$467	$84,125	$852

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,515	$60	$2,515	$60

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2016.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,025	$13,053	$210	$210
Due after one year through five years	17,011	17,078	501	541
Due after five years through ten years	7,432	7,507	402	441
Due after ten years	134,195	136,487	2,696	2,739
	171,663	174,125	3,809	3,931
Equity securities	648	663	-	-
Total	$172,311	$174,788	$3,809	$3,931

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware.

The following table provides information about the principal classes of the loan portfolio at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Construction	$79,205	$85,632
Residential real estate	324,473	307,063
Commercial real estate	378,806	330,253
Commercial	70,920	64,911
Consumer	7,149	7,255
Total loans	860,553	795,114
Allowance for credit losses	(8,614)	(8,316)
Total loans, net	$851,939	$786,798

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2016 and December 31, 2015.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
September 30, 2016
Loans individually
evaluated for impairment	$9,554	$7,928	$7,145	$36	$99	$-	$24,762
Loans collectively
evaluated for impairment	69,651	316,545	371,661	70,884	7,050	-	835,791
Total loans	$79,205	$324,473	$378,806	$70,920	$7,149	$-	$860,553

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$831	$179	$201	$-	$-	$-	$1,211
Loans collectively
evaluated for impairment	1,187	1,901	2,986	917	154	258	7,403
Total loans	$2,018	$2,080	$3,187	$917	$154	$258	$8,614

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
December 31, 2015
Loans individually
evaluated for impairment	$11,598	$7,946	$7,762	$161	$121	$-	$27,588
Loans collectively
evaluated for impairment	74,034	299,117	322,491	64,750	7,134	-	767,526
Total loans	$85,632	$307,063	$330,253	$64,911	$7,255	$-	$795,114

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$619	$435	$340	$-	$7	$-	$1,401
Loans collectively
evaluated for impairment	1,027	1,746	2,659	558	149	776	6,915
Total loans	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2016 and December 31, 2015. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded		Quarter-to-date	Year-to-date
	Unpaid	investment	investment		average	average	Interest
	principal	with no	with an	Related	recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
September 30, 2016
Impaired nonaccrual loans:
Construction	$10,943	$2,495	$2,860	$810	$5,361	$6,022	$-
Residential real estate	4,152	2,213	1,613	25	4,012	3,406	-
Commercial real estate	2,822	1,974	200	112	2,177	2,265	-
Commercial	48	36	-	-	108	143	-
Consumer	99	99	-	-	99	109	-
Total	$18,064	$6,817	$4,673	$947	$11,757	$11,945	$-

Impaired accruing TDRs:
Construction	$4,199	$3,485	$714	$21	$4,213	$4,166	$74
Residential real estate	4,102	2,892	1,210	154	4,100	4,900	149
Commercial real estate	4,971	1,583	3,388	89	4,982	5,137	127
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$13,272	$7,960	$5,312	$264	$13,295	$14,203	$350

Total impaired loans:
Construction	$15,142	$5,980	$3,574	$831	$9,574	$10,188	$74
Residential real estate	8,254	5,105	2,823	179	8,112	8,306	149
Commercial real estate	7,793	3,557	3,588	201	7,159	7,402	127
Commercial	48	36	-	-	108	143	-
Consumer	99	99	-	-	99	109	-
Total	$31,336	$14,777	$9,985	$1,211	$25,052	$26,148	$350

					September 30, 2015
		Recorded	Recorded		Quarter-to-date	Year-to-date
	Unpaid	investment	investment		average	average	Interest
	principal	with no	with an	Related	recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2015
Impaired nonaccrual loans:
Construction	$11,850	$4,647	$2,882	$588	$8,025	$8,121	$-
Residential real estate	2,563	1,773	487	208	3,812	2,710	-
Commercial real estate	2,988	1,813	209	9	2,137	2,511	-
Commercial	175	161	-	-	170	105	-
Consumer	128	98	23	7	123	123	-
Total	$17,704	$8,492	$3,601	$812	$14,267	$13,570	$-

Impaired accruing TDRs:
Construction	$4,069	$3,266	$803	$31	$4,099	$4,076	$65
Residential real estate	5,686	2,380	3,306	227	7,520	7,084	250
Commercial real estate	5,740	1,702	4,038	331	5,687	6,065	194
Commercial	-	-	-	-	27	38	1
Consumer	-	-	-	-	-	-	-
Total	$15,495	$7,348	$8,147	$589	$17,333	$17,263	$510

Total impaired loans:
Construction	$15,919	$7,913	$3,685	$619	$12,124	$12,197	$65
Residential real estate	8,249	4,153	3,793	435	11,332	9,794	250
Commercial real estate	8,728	3,515	4,247	340	7,824	8,576	194
Commercial	175	161	-	-	197	143	1
Consumer	128	98	23	7	123	123	-
Total	$33,199	$15,840	$11,748	$1,401	$31,600	$30,833	$510

The following tables provide a roll-forward for troubled debt restructurings as of September 30, 2016 and September 30, 2015.

	1/1/2016						9/30/2016
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2016
Accruing TDRs
Construction	$4,069	$-	$130	$-	$-	$-	$4,199	$21
Residential real estate	5,686	565	(375)	-	(1,595)	(179)	4,102	154
Commercial real estate	5,740	495	(689)	(117)	(458)	-	4,971	89
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$1,060	$(934)	$(117)	$(2,053)	$(179)	$13,272	$264

Nonaccrual TDRs
Construction	$4,960	$2,570	$(2,012)	$(263)	$-	$-	$5,255	$810
Residential real estate	445	-	(294)	-	1,595	-	1,746	25
Commercial real estate	-	-	-	(258)	458	-	200	112
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	(23)	-	-	-	-	-
Total	$5,428	$2,570	$(2,329)	$(521)	$2,053	$-	$7,201	$947

Total	$20,923	$3,630	$(3,263)	$(638)	$-	$(179)	$20,473	$1,211

	1/1/2015						9/30/2015
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2015
Accruing TDRs
Construction	$4,022	$-	$(83)	$-	$142	$-	$4,081	$33
Residential real estate	6,368	1,837	(206)	-	(1,324)	-	6,675	207
Commercial real estate	6,237	-	(562)	-	-	-	5,675	180
Commercial	47	-	(6)	-	(41)	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$16,674	$1,837	$(857)	$-	$(1,223)	$-	$16,431	$420

Nonaccrual TDRs
Construction	$3,321	$-	$(207)	$(1,058)	$2,911	$-	$4,967	$643
Residential real estate	3,382	-	(21)	-	(2,911)	-	450	89
Commercial real estate	346	-	(4)	(40)	(302)	-	-	-
Commercial	-	-	-	-	-	-	-	-
Consumer	25	-	(2)	-	-	-	23	-
Total	$7,074	$-	$(234)	$(1,098)	$(302)	$-	$5,440	$732

Total	$23,748	$1,837	$(1,091)	$(1,098)	$(1,525)	$-	$21,871	$1,152

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2016 and September 30, 2015.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For nine months ended
September 30, 2016
Construction	-	$-	$-	$-
Residential real estate	3	667	699	-
Commercial real estate	1	495	495	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$1,162	$1,194	$-

For nine months ended
September 30, 2015
Construction	-	$-	$-	$-
Residential real estate	10	1,835	1,837	19
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	10	$1,835	$1,837	$19

During the nine months ended September 30, 2016, there were four TDRs which were modified. The modifications to these TDRs consisted of reductions in principal, interest and rate as well as payment frequency for one of the TDRs.

The following tables provide information on TDRs that defaulted during the nine months ended September 30, 2016 and September 30, 2015. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For nine months ended
September 30, 2016
Construction	1	$241	$-
Residential real estate	-	-	-
Commercial real estate	2	375	-
Commercial	-	-	-
Consumer	-	-	-
Total	3	$616	$-

For nine months ended
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

The following tables provide information on loan risk ratings as of September 30, 2016 and December 31, 2015.

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
September 30, 2016
Construction	$66,025	$3,905	$9,275	$-	$79,205
Residential real estate	309,936	7,542	6,995	-	324,473
Commercial real estate	354,866	14,590	9,350	-	378,806
Commercial	69,869	761	290	-	70,920
Consumer	7,050	-	99	-	7,149
Total	$807,746	$26,798	$26,009	$-	$860,553

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
December 31, 2015
Construction	$70,214	$3,903	$11,515	$-	$85,632
Residential real estate	290,857	8,837	7,369	-	307,063
Commercial real estate	302,438	18,699	9,116	-	330,253
Commercial	63,628	1,075	208	-	64,911
Consumer	7,107	26	122	-	7,255
Total	$734,244	$32,540	$28,330	$-	$795,114

The following tables provide information on the aging of the loan portfolio as of September 30, 2016 and December 31, 2015.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
September 30, 2016
Construction	$73,850	$-	$-	$-	$-	$5,355	$79,205
Residential real estate	317,245	2,164	1,180	58	3,402	3,826	324,473
Commercial real estate	375,039	260	1,333	-	1,593	2,174	378,806
Commercial	70,840	27	12	5	44	36	70,920
Consumer	7,012	33	4	1	38	99	7,149
Total	$843,986	$2,484	$2,529	$64	$5,077	$11,490	$860,553
Percent of total loans	98.1%	0.3%	0.3%	-%	0.6%	1.3%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2015
Construction	$78,082	$21	$-	$-	$21	$7,529	$85,632
Residential real estate	300,562	2,139	2,102	-	4,241	2,260	307,063
Commercial real estate	327,370	-	861	-	861	2,022	330,253
Commercial	64,670	49	31	-	80	161	64,911
Consumer	7,108	13	6	7	26	121	7,255
Total	$777,792	$2,222	$3,000	$7	$5,229	$12,093	$795,114
Percent of total loans	97.8%	0.3%	0.4%	-%	0.7%	1.5%	100.0%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months and nine months ended September 30, 2016 and 2015. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

Management re-evaluated the allowance methodology during the third quarter of 2016, the result of the consolidation of the two former bank subsidiaries.  Prior to consolidation, each bank subsidiary applied a separate allowance methodology based on their respective loan portfolios. The revised methodology incorporates both previous methodologies to align with a consolidated loan portfolio.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
September 30, 2016
Allowance for credit losses:
Beginning Balance	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

Charge-offs	(9)	(407)	-	(139)	(13)	-	(568)
Recoveries	8	121	10	79	1	-	219
Net charge-offs	(1)	(286)	10	(60)	(12)	-	(349)

Provision	275	331	306	300	(40)	(567)	605
Ending Balance	$2,018	$2,080	$3,187	$917	$154	$258	$8,614

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
September 30, 2015
Allowance for credit losses:
Beginning Balance	$1,852	$2,318	$2,616	$505	$168	$458	$7,917

Charge-offs	(479)	(26)	-	(136)	-	-	(641)
Recoveries	9	102	233	60	8	-	412
Net charge-offs	(470)	76	233	(76)	8	-	(229)

Provision	460	(103)	(38)	70	(20)	41	410
Ending Balance	$1,842	$2,291	$2,811	$499	$156	$499	$8,098

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For nine months ended
September 30, 2016
Allowance for credit losses:
Beginning Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(263)	(525)	(503)	(264)	(23)	-	(1,578)
Recoveries	24	188	20	201	13	-	446
Net charge-offs	(239)	(337)	(483)	(63)	(10)	-	(1,132)

Provision	611	236	671	422	8	(518)	1,430
Ending Balance	$2,018	$2,080	$3,187	$917	$154	$258	$8,614

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For nine months ended
September 30, 2015
Allowance for credit losses:
Beginning Balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(1,058)	(283)	(320)	(285)	(45)	-	(1,991)
Recoveries	116	247	248	142	41	-	794
Net charge-offs	(942)	(36)	(72)	(143)	(4)	-	(1,197)

Provision	1,481	(507)	504	194	(69)	(3)	1,600
Ending Balance	$1,842	$2,291	$2,811	$499	$156	$499	$8,098

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $990 thousand and

$581 thousand as of September 30, 2016 and December 31, 2015, respectively.

Note 5 – Other Assets

The Company had the following other assets at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonmarketable investment securities	$1,650	$1,621
Accrued interest receivable	2,473	2,458
Deferred income taxes	7,077	12,132
Prepaid expenses	1,647	1,039
Other assets	7,438	6,670
Total	$20,285	$23,920

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for credit losses	$3,439	$3,316
Reserve for off-balance sheet commitments	120	121
Deferred loan fees and costs	1,173	1,155
Net operating loss carry forward	4,633	9,069
Write-downs of other real estate owned	330	308
Unrealized losses on available-for-sale securities	-	48
Accrued expenses	864	946
AMT carryover	595	-
Other	231	191
Total deferred tax assets	11,385	15,154
Deferred tax liabilities:
Depreciation	192	271
Amortization on loans FMV adjustment	162	140
Amortization on deferred gain on branch sale	31
Purchase accounting adjustments	2,140	1,988
Deferred loan fees	182
Deferred capital gain on branch sale	408	411
Unrealized gains on available-for-sale securities	1,000	-
Other	193	212
Total deferred tax liabilities	4,308	3,022
Net deferred tax assets	$7,077	$12,132

The Company’s deferred tax assets include net operating loss carryovers that will be used to offset taxable income in future periods through their statutory period of 20 years for federal tax purposes. As of December 31, 2015, 18 years of the statutory period remained available to offset future taxable income. No valuation allowance on these deferred tax assets was recorded at September 30, 2016 and December 31, 2015 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014, 2015 and the first nine months of 2016 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to the former Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $11.5 million for both the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past four years, if this trend flattens or reverses, there is a possibility that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Accrued interest payable	$74	$106
Other accounts payable	2,571	2,775
Deferred compensation liability	1,409	1,464
Other liabilities	1,682	1,695
Total	$5,736	$6,040

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

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$85	$41	$262	$232
Proceeds from issuance of common stock	50	3	53	3

	September 30,
(Dollars in thousands)	2016		2015
Unrecognized stock-based compensation
expense	$132		$55
Weighted average period unrecognized
expense is expected to be recognized	0.6	years	0.4	years

The following table summarizes restricted stock award activity for the Company under the 2006 Equity Plan and the 2016 Equity Plan for the nine months ended September 30, 2016 and 2015.

	Number of	Weighted Average Grant
September 30, 2016	Shares	Date Fair Value
Nonvested at beginning of period	12,488	$8.74
Granted	25,315	11.48
Vested	(20,738)	9.83
Cancelled	-	-
Nonvested at end of period	17,065	$11.46

	Number of	Weighted Average Grant
September 30, 2015	Shares	Date Fair Value
Nonvested at beginning of period	14,251	$8.33
Granted	11,915	9.19
Vested	(13,678)	8.90
Cancelled	-	-
Nonvested at end of period	12,488	$8.74

The fair value of restricted stock awards that vested during the first nine months of 2016 and 2015 was $204 thousand and $122 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2006 Equity Plan and the 2016 Equity Plan for the nine months ended September 30, 2016 and 2015.

	Number of	Weighted Average Grant
September 30, 2016	Shares	Date Fair Value
Outstanding at beginning of period	61,327	$8.05
Granted	12,443	11.12
Exercised	(11,684)	6.64
Expired/Cancelled	-	-
Outstanding at end of period	62,086	$8.29

Exercisable at end of period	58,756	$8.14

	Number of	Weighted Average Grant
September 30, 2015	Shares	Date Fair Value
Outstanding at beginning of period	27,108	$6.64
Granted	34,219	9.18
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at end of period	61,327	$8.05

Exercisable at end of period	27,108	$6.64

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

At the end of the third quarter of 2016, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $253 thousand based on the $11.78 market value per share of the Company’s common stock at September 30, 2016. Similarly, the aggregate intrinsic value of the options exercisable was $232 thousand at September 30, 2016. The intrinsic value on options exercised in 2016 was $21 thousand based on the $11.35 and $11.88 market value per share of the Company’s common stock at February 8, 2016 and July 28, 2016. Since there were no options exercised during the first nine months of 2015, there was no intrinsic value associated with stock options exercised and no cash received on exercise of options. At September 30, 2016, the weighted average remaining contract life of options outstanding was 5.1 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015.

	Accumulated net
	unrealized holding	Total accumulated
	gains (losses) on	other
	available for sale	comprehensive
(Dollars in thousands)	securities	income(loss)
Balance, December 31, 2015	$(71)	$(71)
Other comprehensive income	1,566	1,566
Reclassification of (gains) recognized	(18)	(18)
Balance, September 30, 2016	$1,477	$1,477

Balance, December 31, 2014	$316	$316
Other comprehensive income	491	491
Balances, September 30, 2015	$807	$807

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015. No assets were transferred from one hierarchy level to another during the first nine months of 2016 or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Securities available for sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	32,430	-	32,430	-
Mortgage-backed	141,695	-	141,695	-
Equity	663	-	663	-
Total	$174,788	$-	$174,788	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Securities available for sale:
U.S. Treasury	$5,079	$5,079	$-	$-
U.S. Government agencies	49,529	-	49,529	-
Mortgage-backed	156,916	-	156,916	-
Equity	641	-	641	-
Total	$212,165	$5,079	$207,086	$-

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and a valuation allowance may be established if there are losses associated with the loan. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with contractual terms. The fair value of impaired loans can be estimated using one of several methods, including the collateral value, market value of similar debt, liquidation value and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. At September 30, 2016 and December 31, 2015, substantially all impaired loans were evaluated based on the fair value of the collateral and were classified as Level 2 in the fair value hierarchy.

Other Real Estate and Other Assets Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value less estimated costs to sell. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. At September 30, 2016 and December 31, 2015, foreclosed assets were classified as Level 2 in the fair value hierarchy.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015. No assets were transferred from one hierarchy level to another during the first nine months of 2016 or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Impaired loans
Construction	$8,723	$-	$8,723	$-
Residential real estate	7,749	-	7,749	-
Commercial real estate	6,944	-	6,944	-
Commercial	36	-	36	-
Consumer	99	-	99	-
Total impaired loans	23,551	-	23,551	-
Other real estate owned	2,197	-	2,197	-
Total assets measured at fair value on a
nonrecurring basis	$25,748	$-	$25,748	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans
Construction	$10,979	$-	$10,979	$-
Residential real estate	7,511	-	7,511	-
Commercial real estate	7,422	-	7,422	-
Commercial	161	-	161	-
Consumer	114	-	114	-
Total impaired loans	26,187	-	26,187	-
Other real estate owned	4,252	-	4,252	-
Total assets measured at fair value on a
nonrecurring basis	$30,439	$-	$30,439	$-

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

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$75,125	$75,125	$73,811	$73,811

Level 2 inputs
Investment securities held to maturity	$3,809	$3,931	$4,191	$4,243
Loans, net	851,939	857,905	786,798	788,187

Financial liabilities
Level 2 inputs
Deposits	$992,295	$954,257	$975,464	$922,161
Short-term borrowings	5,000	5,000	6,672	6,672

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

The following table provides information on commitments outstanding at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$192,442	$166,931
Letters of credit	6,681	7,087
Total	$199,123	$174,018

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

The following table includes selected financial information by business segments for the first nine months of 2016 and 2015.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2016
Interest Income	$29,957	$-	$190	$30,147
Interest Expense	(1,863)	-	-	(1,863)
Provision for credit losses	(1,430)	-	-	(1,430)
Noninterest income	5,749	6,840	-	12,589
Noninterest expense	(15,874)	(5,205)	(6,842)	(27,921)
Net intersegment (expense) income	(6,027)	(566)	6,593	-
Income (loss) before taxes	10,512	1,069	(59)	11,522
Income tax (expense) benefit	(3,973)	(424)	18	(4,379)
Net Income (loss)	$6,539	$645	$(41)	$7,143

Total assets	$1,129,427	$9,647	$18,792	$1,157,866

2015
Interest Income	$28,670	$-	$154	$28,824
Interest Expense	(2,592)	-	-	(2,592)
Provision for credit losses	(1,600)	-	-	(1,600)
Noninterest income	5,237	6,541	-	11,778
Noninterest expense	(16,133)	(5,287)	(6,980)	(28,400)
Net intersegment (expense) income	(5,897)	(624)	6,521	-
Income (loss) before taxes	7,685	630	(305)	8,010
Income tax (expense) benefit	(2,941)	(241)	117	(3,065)
Net Income (loss)	$4,744	$389	$(188)	$4,945

Total assets	$1,090,022	$9,222	$18,569	$1,117,813

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank. The Bank operates 18 full service branches in Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial & Trust.

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Topic 450, “ Contingencies ”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC Topic 310, “ Receivables ”, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors to estimate the inherent loss that may be present in our loan portfolio, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, and our internal loan processes. Actual losses could differ significantly from management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

OVERVIEW

The Company reported net income of $2.4 million for the third quarter of 2016, or diluted income per common share of $0.19, compared to net income of $1.9 million, or diluted income per common share of $0.15, for the third quarter of 2015. For the second quarter of 2016, the Company reported net income of $2.3 million, or diluted income per common share of $0.18. When comparing the third quarter of 2016 to the third quarter of 2015, the primary reasons for improved net income were increases in net interest income of $648 thousand and noninterest income of $102 thousand. Also contributing to the improved earnings was a decrease in noninterest expenses of $179 thousand. When comparing the third quarter of 2016 to the second quarter of 2016, the higher net income was primarily attributable to an increase in net interest income of $275 thousand and lower noninterest expenses of $148 thousand, partially offset by an increase in provision for credit losses of $230 thousand.

For the first nine months of 2016, the Company reported net income of $7.1 million, or diluted income per common share of $0.56, compared to net income of $4.9 million, or diluted income per common share of $0.39, for the first nine months of 2015. Earnings improved primarily due to increases in net interest income of $2.1 million and noninterest income of $811 thousand. In addition, decreases in both the provision for credit losses and noninterest expense of $170 thousand and $479 thousand, respectively, contributed to the improved result.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $9.7 million for the third quarter of 2016 and $9.0 million for the third quarter of 2015. Tax-equivalent net interest income was $9.4 million for the second quarter of 2016. The increase in net interest income for the third quarter of 2016 when compared to the second quarter of 2016 was primarily due to an increase in average earning assets, almost entirely the result of an increase in average loans. Total average interest-bearing deposits exhibited an increase primarily in demand, money market and savings deposits, partially offset by a decline in time deposits resulting in a lower cost of funding.

The increase of $315 thousand in net interest income for the third quarter of 2016 when compared to the second quarter of 2016 was primarily due to an increase in average loans of $29.7 million resulting in $319 thousand in additional interest and fees on loans, coupled with a decline in volume of and rates paid on interest-bearing deposits. Further, the Company was able to change its asset composition by transitioning from lower yielding securities to higher yielding loans which positively impacted net interest income despite a decrease in the overall yield on loans. When comparing the third quarter of 2016 to the second quarter of 2016, interest expense decreased $45 thousand, or 7.2%.  The decline was primarily due to lower interest rates paid on and average balances on time deposits.  Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.54% for the third quarter of 2016, compared to 3.57% for the second quarter of 2016 and 3.43% for the third quarter of 2015. The higher net interest margin for the third quarter of 2016 when compared to the third quarter of 2015 was due to an increase in average loans of $73.6 million resulting in $539 thousand in additional interest and fees on loans, compounded by lower volumes of and rates paid on time deposits.

On a tax-equivalent basis, net interest income increased $703 thousand, or 7.8%, for the third quarter of 2016 when compared to the third quarter of 2015. The increase in interest income was due to a 4.6% increase in average balances of earning assets (i.e., loans, interest-bearing deposits with other banks, and federal funds sold) compounded by a one basis point increase in yields earned on average earning assets. Loans had the largest impact on the increase in interest income, due to an increase in the average balance of $73.6 million, or 9.6%, resulting in an increase in interest income of $539 thousand, or 6.0%. The balance on taxable investment securities decreased $39.7 million, or 17.3%, and corresponding interest income decreased $138 thousand, or 15.5%, compared to the third quarter of 2015, resulting in a favorable shift to higher yielding loans. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans.

Interest expense decreased $252 thousand, or 30.4%, when comparing the third quarter of 2016 to the third quarter of 2015. The decrease in interest expense was due to a 13 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings) despite an increase in average balances of interest-bearing liabilities of $1.7 million. Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended September 30, 2016, the rates paid on time deposits decreased 24 basis points and the average balances of these deposits decreased $38.8 million, or 12.4%, when compared to the same period last year, which reduced interest expense $252 thousand. A portion of this decline was offset primarily by increases in the average balance of demand, money market and savings deposits. The average balance of noninterest-bearing deposits increased $29.9 million when compared to the same period last year contributing to a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2016 and 2015.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$836,955	$9,469	4.50%	$763,306	$8,929	4.64%
Investment securities:
Taxable	190,265	754	1.59	229,979	892	1.55
Tax-exempt	210	3	5.30	243	3	5.01
Federal funds sold	511	1	0.37	2,341	1	0.10
Interest-bearing deposits	64,164	81	0.50	48,361	30	0.25
Total earning assets	1,092,105	10,308	3.75%	1,044,230	9,855	3.74%
Cash and due from banks	15,678			17,434
Other assets	52,836			57,891
Allowance for credit losses	(8,310)			(8,194)
Total assets	$1,152,309			$1,111,361

Interest-bearing liabilities
Demand deposits	$199,116	58	0.12%	$184,471	60	0.13%
Money market and savings deposits	268,183	86	0.13	242,830	85	0.14
Certificates of deposit $100,000 or more	125,265	192	0.61	148,617	343	0.92
Other time deposits	147,780	238	0.64	163,224	336	0.82
Interest-bearing deposits	740,344	574	0.31	739,142	824	0.44
Short-term borrowings	7,075	4	0.25	6,501	3	0.24
Total interest-bearing liabilities	747,419	578	0.31%	745,643	827	0.44%
Noninterest-bearing deposits	244,596			214,684
Other liabilities	6,309			6,137
Stockholders' equity	153,985			144,897
Total liabilities and stockholders' equity	$1,152,309			$1,111,361

Net interest spread		$9,730	3.44%		$9,028	3.30%
Net interest margin			3.54%			3.43%

Tax-equivalent adjustment
Loans		$71			$17
Investment securities		1			-
Total		$72			$17

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Tax-equivalent net interest income for the nine months ended September 30, 2016 was $28.4 million, as seen in the table below. This represented an increase of $2.1 million, or 8.1%, when compared to the same period last year. The increase was due to an increase in interest income of $1.4 million and a decrease in interest expense of $730 thousand. The net interest margin improved by 11 basis points to 3.54% for the first nine months of 2016 from 3.43% for the first nine months of 2015.

On a tax-equivalent basis, interest income was $30.3 million for the first nine months of 2016, an increase of $1.4 million, or 4.8%, when compared to the first nine months of 2015, mainly due to the higher volume in loans. For the first nine months of 2016, average loans increased $76.3 million, or 10.4%, while average taxable securities decreased $35.3 million, or 14.8%, resulting in a transition from lower to higher yielding assets. This transition allowed the Company to maintain the yield on average interest-earning assets at 3.77% for both periods despite a decrease in the average yield on loans from 4.73% for the nine months ended September 30, 2015 to 4.54% for the comparable period in 2016. The decrease in the average yield on loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans.

Interest expense was $1.9 million for the nine months ended September 30, 2016, a decrease of $730 thousand, or 28.2%, when compared to the same period last year. This decrease was due to a decrease in the average balance and rate of other time deposits and certificates of deposit (together, “time deposits”) which were replaced by an increase in the average balance of lower rate demand deposits and money market and savings deposits. For the first nine months of 2016, the average balance of time deposits decreased $38.6 million, or 12.1%, when compared to the same period last year, and the average rate paid on these deposits declined 23 basis points, which reduced interest expense $745 thousand. For the nine months ended September 30, 2016, the average balance of money market and savings deposits increased $23.2 million, or 9.7%, when compared to the same period last year, and the average rate paid on these deposits decreased 1 basis point, which increased interest expense $10 thousand. Further, noninterest bearing deposits increased $32.0 million when compared to the same period last year providing a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$811,747	$27,608	4.54%	$735,474	$26,037	4.73%
Investment securities:
Taxable	203,016	2,448	1.61	238,316	2,748	1.54
Tax-exempt	210	8	5.30	368	12	4.39
Federal funds sold	2,347	6	0.34	2,689	2	0.09
Interest-bearing deposits	55,837	211	0.50	47,897	82	0.23
Total earning assets	1,073,157	30,281	3.77%	1,024,744	28,881	3.77%
Cash and due from banks	15,554			19,128
Other assets	54,850			59,172
Allowance for credit losses	(8,459)			(8,082)
Total assets	$1,135,102			$1,094,962

Interest-bearing liabilities
Demand deposits	$192,803	173	0.12%	$177,633	168	0.13%
Money market and savings deposits	262,818	258	0.13	239,605	248	0.14
Certificates of deposit $100,000 or more	129,060	647	0.67	152,389	1,099	0.96
Other time deposits	151,032	774	0.68	166,338	1,066	0.86
Interest-bearing deposits	735,713	1,852	0.34	735,965	2,581	0.47
Short-term borrowings	6,372	11	0.24	6,235	11	0.25
Total interest-bearing liabilities	742,085	1,863	0.34%	742,200	2,592	0.47%
Noninterest-bearing deposits	235,448			203,422
Other liabilities	6,131			5,980
Stockholders' equity	151,438			143,360
Total liabilities and stockholders' equity	$1,135,102			$1,094,962

Net interest spread		$28,418	3.43%		$26,289	3.30%
Net interest margin			3.54%			3.43%

Tax-equivalent adjustment
Loans		$132			$53
Investment securities		2			3
Total		$134			$56

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 34.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the third quarter of 2016 increased $102 thousand, or 2.6%, when compared to the third quarter of 2015. The increase from the third quarter of 2015 was due to higher service charges on deposit accounts of $130 thousand, partially offset by a decline in insurance agency commissions of $53 thousand. Noninterest income decreased $34 thousand, or less than 1.0%, when compared to the second quarter of 2016 mainly due to a loss on other real estate owned, partially offset by an increase in insurance agency commissions of $113 thousand. Total noninterest income for the nine months ended September 30, 2016 increased $811 thousand, or 6.9%, when compared to the same period in 2015.

Such increase in noninterest income primarily consisted of increases in service charges on deposit accounts of $521 thousand, insurance agency commissions of $240 thousand and other noninterest income of $226 thousand, partially offset by a decline in trust and investment fee income of $206 thousand. The increase in other noninterest income consisted of bank service and loan fees of $158 thousand and a gain on an insurance investment of $75 thousand.

Noninterest Expense

Total noninterest expense for the third quarter of 2016 decreased $179 thousand, or 1.9%, when compared to the third quarter of 2015 and decreased $148 thousand, or 1.6%, when compared to the second quarter of 2016. The decrease from the third quarter of 2015 was primarily due to a decline in salaries and wages of $122 thousand, reduced FDIC insurance premiums of $139 thousand and lower legal and professional expenses of $201 thousand.  In conjunction with the consolidation of the two former bank subsidiaries, the bank re-evaluated the amount of loan origination costs that should be deferred on a monthly basis, which resulted in a decrease in salary and wages when comparing the third quarter of 2016 to the third quarter of 2015.  FDIC insurance premiums decreased due to the regulatory upgrade of the former Talbot Bank in April of 2015, as well as a reduced annual assessment in the third quarter of 2016.  The lower legal and professional fees are directly associated with implementation costs in implementing a new outsourced internal audit function during 2015.  These decreases were partially offset by increases in bank consolidation costs, primarily involving merging of data processing systems and other expenses. Total costs associated with the consolidation of the former bank subsidiaries at September 30, 2016 totaled $362 thousand.  The decrease in noninterest expense compared to the second quarter of 2016 was primarily due to lower FDIC insurance premium expense of $164 thousand, lower legal and professional fees of $169 thousand and a decline in write-downs on other real estate property of $64 thousand. The decrease in FDIC insurance was due to the favorable re-assessment in the third quarter of 2016.  Legal and professional fees declined due higher legal expense incurred in the second quarter of 2016 in preparation of the consolidation of the former bank subsidiaries.  These decreases in noninterest expenses were partially offset by consolidation costs for the third quarter of $279 thousand.

Total noninterest expense for the nine months ended September 30, 2016 decreased $479 thousand, or 1.7%, when compared to the same period in 2015. The decrease was primarily due to a decline in legal and professional fees of $506 thousand and reduced FDIC insurance premiums of $279 thousand, partially offset by an increase in data processing costs and fees of $188 thousand. The decreased legal and professional fees in 2016 were the direct result of management outsourcing its internal audit function which resulted in significant implementation costs in 2015. The lower FDIC insurance premiums compared to the prior period are the direct result of the upgraded regulatory status and financial performance of the former Talbot Bank of Easton and an adjustment to the annual assessment in the third quarter of 2016.  The increase in data processing expense is the direct result of the fees incurred in connection with the consolidation of the two former bank subsidiaries.

Income Taxes

For the third quarter of 2016 and 2015, the Company reported income tax expense of $1.4 million and $1.2 million, respectively, while the effective tax rate was 37.3% and 38.6%, respectively. The decrease in tax rates for the third quarter of 2016 when compared to the same period in 2015 was due to the utilization of net operating carryforwards (“NOLs”), particularly for state income tax purposes as the former CNB Bank subsidiary did not have this type of deduction before consolidating with the former Talbot Bank subsidiary.  As a combined entity, Shore United Bank will continue to utilize both federal and state NOLs to offset future taxable income until fully exhausted.  Income taxes for the nine months ended September 30, 2016 increased $1.3 million, or 42.9%, when compared to the same period in 2015. The increase was primarily due to higher taxable income of $3.5 million.

The Company has NOLs for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the Company’s public offer and sale of its common stock (the “stock sale”) in June, 2014 and other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 40% for the three-year period ended September 30, 2016. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $860.6 million at September 30, 2016 and $795.1 million at December 31, 2015, an increase of $65.4 million, or 8.2%. Commercial and residential real estate categories experienced the most significant increases with $48.6 and $17.4 million, respectively. Further, the commercial category increased $6.0 million, offset by a decline in the construction category of $6.4 million. Loans included deferred costs, net of deferred fees, of $381 thousand at September 30, 2016 and $357 thousand at December 31, 2015. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $79.2 million, or 9.2% of total loans, at September 30, 2016, lower than the $85.6 million, or 10.8% of total loans at December 31, 2015. Commercial real estate loans were $378.8 million, or 44.0% of total loans, at September 30, 2016, compared to $330.3 million, or 41.5% of total loans at December 31, 2015.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2016, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 192.0% of total risk based capital. Construction, land and land development loans represent 62.2% of total risk based capital. The commercial real estate portfolio has increased 16.4% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

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

The provision for credit losses was $605 thousand for the third quarter of 2016, $410 thousand for the third quarter of 2015 and $375 thousand for the second quarter of 2016. The higher level of provision for credit losses when comparing the third quarter of 2016 to both the third quarter of 2015 and second quarter of 2016 was primarily due to significant growth in the loan portfolio of $83.5 million and $39.5 million, respectively. The provision for credit losses for the first nine months of 2016 declined to $1.4 million from $1.6 million for the first nine months of 2015 due to improved credit quality in the loan portfolio and slightly lower net charge offs of $65 thousand.

Net charge-offs were $349 thousand for the third quarter of 2016 and $229 thousand for the third quarter of 2015. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 1.00% as of September 30, 2016, 1.05% as of December 31, 2015 and 1.04% as of September 30, 2015. Net charge-offs were $1.1 million and $1.2 million for the first nine months of 2016 and 2015, respectively. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2016.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2016 and 2015.

	At or for Three Months				At or for Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2016		2015		2016		2015
Allowance balance - beginning of period	$8,358		$7,917		$8,316		$7,695
Charge-offs:
Construction	(9)		(479)		(263)		(1,058)
Residential real estate	(407)		(26)		(525)		(283)
Commercial real estate	-		-		(503)		(320)
Commercial	(139)		(136)		(264)		(285)
Consumer	(13)		-		(23)		(45)
Total	(568)		(641)		(1,578)		(1,991)

Recoveries:
Construction	8		9		24		116
Residential real estate	121		102		188		247
Commercial real estate	10		233		20		248
Commercial	79		60		201		142
Consumer	1		8		13		41
Totals	219		412		446		794
Net charge-offs	(349)		(229)		(1,132)		(1,197)
Provision for credit losses	605		410		1,430		1,600
Allowance balance - end of period	$8,614		$8,098		$8,614		$8,098

Average loans outstanding during the period	$836,955		$763,306		$811,747		$735,474
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.17%	%	0.12%	%	0.19%	%	0.22%	%
Allowance for credit losses at period end as a
percentage of average loans	1.03%	%	1.06%	%	1.06%	%	1.10%	%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $2.6 million to $13.8 million at September 30, 2016 from $16.4 million at December 31, 2015, primarily due to decreases in other real estate owned of $2.1 million and nonaccrual loans of $603 thousand.  Accruing TDRs decreased $2.2 million to $13.3 million at September 30, 2016 from $15.5 million at December 31, 2015.  The ratio of nonaccrual loans to total loans decreased to 1.34% at September 30, 2016 from 1.52% at December 31, 2015.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonperforming assets
Nonaccrual loans
Construction	$5,355	$7,529
Residential real estate	3,826	2,259
Commercial real estate	2,174	2,022
Commercial	36	161
Consumer	99	122
Total nonaccrual loans	11,490	12,093
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	58	-
Commercial real estate	-	-
Commercial	5	-
Consumer	1	7
Total loans 90 days or more past due and still accruing	64	7
Other real estate owned	2,197	4,252
Total nonperforming assets	$13,751	$16,352

Accruing TDRs
Construction	$4,199	$4,069
Residential real estate	4,102	5,686
Commercial real estate	4,971	5,740
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$13,272	$15,495

Total nonperforming assets and accruing TDRs	$27,023	$31,847

As a percent of total loans:
Nonaccrual loans	1.34%	1.52%
Accruing TDRs	1.54%	1.95%
Nonaccrual loans and accruing TDRs	2.88%	3.47%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.59%	2.05%
Nonperforming assets and accruing TDRs	3.13%	3.98%

As a percent of total assets:
Nonaccrual loans	0.99%	1.07%
Nonperforming assets	1.19%	1.44%
Accruing TDRs	1.15%	1.37%
Nonperforming assets and accruing TDRs	2.33%	2.81%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2016 and December 31, 2015, 98% of the portfolio was classified as available for sale and 2% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $178.6 million at September 30, 2016, a $37.8 million, or 17.5%, decrease since December 31, 2015. The decrease was due to partially funding new loan growth in 2016. At the end of September 2016, 81.1% of the securities available for sale were mortgage-backed, 18.5% were U.S. Government agencies, compared to 72.5%, and 25.2%, respectively, at year-end 2015. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2016 were $992.3 million, a $16.8 million, or 1.7%, increase when compared to the level at December 31, 2015. The increase in total deposits was mainly due to increases in municipal deposits impacted by tax collections resulting in higher balances in checking deposits of $26.9 million and money market and savings deposits of $11.5 million, offset by a decline in time deposits of $21.6 million due to the decreasing rate environment.

Short-Term Borrowings

Short-term borrowings at September 30, 2016 and December 31, 2015 were $5.0 million and $6.7 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2016 and December 31, 2015, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $1.3 million for the first nine months of 2016 compared to a net decrease in cash of $30.0 million for the first nine months of 2015. The increase in cash and cash equivalents in 2016 was mainly due to an increase in noninterest bearing deposits and proceeds from the maturities in investment securities available for sale which were partially used to finance loan growth for the period.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at September 30, 2016 and $13 million at December 31, 2015. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $204.8 million and $130.2 million at September 30, 2016 and December 31, 2015, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $7.9 million to $154.8 million at September 30, 2016 when compared to December 31, 2015 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc. and Shore United Bank as of September 30, 2016 and Shore Bancshares, Inc. and the former Talbot and CNB Banks as of December 31, 2015.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2016	ratio	ratio	capital ratio	capital ratio
Company	12.02%	15.55%	15.55%	16.56%
Shore United Bank	10.58%	13.58%	13.58%	14.60%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2015	ratio	ratio	capital ratio	capital ratio
Company	11.29%	15.55%	15.55%	16.61%
Talbot Bank	9.72%	13.25%	13.25%	14.30%
CNB	9.88%	13.53%	13.53%	14.63%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2016 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2016.

There was no change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2016, the Company’s Board of Directors announced the approval of a stock repurchase program authorizing management to repurchase up to 400,000 shares of the Company’s common stock.  As of September 30, 2016, the Company had not executed any such purchases of common stock.

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

SHORE BANCSHARES, INC.

Date: November 9, 2016	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Edward C. Allen
Edward C. Allen
Senior Vice President & Chief Financial Officer
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