Form 10-K
period 2016-12-31
SHORE BANCSHARES INC
filed 2017-03-16
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $  116,646,865.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 12,672,675 as of February 28, 2017.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2017 Annual Meeting of Stockholders.

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

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;

•	our ability to prudently manage our growth and execute our strategy;

•	impairment of our goodwill and intangible assets;

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

PART I

Item 1.Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company, through its subsidiaries, provides commercial banking products and services, including trust, wealth management and financial planning services, and insurance products and services. The Company and its affiliated subsidiaries are Affirmative Action/Equal Opportunity Employers. Financial information related to our operations in these segments for each of the three years ended December 31, 2016 is provided in Note 27 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Until June 30, 2016, the Company conducted its banking operations through two wholly owned banking subsidiaries, CNB and The Talbot Bank of Easton (“Talbot”). CNB and Talbot, which commenced operations in 1876 and 1885, respectively, were merged on July 1, 2016 to form Shore United Bank (the “Bank”). The consolidation has streamlined efficiencies, reduced costs and facilitated a consistent corporate culture and unified branding. As used in this annual report, the term “Banks” refers to CNB and Talbot for periods prior to July 1, 2016 and the term “Bank” refers to Shore United Bank for all other periods.

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

Banking Products and Services

Shore United Bank is a Maryland chartered commercial bank with trust powers that can trace its origin to 1876.  The Bank currently operates 18 full service branches and 20 ATMs and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware. The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank is an independent community bank that serves businesses and individuals in their respective market areas. Services offered are essentially the same as those offered by larger regional institutions that compete with the Bank. Services provided to businesses include commercial checking, savings, certificates of deposit and overnight investment sweep accounts. The Bank offers all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition and development, construction loans and letters of credit. Merchant credit card clearing services are available as well as direct deposit of payroll, internet banking and telephone banking services.

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, mobile banking, and 24-hour automatic teller machine services. The Bank also offers nondeposit products, such as mutual funds and annuities, and discount brokerage services to their customers. Additionally, the Bank has Saturday hours and extended hours on certain evenings during the week for added customer convenience.

Lending Activities

The Bank originates secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent upon the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Bank’s commercial real estate loans are primarily secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space. The Bank attempts to mitigate the risks associated with these loans through thorough financial analyses, conservative underwriting procedures, including loan to value ratio standards, obtaining additional collateral, closely monitoring construction projects to control disbursement of funds on loans, and management’s knowledge of the local economy in which the Bank lends.

The Bank provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have fixed or variable rate features. Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans. The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less at origination, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Bank originates fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent upon the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy, among other factors. Underwriting standards recommend loan to value ratios not to exceed 80% at origination based on appraisals performed by approved appraisers. The Bank relies on title insurance to protect their lien priorities and protect the property securing the loans by requiring fire and casualty insurance.

A variety of consumer loans are offered to customers, including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

Deposit Activities

The Bank offers a full array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit. The Bank also offers the CDARS program, providing up to $50 million of FDIC insurance to our customers. In addition, we offer our commercial customers packages which include cash management services and various checking opportunities.

Trust Services

The Bank has a trust department through which it offers trust, asset management and financial planning services to customers within our market areas using the trade name Wye Financial & Trust.

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

Employees

At February 28, 2017, we employed 305 persons, of which 290 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The following tables set forth deposit data for FDIC-insured institutions in Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2016, the most recent date for which comparative information is available.

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
PNC Bank, NA	$190,630	33.10%
The Peoples Bank	184,446	32.03
Branch Banking & Trust	79,059	13.73
Chesapeake Bank & Trust Co.	72,605	12.61
Shore United Bank	49,190	8.53
Total	$575,930	100.00%

Source: FDIC DataBook
		% of
Queen Anne's County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of MD	$351,701	37.68%
Shore United Bank	236,969	25.39
Bank of America, NA	89,036	9.54
PNC Bank, NA	87,524	9.38
M&T	64,887	6.95
First National Bank of Pennsylvania	47,815	5.12
Branch Banking & Trust	27,631	2.96
The Peoples Bank	14,326	1.54
SunTrust Bank	13,409	1.44
Total	$933,298	100.00%

Source: FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc	$185,253	44.60%
PNC Bank, NA	92,764	22.33
Shore United Bank	64,480	15.52
M&T	39,332	9.47
Branch Banking & Trust	26,593	6.40
The Queenstown Bank of MD	6,968	1.68
Total	$415,390	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
Shore United Bank	$493,632	41.90%
Bank of America, NA	181,540	15.41
PNC Bank, NA	158,213	13.43
1880 Bank	97,825	8.30
Branch Banking & Trust	69,205	5.88
M&T	53,814	4.57
The Queenstown Bank of MD	44,963	3.82
Provident State Bank, Inc	39,628	3.36
SunTrust Bank	39,196	3.33
Total	$1,178,016	100.00%

Source: FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
1880 Bank	$157,739	28.30%
Hebron Savings Bank	123,933	22.23
Branch Banking & Trust	68,880	12.36
Provident State Bank, Inc	68,372	12.26
M&T	39,048	7.00
Bank of America, NA	36,046	6.47
SunTrust Bank	32,953	5.91
Shore United Bank	30,472	5.47
Total	$557,443	100.00%

Source: FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
M&T	$501,541	26.87%
PNC Bank, NA	388,547	20.81
Wilmington Savings Fund Society, FSB	311,223	16.67
Citizens Bank, NA	202,711	10.86
Wells Fargo Bank, NA	174,986	9.37
Shore United Bank	89,291	4.78
TD Bank, NA	73,381	3.93
Artisans' Bank	49,615	2.66
County Bank	40,327	2.16
MidCoast Community Bank	26,873	1.45
The Fort Sill National Bank	8,272	0.44
Total	$1,866,767	100.00%

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

The Bank is a Maryland chartered commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 12-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The primary federal regulator of the Bank is the FRB. The deposits of the Bank are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern their deposit taking operations. In addition to the foregoing, the Bank is subject to numerous state and federal statutes and regulations that affect the business of banking generally.

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Bank, may be subject to examination by the Bank’s regulators from time to time. In addition, the Insurance Subsidiaries are each subject to licensing and regulation by the insurance authorities of the states in which they do business. Retail sales of insurance products by the Insurance Subsidiaries to customers of the Bank are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the FDIC, the FRB and the other federal banking agencies.

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

Under FRB policy, the Company is expected to act as a source of strength to the bank, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to the bank when required. This support may be required at times when the Company may not have the resources to provide the support. Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the FRB believes that a Company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the FRB could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because the Company is a bank holding company, it is viewed as a source of financial and managerial strength for any controlled depository institutions, like the Bank.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape that impacts all financial institutions, including the Company and the Bank. The Dodd-Frank Act directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, the Company could be required to provide financial assistance to the Bank should it experience financial distress.

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

The Bank is subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its nonbank affiliates by the Bank. Section 23B requires that transactions between the Bank and the Company and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, and principal stockholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

As part of the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Bank, believes that the Bank meets substantially all standards that have been adopted. FDICIA also imposes capital standards on insured depository institutions.

The Community Reinvestment Act (“CRA”) requires that, in connection with the examination of financial institutions within their jurisdictions, the federal banking regulators evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory.”

The Bank is also subject to a variety of other laws and regulations with respect to the operation of their businesses, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), the Right To Financial Privacy Act, the Flood Disaster Protection Act, the Homeowners Protection Act, the Servicemembers Civil Relief Act, the Real Estate Settlement Procedures Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

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

On February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within Federal financial regulatory agencies and “rationalizing” the Federal financial regulatory framework.

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, U.S. Commodity Futures Trading Commission, and CFPB. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

In conjunction with the executive order, President Trump also issued a memorandum to the Department of Labor (“DOL”) on the fiduciary rule, delaying the rule’s effectiveness and requiring further analysis. DOL must postpone the application of the rule for 180 days beyond its originally scheduled effective date of April 10, 2017, and must prepare an economic and legal analysis of the likely impact of the rule. If this analysis concludes that the rule will harm investors, disrupt the retirement services industry, increase litigation (and therefore the price of retirement services), be undermined as the result of certain exemptions, or violate any statute (including the Administrative Procedure Act) or that the rule is inconsistent with Administration policy, then DOL must propose rescission of or revisions to the rule.

Regulatory Capital Requirements

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

As of December 31, 2016, the Bank was categorized as “well capitalized.” For more information regarding the capital condition of the Company, see Note 17 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

Basel III

In December 2010, the Basel Committee on Banking Supervision (BCBS), an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011.  On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. The requirements in the rule began to phase in on January 1, 2015 for the Company. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements: (1) a new common equity Tier 1 risk-based capital ratio of 4.5%; (2) a Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement); (3) a total risk-based capital ratio of 8% (unchanged from the previous requirement); and (4) a leverage ratio of 4%.

Under the rule, Tier 1 capital has been redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that previously qualified in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The previous capital rules required certain deductions from or adjustments to capital. The new rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses.

Additionally, the new rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The new rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI and the Company has elected this option. The new rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Deposit Insurance

The Bank is a member of the FDIC and pays an insurance premium on a quarterly basis. Deposits are insured by the FDIC through the DIF and such insurance is backed by the full faith and credit of the United States Government. Under the Dodd-Frank Act, a permanent increase in deposit insurance to $250,000 was authorized. The coverage limit is per depositor, per insured depository institution, for each account ownership category.

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

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The Bank expensed a total of $696 thousand in FDIC insurance premiums during 2016. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2016, the FICO assessment was equal to 0.140 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition.

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

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

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

Federal Securities Laws

The shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the Sarbanes-Oxley Act of 2002 and the rules of The NASDAQ Stock Market, LLC. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Company is generally required to comply with certain corporate governance requirements.

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

AVAILABLE INFORMATION

The Company maintains an Internet site at www.shorebancshares.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov  .

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

Risks Relating to Our Business

Changes in U.S. or regional economic conditions could have an adverse effect on our business, financial condition or results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in the local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  Several years ago, the national economy experienced an extended recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Although the housing sector has improved, real estate prices have rebounded and consumer confidence has shown improvement, the economy remains in a slow-growth mode in many respects.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2016, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 219.4% of total risk based capital. Construction, land and land development loans represent 62.7% of total risk based capital. The commercial real estate portfolio has increased 35.6% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2016, our interest rate sensitivity simulation model projected that net interest income would increase by 2.8% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage interest rate risk.

The Bank may experience credit losses in excess of its allowances, which would adversely impact our financial condition and results of operations.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management at the Bank bases the allowance for credit losses upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities, as a part of their examination process, require the Bank to increase its allowance for credit losses, our earnings and capital could be significantly and adversely affected. Material additions to the allowance for credit losses at the Bank would result in a decrease in the Bank’s net income and capital and could have a material adverse effect on our financial condition.

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

Our investment securities portfolio is subject to credit risk, market risk and liquidity risk.

As of December 31, 2016, we had classified 96% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

The Bank is a member of the FHLB of Atlanta. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Accordingly, our investments include stock issued by the FHLB of Atlanta. These investments could be subject to future impairment charges and there can be no guaranty of future dividends.

Management believes that several factors will affect the market values of our investment portfolio. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Investment securities that previously were determined to be other-than-temporarily impaired could require further write-downs due to continued erosion of the creditworthiness of the issuer. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2016, we had recorded goodwill of $11.9 million and other intangible assets of $1.1 million, representing approximately 7.7% and 0.70% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2016, our deferred tax assets were approximately $7.0 million. There was no valuation allowance for deferred taxes recorded at December 31, 2016 as management believes it is more likely than not that all of the deferred taxes will be realized because they were supported by positive evidence such as the expected generation of a sufficient level of future taxable income from operations and tax planning strategies.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition. See Notes  1 and 15 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for further information.

The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use our net operating loss carryforwards (“NOLs”) and other tax attributes to reduce future tax payments which may have an adverse impact on our results of operations.

We have $2.2 million of NOLs for federal and state income tax purposes that can be utilized to offset future taxable income. Our use of the NOLs would be limited, however, under Section 382 of the IRC, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the IRC. The annual limit generally would equal the product of the applicable federal long term tax exempt rate and the value of our capital stock immediately before the ownership change. Due to the stock sale in June, 2014 and other ownership changes by shareholders owning 5% or more of our common stock, we estimate that we have experienced an ownership change of approximately 44% within the three-year period ended December 31, 2016.

If we experience an ownership change, the resulting annual limit on the use of its NOLs could result in an increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of public trading in our stock is largely outside our control, and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not in the future undergo an ownership change that would have an adverse effect on its results of operations and the value of our stock.

Any changes in the Federal or State tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance.

Changes in accounting standards or interpretation of new or existing standards may affect how we report our financial condition and results of operations.

From time to time the FASB and the SEC change accounting regulations and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how to record and report our financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.

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

The cost savings that we estimate for mergers and acquisitions may not be realized.

The success of our mergers and acquisitions may depend, in part, on the ability to realize the estimated cost savings from combining the acquired businesses with our existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or there is an inability to combine successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Combining acquired businesses with the Bank may be more difficult, costly, or time-consuming than expected, or could result in the loss of customers.

It is possible that the process of merger integration of acquired companies could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger or acquisition. There also may be disruptions that cause the Bank to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements or other customer relationships after the merger or acquisition.

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

We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company or customer data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

Our reliance on third party vendors could expose us to additional cyber risk and liability.

The operation of our business involves outsourcing of certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential, and proprietary information to and by such vendors.  Although we require third-party providers to maintain certain levels of information security, such providers remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information possessed by our company.  Although we contract to limit our liability in connection with attacks against third-party providers, we remain exposed to risk of loss associated with such vendors.

We outsource certain aspects of our data processing to certain third-party providers which may expose us to additional risk.

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. If our third-party providers encounter difficulties, including those which result from their failure to provide services for any reason or their poor performance of services, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Replacing these third-party providers could also entail significant delay and expense.

Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the DIF and the banking system as a whole, and not shareholders and consumers. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Act and regulatory capital rules, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Banks’ regular assessments are determined by its risk classifications, which are based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increase in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to pay dividends is limited by law and contract.

The continued ability to pay dividends to shareholders depends in part on dividends from the Bank. The amount of dividends that the Bank may pay to the Company is limited by federal laws and regulations. The ability of the Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements.  There is no assurance that the Bank will be able to pay dividends to the Company in the future. The decision may be made to limit the payment of dividends even when the legal ability to pay them exists, in order to retain earnings for other uses.

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

Future sales of our common stock or other securities may dilute the value and adversely affect the market price of our common stock.

In many situations, the board of directors has the authority, without any vote of our shareholders, to issue shares of authorized but unissued stock, including shares authorized and unissued under our equity incentive plans. In the future, additional securities may be issued, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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

Shore United Bank
Branches
Main Office 18 East Dover Street Easton, Maryland 21601	Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601

St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Tilghman Branch 5804 Tilghman Island Road Tilghman, Maryland 21671

Centreville Branch 109 North Commerce Street Centreville, Maryland 21617	Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619

Denton Branch 850 South 5 th Avenue Denton, Maryland 21629	Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666

Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660	Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620	Felton Branch 120 West Main Street Felton, Delaware 19943

Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963	Camden Branch 4580 South DuPont Highway Camden, Delaware 19934	Dover Branch 800 S. Governors Avenue Dover, Delaware 19904
ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

Offices
Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown 651 North Broad Street Suite 201 Middletown, Delaware 19709

The Avon-Dixon Agency, LL C
Headquarters 106 North Harrison Street Easton, Maryland 21601	Benefits Office 28969 Information Lane Easton, Maryland 21601	Centreville Office 2977 4H Park Road, Suite 204 Centreville, Maryland 21617

Elliott-Wilson Insurance 106 North Harrison Street Easton, Maryland 21601	Jack Martin & Associates 135 Old Solomon’s Island Road Annapolis, Maryland 21401

Mubell Finance, LLC

Headquarters 106 North Harrison Street Easton, Maryland 21601

The Bank owns the real property on which all of its Maryland offices are located, except that it operates under leases at its St. Michaels and Tilghman branches and the office of Wye Financial and Trust in Easton. The Bank leases the real property on which all of its Delaware offices are located, except that it owns the real property on which the Camden and Dover Branches are located. The Insurance Subsidiaries do not own any real property, but operate under leases. For information about rent expense for all leased premises, see Note 4 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 28, 2017, the Company had approximately 2,616 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2016 and 2015 are set forth in the table below.

	2016			2015
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$12.10	$10.61	$0.03	$9.30	$9.03	$-
Second Quarter	12.45	10.84	0.03	9.55	9.43	-
Third Quarter	11.95	10.84	0.03	9.72	9.37	0.02
Fourth Quarter	16.54	11.59	0.05	11.00	10.64	0.02
			$0.14			$0.04

On February 28, 2017, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $17.37 per share.

Shareholders received quarterly cash common stock dividends totaling $1.8 million in 2016 and $506 thousand in 2015. Dividends have increased from 2015 due to the Company’s improved operating results and the regulatory upgrade of Talbot in 2015. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Bank to declare dividends to the Company. For more information regarding these dividend limitations, see “Risk Factors - Our ability to pay dividends is limited by law and contract”.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com  .

www.broadridge.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), the SNL Small Cap Bank Index and the SNL U.S. Bank Nasdaq Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2011 and reinvestment of dividends as of the end of each of the Company’s fiscal years between December 31, 2011 and December 31, 2016. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Shore Bancshares, Inc.	100.00	104.85	179.35	181.71	212.50	301.29
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL Small Cap Bank	100.00	116.48	162.46	171.24	187.53	265.89
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6.	Selected Financial Data.

The following table sets forth certain selected financial data for each of the five years ended December 31, 2016, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
RESULTS OF OPERATIONS:
Interest income	$40,652	$38,871	$38,289	$41,351	$45,901
Interest expense	2,403	3,346	4,247	6,475	10,562
Net interest income	38,249	35,525	34,042	34,876	35,339
Provision for credit losses	1,848	2,075	3,350	27,784	27,745
Net interest income after provision for credit
losses	36,401	33,450	30,692	7,092	7,594
Noninterest income	16,645	15,416	16,781	17,459	15,758
Noninterest expense	37,147	37,350	39,361	40,686	39,555
Income (loss) before income taxes	15,899	11,516	8,112	(16,135)	(16,203)
Income tax expense (benefit)	6,261	4,408	3,061	(6,501)	(6,565)
Net income (loss)	$9,638	$7,108	$5,051	$(9,634)	$(9,638)

PER COMMON SHARE DATA:
Net income (loss) - basic	$0.76	$0.56	$0.46	$(1.14)	$(1.14)
Net income (loss) - diluted	0.76	0.56	0.46	(1.14)	(1.14)
Dividends paid	0.14	0.04	-	-	0.01
Book value (at year end)	12.18	11.64	11.13	12.19	13.48
Tangible book value (at year end)[1]	11.16	10.59	10.08	10.31	11.56

FINANCIAL CONDITION (at year end):
Loans	$871,525	$795,114	$710,746	$711,919	$785,082
Assets	1,160,271	1,135,143	1,100,402	1,054,124	1,185,807
Deposits	997,489	975,464	949,004	933,468	1,049,273
Stockholders' equity	154,299	146,967	140,469	103,299	114,026

PERFORMANCE RATIOS (for the year):
Return on average total assets	0.84%	0.64%	0.47%	(0.89)%	(0.82)%
Return on average stockholders' equity	6.32	4.93	4.04	(8.64)	(8.07)
Net interest margin	3.56	3.43	3.43	3.48	3.23
Efficiency ratio[2]	67.43	73.21	77.45	77.59	77.17
Dividend payout ratio	18.42	7.14	-	-	(0.88)
Average stockholders' equity to average total
assets	13.36	13.04	11.66	10.31	10.18

ASSET QUALITY RATIOS (for the year):
Nonperforming assets to total assets	0.99%	1.44%	1.57%	2.11%	3.76%
Nonperforming assets and accruing TDRs to
total assets	2.11	2.81	3.09	4.58	8.18
Allowance for credit losses to loans	1.00	1.05	1.08	1.51	2.04
Allowance for credit losses to nonaccrual
loans	97.26	68.77	57.14	59.10	43.84
Allowance for credit losses to nonaccrual
loans and TDRs	39.71	30.14	25.53	24.25	18.00

1 Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

2 Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2016 to its financial condition at December 31, 2015 and the results of operations for the years ended December 31, 2016, 2015, and 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $9.64 million for 2016, net income of $7.11 million for 2015, and net income of $5.05 million for 2014. The basic and diluted income per share was $0.76 for 2016, $0.56 for 2015, and $0.46 for 2014. When comparing 2016 to 2015 and 2014, earnings were significantly improved due to an increase in net interest income, a decline in the provision for credit losses, and the reduction of noninterest expenses.

Total assets were $1.160 billion at December 31, 2016, a $25.1 million, or 2.2%, increase when compared to the $1.135 billion at December 31, 2015. The increase in total assets was mainly the result of significant loan growth of $76.4 million, or 9.6%. Investment securities decreased $45.7 million and cash and cash equivalents increased $2.1 million to partially fund the loan growth for 2016.

Total deposits increased $22.0 million, or 2.3%, to $997.5 million at December 31, 2016. The increase in deposits was mainly due to an increase in noninterest-bearing deposits of $31.9 million as well as an increase in money market and savings accounts of $20.9 million, offset by a decline in interest-bearing transaction accounts of $1.3 million and time deposits of $29.5 million. Total stockholders’ equity increased $7.3 million, or 5.0%, to $154.3 million, or 13.30% of total assets at December 31, 2016.

As a subsequent event, on January 10, 2017, the Company announced that the Bank had entered into a purchase and assumption agreement to acquire three branches from Northwest Bank located in the greater Baltimore, Maryland metropolitan area communities of Elkridge, Owings Mills and Arbutus. Pursuant to the branch purchases, the Bank will acquire approximately $214 million in deposits, $152 million of performing loans and $40 million in cash from Northwest Bank. In connection with the purchase of these branches, the Bank will pay an 8% deposit premium for the transaction. Subject to customary closing conditions, including the receipt of all necessary regulatory approvals, the acquisition is expected to be completed during the second quarter of 2017. Management is evaluating the recording of this transaction as a business combination.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2016 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2016 was $38.4 million. This represented a $2.8 million, or 8.0%, increase from 2015, and net interest income increased $1.5 million, or 4.3%, for 2015 when compared to 2014. The increase in net interest income when comparing 2016 to 2015 was primarily the result of higher average balances on loans and lower average balances and rates paid on time deposits. Although the yields on loans declined compared to 2015, the funding of loan growth with lower yielding assets and lower cost liabilities resulted in a slight increase in yields on total interest earning assets. The increase when comparing 2015 to 2014 was due to significant loan growth, coupled with an increase in interest income from securities and the decreased interest expense on time deposits. When comparing 2016 to 2015, interest income increased $1.9 million while interest expense decreased $943 thousand. When comparing 2015 to 2014, interest income increased $571 thousand while interest expense decreased $901 thousand.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.56% for 2016 and 3.43% for both 2015 and 2014. The net interest margin increased when comparing 2016 to 2015 due to the significant increase in the average balance of loans along with the decrease in rates paid on interest bearing deposits. The net interest margin remained unchanged when comparing 2015 to 2014 primarily due to lower yields on total earning assets, offset by the decrease in average balances and rates paid on time deposits. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.46% for 2016, 3.31% for 2015 and 3.30% for 2014.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2016, 2015, and 2014.

	2016			2015			2014
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2) (3)	$825,475	$37,349	4.52%	$748,101	$35,201	4.71%	$707,381	$35,225	4.98%
Investment securities:
Taxable	196,026	3,195	1.63	231,960	3,602	1.55	198,207	2,957	1.49
Tax-exempt	210	11	5.30	328	15	4.54	432	18	4.20
Federal funds sold	1,764	6	0.34	2,991	3	0.10	1,883	1	0.06
Interest-bearing deposits	56,479	289	0.51	53,459	130	0.24	86,995	179	0.21
Total earning assets	1,079,954	40,850	3.78%	1,036,839	38,951	3.76%	994,898	38,380	3.86%
Cash and due from banks	15,844			18,497			22,973
Other assets	53,899			58,502			64,200
Allowance for credit losses	(8,555)			(8,172)			(9,449)
Total assets	$1,141,142			$1,105,666			$1,072,622

Interest-bearing liabilities
Demand deposits	$194,062	234	0.12%	$180,810	229	0.13%	$177,828	247	0.14%
Money market and savings
deposits	265,323	347	0.13	243,731	336	0.14	225,616	275	0.12
Certificates of deposit,
$100,000 or more	127,468	819	0.64	149,181	1,382	0.93	170,252	1,881	1.10
Other time deposits	148,671	989	0.67	164,239	1,384	0.84	180,848	1,826	1.01
Interest-bearing deposits	735,524	2,389	0.32	737,961	3,331	0.45	754,544	4,229	0.56
Short-term borrowings	5,753	14	0.24	6,226	15	0.24	8,061	18	0.22
Long-term debt	-	-	-	-	-	-	-	-	-
Total interest-bearing
liabilities	741,277	2,403	0.32%	744,187	3,346	0.45%	762,605	4,247	0.56%
Noninterest-bearing
deposits	241,357			211,171			178,002
Other liabilities	6,082			6,132			6,921
Stockholders' equity	152,426			144,176			125,094
Total liabilities and
stockholders' equity	$1,141,142			$1,105,666			$1,072,622

Net interest spread		$38,447	3.46%		$35,605	3.31%		$34,133	3.30%
Net interest margin			3.56%			3.43%			3.43%

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $198 thousand in 2016, $80 thousand in 2015 and $91 thousand in 2014.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

On a tax-equivalent basis, total interest income was $40.9 million for 2016 compared to $39.0 million for 2015. The increase in interest income for 2016 compared to 2015 was primarily due to the increase in the average balance of loans coupled with an increase in the fed funds rate at the end of 2015 of 25bps. Interest income on taxable securities decreased $407 thousand or 11.3% in 2016 compared to 2015 due to a decrease in the average balance of $35.9 million which was used to fund loan growth. For 2016 compared to 2015, average loans increased $77.4 million and the yield earned on loans decreased 19 basis points. The increased volume of loans outweighed the decline in the yield resulting in an increase in interest income of $2.1 million. Excluding average nonaccrual loans, the yield on loans would have been 4.59%, 4.79% and 5.07% for 2016, 2015, and 2014, respectively.

On a tax equivalent basis, total interest income was $39.0 million for 2015 compared to $38.4 million for 2014. The increase in 2015 compared to 2014 was due to the increase in the average balance and yield on taxable investment securities. Interest income on taxable securities increased $645 thousand or 21.8% in 2015 compared to 2014 due to an increase in the average balance of $33.8 million as well as an increase in the average rate of 6 basis points. These increases were due to the redeployment of lower yielding interest-bearing deposits.

As a percentage of total average earning assets, loans, investment securities, federal funds sold and interest-bearing deposits were 76.4%, 18.2%, 0.2% and 5.2%, respectively, for 2016 which reflected an increase in higher-yielding earning assets when compared to 2015.  The comparable percentages for 2015 were 72.2%, 22.4%, 0.3%, and 5.1%, respectively, and for 2014 were 71.1%, 20.0%, 0.2% and 8.7%, respectively. When comparing 2016 to 2015, the overall increase in average balances of earning assets produced $3.0 million more in interest income and the decrease in yields on earning assets produced $1.1 million less in interest income, as seen in the Rate/Volume Variance Analysis below. When comparing 2015 to 2014, the overall increase in average balances of earning assets produced $2.4 million more in interest income and the decrease in yields on earning assets produced $1.8 million less in interest income, as seen in the Rate/Volume Variance Analysis below.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2016	2015	2014	2013	2012
Loans	76.4%	72.2%	71.1%	76.0%	74.2%
Loans held for sale	-	-	-	0.4	-
Investment securities	18.2	22.4	20.0	13.8	12.5
Federal funds sold	0.2	0.3	0.2	0.4	0.9
Interest-bearing deposits with other banks	5.2	5.1	8.7	9.4	12.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest expense was $2.4 million for 2016 compared to $3.3 million for 2015. The decline in interest expense for 2016 was primarily due to lower expense on certificates of deposit and other time deposits. Interest expense on certificates of deposit and other time deposits declined $959 thousand in 2016 when compared to 2015, the result of a decrease of $37.3 million in average balances and a decline of 23 basis points on rates paid on these deposits. The decrease in average certificates of deposit and other time deposits reflected the lower rates due to current market conditions. The decrease in average certificates of deposit and other time deposits was mostly transitioned to non-interest bearing and money market and savings deposits which reflected average increases of $30.2 million and $21.6 million, respectively.

Interest expense was $3.3 million for 2015 compared to $4.2 million for 2014. The decline in interest expense for 2015 relative to 2014 was primarily due to lower expense on certificates of deposit and other time deposits. Interest expense on certificates of deposit and other time deposits declined $941 thousand in 2015 when compared to 2014,  the result of a decrease of $37.7 million in average balances and a decline of 18 basis points on rates paid on these deposits.  The decrease in average certificates of deposit and other time deposits reflected a decrease in the Company’s liquidity needs and the lower rates reflected current market conditions. The decrease in average certificates of deposit and other time deposits was mostly transitioned to non-interest bearing and money market and savings deposits which reflected average increases of $33.2 million and $18.1 million, respectively.

During 2016, lower rates on interest-bearing liabilities produced $690 thousand less in interest expense and decreased volume produced $254 thousand less in interest expense, as shown in the table below. In 2015, lower rates on interest-bearing liabilities produced $548 thousand less in interest expense and decreased volume produced $353 thousand less in interest expense.

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

	2016 over (under) 2015			2015 over (under) 2014
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$2,148	$(1,442)	$3,590	$(24)	$(1,979)	$1,955
Taxable investment securities	(407)	204	(611)	645	112	533
Tax-exempt investment securities	(4)	3	(7)	(3)	1	(4)
Federal funds sold	3	4	(1)	2	1	1
Interest-bearing deposits	159	152	7	(49)	29	(78)
Total interest income	1,899	(1,079)	2,978	571	(1,836)	2,407

Interest expense on deposits
and borrowed funds:
Interest-bearing demand deposits	5	(15)	20	(18)	(21)	3
Money market and savings deposits	11	(22)	33	61	33	28
Time deposits	(959)	(653)	(306)	(941)	(563)	(378)
Short-term borrowings	(1)	-	(1)	(3)	3	(6)
Total interest expense	(944)	(690)	(254)	(901)	(548)	(353)
Net interest income	$2,843	$(389)	$3,232	$1,472	$(1,288)	$2,760

Noninterest Income

Noninterest income increased $1.2 million, or 8.0%, in 2016 when compared to 2015 and decreased $1.4 million, or 8.1%, in 2015 when compared to 2014. The increase in noninterest income in 2016 when compared to 2015 was primarily due to increases in service charges on deposit accounts of $598 thousand, insurance agency commissions of $277 thousand, bank service and loan fees of $207 thousand and a gain on sale of the Bank’s credit card portfolio of $198 thousand. These increases were partially offset by a decrease in trust and investment fee income of $185 thousand.

The decrease in noninterest income in 2015 when compared to 2014 was mainly due to the loss of wholesale insurance commissions and fees of $2.0 million from the formerly owned Tri-State General Insurance Agency (“Tri-State”) which was sold late in the second quarter of 2014 for a gain of $114 thousand. Excluding Tri-State, noninterest income increased $777 thousand over 2014 with increases in retail insurance commissions of $504 thousand and service charges on deposit accounts of $460 thousand due to an overall increase in bank fees, offset by a decrease in trust and investment fee income of $233 thousand.

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2016/ 15		2015/ 14
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,465	$2,867	$2,407	$598	20.9%	$460	19.1%
Trust and investment fee income	1,442	1,627	1,860	(185)	(11.4)	(233)	(12.5)
Gains on sales of investment securities	30	-	23	30	100.0	(23)	(100.0)
Insurance agency commissions income	8,551	8,274	9,525	277	3.3	(1,251)	(13.1)
Other noninterest income	3,157	2,648	2,966	509	19.2	(318)	(10.7)
Total	$16,645	$15,416	$16,781	$1,229	8.0	$(1,365)	(8.1)

Noninterest Expense

Noninterest expense decreased $203 thousand, or 0.5%, in 2016 when compared to 2015 and decreased $2.0 million, or 5.1%, in 2015 when compared to 2014. The decrease in noninterest expense in 2016 when compared to 2015 was primarily due to a decline in legal and professional fees of $505 thousand and reduced FDIC insurance premiums of $518 thousand, partially offset by consolidation expenses for the former bank subsidiaries of $507 thousand and increases in write-downs on other real estate owned of $115 thousand and employee salaries/wages and employee benefits of $174 thousand. The increased legal and professional fees in 2015 were the direct result of management outsourcing its internal audit function which resulted in significant implementation costs. In addition, the lower FDIC insurance premiums over the prior period are the direct result of the upgraded regulatory status and financial performance of Talbot in the second quarter of 2015 and an adjustment of the annual assessment in the third quarter of 2016.

The decrease in noninterest expense in 2015 when compared to 2014 was largely due to the sale of Tri-State which resulted in the decrease of $1.9 million of expenses, most significantly insurance agency commissions.  In addition, decreased expenses were due to lower write-downs on other real estate owned, lower FDIC insurance premium expense due to the upgrade of Talbot in the second quarter of 2015, decreased salary and employee benefits and lower credit costs, partially offset by increases in data processing and legal and professional fees.

We had 287 full-time equivalent employees at December 31, 2016, 283 full-time equivalent employees at December 31, 2015 and 292 full-time equivalent employees at December 31, 2014.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2016/ 15		2015/ 14
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Salaries and wages	$17,626	$17,540	$17,600	$86	0.5%	$(60)	(0.3)%
Employee benefits	3,993	3,905	4,092	88	2.3	(187)	(4.6)
Occupancy expense	2,452	2,420	2,339	32	1.3	81	3.5
Furniture and equipment expense	963	926	975	37	4.0	(49)	(5.0)
Data processing	3,496	3,260	3,006	236	7.2	254	8.4
Directors' fees	511	470	474	41	8.7	(4)	(0.8)
Amortization of intangible assets	131	133	201	(2)	(1.5)	(68)	(33.8)
Insurance agency commissions expense	-	-	906	-	-	(906)	(100.0)
FDIC insurance premium expense	696	1,214	1,636	(518)	(42.7)	(422)	(25.8)
Write-downs of other real estate owned	242	127	658	115	90.6	(531)	(80.7)
Legal and professional fees	1,875	2,380	2,048	(505)	(21.2)	332	16.2
Other noninterest expenses	5,162	4,975	5,426	187	3.8	(451)	(8.3)
Total	$37,147	$37,350	$39,361	$(203)	(0.5)	$(2,011)	(5.1)

Income Taxes

The Company reported an income tax expense of $6.3 million for 2016, compared to an income tax expense of $4.4 million for 2015 and an income tax expense of $3.1 million for 2014. The effective tax rate was 39.4% for 2016, 38.3% for 2015 and 37.7% for 2014. In 2016, 2015 and 2014, the Company was able to utilize a portion of their Federal and State NOL carryforwards which reduced income taxes payable for the year. The Company believes it will be able to continue utilizing its NOL’s without the need for a valuation allowance. See the discussion in Note 15, Income Taxes, in the Notes to Consolidated Financial Statements for additional information on the evaluation of the Company’s NOL’s.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

We invest excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks and federal funds sold increased $2.6 million from $58.7 million at December 31, 2015 to $61.3 million at December 31, 2016. Average interest-bearing deposits with other banks and federal funds sold increased $1.8 million in 2016 and decreased $32.4 million in 2015. The increase in 2016 was due to higher period-end and average balances on deposits which resulted in excess liquidity for funding future loan growth.  The decline in the 2015 period-end and average balances for these assets reflected a reduction in excess liquidity.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2016, 96% of the portfolio was classified as available for sale and 4% as held to maturity, similar to the 98% and 2%, respectively, at December 31, 2015. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. On December 15, 2016, the Company bought $3.0 million in subordinated notes from a local regional bank which it intends to hold to maturity of December 30, 2026. We do not typically invest in derivative securities. Total investment securities decreased $45.8 million from $216.4 million at December 31, 2015 to $170.6 million at December 31, 2016. Average investment securities decreased $36.1 million in 2016 due to funding new loan growth during the year. The increase in average investment securities of $33.6 million in 2015 from 2014 was due to proceeds from the second quarter of 2014 capital raise which were primarily invested in available for sale investment securities.

Investment securities available for sale were $163.8 million at the end of 2016 and $212.2 million at the end of 2015. Investment activity for 2016 included purchases of $9.1 million in mortgage-backed securities and $9.0 million in U.S. Government agencies, while investment activity for 2015 included purchases of $32.1 million in mortgage-backed securities and $14.0 million in U.S. Government agencies. At year-end 2016, 20.9% of the securities in the portfolio were U.S. Government agencies and 78.7% of the securities were mortgage-backed securities, compared to 25.2% and 72.5%, respectively, at year-end 2015, reflecting a shift in the composition of the portfolio to mortgage-backed securities which provide higher yields. As seen in the table below, 10% of the available-for-sale portfolio will mature in over one through five years and 73% will mature in over ten years based on contractual maturities. The comparable amounts for 2015 were 18% and 70%, respectively. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity totaled $6.8 million at December 31, 2016. The comparable amount was $4.2 million at December 31, 2015.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2016.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and
Government agencies	$15,027	0.96%	$16,947	1.32%	$-	-%	$2,240	2.24%
Mortgage-backed	-	-	-	-	12,737	1.70	116,207	2.07
Total available for sale	$15,027	0.96	$16,947	1.32	$12,737	1.70	$118,447	2.08

Held to maturity:
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$2,193	2.10%
States and political
subdivisions[1]	210	5.23	501	4.34	904	5.21	-	-
Total held to maturity	$210	5.23	$501	4.34	$904	5.21	$2,193	2.10

1 Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate.

Loans

The loan portfolio is the primary source of our income. Loans totaled $871.5 million at December 31, 2016, an increase of $76.4 million, or 9.6%, from 2015. Loans significantly increased for 2016 when compared to 2015 primarily due to a strategic focus to grow and diversify the loan portfolio and expand coverage in markets outside the current market areas where we have extended contacts and relationships. Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in loans was comprised of increases in commercial real estate loans of $52.4 million, or 15.9%, residential real estate loans of $18.7 million, or 6.1% and commercial loans, which include financial and agricultural loans, of $7.5 million, or 11.6%. Construction loans declined $1.6 million, or 1.9% and consumer loans, which consist of a small percentage of the overall loan portfolio, decreased $616 thousand, or 8.5%, at December 31, 2016 compared to December 31, 2015.

At December 31, 2016, the real estate loan portfolio was comprised of 9.6% construction, 37.4% residential real estate and 43.9% commercial real estate. That compares to 10.8%, 38.6% and 41.5%, respectively, at December 31, 2015. Commercial and consumer loans were 8.3% and 0.8%, respectively, of the portfolio at December 31, 2016 and 8.2% and 0.9%, respectively, at December 31, 2015.  At December 31, 2016, 74.8% of the loan portfolio had fixed interest rates and 25.2% had adjustable interest rates, compared to 74.4% and 25.6%, respectively, at December 31, 2015. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 3, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2016 and 2015, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
Construction	$84,002	9.6%	$85,632	10.8%	$69,157	9.7%	$64,591	9.1%	$108,051	13.8%
Residential real estate	325,768	37.4	307,063	38.6	273,336	38.5	274,857	38.6	288,011	36.7
Commercial real estate	382,681	43.9	330,253	41.5	305,788	43.0	304,605	42.8	314,941	40.1
Commercial	72,435	8.3	64,911	8.2	52,671	7.4	57,195	8.0	60,786	7.7
Consumer	6,639	0.8	7,255	0.9	9,794	1.4	10,671	1.5	13,293	1.7
Total	$871,525	100.0%	$795,114	100.0%	$710,746	100.0%	$711,919	100.0%	$785,082	100.0%

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2016.

		Maturing after
	Maturing	one but within	Maturing after
(Dollars in thousands)	within one year	five years	five years	Total
Construction	$43,447	$37,160	$3,395	$84,002
Residential real estate	43,122	129,039	153,607	325,768
Commercial real estate	36,632	246,356	99,693	382,681
Commercial	17,988	47,481	6,966	72,435
Consumer	2,822	3,059	758	6,639
Total	$144,011	$463,095	$264,419	$871,525
Rate terms:
Fixed-interest rate loans	$96,920	$427,164	$127,616	$651,700
Adjustable-interest rate loans	47,091	35,931	136,803	219,825
Total	$144,011	$463,095	$264,419	$871,525

Liabilities

Deposits

We use deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $975.5 million at December 31, 2015 to $997.5 million at December 31, 2016. The increase in deposits was mainly due to an increase in noninterest-bearing deposits of $31.9 million as well as an increase in interest-bearing transaction accounts of $19.6 million, partially offset by a decline in certificates of deposit and other time deposits of $29.5 million. The increases in noninterest-bearing and interest-bearing transaction accounts reflected continuing growth in our customer base and a shift from certificates of deposit and other time deposits providing lower yields than in 2015. Average deposits increased $27.7 million, or 2.9%, in 2016, compared to a 1.8% decrease in 2015. Average certificates of deposit and other time deposits decreased $37.3 million, or 11.9%, for the same reasons as the decline in the period-end amounts. Partially offsetting this decrease, average money market and savings deposits, noninterest-bearing and interest-bearing demand deposits increased in aggregate $65.0 million, or 10.2%, during 2016. Deposits provided funding for approximately 90.5%, 91.5% and 93.7% of average earning assets for 2016, 2015 and 2014, respectively.

Average deposits increased for 2015 primarily in noninterest-bearing deposits and interest-bearing transaction accounts which increased $54.4 million, or 9.4%, partially offset by decreases in certificates of deposit and other time deposits of $37.7 million, or 10.7%. Similar to the trend in 2016, deposits in 2015 shifted from certificates of deposit and other time deposits bearing low interest rates to deposit accounts which provide more liquidity.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2016		2015		2014
Noninterest-bearing demand	$241,357	24.7%	$211,171	22.2%	$178,002	19.1%
Interest-bearing deposits
Demand	194,062	19.9	180,810	19.1	177,828	19.1
Money market and savings	265,323	27.2	243,731	25.7	225,616	24.2
Certificates of deposit, $100,000
to $249,999	98,397	10.1	149,181	15.7	170,252	18.2
Certificates of deposit, $250,000
or more (1)	29,071	3.0	-	-	-	-
Other time deposits	148,671	15.2	164,239	17.3	180,848	19.4
Total	$976,881	100.0%	$949,132	100.0%	$932,546	100.0%

(1) Disclosure of $250K or more for periods 2015 and 2014 were not separately reported.

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2016.

(Dollars in thousands)
Three months or less	$3,528
Over three through 6 months	4,513
Over 6 through 12 months	8,689
Over 12 months	12,325
Total	$29,055

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2016 and 2015, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $473 thousand, or 7.6%, in 2016, while the average balance decreased $1.8 million, or 22.8%, in 2015. There was not a substantial need for short-term borrowings to supplement deposits as a funding source during 2016 and 2015.

The following table sets forth our position with respect to short-term borrowings.

	2016		2015		2014
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$5,753	0.24%	$6,226	0.24%	$8,061	0.22%
Outstanding at year end	3,203	0.25	6,672	0.23	4,808	0.23
Maximum outstanding at any month end	9,877	-	10,423	-	10,836	-

Long-Term Debt

We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth where liquidity from deposit growth is not sufficient. The Company had no long-term debt at the end of 2016 and 2015.

Capital Resources Management

Total stockholders’ equity for the Company was $154.3 million at December 31, 2016, compared to $147.0 million at December 31, 2015. The increase in stockholders’ equity in 2016 was primarily due to net income during the year which was offset by dividends paid to common stockholders. The ratio of period-end equity to total assets was 13.30% for 2016, as compared to 12.95% for 2015.

During the second quarter of 2014, the Company sold 4,140,000 shares of its common stock for a price of $8.25 per share (the “stock sale”). The Company received $31.3 million in net proceeds after deducting certain direct costs related to the stock sale, primarily underwriting discounts and commissions. The Company contributed $20.0 million of the net proceeds to Talbot, to satisfy regulatory capital requirements, with the remaining proceeds used for general corporate purposes.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2016, the portion of the investment portfolio designated as “available for sale” had net unrealized holding (losses), net of tax, of ($993) thousand compared to net unrealized holding (losses), net of tax, of $(71) thousand at December 31, 2015.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31, 2016, 2015 and 2014.

				Minimum
				Regulatory
				Requirements
(Dollars in thousands)	2016	2015	2014	as of 2016
Common equity Tier 1 capital	$140,897	$126,024	n/a
Tier 1 capital	140,897	126,024	$112,511
Tier 2 capital	9,027	8,619	7,999
Total risk-based capital	149,924	134,643	120,510
Net risk-weighted assets	893,116	807,807	736,763
Adjusted average total assets	1,144,968	1,116,692	1,075,674
Risk-based capital ratios:
Common equity Tier 1	15.78%	15.60%	n/a	5.1*	%
Tier 1	15.78	15.60	15.27%	6.6*
Total capital	16.79	16.67	16.36	8.6*
Tier 1 leverage ratio	12.31	11.29	10.46	4.0

* includes phased in capital conservation buffer for 2016 of 0.625%

See Note 17 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company and the Bank.

In July 2013, U.S. federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules were effective for the Company on January 1, 2015 and will be fully phased in on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Basel III Capital Rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period, increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules also revise the “prompt corrective action” regulations by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status and (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the prior 6%). The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Company currently meets all capital adequacy requirements under the Basel III Capital Rules as they became effective for the Company on January 1, 2015. For additional information regarding the Basel III Capital Rules, see “Business - Supervision and Regulation - Capital Requirements.”

Asset Quality - Provision for Credit Losses and Risk Management

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

The adequacy of the allowance for credit losses is determined based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as loan delinquency trends, nonaccrual loans and current market conditions. Management believes the current allowance is adequate to provide for probable losses inherent in our loan portfolio; however, future changes in the composition of the loan portfolio and financial condition of borrowers may result in additions to the allowance. Examination of the portfolio and allowance by various regulatory agencies and consultants engaged by the Company may result in the need for additional provisions based on information available at the time of the examination. The Bank maintains a separate allowance for credit losses, which is only available to absorb losses from their respective loan portfolios. The allowance set by the Bank is subject to regulatory examination and determination as to its adequacy.

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

As seen in the table below, the provision for credit losses was $1.8 million for 2016, $2.1 million for 2015 and $3.4 million for 2014. The decrease in the level of provision for credit losses in 2016 was primarily due to a decline in nonperforming assets and an improved local economy compared to 2015.  Net loan charge-offs totaled $1.4 million in 2016, $1.5 million in 2015 and $6.4 million in 2014.  Real estate loans were 76%, 83% and 65% of total loans charged off during 2016, 2015 and 2014, respectively.

The allowance for credit losses was $8.7 million, or 1.06% of average outstanding loans at December 31, 2016, compared to an allowance of $8.3 million, or 1.11% of average outstanding loans at December 31, 2015. The higher allowance at the end of 2016 when compared to the end of 2015 was the result of significant growth in the loan portfolio. At December 31, 2014, the allowance for credit losses was $7.7 million, or 1.09% of average outstanding loans. The ratio of net charge-offs to average loans was 0.17% in 2016, 0.19% in 2015 and 0.90% in 2014.

The overall credit quality improved in 2016 compared to 2015 primarily due to continued workout efforts on outstanding problem loans many of which were TDRs and nonperforming assets. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2016	2015	2014	2013	2012

Balance, beginning of year	$8,316	$7,695	$10,725	$15,991	$14,288

Loans charged off
Construction	(615)	(1,058)	(725)	(20,695)	(7,826)
Residential real estate	(580)	(283)	(2,407)	(7,163)	(9,838)
Commercial real estate	(503)	(920)	(1,648)	(6,162)	(2,954)
Commercial	(497)	(396)	(2,389)	(665)	(5,451)
Consumer	(45)	(67)	(163)	(113)	(576)
Total	(2,240)	(2,724)	(7,332)	(34,798)	(26,645)
Recoveries
Construction	35	125	149	161	6
Residential real estate	298	398	376	545	102
Commercial real estate	25	379	58	161	166
Commercial	428	319	341	839	304
Consumer	16	49	28	42	25
Total	802	1,270	952	1,748	603

Net loans charged off	(1,438)	(1,454)	(6,380)	(33,050)	(26,042)
Provision for credit losses	1,848	2,075	3,350	27,784	27,745
Balance, end of year	$8,726	$8,316	$7,695	$10,725	$15,991

Average loans outstanding	$825,475	$748,101	$707,381	$768,516	$814,167

Percentage of net charge-offs to average
loans outstanding during the year	0.17%	0.19%	0.90%	4.30%	3.20%
Percentage of allowance for credit losses at
year end to average loans	1.06%	1.11%	1.09%	1.40%	1.96%
Percentage of allowance for credit losses at
year end to loans	1.00%	1.05%	1.08%	1.51%	2.04%

During 2016, due to the consolidation of Talbot and CNB, the processes and assumptions affecting the allowance methodology were re-evaluated for a more unified representation of the new consolidated bank. This re-evaluation resulted in a net change in the unallocated portion of the allowance of $776 thousand. Included in the balance of the allowance for credit losses were specific reserves of $2.2 million and $1.4 million primarily for real estate loans at the end of 2016 and 2015, respectively.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$2,787	9.6%	$1,646	10.8%	$1,303	9.7%	$1,960	9.1%	$4,387	13.8%
Residential real estate	1,953	37.4	2,181	38.6	2,834	38.5	3,854	38.6	5,194	36.7
Commercial real estate	2,610	43.9	2,999	41.5	2,379	43.0	3,029	42.8	4,134	40.1
Commercial	1,145	8.3	558	8.2	448	7.4	1,266	8.0	1,682	7.7
Consumer	231	0.8	156	0.9	229	1.4	243	1.5	407	1.7
Unallocated	-	-	776	-	502	-	373	-	187	-
Total	$8,726	100.0%	$8,316	100.0%	$7,695	100.0%	$10,725	100.0%	$15,991	100.0%

At December 31, 2016, nonperforming assets were $11.5 million, a decrease of $4.9 million, or 29.9%, when compared to December 31, 2015. Similarly, accruing TDRs were $13.0 million at December 31, 2016, a decrease of $2.5 million, or 16.1%, when compared to December 31, 2015. At December 31, 2016, the ratio of nonaccrual loans to total assets was 0.77%, improving from 1.07% at December 31, 2015. Likewise, the ratio of accruing TDRs to total assets at December 31, 2016 was 1.12%, decreasing from 1.37% at December 31, 2015. When comparing December 31, 2016 to December 31, 2015, the positive trend in nonperforming assets and TDRs, as well as the corresponding asset quality ratios, was due to continued work-out efforts and loan charge-offs.

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

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2016	2015	2014	2013	2012
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for
sale ("hfs")
Construction	$3,818	$7,529	$6,046	$3,949	$9,694
Residential real estate	3,903	2,259	4,035	5,166	11,532
Commercial real estate	1,152	2,022	3,121	4,671	14,567
Commercial	-	161	141	792	594
Consumer	99	122	123	48	87
Total nonaccrual loans excluding nonaccrual
loans hfs	8,972	12,093	13,466	14,626	36,474
Loans 90 days or more past due and still accruing
Construction	-	-	-	-	-
Residential real estate	-	-	83	20	290
Commercial real estate	-	-	-	-	165
Commercial	10	-	-	250	-
Consumer	10	7	4	-	5
Total loans 90 days or more past due and still accruing	20	7	87	270	460
Other real estate owned	2,477	4,252	3,691	3,779	7,659
Total nonperforming assets excluding nonaccrual loans hfs	11,469	16,352	17,244	18,675	44,593
Nonaccrual loans hfs	-	-	-	3,521	-
Total nonperforming assets including nonaccrual loans hfs	$11,469	$16,352	$17,244	$22,196	$44,593

Accruing TDRs
Construction	$4,189	$4,069	$4,022	$1,620	$27,335
Residential real estate	3,875	5,686	6,368	14,582	7,017
Commercial real estate	4,936	5,740	6,237	9,791	17,880
Commercial	-	-	47	95	121
Consumer	-	-	-	-	-
Total accruing TDRs	$13,000	$15,495	$16,674	$26,088	$52,353

As a percent of total loans:
Nonaccrual loans excluding nonaccrual loans hfs	1.03%	1.52%	1.89%	2.05%	4.65%
Accruing TDRs	1.49%	1.95%	2.35%	3.66%	6.67%
Nonaccrual loans and accruing TDRs excluding nonaccrual
loans hfs	2.52%	3.47%	4.24%	5.72%	11.31%

As a percent of total loans and other real estate owned:
Nonperforming assets excluding nonaccrual loans hfs	1.31%	2.05%	2.41%	2.61%	5.63%
Nonperforming assets and accruing TDRs excluding nonaccrual
loans hfs	2.80%	3.98%	4.75%	6.25%	12.23%

As a percent of total assets:
Nonaccrual loans excluding nonaccrual loans hfs	0.77%	1.07%	1.22%	1.39%	3.08%
Nonaccrual loans including nonaccrual loans hfs	0.77%	1.07%	1.22%	1.72%	3.08%
Nonperforming assets excluding nonaccrual loans hfs	0.99%	1.44%	1.57%	1.77%	3.76%
Nonperforming assets including nonaccrual loans hfs	0.99%	1.44%	1.57%	2.11%	3.76%
Accruing TDRs	1.12%	1.37%	1.52%	2.47%	4.41%
Nonperforming assets and accruing TDRs excluding nonaccrual
loans hfs	2.11%	2.81%	3.08%	4.25%	8.18%
Nonperforming assets and accruing TDRs including nonaccrual
loans hfs	2.11%	2.81%	3.08%	4.58%	8.18%

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

The statement of condition is subject to quarterly testing for six alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300 and 400 basis points (“bp”), although the Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	40.00%	30.00%	20.00%	10.00%	(10.00)%	(20.00)%
December 31, 2016	5.4%	4.1%	2.8%	1.5%	(6.2)%	(10.6)%
December 31, 2015	7.9	6.1%	4.3%	2.7%	(5.5)%	(10.2)%

Based on our net interest income simulation as of December 31, 2016, net interest income is expected to increase as interest rates rise. The results of the simulation are well within the policy limits adopted by the Company. This is due in part to our strategy to maintain short investment portfolio durations. In addition, rising interest rates would drive higher rates on loans. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2016 was less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. The decline in sensitivity was partially due to changes in our balance sheet mix, including decreases in federal funds sold, floating rate commercial loans, and a shift from certificates of deposit and other time deposits to noninterest bearing deposits which drove down the Company’s cost of funds and interest expense.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	25.00	20.00%	15.00%	10.00%	(20.00)%	(35.00)%
December 31, 2016	(0.5)%	0.3%	0.9%	1.1%	(7.0)%	(17.3)%
December 31, 2015	0.5%	1.4%	1.2%	0.3%	(12.3)%	(26.5)%

Based on our EVE simulation as of December 31, 2016, equity is expected to increase as interest rates rise in all scenarios other than a 400bp increase and will decline as interest rates decrease. The results of the simulation are well within the policy limits adopted by the Company. The decrease in the EVE at risk from December 31, 2015 to December 31, 2016 primarily resulted from changes in the shape of the yield curve caused by the increases to the Federal Funds rate, as well as strong loan growth for the Bank partially funded by the short duration investment securities. The impact of these changes resulted in the decrease in the change in EVE.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, the Bank is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Banks’ exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they use for on-balance sheet instruments. The Bank generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $205.0 million from the FHLB as of December 31, 2016.

At December 31, 2016, our loan to deposit ratio was approximately 87.4%, higher than the 81.5% at year-end 2015. Investment securities available for sale totaling $163.8 million at the end of 2016 were available for the management of liquidity and interest rate risk. The comparable amount was $212.2 million at December 31, 2015. Cash and cash equivalents were $75.9 million at December 31, 2016, an increase of $2.1 million, or 2.9%, compared to the $73.8 million at year-end 2015, which reflects management’s efforts to provide sufficient liquidity for funding future loan growth. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2016.

	Within	One to	Three to	Over
(Dollars in thousands)	one year	three years	five years	five years	Total
Deposits without a stated maturity	$737,223	$-	$-	$-	$737,223
Time deposits	154,326	60,795	45,093	52	260,266
Operating leases	567	816	465	806	2,654
Purchase obligations	3,073	3,782	1,094	1,040	8,989
Total	$895,189	$65,393	$46,652	$1,898	$1,009,132

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective. Dixon Hughes Goodman, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 16, 2017

/s/ Lloyd L. Beatty, Jr.	/s/ Edward C. Allen
Lloyd L. Beatty, Jr.	Edward C. Allen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Shore Bancshares, Inc.

We have audited Shore Bancshares, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Shore Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Shore Bancshares, Inc. as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 16, 2017

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Shore Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO) and our report dated
March 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control  over financial reporting.

/s/Dixon Hughes Goodman LLP

Baltimore, Maryland

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. (the “Company”) as of December 31, 2015, and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considering necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Bancshares, Inc. as of December 31, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Stegman & Company

Baltimore, Maryland

March 11, 2016

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$14,596	$15,080
Interest-bearing deposits with other banks	61,342	54,223
Federal funds sold	-	4,508
Cash and cash equivalents	75,938	73,811
Investment securities:
Available-for-sale, at fair value	163,798	212,165
Held to maturity, at amortized cost - fair value of $6,806 (2016)
and $4,243 (2015)	6,808	4,191

Loans	871,525	795,114
Less: allowance for credit losses	(8,726)	(8,316)
Loans, net	862,799	786,798

Premises and equipment, net	16,558	16,864
Goodwill	11,931	11,931
Other intangible assets, net	1,079	1,211
Other real estate owned, net	2,477	4,252
Other assets	18,883	23,920
TOTAL ASSETS	$1,160,271	$1,135,143

LIABILITIES
Deposits:
Noninterest-bearing	$261,575	$229,686
Interest-bearing	735,914	745,778
Total deposits	997,489	975,464

Short-term borrowings	3,203	6,672
Other liabilities	5,280	6,040
TOTAL LIABILITIES	1,005,972	988,176

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,664,797 (2016) and
12,631,160 (2015)	127	126
Additional paid in capital	64,201	63,815
Retained earnings	90,964	83,097
Accumulated other comprehensive income (loss)	(993)	(71)
TOTAL STOCKHOLDERS' EQUITY	154,299	146,967
TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY	$1,160,271	$1,135,143

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2016	2015	2014

INTEREST INCOME
Interest and fees on loans	$37,155	$35,126	$35,140
Interest and dividends on investment securities:
Taxable	3,195	3,602	2,957
Tax-exempt	7	10	12
Interest on federal funds sold	6	3	1
Interest on deposits with other banks	289	130	179
Total interest income	40,652	38,871	38,289

INTEREST EXPENSE
Interest on deposits	2,389	3,331	4,229
Interest on short-term borrowings	14	15	18
Total interest expense	2,403	3,346	4,247

NET INTEREST INCOME	38,249	35,525	34,042
Provision for credit losses	1,848	2,075	3,350

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	36,401	33,450	30,692

NONINTEREST INCOME
Service charges on deposit accounts	3,465	2,867	2,407
Trust and investment fee income	1,442	1,627	1,860
Gains on sales of investment securities	30	-	23
Gain on sale of credit card portfolio	198	-	-
Insurance agency commissions	8,551	8,274	9,525
Other noninterest income	2,959	2,648	2,966
Total noninterest income	16,645	15,416	16,781

NONINTEREST EXPENSE
Salaries and wages	17,626	17,540	17,600
Employee benefits	3,993	3,905	4,092
Occupancy expense	2,452	2,420	2,339
Furniture and equipment expense	963	926	975
Data processing	3,496	3,260	3,006
Directors' fees	511	470	474
Amortization of other intangible assets	131	133	201
Insurance agency commissions expense	-	-	906
FDIC insurance premium expense	696	1,214	1,636
Write-downs of other real estate owned	242	127	658
Legal and professional fees	1,875	2,380	2,048
Other noninterest expenses	5,162	4,975	5,426
Total noninterest expense	37,147	37,350	39,361

INCOME BEFORE INCOME TAXES	15,899	11,516	8,112
Income tax expense	6,261	4,408	3,061

NET INCOME	$9,638	$7,108	$5,051

Basic net income per common share	$0.76	$0.56	$0.46
Diluted net income per common share	0.76	0.56	0.46
Dividends paid per common share	0.14	0.04	-

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,

(Dollars in thousands)	2016	2015	2014

Net income	$9,638	$7,108	$5,051

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale-securities	(1,514)	(649)	1,285
Tax effect	610	262	(518)
Reclassification of gains recognized in net income (loss)	(30)	-	(23)
Tax effect	12	-	9
Net of tax amount	(922)	(387)	753

Total other comprehensive (loss) income	(922)	(387)	753
Comprehensive income	$8,716	$6,721	$5,804

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015, and 2014

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income(Loss)	Equity

Balances, January 1, 2014	$85	$32,207	$71,444	$(437)	$103,299

Net income	-	-	5,051	-	5,051
Unrealized gain on available-for-sale
securities, net of reclassification
adjustment, net of taxes	-	-	-	753	753
Issuance of common stock through public
offering, net	41	31,238	-	-	31,279
Stock-based compensation	-	87	-	-	87
Balances, December 31, 2014	126	63,532	76,495	316	140,469

Net Income	-	-	7,108	-	7,108
Unrealized loss on available-for-sale
securities, net of reclassification
adjustment, net of taxes	-	-	-	(387)	(387)
Stock-based compensation	-	283	-	-	283
Cash dividends paid	-	-	(506)	-	(506)
Balances, December 31, 2015	126	63,815	83,097	(71)	146,967

Net income	-	-	9,638	-	9,638
Unrealized loss on available-for-sale
securities, net of taxes	-	-	-	(922)	(922)
Common shares issued for employee stock-
based awards	-	53	-	-	53
Stock-based compensation	1	333	-	-	334
Cash dividends paid	-	-	(1,771)	-	(1,771)

Balances, December 31, 2016	$127	$64,201	$90,964	$(993)	$154,299

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,638	$7,108	$5,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1,848	2,075	3,350
Depreciation and amortization	2,449	2,434	2,312
Discount accretion on debt securities	(22)	(99)	(60)
Stock-based compensation expense	334	283	87
Excess tax benefits from stock-based arrangements	(27)	(3)	-
Deferred income tax expense (benefit)	5,716	3,874	2,836
Gains on sales of securities	(30)	-	(23)
Losses on disposals of premises and equipment	-	18	82
Losses on sales and write-downs of other real estate owned	363	171	687
Gain on sale of wholesale insurance subsidiary	-	-	(114)
Gain on sale of credit card portfolio	(198)	-	-
Net changes in:
Accrued interest receivable	(218)	205	(102)
Other assets	(98)	(870)	170
Accrued interest payables	(32)	(66)	(53)
Other liabilities	(728)	(15)	(1,044)
Net cash provided by operating activities	18,995	15,115	13,179

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities
available for sale	59,989	68,395	43,418
Proceeds from sales of investment securities available for sale	3,961	-	988
Proceeds from sales of investment securities held to maturity	-	-	113
Purchases of investment securities available for sale	(18,120)	(46,102)	(133,006)
Proceeds from maturities and principal payments of investment securities
held to maturity	376	432	443
Purchases of securities held to maturity	(3,000)	-	-
Proceeds from the sale of credit card portfolio	1,428	-	-
Net change in loans	(81,369)	(88,595)	(3,982)
Purchases of premises and equipment	(699)	(1,518)	(2,077)
Proceeds from sales of other real estate owned	3,700	2,040	1,697
Proceeds from sale of subsidiary	-	-	2,878
Net cash used in investing activities	(33,734)	(65,348)	(89,528)

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	31,890	35,872	21,017
Interest-bearing deposits	(9,864)	(9,412)	(5,482)
Short-term borrowings	(3,469)	1,864	(5,332)
Proceeds from the issuance of common stock	53	-	31,279
Excess tax benefits from stock-based arrangements	27	3	-
Common stock dividends paid	(1,771)	(506)	-
Net cash provided by financing activities	16,866	27,821	41,482
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,127	(22,412)	(34,867)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,811	96,223	131,090
CASH AND CASH EQUIVALENTS AT END OF YEAR	$75,938	$73,811	$96,223

Supplemental cash flows information:
Interest paid	$2,434	$3,413	$4,300
Income taxes paid	$435	$518	$243
Transfers from loans to other real estate owned	$2,289	$2,773	$2,295
Change in unrealized (gain) loss on securities available for sale	$(1,664)	$119	$(529)
Transfers from loans held for sale to loans	$-	$-	$3,521

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016,  2015, and 2014

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

Effective July 1, 2016, the Company’s two bank subsidiaries, The Talbot Bank of Easton Maryland and CNB were consolidated into one bank known as Shore United Bank. In these notes to the consolidated financial statements, the term “the Bank” refers to Shore United Bank, unless the context requires stipulating results of the individual banks before the consolidation occurred.

Nature of Operations

The Company engages in the banking business through Shore United Bank, a Maryland commercial bank with trust powers. The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located on the Delmarva Peninsula. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial & Trust.

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

A loan is considered a troubled debt restructuring (“TDR”) if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans are identified to be restructured when signs of impairment arise such as borrower interest rate reduction request, slowness to pay, or when an inability to repay becomes evident. The terms being offered are evaluated to determine if they are more liberal than those that would be indicated by policy or industry standards for similar, untroubled credits. In those situations where the terms or the interest rates are considered to be more favorable than industry standards or the current underwriting guidelines of the Company’s banking subsidiary, the loan is classified as a TDR. All loans designated as TDRs are considered impaired loans and may be on either accrual or nonaccrual status. In instances where the loan has been placed on nonaccrual status, six consecutive months of timely payments are required prior to returning the loan to accrual status.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of homogeneous loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loans, or portions thereof, that are considered uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The criteria for charge offs are addressed in the Banks’ Collection and Workout Policy. Per the policy, the recognition of the loss of loans or portions of loans will occur when there is a reasonable probability of loss. When the amount of loss can be readily calculated, the loss will be recognized. In cases where an amount cannot be calculated, specific reserves will be maintained. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

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

During the third quarter of 2016 and 2015, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

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

The Company recognizes accrued interest and penalties as a component of tax expense. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for tax years ending on or after December 31, 2013.

Basic and Diluted Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.

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

Cash and Cash Equivalents

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Interest-bearing deposits with banks generally exceed balances that are recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance.

Stock-Based Compensation

Accounting guidance for stock-based compensation requires that expense relating to such transactions be recognized as compensation cost in the income statement. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the vesting period. See Note 12 for a further discussion.

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

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $528 thousand, $495 thousand and $428 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

Recent Accounting Standards

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after December 16, 2016. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date ” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” – ASU 2016-08 amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” – ASU 2016-10 amendments clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license. Attributes of a promised license define the scope of a customer’s right to use or right to access an entity’s intellectual property and, therefore, do not define whether the entity satisfies its performance obligation at a point in time or over time and do not create an obligation for the entity to transfer any additional rights to use or access its intellectual property. ASU 2014-09 will be effective for The Company on January 1, 2018 and The Company is currently in the process of evaluating the impact of the adoption of this update will have on the consolidated financial statements. The Company preliminarily believes the adoption of this update will not have a material impact on the consolidated financial statements, as a majority of the Company’s revenue generating transactions are not included in the scope of this update.

ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of December 31, 2016, the Company has share-based payment awards that included performance targets that could be achieved after the requisite service period. The adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

ASU No. 2015-16 – In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in this ASU, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as the result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on our consolidated financial statements.

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

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statement , and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to elect the package of practical expedients that allows it to not reassess whether any expire or existing contracts represent leases, the lease classification of any expired or existing lease and initial direct costs for any existing or expired leases. The Company expects this standard will have a material impact on its financial statements through gross-up of the balance sheet for lease assets and liabilities. However, no material change to lease expense recognition is expected.

ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. ASU 2016-09 will be effective for us on January 1, 2017 and the Company is currently in the process of evaluating the impact the adoption of this update will have on the consolidated financial statements. The Company preliminarily believes the adoption of this update will result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as; the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options.

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

ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements

ASU No. 2017-01 – In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805)” Clarifying the Definition of a Business. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

ASU No. 2017-03 – In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02, and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

ASU No. 2017-04 – In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

NOTE 2. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2016
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	34,320	56	162	34,214
Mortgage-backed	130,490	263	1,809	128,944
Equity	652	-	12	640
Total	$165,462	$319	$1,983	$163,798

December 31, 2015
U.S. Treasury	$5,078	$1	$-	$5,079
U.S. Government agencies	49,630	89	190	49,529
Mortgage-backed	156,939	639	662	156,916
Equity	637	4	-	641
Total	$212,284	$733	$852	$212,165

Held-to-maturity securities:
December 31, 2016
U.S. Government agencies	$2,193	$-	$78	$2,115
States and political subdivisions	1,615	76	-	1,691
Other Equity Securities (1)	3,000	-	-	3,000
Total	$6,808	$76	$78	$6,806

December 31, 2015
U.S. Government agencies	$2,575	$-	$60	$2,515
States and political subdivisions	1,616	112	-	1,728
Total	$4,191	$112	$60	$4,243

(1)	On December 15, 2016 the Company bought $3.0 million in subordinated notes from a local regional bank which it intends to hold to maturity of December 30, 2026. 65

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2016.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Available-for-sale securities:
U.S. Government agencies	$11,926	$58	$-	$104	$11,926	$162
Mortgage-backed	100,237	1,546	9,208	263	109,445	1,809
Equity securities	640	12	-	-	640	12
Total	$112,803	$1,616	$9,208	$367	$122,011	$1,983

Held-to-maturity securities:
U.S. Government agencies	$2,115	$78	$-	$-	$2,115	$78

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Available-for-sale securities:
U.S. Government agencies	$18,981	$57	$-	$133	$18,981	$190
Mortgage-backed	43,881	328	21,263	334	65,144	662
Equity securities	-	-	-	-	-	-
Total	$62,862	$385	$21,263	$467	$84,125	$852

Held-to-maturity securities:
U.S. Government agencies	$-	$-	$2,515	$60	$2,515	$60

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2016.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$15,018	$15,027	$210	$210
Due after one year through five years	16,983	16,948	501	531
Due after five years through ten years	12,889	12,736	904	950
Due after ten years	119,920	118,447	2,193	2,115
	164,810	163,158	3,808	3,806
Equity securities	652	640	3,000	3,000
Total	$165,462	$163,798	$6,808	$6,806

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

	December 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$140,042	$138,875	$121,142	$121,207

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2016 or 2015.

Proceeds from sales of investment securities were $4.0 million,  $0, and $988 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. Gross gains from sales of investment securities were $30 thousand,  $0 and $23 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. There were no gross losses in 2016, 2015 and 2014.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Construction	$84,002	$85,632
Residential real estate	325,768	307,063
Commercial real estate	382,681	330,253
Commercial	72,435	64,911
Consumer	6,639	7,255
Total loans	871,525	795,114
Allowance for credit losses	(8,726)	(8,316)
Total loans, net	$862,799	$786,798

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility. As of December 31, 2016 and 2015, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $13.3 million and $22.0 million, respectively. During 2016 and 2015, loan additions were approximately $3.3 million and $5.5 million, respectively, and loan repayments were approximately $1.1 million and $2.4 million, respectively. Due to the consolidation of the former Bank subsidiaries and their Board of Directors during 2016, many directors who served on those boards no longer serve as members of the new consolidated Bank as of December 31, 2016. This resulted in approximately $10.8 million in outstanding loans to be excluded for reporting loans made to inside directors of the Company and its subsidiaries as of December 31, 2016. Net loan origination fees, included in balances above, totaled $509 thousand and $357 thousand as of December 31, 2016 and 2015, respectively.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2016 and 2015.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
December 31, 2016
Loans individually
evaluated for impairment	$8,007	$7,778	$6,088	$-	$99	$-	$21,972
Loans collectively
evaluated for impairment	75,995	317,990	376,593	72,435	6,540	-	849,553
Total loans	$84,002	$325,768	$382,681	$72,435	$6,639	$-	$871,525

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$1,639	$317	$185	$-	$-	$-	$2,141
Loans collectively
evaluated for impairment	1,148	1,636	2,425	1,145	231	-	6,585
Total loans	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

During 2016, due to the consolidation of Talbot and CNB, the processes and assumptions affecting the allowance methodology were re-evaluated for a more unified representation of the new consolidated bank. This re-evaluation resulted in a net change in the unallocated portion of the allowance of $776 thousand.

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

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2016 and 2015. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2016
Impaired nonaccrual loans:
Construction	$7,247	$-	$3,818	$1,621	$5,707	$-
Residential real estate	4,013	1,957	1,946	166	3,500	-
Commercial real estate	1,801	959	193	117	2,144	-
Commercial	-	-	-	-	108	-
Consumer	99	99	-	-	106	-
Total	$13,160	$3,015	$5,957	$1,904	$11,565	$-

Impaired accruing TDRs:
Construction	$4,189	$3,479	$710	$18	$4,172	$96
Residential real estate	3,875	2,829	1,046	151	4,663	195
Commercial real estate	4,936	1,573	3,363	68	5,090	174
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,000	$7,881	$5,119	$237	$13,925	$465

Total impaired loans:
Construction	$11,436	$3,479	$4,528	$1,639	$9,879	$96
Residential real estate	7,888	4,786	2,992	317	8,163	195
Commercial real estate	6,737	2,532	3,556	185	7,234	174
Commercial	-	-	-	-	108	-
Consumer	99	99	-	-	106	-
Total	$26,160	$10,896	$11,076	$2,141	$25,490	$465

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2015
Impaired nonaccrual loans:
Construction	$11,850	$4,647	$2,882	$588	$8,176	$-
Residential real estate	2,563	1,773	487	208	2,767	-
Commercial real estate	2,988	1,813	209	9	2,159	-
Commercial	175	161	-	-	126	-
Consumer	128	98	23	7	122	-
Total	$17,704	$8,492	$3,601	$812	$13,350	$-

Impaired accruing TDRs:
Construction	$4,069	$3,266	$803	$31	$4,080	$84
Residential real estate	5,686	2,380	3,306	227	6,947	312
Commercial real estate	5,740	1,702	4,038	331	5,943	254
Commercial	-	-	-	-	27	1
Consumer	-	-	-	-	-	-
Total	$15,495	$7,348	$8,147	$589	$16,997	$651

Total impaired loans:
Construction	$15,919	$7,913	$3,685	$619	$12,256	$84
Residential real estate	8,249	4,153	3,793	435	9,714	312
Commercial real estate	8,728	3,515	4,247	340	8,102	254
Commercial	175	161	-	-	153	1
Consumer	128	98	23	7	122	-
Total	$33,199	$15,840	$11,748	$1,401	$30,347	$651

The following tables provide a roll-forward for troubled debt restructurings as of December 31, 2016 and December 31, 2015.

	1/1/2016						12/31/2016
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the year ended
December 31, 2016
Accruing TDRs
Construction	$4,069	$-	$120	$-	$-	$-	$4,189	$18
Residential real estate	5,686	565	(405)	-	(1,595)	(376)	3,875	151
Commercial real estate	5,740	495	(724)	(117)	(458)	-	4,936	68
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$1,060	$(1,009)	$(117)	$(2,053)	$(376)	$13,000	$237

Nonaccrual TDRs
Construction	$4,960	$2,570	$(2,022)	$(590)	$(1,100)	$-	$3,818	$1,621
Residential real estate	445	117	(531)	(23)	1,595	-	1,603	156
Commercial real estate	-	-	(117)	(258)	458	-	83	-
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	(23)	-	-	-	-	-
Total	$5,428	$2,687	$(2,693)	$(871)	$953	$-	$5,504	$1,777

Total	$20,923	$3,747	$(3,702)	$(988)	$(1,100)	$(376)	$18,504	$2,014

	1/1/2015							12/31/15
	TDR	New	Disbursements	Charge	Reclassifications/			TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)		Payoffs	Balance	Allowance
For the year ended
December 31, 2015
Accruing TDRs
Construction	$4,022	$-	$(95)	$-	$142		$-	$4,069	$31
Residential real estate	6,368	1,837	(1,195)	-	(1,324)		-	5,686	227
Commercial real estate	6,237	-	(497)	-	-		-	5,740	331
Commercial	47	-	(6)	-	(41)		-	-	-
Consumer	-	-	-	-	-		-	-	-
Total	$16,674	$1,837	$(1,793)	$-	$(1,223)		$-	$15,495	$589

Nonaccrual TDRs
Construction	$3,321	$-	$(214)	$(1,058)	$2,911		$-	$4,960	$588
Residential real estate	3,382	-	(26)	-	(2,911)		-	445	141
Commercial real estate	346	-	(4)	(40)	(302)		-	-	-
Commercial	-	-	-	-	-		-	-	-
Consumer	25	-	(2)	-	-		-	23	7
Total	$7,074	$-	$(246)	$(1,098)	$(302)		$-	$5,428	$736

Total	$23,748	$1,837	$(2,039)	$(1,098)	$(1,525)	*	$-	$20,923	$1,325

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

The following tables provide information on loans that were modified and considered TDRs during 2016 and 2015.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For the year ended
December 31, 2016
Construction	-	$-	$-	$-
Residential real estate	3	667	688	-
Commercial real estate	2	695	572	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$1,362	$1,260	$-

For the year ended
December 31, 2015
Construction	-	$-	$-	$-
Residential real estate	10	1,835	1,837	19
Commercial real estate	1	2,262	2,347	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	11	$4,097	$4,184	$19

During the year ended December 31, 2016, there were five TDRs which were modified. The modifications to these TDRs consisted of reductions in principal, interest and rate as well as payment frequency for one of the TDRs.

The following tables provide information on TDRs that defaulted during 2016 and 2015. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For the year ended
December 31, 2016
Construction	2	$589	$-
Residential real estate	1	23	-
Commercial real estate	2	375	-
Commercial	-	-	-
Consumer	-	-	-
Total	5	$987	$-

For the year ended
December 31, 2015
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	2	279	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$279	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2016, there were no nonaccrual loans classified as special mention or doubtful and $9.0 million of nonaccrual loans were identified as substandard. The comparable amounts at December 31, 2015 were special mention $0, substandard $12.1 million and doubtful $0, respectively.

The following tables provide information on loan risk ratings as of December 31, 2016 and 2015.

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
December 31, 2016
Construction	$72,641	$4,195	$7,166	$-	$84,002
Residential real estate	312,242	6,646	6,880	-	325,768
Commercial real estate	363,461	10,939	8,281	-	382,681
Commercial	71,313	857	265	-	72,435
Consumer	6,540	-	99	-	6,639
Total	$826,197	$22,637	$22,691	$-	$871,525

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
December 31, 2015
Construction	$70,214	$3,903	$11,515	$-	$85,632
Residential real estate	290,857	8,837	7,369	-	307,063
Commercial real estate	302,438	18,699	9,116	-	330,253
Commercial	63,628	1,075	208	-	64,911
Consumer	7,107	26	122	-	7,255
Total	$734,244	$32,540	$28,330	$-	$795,114

The following tables provide information on the aging of the loan portfolio as of December 31, 2016 and 2015.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2016
Construction	$80,079	$-	$105	$-	$105	$3,818	$84,002
Residential real estate	317,992	1,778	2,095	-	3,873	3,903	325,768
Commercial real estate	375,552	3,219	2,758	-	5,977	1,152	382,681
Commercial	72,272	19	134	10	163	-	72,435
Consumer	6,515	13	2	10	25	99	6,639
Total	$852,410	$5,029	$5,094	$20	$10,143	$8,972	$871,525
Percent of total loans	97.8%	0.6%	0.6%	-%	1.2%	1.0%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2015
Construction	$78,082	$21	$-	$-	$21	$7,529	$85,632
Residential real estate	300,563	2,139	2,102	-	4,241	2,259	307,063
Commercial real estate	327,370	-	861	-	861	2,022	330,253
Commercial	64,670	49	31	-	80	161	64,911
Consumer	7,107	13	6	7	26	122	7,255
Total	$777,792	$2,222	$3,000	$7	$5,229	$12,093	$795,114
Percent of total loans	97.8%	0.3%	0.4%	-%	0.7%	1.5%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2016 and 2015.

Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
2016
Allowance for credit losses:
Beginning Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(615)	(580)	(503)	(497)	(45)	-	(2,240)
Recoveries	35	298	25	428	16	-	802
Net charge-offs	(580)	(282)	(478)	(69)	(29)	-	(1,438)

Provision	1,721	54	89	656	104	(776)	1,848
Ending Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
2015
Allowance for credit losses:
Beginning Balance	$1,303	$2,834	$2,379	$448	$229	$502	$7,695

Charge-offs	(1,058)	(283)	(920)	(396)	(67)	-	(2,724)
Recoveries	125	398	379	319	49	-	1,270
Net charge-offs	(933)	115	(541)	(77)	(18)	-	(1,454)

Provision	1,276	(768)	1,161	187	(55)	274	2,075
Ending Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $687 thousand and $581 thousand as of December 31, 2016 and 2015. At December 31, 2016 and 2015, there were 2 and 5 residential properties held in other real estate owned totaling $18 thousand and $460 thousand, respectively.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

NOTE 4. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Land	$5,818	$5,818
Buildings and land improvements	16,296	15,982
Furniture and equipment	6,746	6,710
	28,860	28,510
Accumulated depreciation	(12,302)	(11,646)
Total	$16,558	$16,864

Depreciation expense totaled $1.0 million,  $912 thousand and $867 thousand for 2016, 2015, and 2014, respectively.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2016, 2015, and 2014 was $660 thousand, $650 thousand and $700 thousand, respectively. Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2017	$567
2018	434
2019	382
2020	250
2021	215
Thereafter	806
Total minimum lease payments	$2,654

NOTE 5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Avon-Dixon Agency, LLC (“Avon-Dixon”), a wholly-owned insurance subsidiary of the Company, owns a 40% interest in a segregated portfolio of Eastern Re Ltd., SPC (“Eastern”), a specialty reinsurance company. This investment is carried at cost, adjusted for Avon-Dixon’s equity ownership in Eastern’s net income or loss. At December 31, 2016 and 2015, the carrying value of the investment in Eastern was $361 thousand and $320 thousand, respectively. During 2016 and 2015, income (loss) recognized from the investment in Eastern was $41 thousand and $(112) thousand, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2016 and 2015. The Community Banking segment had goodwill of $2.5 million at the end of both 2016 and 2015. The Insurance segment had goodwill of $9.4 million at the end of 2016 and 2015. See Note 27 for further information regarding the Company’s business segments.

December 31, 2016
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$15,235	$(2,637)	$(667)	$11,931	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,233)	37	0.4
Customer relationships	795	(95)	(438)	262	5.6
	2,505	(95)	(2,111)	299
Unamortizable
Carrier relationships	-	-	-	-
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$3,285	$(95)	$(2,111)	$1,079

December 31, 2015
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$15,235	$(2,637)	$(667)	$11,931	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,148)	122	1.4
Customer relationships	795	(95)	(391)	309	6.4
	2,505	(95)	(1,979)	431
Unamortizable
Carrier relationships	-	-	-	-	-
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$3,285	$(95)	$(1,979)	$1,211

The aggregate amortization expense was $131 thousand, $133 thousand, and $201 thousand for the years ended December 31, 2016, 2015, and 2014 respectively.

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

		Amortization
(Dollars in thousands)		Expense
Estimate for years ended December 31,	2017	$84
	2018	47
	2019	47
	2020	47
	2021	44

NOTE 7. OTHER ASSETS

The Company had the following other assets at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Nonmarketable investment securities	$1,650	$1,621
Accrued interest receivable	2,675	2,458
Deferred income taxes	7,039	12,132
Prepaid expenses	1,149	1,039
Cash surrender value on life insurance	2,589	2,521
Other assets	3,781	4,149
Total	$18,883	$23,920

NOTE 8. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Accrued interest payable	$74	$106
Other accounts payable	2,461	2,775
Deferred compensation liability	1,444	1,464
Other liabilities	1,301	1,695
Total	$5,280	$6,040

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $29.1 million and $29.1 million at December 31, 2016 and 2015, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Due in one year or less	$154,328	$163,220
Due in one to three years	60,795	86,719
Due in three to five years	45,145	39,855
Total	$260,268	$289,794

As of December 31, 2016 and 2015, deposits, both direct and indirect, to directors, their associates and policy-making officers, totaled approximately $4.6 million and $5.6 million, respectively.

NOTE 10. SHORT-TERM BORROWINGS

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2016 and 2015.

	2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Retail repurchase agreements	$5,753	0.24%	$6,226	0.24%

At Year End
Retail repurchase agreements	$3,203	0.25%	$6,672	0.23%

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

NOTE 11. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $539 thousand, $491 thousand, and $545 thousand for 2016, 2015, and 2014, respectively.

NOTE 12. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 732,545 shares remained available for grant at December 31, 2016.

The following tables provide information on stock-based compensation expense for 2016, 2015, and 2014.

(Dollars in thousands)	2016	2015	2014
Stock-based compensation expense	$334	$283	$87
Excess tax benefits related to stock-based
compensation	27	3	-

	December 31,
(Dollars in thousands)	2016		2015		2014
Unrecognized stock-based compensation
expense	$337		$222		$59
Weighted average period unrecognized
expense is expected to be recognized	0.9	years	1.5	years	0.8	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three years ended December 31, 2016.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	12,488	$8.74	14,251	$8.51	13,930	$8.33
Granted	27,366	11.51	12,647	9.21	3,654	9.57
Vested	(22,788)	10.01	(14,410)	8.93	(3,333)	8.93
Cancelled	-	-	-	-	-	-
Nonvested at end of period	17,066	$11.46	12,488	$8.74	14,251	$8.51

The total fair value of restricted stock awards that vested was $228 thousand in 2016, $129 thousand in 2015, and $30 thousand in 2014.

Restricted stock units (RSUs) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it upon the terms and conditions of the Company’s long-term incentive plans which are subject to performance milestones achieved at the end of a three-year period.  Each RSU cliff vests at the end of the three-year period and entitles the recipient to receive one share of common stock on a specified issuance date.  The recipient does not have any stockholder rights, including voting rights, with respect to the shares underlying awarded RSUs until the recipient becomes the holder of those shares.

During 2016, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2018. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle are between 12,214 shares and 48,871 shares, assuming a certain performance metric is met. In addition, two members of the long-term incentive plan from 2015 forfeited their RSUs due to leaving the Company before the end of the vesting period. The following table presents managements evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2015, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on performance metrics to be achieved as of December 31, 2017. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle are 10,953 shares and 43,821 shares, assuming certain performance metrics are met. The following table presents managements evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

The following table summarizes restricted stock units activity for the Company under the 2016 and 2006 Equity Plans for the three years ended December 31, 2016.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	26,943	$9.49	-	$-	-	$-
Granted	24,433	11.68	26,943	9.49	-	-
Vested	-	-	-	-	-	-
Forfeited	(5,034)	9.49	-	-	-	-
Outstanding at end of period	46,342	$10.64	26,943	$9.49	-	$-

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three years ended December 31, 2016.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	61,327	$8.05	27,108	$6.64	40,662	$6.64
Granted	12,443	11.12	34,219	9.18	-	-
Exercised	(11,684)	6.64	-	-	(3,593)	6.64
Expired/Cancelled	-	-	-	-	(9,961)	6.64
Outstanding at end of period	62,086	$8.29	61,327	$8.05	27,108	$6.64

Exercisable at end of period	58,756	$8.14	44,218	$7.62	-	$-

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

	2016	2015
Dividend yield	0.73%	-%
Expected volatility	38.60%	32.00%
Expected forfeiture rate	-%	-%
Risk-free interest rate	1.75%	1.97%
Expected contract life (in years)	10 years	7 years

At December 31, 2016, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $432 thousand based on the $15.25 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2016. During 2016, 11,684 options were exercised. The intrinsic value associated with these stock options exercised was $21 thousand. Cash received on exercise of these options totaled $53 thousand. At December 31, 2016, the weighted average remaining contract life of options outstanding was 7.1 years.

NOTE 13. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc. Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by Shore Bancshares, Inc. will vest over a five-year period. There were no elective deferrals made by plan participants during 2016, 2015 or 2014.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2016, 2015, and 2014 and the related deferred compensation liability at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015	2014
Deferred compensation contribution	$-	$-	$-

	December 31,
(Dollars in thousands)	2016	2015
Deferred compensation liability	$496	$444

Shore United Bank assumed agreements held by the former CNB Bank under which its former directors had elected to defer part of their fees and compensation while serving on the former Board of CNB. The amounts deferred are invested in insurance policies, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Cash surrender value	$3,552	$3,448
Accrued benefit obligation	1,444	1,020

NOTE 14. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Advertising and marketing	$528	$495	$428
Other customer expense	279	172	396
Other expense	2,096	2,168	2,070
Other loan expense	510	515	894
Software expense	895	697	664
Travel and entertainment expense	315	303	288
Trust professional fees	539	625	686

Total noninterest expense	$5,162	$4,975	$5,426

NOTE 15. INCOME TAXES

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2016	2015	2014
Current tax expense (benefit):
Federal	$525	$247	$-
State	19	287	225
	544	534	225
Deferred income tax expense (benefit):
Federal	4,486	3,369	2,516
State	1,230	505	320
	5,716	3,874	2,836

Total income tax expense (benefit)	$6,261	$4,408	$3,061

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense (benefit) for each of the three years ended December 31.

(Dollars in thousands)	2016	2015	2014
Tax at federal statutory rate	35.0%	34.0%	34.0%
Tax effect of:
Tax-exempt income	(0.8)	(0.4)	(0.9)
Other non-deductible expenses	0.3	0.2	0.3
State income taxes, net of federal benefit	5.1	4.5	4.4
Other	(0.2)	(0.1)	(0.1)

Actual income tax expense (benefit) rate	39.4%	38.2%	37.7%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for credit losses	$3,486	$3,316
Reserve for off-balance sheet commitments	122	121
Net operating loss carry forward	2,232	9,069
Write-downs of other real estate owned	387	308
Deferred income	1,011	1,155
Unrealized gains on available-for-sale securities	672	48
Accrued expenses	-	946
AMT Credits	869	-
Other	1,192	191
Total deferred tax assets	9,971	15,154
Deferred tax liabilities:
Depreciation	239	271
Amortization on loans FMV adjustment	156	140
Purchase accounting adjustments	2,019	1,988
Deferred capital gain on branch sale	401	411
Other	116	212
Total deferred tax liabilities	2,931	3,022
Net deferred tax assets	$7,040	$12,132

The Company’s deferred tax assets consists of gross net operating loss carryovers for federal and state of $2.2 million and $27.3 million that will be used to offset taxable income in future periods. The Company’s federal and state net operating loss carryovers are available for use through December 31, 2033 while its state net operating losses will begin to expire in the year ended December 31, 2026 with limited amounts available through December 31, 2034. Additionally, the Company has $869 thousand of alternative minimum tax credit carryforwards as of December 31, 2016 which may be carried forward indefinitely.

No valuation allowance on these deferred tax assets was recorded at December 31, 2016 and December 31, 2015 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014, 2015 and 2016 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to the former Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $15.9 million and $11.5 million for the years ended December 31, 2016 and 2015, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past four years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

NOTE 16. EARNINGS PER COMMON SHARE

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

(In thousands, except per share data)	2016	2015	2014

Net income	$9,638	$7,108	$5,051

Weighted average shares outstanding - basic	12,652	12,629	10,945

Dilutive effect of common stock equivalents	17	10	8

Weighted average shares outstanding - diluted	12,669	12,639	10,953

Income per common share - basic	$0.76	$0.56	$0.46

Income per common share - diluted	$0.76	$0.56	$0.46

The calculations of diluted income per share excluded weighted average common stock equivalents of 0 for 2016, 0 for 2015, and 51 thousand for 2014 because the effect of including them would have been antidilutive.

NOTE 17. REGULATORY CAPITAL REQUIREMENTS

Shore Bancshares, Inc. and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2016, management believes that Shore Bancshares, Inc. and Shore United Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the former Talbot Bank and CNB, now Shore Untied Bank, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

The minimum ratios for capital adequacy purposes are 5.125%, 6.625%, 8.625% and 4.000% for the common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, which includes a capital conservation buffer of 0.625% respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%, 8.00%, 10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively. Shore Bancshares, Inc., as a financial holding company, is subject to the well-capitalized requirement.

The following tables present the capital amounts and ratios for Shore Bancshares, Inc. and Shore United Bank as of December 31, 2016 and Shore Bancshares, Inc., Talbot Bank and CNB as of December 31, 2015.

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2016	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Company	$140,897	$149,924	$893,116	$1,144,968	15.78%	15.78%	16.79%	12.31%
Shore United Bank	122,543	131,570	885,206	1,126,136	13.84%	13.84%	14.86%	10.88%

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2015	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Company (1)	$126,024	$134,643	$807,807	$1,116,692	15.60%	15.60%	16.67%	11.29%
Talbot Bank (1)	59,692	64,405	448,634	613,945	13.31%	13.31%	14.36%	9.72%
CNB	48,051	51,957	354,278	486,404	13.56%	13.56%	14.67%	9.88%

(1)	During 2016 an amended Call Report was filed for December 31, 2015.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2016, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. The former CNB paid dividends of $680 thousand to Shore Bancshares, Inc. during 2016 before merging with the Talbot Bank and becoming Shore United Bank. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2016 or 2015.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2016 and 2015.

	Accumulated net
	unrealized holding	Total accumulated
	gains (losses) on	other
	available for sale	comprehensive
(Dollars in thousands)	securities	income(loss)
Balance, December 31, 2015	$(71)	$(71)
Other comprehensive income	(922)	(922)
Balance, December 31, 2016	$(993)	$(993)

Balance, December 31, 2014	$316	$316
Other comprehensive income	(387)	(387)
Balance, December 31, 2015	$(71)	$(71)

The following table presents the amounts reclassified out of each component of accumulated comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014.

Details about Accumulated Other	Amount Reclassified from Accumulated
Comprehensive Income Components	Other Comprehensive Income			Affected Line Item in the Statement Where
(dollars in thousands)	(Loss)			Net Income is Presented
	Year Ended December 31,
	2016	2015	2014
Realized gain on sale of investment
securities	$18	$-	$14	Gain on sale of investment securities
Total Reclassification for the Period	$18	$-	$14

NOTE 19. LINES OF CREDIT

The Bank had $15.0 million and $13.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2016 and 2015. In addition, the Banks had credit availability of approximately $205.1 million and $130.2 million from the Federal Home Loan Bank at December 31, 2016 and 2015, respectively. These lines of credit are paid for monthly on a fee basis of 0.10%.  The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Bank had no short-term borrowings from the Federal Home Loan Bank at December 31, 2016 or 2015.

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

Assets Measured at Fair Value on a Recurring Basis

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2016 and 2015. No assets were transferred from one hierarchy level to another during 2016or 2015.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Securities available for sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	34,214	-	34,214	-
Mortgage-backed	128,944	-	128,944	-
Equity	640	-	640	-
Total	$163,798	$-	$163,798	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Securities available for sale:
U.S. Treasury	$5,079	$5,079	$-	$-
U.S. Government agencies	49,529	-	49,529	-
Mortgage-backed	156,916	-	156,916	-
Equity	641	-	641	-
Total	$212,165	$5,079	$207,086	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent and these are considered Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable, discounted on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. The estimated fair value for foreclosed assets included in Level 3 are determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to the initial recognition, the Company records the foreclosed asset as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

The following tables sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31, 2016 and 2015, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assets in the following table were transferred during 2016 from Level 2 to Level 3, based on managements reassessment an evaluation of the inputs in relation to impaired loans and foreclosed assets. This reassessment resulted in management conclusion that the inputs for these assets were more reflective of Level 3 as unobservable inputs and applied retrospectively to prior periods reported.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans
Construction	$6,368	$-	$-	$6,368
Residential real estate	7,461	-	-	7,461
Commercial real estate	5,903	-	-	5,903
Commercial	-	-	-	-
Consumer	99	-	-	99
Total impaired loans	19,831	-	-	19,831
Other real estate owned	2,477	-	-	2,477
Total assets measured at fair value on a
nonrecurring basis	$22,308	$-	$-	$22,308

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans
Construction	$10,979	$-	$-	$10,979
Residential real estate	7,510	-	-	7,510
Commercial real estate	7,422	-	-	7,422
Commercial	161	-	-	161
Consumer	115	-	-	115
Total impaired loans	26,187	-	-	26,187
Other real estate owned	4,252	-	-	4,252
Total assets measured at fair value on a
nonrecurring basis	$30,439	$-	$-	$30,439

Fair Value of Financial Assets and Financial Liabilities

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

	December 31, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$75,938	$75,938	$73,811	$73,811

Level 2 inputs
Investment securities held to maturity	$6,808	$6,806	$4,191	$4,243
Loans, net	862,799	867,594	786,798	788,187

Financial liabilities
Level 2 inputs
Deposits	$997,489	$929,573	$975,464	$922,161
Short-term borrowings	3,203	3,203	6,672	6,672

NOTE 21. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet the financing needs of its customers, the Bank is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Banks’ exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Bank generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.

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

The following table provides information on commitments outstanding as of December 31, 2016 and 2015.

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commitments to extend credit	$178,233	$166,931
Letters of credit	8,024	7,087
Total	$186,257	$174,018

The Bank has established an allowance for off balance sheet credit exposures. The allowance is established as losses are estimated to have occurred through a loss for off balance sheet credit exposures charged to earnings. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

NOTE 22. RELATED PARTY TRANSACTIONS

Shore Bancshares Inc. and its bank and insurance subsidiaries on occasion rent ballroom space from the Tidewater Inn located in Easton Maryland, to hold company meetings and events. A director of the board of Shore Bancshares Inc. holds a 61% interest in a limited liability company which owns the Tidewater Inn. During 2016 and 2015, approximately $16 thousand and $38 thousand in expenses were paid for rental and catering services.

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

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets
December 31,

(Dollars in thousands)	2016	2015
Assets
Cash	$1,249	$1,899
Investment securities	11,846	12,246
Investment in subsidiaries	137,078	129,353
Premises and equipment, net	3,547	3,598
Other assets	3,160	2,419
Total assets	$156,880	$149,515

Liabilities
Accrued interest payable	$1	$1
Other liabilities	1,737	1,204
Long-term debt	843	1,343
Total liabilities	2,581	2,548

Stockholders' equity
Common stock	127	126
Additional paid in capital	64,201	63,815
Retained earnings	90,964	83,097
Accumulated other comprehensive (loss)	(993)	(71)
Total stockholders' equity	154,299	146,967

Total liabilities and stockholders' equity	$156,880	$149,515

Condensed Statement of Operations
For the Years Ended December 31,

(Dollars in thousands)	2016	2015	2014
Income
Dividends from subsidiaries	$1,230	$1,045	$200
Management and other fees from subsidiaries	8,960	8,723	7,933
Other income	278	228	110
Total income	10,468	9,996	8,243

Expenses
Interest expense	46	61	80
Salaries and employee benefits	6,296	5,536	5,321
Occupancy and equipment expense	327	325	541
Other operating expenses	2,739	3,215	2,387
Total expenses	9,408	9,137	8,329

Income (loss) before income tax benefit and equity in
undistributed net income (loss) of subsidiaries	1,060	859	(86)
Income tax benefit	(58)	(65)	(107)
Income before equity in undistributed net income of
subsidiaries	1,118	924	21

Equity in undistributed net income of subsidiaries	8,520	6,184	5,030
Net income	$9,638	$7,108	$5,051

Condensed Statements of Cash Flows
For the Years Ended December 31,

(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$9,638	$7,108	$5,051
Adjustments to reconcile net (income) loss to cash
provided by operating activities:
Equity in undistributed net (income) loss of
subsidiaries	(8,520)	(6,184)	(5,030)
Depreciation and amortization	288	336	379
Stock-based compensation expense	334	283	87
Excess tax benefit from stock-based arrangements	(27)	(3)	-
Net (increase) in other assets	(669)	(1,108)	(121)
Net increase in other liabilities	533	328	271
Net cash provided by operating activities	1,577	760	637

Cash flows from investing activities:
Proceeds from maturities and principal payments of
investment securities available for sale	2,171	1,418	442
Purchases of securities	(2,032)	(4,054)	(10,112)
Purchases of premises and equipment	(175)	(672)	(632)
Cash received from merged subsidiary	-	3,349	-
Investment in subsidiaries	-	-	(20,000)
Net cash (used in) provided by investing activities	(36)	41	(30,302)

Cash flows from financing activities:
Repayment of long-term debt	(500)	(500)	(500)
Excess tax benefit from stock-based arrangements	27	3	-
Proceeds from issuance of common stock	53	-	31,279
Common stock dividends paid	(1,771)	(506)	-
Net cash (used in) provided by financing activities	(2,191)	(1,003)	30,779

Net (decrease) increase in cash and cash equivalents	(650)	(202)	1,114
Cash and cash equivalents at beginning of year	1,899	2,101	987
Cash and cash equivalents at end of year	$1,249	$1,899	$2,101

NOTE 25. QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the three years ended December 31, 2016.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2016
Interest income	$9,908	$10,003	$10,236	$10,505
Net interest income	9,243	9,383	9,658	9,965
Provision for credit losses	450	375	605	418
Income before income taxes	3,995	3,684	3,843	4,377
Net income	2,460	2,272	2,411	2,495

Basic earnings per common share	$0.19	$0.18	$0.19	$0.20
Diluted earnings per common share	$0.19	$0.18	$0.19	$0.20
Dividends paid per common share	$0.03	$0.03	0.03	$0.05

2015
Interest income	$9,445	$9,542	$9,837	$10,047
Net interest income	8,539	8,683	9,010	9,293
Provision for credit losses	650	540	410	475
Income before income taxes	2,270	2,631	3,109	3,506
Net income	1,409	1,627	1,909	2,163

Basic earnings per common share	$0.11	$0.13	$0.15	$0.17
Diluted earnings per common share	$0.11	$0.13	$0.15	$0.17
Dividends paid per common share	$-	$-	$0.02	$0.02

2014
Interest income	$9,455	$9,523	$9,686	$9,625
Net interest income	8,323	8,447	8,636	8,636
Provision for credit losses	975	950	775	650
Income before income taxes	2,021	2,108	2,036	1,947
Net income	1,258	1,305	1,262	1,226

Basic earnings per common share	$0.15	$0.13	$0.10	$0.10
Diluted earnings per common share	$0.15	$0.13	$0.10	$0.10
Dividends paid per common share	$-	$-	$-	$-

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

Selected financial information by business segments is included in the following table.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2016
Interest Income	$40,400	$-	$252	$40,652
Interest Expense	(2,403)	-	-	(2,403)
Provision for credit losses	(1,848)	-	-	(1,848)
Noninterest income	7,935	8,710	-	16,645
Noninterest expense	(21,054)	(6,890)	(9,203)	(37,147)
Net intersegment (expense) income	(8,020)	(761)	8,781	-
Income (loss) before taxes	15,010	1,059	(170)	15,899
Income tax (expense) benefit	(5,887)	(432)	58	(6,261)
Net Income (loss)	$9,123	$627	$(112)	$9,638

Total assets	$1,132,863	$9,596	$17,814	$1,160,271

2015
Interest Income	$38,652	$-	$219	$38,871
Interest Expense	(3,346)	-	-	(3,346)
Provision for credit losses	(2,075)	-	-	(2,075)
Noninterest income	7,135	8,297	(16)	15,416
Noninterest expense	(21,480)	(6,984)	(8,886)	(37,350)
Net intersegment (expense) income	(7,718)	(781)	8,499	-
Income (loss) before taxes	11,168	532	(184)	11,516
Income tax (expense) benefit	(4,274)	(204)	70	(4,408)
Net Income (loss)	$6,894	$328	$(114)	$7,108

Total assets	$1,107,367	$9,984	$17,792	$1,135,143

2014
Interest Income	$38,202	$-	$87	$38,289
Interest Expense	(4,247)	-	-	(4,247)
Provision for credit losses	(3,350)	-	-	(3,350)
Noninterest income	6,482	10,305	(6)	16,781
Noninterest expense	(22,776)	(8,527)	(8,058)	(39,361)
Net intersegment (expense) income	(7,010)	(680)	7,690	-
Income (loss) before taxes	7,301	1,098	(287)	8,112
Income tax (expense) benefit	(2,755)	(414)	108	(3,061)
Net Income (loss)	$4,546	$684	$(179)	$5,051

Total assets	$1,074,638	$10,824	$14,940	$1,100,402

NOTE 27. SUBSEQUENT EVENTS

On January 10, 2017, Shore United Bank announced it had entered into a purchase and assumption agreement to acquire three branches from Northwest Bank located in the greater Baltimore, Maryland metropolitan area communities of Elkridge, Owings Mills and Arbutus. Pursuant to the branch purchases, Shore United bank will acquire approximately $214 million in deposits, $152 million of performing loans and $40 million in cash from Northwest Bank. In connection with the purchase of these branches, Shore United will pay an 8% deposit premium for the transaction. Subject to customary closing conditions, including the receipt of all necessary regulatory approvals, the acquisition is expected to be completed during the second quarter of 2017. Management is evaluating the recording of this transaction as a business combination.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective June 1, 2016, substantially all directors and employees of the Company's former independent registered public accounting firm, Stegman & Company ("Stegman"), joined Dixon Hughes Goodman LLP ("DHG"). As a result, effective June 1, 2016, Stegman resigned as the Company's independent registered public accounting firm. The Audit Committee of the Board of Directors engaged DHG to serve as the Company's independent registered public accounting firm effective June 1, 2016. The reports of Stegman on the consolidated financial statements of the Company as of December 31, 2015 and December 31, 2014 and for the three fiscal years ended December 31, 2015, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal years ended December 31, 2015 and 2014 and the subsequent interim period from January 1, 2016 to the date of Stegman's resignation, (i) there were no disagreements between the Company and Stegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stegman, would have caused Stegman to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements, (ii) there were no reportable events as within the meaning of Item 304(a)(1)(v) of Regulation SK and (iii) the Company did not consult with DHG regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2016 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2016. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2017 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2017 Annual Meeting of Stockholders:

•	Executive Compensation
•	Director Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company maintains the Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (the “2016 Plan”) under which it may issue shares of common stock or grant other equity-based awards (stock options, stock appreciation rights, stock awards, stock units, and performance units) to directors, executive officers, and key employees at the discretion of the Compensation Committee of the Board of Shore Bancshares, Inc. The plan was approved by the Company’s Board of Directors and its stockholders.

The following table contains information about these equity compensation plans as of December 31, 2016.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
Plan Category	and rights	warrants, and rights	securities reflected in
	(a)	(b)	column (a)] ( c)
Equity compensation plans
approved by security holders (1)	62,086	$8.29	732,545

Equity compensation plans not
approved by security holders	-	-	-

Total	62,086	$8.29	732,545

(1)

In addition to stock options and stock appreciation rights, the 2016 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 50,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 30,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,000,000. As of December 31, 2016, the Company has granted 158,506 shares of restricted stock and 51,376 in restricted stock units that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2017 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2017 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2017 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations — Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Loss — Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows — Years Ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014

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

Shore Bancshares, Inc.

Date: March 16, 2017	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead	/s/ Frank E. Mason, III
Blenda W. Armistead, Director	Frank E. Mason, III, Director
March 16, 2017	March 16, 2017

/s/ Christopher F. Spurry	/s/ James A. Judge
Christopher F. Spurry, Director	James A. Judge, Director
March 16, 2017	March 16, 2017

/s/ Clyde V. Kelly, III	/s/ Jeffery E. Thompson
Clyde V. Kelly, III, Director	Jeffery E. Thompson, Director
March 16, 2017	March 16, 2017

/s/ David A. Fike	/s/ John H. Wilson
David A. Fike, Director	John H. Wilson, Director
March 16, 2017	March 16, 2017

/s/ David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr
March 16, 2017	Director, President, and Chief Executive Officer
(Principal Executive Officer)
/s/ David W. Moore	March 16, 2017
David W. Moore, Director
March 16, 2017	/s/ R. Michael Clemmer, Jr.
R. Michael Clemmer, Jr., Director
/s/ Edward C. Allen	March 16, 2017
Edward C. Allen
Senior Vice President and Chief Financial Officer	/s/ W. Moorhead Vermilye
(Principal Accounting Officer)	W. Moorhead Vermilye, Director
March 16, 2017	March 16, 2017

 EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

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

10.21	Amended and Restated Employment Agreement, dated February 16, 2017, between the Company and Lloyd L. Beatty, Jr. (filed herewith).

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith)

23.2	Consent of Stegman & Company (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)