Form 10-Q
period 2017-03-31
SHORE BANCSHARES INC
filed 2017-05-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,680,440 shares of common stock outstanding as of April 30, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Cash and due from banks	$14,884	$14,596
Interest-bearing deposits with other banks	33,967	61,342
Cash and cash equivalents	48,851	75,938
Investment securities:
Available-for-sale, at fair value	178,072	163,902
Held to maturity, at amortized cost - fair value of $6,855 (2017)
and $6,806 (2016)	6,615	6,704

Loans	891,864	871,525
Less: allowance for credit losses	(8,927)	(8,726)
Loans, net	882,937	862,799

Premises and equipment, net	16,831	16,558
Goodwill	11,931	11,931
Other intangible assets, net	1,047	1,079
Other real estate owned, net	2,354	2,477
Other assets	18,258	18,883
TOTAL ASSETS	$1,166,896	$1,160,271

LIABILITIES
Deposits:
Noninterest-bearing	$266,611	$261,575
Interest-bearing	734,931	735,914
Total deposits	1,001,542	997,489

Short-term borrowings	2,919	3,203
Other liabilities	4,809	5,280
TOTAL LIABILITIES	1,009,270	1,005,972

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,672,675 (2017) and
12,664,797 (2016)	127	127
Additional paid in capital	64,619	64,201
Retained earnings	93,131	90,964
Accumulated other comprehensive (loss)	(251)	(993)
TOTAL STOCKHOLDERS' EQUITY	157,626	154,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,166,896	$1,160,271

 See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For Three Months Ended
	March 31,
	2017	2016

INTEREST INCOME
Interest and fees on loans	$9,550	$8,961
Interest and dividends on investment securities:
Taxable	827	870
Tax-exempt	2	2
Interest on federal funds sold	-	3
Interest on deposits with other banks	68	72
Total interest income	10,447	9,908

INTEREST EXPENSE
Interest on deposits	511	661
Interest on short-term borrowings	3	4
Total interest expense	514	665

NET INTEREST INCOME	9,933	9,243
Provision for credit losses	427	450

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	9,506	8,793

NONINTEREST INCOME
Service charges on deposit accounts	834	813
Trust and investment fee income	361	351
Insurance agency commissions	2,819	2,759
Other noninterest income	793	618
Total noninterest income	4,807	4,541

NONINTEREST EXPENSE
Salaries and wages	4,502	4,477
Employee benefits	1,240	1,114
Occupancy expense	625	613
Furniture and equipment expense	233	235
Data processing	872	809
Directors' fees	80	104
Amortization of other intangible assets	33	33
FDIC insurance premium expense	164	282
Other real estate owned expense, net	55	7
Legal and professional	660	385
Other noninterest expenses	1,187	1,280
Total noninterest expense	9,651	9,339

INCOME BEFORE INCOME TAXES	4,662	3,995
Income tax expense	1,862	1,535

NET INCOME	$2,800	$2,460

Basic net income per common share	$0.22	$0.19
Diluted net income per common share	0.22	0.19
Dividends paid per common share	0.05	0.03

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)
	For Three Months Ended
	March 31,
	2017	2016

Net Income	$2,800	$2,460

Other comprehensive income
Securities available for sale:
Unrealized holding gains on available-for-sale-securities	1,224	1,589
Tax effect	(482)	(642)
Net of tax amount	742	947

Total other comprehensive income	742	947
Comprehensive income	$3,542	$3,407

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net Income	-	-	2,800	-	2,800

Unrealized gains on available-for-sale
securities, net of taxes	-	-	-	742	742

Stock-based compensation	-	418	-	-	418

Cash dividends declared	-	-	(633)	-	(633)

Balances, March 31, 2017	$127	$64,619	$93,131	$(251)	$157,626

Balances, January 1, 2016	$126	$63,815	$83,097	$(71)	$146,967

Net Income	-	-	2,460	-	2,460

Unrealized gains on available-for-sale
securities, net of taxes	-	-	-	947	947

Common shares issued for employee stock-
based awards	-	3	-	-	3

Stock-based compensation	-	111	-	-	111

Cash dividends declared	-	-	(379)	-	(379)

Balances, March 31, 2016	$126	$63,929	$85,178	$876	$150,109

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,800	$2,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	427	450
Depreciation and amortization	546	611
Discount accretion on debt securities	(7)	(7)
Stock-based compensation expense	418	111
Deferred income tax expense	1,583	1,258
Losses on disposals of premises and equipment	-	2
(Gains) losses on sales of other real estate owned	(2)	11
Write-downs of other real estate owned	57	7
Net changes in:
Accrued interest receivable	(78)	(144)
Other assets	(1,422)	(286)
Accrued interest payables	(7)	(9)
Other liabilities	(472)	(570)
Net cash provided by operating activities	3,843	3,894

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities
available for sale	9,528	9,752
Purchases of investment securities available for sale	(22,661)	(3,006)
Proceeds from maturities and principal payments of investment securities
held to maturity	94	192
Net change in loans	(20,565)	(4,265)
Purchases of premises and equipment	(531)	(183)
Proceeds from sales of other real estate owned	69	338
Net cash (used in) provided by investing activities	(34,066)	2,828

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	5,036	(40)
Interest-bearing deposits	(983)	(5,691)
Short-term borrowings	(284)	(800)
Proceeds from the issuance of common stock	-	3
Common stock dividends paid	(633)	(379)
Net cash provided by (used in) financing activities	3,136	(6,907)
Net decrease in cash and cash equivalents	(27,087)	(185)
Cash and cash equivalents at beginning of period	75,938	73,811
Cash and cash equivalents at end of period	$48,851	$73,626

Supplemental cash flows information:
Interest paid	$521	$672
Income taxes paid	$-	$235
Change in unrealized (gains) losses on securities available for sale	$(1,217)	$1,469

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2017, the consolidated results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2017 and 2016, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2016 were derived from the 2016 audited financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2016. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

Recent Accounting Standards

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after December 16, 2016. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date ” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” – ASU 2016-08 amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10, “Revenue from Contracts with Customers (Topic 606):  Identifying Performance Obligations and Licensing” – ASU 2016-10 amendments clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license. Attributes of a promised license define the scope of a customer’s right to use or right to access an entity’s intellectual property and, therefore, do not define whether the entity satisfies its performance obligation at a point in time or over time and do not create an obligation for the entity to transfer any additional rights to use or access its intellectual property. Revenues form services provided by financial institutions that could be impacted by the new guidance includes credit card arrangements, trust and custody services and administration services for customer deposits accounts (e.g., ATM and wire transfer transactions). This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently performing an overall assessment of revenue streams potentially affected by the guidance and evaluating the impact this guidance, including the method of implementation, will have on its consolidated financial statements. In addition, the Company continues to monitor certain implementation issues relevant to the banking industry which are still pending resolution.

ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This ASU, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies the treatment and accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Upon adoption of ASU No. 2016-09 on January 1, 2017, the Company made an accounting policy election to recognize forfeitures of stock-based awards as they occur. The adoption of ASU No. 2016-09 did not have a material impact on our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit losses, which will be more decision useful to users of the financial statements. It is not expected that an entity will need to create an economic forecast over the entire contractual life of long-dated financial assets. Therefore, the amendments will allow an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The amendments retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than a write-down. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and available-for sale securities. At this time, the Company will continue to evaluate the impact and implementation of this standard to meet the effective date for consolidated financial statements beginning in 2020.

ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. We adopted the amendments in this ASU effective January 1, 2017. The adoption of ASU No. 2016-15 did not have a material impact on our consolidated financial statements.

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

ASU No. 2017-03 – In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02, and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

ASU No. 2017-04 – In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after

December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures

ASU No. 2017-08 – In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016

Net Income	$2,800	$2,460
Weighted average shares outstanding - Basic	12,670	12,635
Dilutive effect of common stock equivalents-options	21	14
Dilutive effect of common stock equivalents-restricted stock units	16	-
Weighted average shares outstanding - Diluted	12,707	12,649
Earnings per common share - Basic	$0.22	$0.19
Earnings per common share - Diluted	$0.22	$0.19

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016.

Note 3 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2017
U.S. Government agencies	$43,311	$38	$74	$43,275
Mortgage-backed	134,449	481	781	134,149
Equity	655	-	7	648
Total	$178,415	$519	$862	$178,072

December 31, 2016
U.S. Government agencies	$34,320	$56	$58	$34,318
Mortgage-backed	130,490	263	1,809	128,944
Equity	652	-	12	640
Total	$165,462	$319	$1,879	$163,902

Held-to-maturity securities:
March 31, 2017
U.S. Government agencies	$2,001	$29	$-	$2,030
States and political subdivisions	1,614	72	-	1,686
Other equity securities (1)	3,000	139	-	3,139
Total	$6,615	$240	$-	$6,855

December 31, 2016
U.S. Government agencies	$2,089	$26	$-	$2,115
States and political subdivisions	1,615	76	-	1,691
Other equity securities (1)	3,000	-	-	3,000
Total	$6,704	$102	$-	$6,806

(1)	On December 15, 2016, the Company bought $3.0 million in subordinated notes from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Available-for-sale securities:
U.S. Government agencies	$26,948	$74	$-	$-	$26,948	$74
Mortgage-backed	49,097	534	8,883	247	57,980	781
Equity securities	648	7	-	-	648	7
Total	$76,693	$615	$8,883	$247	$85,576	$862

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Available-for-sale securities:
U.S. Government agencies	$11,926	$58	$-	$-	$11,926	$58
Mortgage-backed	100,237	1,546	9,208	263	109,445	1,809
Equity securities	640	12	-	-	640	12
Total	$112,803	$1,616	$9,208	$263	$122,011	$1,879

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2017.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$15,012	$15,007	$210	$210
Due after one year through five years	26,022	25,974	500	529
Due after five years through ten years	17,745	17,670	904	947
Due after ten years	118,981	118,773	2,001	2,030
	177,760	177,424	3,615	3,716
Equity securities	655	648	3,000	3,139
Total	$178,415	$178,072	$6,615	$6,855

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County and Dorchester County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Construction	$91,498	$84,002
Residential real estate	331,191	325,768
Commercial real estate	388,391	382,681
Commercial	74,189	72,435
Consumer	6,595	6,639
Total loans	891,864	871,525
Allowance for credit losses	(8,927)	(8,726)
Total loans, net	$882,937	$862,799

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2017 and December 31, 2016.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
March 31, 2017
Loans individually
evaluated for impairment	$7,883	$7,974	$5,555	$-	$99	$-	$21,511
Loans collectively
evaluated for impairment	83,615	323,217	382,836	74,189	6,496	-	870,353
Total loans	$91,498	$331,191	$388,391	$74,189	$6,595	$-	$891,864

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$683	$282	$183	$-	$-	$-	$1,148
Loans collectively
evaluated for impairment	1,607	1,849	2,729	1,338	256	-	7,779
Total loans	$2,290	$2,131	$2,912	$1,338	$256	$-	$8,927

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
December 31, 2016
Loans individually
evaluated for impairment	$8,007	$7,778	$6,088	$-	$99	$-	$21,972
Loans collectively
evaluated for impairment	75,995	317,990	376,593	72,435	6,540	-	849,553
Total loans	$84,002	$325,768	$382,681	$72,435	$6,639	$-	$871,525

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$1,639	$317	$185	$-	$-	$-	$2,141
Loans collectively
evaluated for impairment	1,148	1,636	2,425	1,145	231	-	6,585
Total loans	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2017 and December 31, 2016. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
March 31, 2017
Impaired nonaccrual loans:
Construction	$7,527	$76	$3,628	$666	$3,717	$-
Residential real estate	4,491	2,689	1,581	134	4,010	-
Commercial real estate	1,213	481	175	99	721	-
Commercial	-	-	-	-	-	-
Consumer	99	99	-	-	99	-
Total	$13,330	$3,345	$5,384	$899	$8,547	$-

Impaired accruing TDRs:
Construction	$4,179	$3,474	$705	$17	$4,182	$30
Residential real estate	3,704	2,665	1,039	148	3,762	43
Commercial real estate	4,899	1,877	3,022	84	4,908	57
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$12,782	$8,016	$4,766	$249	$12,852	$130

Total impaired loans:
Construction	$11,706	$3,550	$4,333	$683	$7,899	$30
Residential real estate	8,195	5,354	2,620	282	7,772	43
Commercial real estate	6,112	2,358	3,197	183	5,629	57
Commercial	-	-	-	-	-	-
Consumer	99	99	-	-	99	-
Total	$26,112	$11,361	$10,150	$1,148	$21,399	$130

		Recorded	Recorded		March 31, 2016
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2016
Impaired nonaccrual loans:
Construction	$7,247	$-	$3,818	$1,621	$7,216	$-
Residential real estate	4,013	1,957	1,946	166	2,292	-
Commercial real estate	1,801	959	193	117	2,559	-
Commercial	-	-	-	-	158	-
Consumer	99	99	-	-	121	-
Total	$13,160	$3,015	$5,957	$1,904	$12,346	$-

Impaired accruing TDRs:
Construction	$4,189	$3,479	$710	$18	$4,041	$25
Residential real estate	3,875	2,829	1,046	151	5,669	55
Commercial real estate	4,936	1,573	3,363	68	5,363	46
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,000	$7,881	$5,119	$237	$15,073	$126

Total impaired loans:
Construction	$11,436	$3,479	$4,528	$1,639	$11,257	$25
Residential real estate	7,888	4,786	2,992	317	7,961	55
Commercial real estate	6,737	2,532	3,556	185	7,922	46
Commercial	-	-	-	-	158	-
Consumer	99	99	-	-	121	-
Total	$26,160	$10,896	$11,076	$2,141	$27,419	$126

The following tables provide a roll-forward for troubled debt restructurings as of March 31, 2017 and March 31, 2016.

	1/1/2017						3/31/2017
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2017
Accruing TDRs
Construction	$4,189	$-	$(10)	$-	$-	$-	$4,179	$17
Residential real estate	3,875	-	(82)	(89)	-	-	3,704	148
Commercial real estate	4,936	-	(37)	-	-	-	4,899	84
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(129)	$(89)	$-	$-	$12,782	$249

Nonaccrual TDRs
Construction	$3,818	$-	$(190)	$-	$-	$-	$3,628	$666
Residential real estate	1,603	-	(22)	-	-	-	1,581	134
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$-	$(212)	$-	$-	$-	$5,292	$800

Total	$18,504	$-	$(341)	$(89)	$-	$-	$18,074	$1,049

	1/1/2016						3/31/2016
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2016
Accruing TDRs
Construction	$4,069	$-	$(77)	$-	$-	$-	$3,992	$28
Residential real estate	5,686	-	(31)	-	-	-	5,655	112
Commercial real estate	5,740	-	(517)	(117)	-	-	5,106	552
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$-	$(625)	$(117)	$-	$-	$14,753	$692

Nonaccrual TDRs
Construction	$4,960	$2,570	$(691)	$(241)	$-	$-	$6,598	$755
Residential real estate	445	-	(288)	-	-	-	157	11
Commercial real estate	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	-	-	-	-	23	-
Total	$5,428	$2,570	$(979)	$(241)	$-	$-	$6,778	$766

Total	$20,923	$2,570	$(1,604)	$(358)	$-	$-	$21,531	$1,458

The following tables provide information on loans that were modified and considered TDRs during the three months ended March 31, 2017 and March 31, 2016.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For three months ended
March 31, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	1	$760	$755	$-

For three months ended
March 31, 2016
Construction	1	$2,570	$2,570	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	1	$2,570	$2,570	$-

During the three months ended March 31, 2017, there was one TDR which was modified. The modification to this TDR consisted of a change in maturity date.

The following tables provide information on TDRs that defaulted during the three months ended March 31, 2017 and March 31, 2016. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For three months ended
March 31, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

For three months ended
March 31, 2016
Construction	1	$241	$-
Residential real estate	-	-	-
Commercial real estate	1	117	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$358	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At March 31, 2017, there were no nonaccrual loans classified as special mention or doubtful and $8.7 million of nonaccrual loans were identified as substandard. The comparable amounts at December 31, 2016 were special mention $0, substandard $9.0 million and doubtful $0, respectively.

The following tables provide information on loan risk ratings as of March 31, 2017 and December 31, 2016.

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
March 31, 2017
Construction	$80,284	$4,164	$7,050	$-	$91,498
Residential real estate	317,461	6,496	7,234	-	331,191
Commercial real estate	364,732	15,925	7,734	-	388,391
Commercial	73,304	814	71	-	74,189
Consumer	6,496	-	99	-	6,595
Total	$842,277	$27,399	$22,188	$-	$891,864

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
December 31, 2016
Construction	$72,641	$4,195	$7,166	$-	$84,002
Residential real estate	312,242	6,646	6,880	-	325,768
Commercial real estate	363,461	10,939	8,281	-	382,681
Commercial	71,313	857	265	-	72,435
Consumer	6,540	-	99	-	6,639
Total	$826,197	$22,637	$22,691	$-	$871,525

The following tables provide information on the aging of the loan portfolio as of March 31, 2017 and December 31, 2016.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
March 31, 2017
Construction	$87,683	$111	$-	$-	$111	$3,704	$91,498
Residential real estate	324,573	1,062	1,286	-	2,348	4,270	331,191
Commercial real estate	385,788	1,449	390	108	1,947	656	388,391
Commercial	74,088	89	12	-	101	-	74,189
Consumer	6,465	13	8	10	31	99	6,595
Total	$878,597	$2,724	$1,696	$118	$4,538	$8,729	$891,864
Percent of total loans	98.5%	0.3%	0.2%	-%	0.5%	1.0%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2016
Construction	$80,079	$-	$105	$-	$105	$3,818	$84,002
Residential real estate	317,992	1,778	2,095	-	3,873	3,903	325,768
Commercial real estate	375,552	3,219	2,758	-	5,977	1,152	382,681
Commercial	72,272	19	134	10	163	-	72,435
Consumer	6,515	13	2	10	25	99	6,639
Total	$852,410	$5,029	$5,094	$20	$10,143	$8,972	$871,525
Percent of total loans	97.8%	0.6%	0.6%	-%	1.2%	1.0%	100.0%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

Management re-evaluated the allowance methodology during the third quarter of 2016, in connection with the consolidation of the two former bank subsidiaries. Prior to consolidation, each bank subsidiary applied a separate allowance methodology based on their respective loan portfolios. The revised methodology incorporates both previous methodologies to align with a consolidated loan portfolio. In addition, beginning in January of 2017, the allowance methodology was expanded to require the allocation of general reserves to pass/watch loans. This change resulted in an increase in allowance for the first quarter of 2017 when compared to the fourth quarter of 2016 of $1.1 million, which was partially offset by a reduction in specific reserves for a net effect of $250 thousand.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
March 31, 2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(29)	(223)	-	(65)	-	-	(317)
Recoveries	7	11	11	58	4	-	91
Net charge-offs	(22)	(212)	11	(7)	4	-	(226)

Provision	(475)	390	291	200	21	-	427
Ending Balance	$2,290	$2,131	$2,912	$1,338	$256	$-	$8,927

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
March 31, 2016
Allowance for credit losses:
Beginning Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(241)	(16)	(238)	(67)	(8)	-	(570)
Recoveries	6	34	-	65	8	-	113
Net charge-offs	(235)	18	(238)	(2)	-	-	(457)

Provision	342	(185)	496	29	21	(253)	450
Ending Balance	$1,753	$2,014	$3,257	$585	$177	$523	$8,309

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $410 thousand and $687 thousand as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, there were 3 residential properties held in other real estate owned totaling $92 thousand.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

Note 5 – Other Assets

The Company had the following other assets at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonmarketable investment securities	$3,070	$1,650
Accrued interest receivable	2,753	2,675
Deferred income taxes	4,973	7,039
Prepaid expenses	1,215	1,149
Cash surrender value on life insurance	2,591	2,589
Other assets	3,656	3,781
Total	$18,258	$18,883

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$3,566	$3,486
Reserve for off-balance sheet commitments	122	122
Net operating loss carry forward	1,260	2,232
Write-downs of other real estate owned	267	387
Deferred income	985	1,011
Unrealized losses on available-for-sale securities	189	672
Accrued expenses	-	-
AMT Credits	606	869
Other	1,013	1,192
Total deferred tax assets	8,008	9,971
Deferred tax liabilities:
Depreciation	220	239
Amortization on loans FMV adjustment	145	156
Purchase accounting adjustments	2,153	2,019
Deferred capital gain on branch sale	353	401
Other	164	116
Total deferred tax liabilities	3,035	2,931
Net deferred tax assets	$4,973	$7,040

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $23.5 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ended December 31, 2026 with limited amounts available through December 31, 2034. Additionally, the Company has $606 thousand of alternative minimum tax credit carryforwards as of March 31, 2017 which may be carried forward indefinitely.

No valuation allowance on these deferred tax assets was recorded at March 31, 2017 and December 31, 2016 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014, 2015 and 2016 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to the former Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $15.9 million and $11.5 million for the years ended December 31, 2016 and 2015, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past four years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 6 – Other Liabilities

The Company had the following other liabilities at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Accrued interest payable	$67	$74
Other accounts payable	1,878	2,461
Deferred compensation liability	1,415	1,444
Other liabilities	1,449	1,301
Total	$4,809	$5,280

Note 7 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 723,965 shares remained available for grant at March 31, 2017.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Stock-based compensation expense	$418	$111
Excess tax benefits related to stock-based
compensation	2	3

	March 31,
(Dollars in thousands)	2017		2016
Unrecognized stock-based compensation
expense	$345		$70
Weighted average period unrecognized
expense is expected to be recognized	0.1	years	0.6	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	17,066	$11.46	12,488	$8.74
Granted	7,378	16.44	8,524	11.16
Vested	(8,138)	13.92	(13,467)	9.49
Cancelled	-	-	-	-
Nonvested at end of period	16,306	$12.49	7,545	$10.16

The fair value of restricted stock awards that vested during the first three months of 2017 and 2016 was $113 thousand and $122 thousand, respectively.

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

During 2016, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2018. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle are between 12,214 shares and 48,871 shares, assuming a certain performance metric is met. In addition, two members of the long-term incentive plan from 2015 forfeited their RSUs due to leaving the Company before the end of the vesting period. The following table presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2015, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on performance metrics to be achieved as of December 31, 2017. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle are 10,953 shares and 43,821 shares, assuming certain performance metrics are met. The following table presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

The following table summarizes restricted stock units activity for the Company under the 2016 and 2006 Equity Plans for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	46,342	$10.64	-	$-
Granted	-	-	26,943	9.49
Vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	46,342	$10.64	26,943	$9.49

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	62,086	$8.29	61,327	$8.05
Granted	1,202	10.99	12,443	11.12
Exercised	(859)	6.64	(450)	6.64
Expired/Cancelled	-	-	-	-
Outstanding at end of period	62,429	$8.36	73,320	$8.58

Exercisable at end of period	61,828	$8.34	67,099	$8.35

The weighted average fair value of stock options granted during 2017 was $10.99. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017 and 2016.

	2017	2016
Dividend yield	0.84%	0.73%
Expected volatility	64.80%	38.60%
Expected forfeiture rate	-%	-%
Risk-free interest rate	2.42%	1.75%
Expected contract life (in years)	10 years	10 years

At the end of the first quarter of 2017, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $521 thousand based on the $16.71 market value per share of the Company’s common stock at March 31, 2017. Similarly, the aggregate intrinsic value of the options exercisable was $232 thousand at March 31, 2017. The intrinsic value on options exercised in 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. The intrinsic value on options exercised in the first three months of 2016 was $2 thousand based on the $11.35 market value per share of the Company’s common stock at February 8, 2016. At March 31, 2017, the weighted average remaining contract life of options outstanding was 6.7 years.

Note 8 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

	Accumulated net
	unrealized holding	Total accumulated
	gains (losses) on	other
	available for sale	comprehensive
(Dollars in thousands)	securities	income(loss)
Balance, December 31, 2016	$(993)	$(993)
Other comprehensive income	742	742
Balance, March 31, 2017	$(251)	$(251)

Balance, December 31, 2015	$(71)	$(71)
Other comprehensive income	947	947
Balances, March 31, 2016	$876	$876

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016. No assets were transferred from one hierarchy level to another during the first three months of 2017 or 2016.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Securities available for sale:
U.S. Government agencies	$43,275	$-	$43,275	$-
Mortgage-backed	134,149	-	134,149	-
Equity	648	-	648	-
Total	$178,072	$-	$178,072	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$34,318	$-	$34,318	$-
Mortgage-backed	128,944	-	128,944	-
Equity	640	-	640	-
Total	$163,902	$-	$163,902	$-

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016. The assets in the following table were transferred during 2016 from Level 2 to Level 3, based on management’s reassessment an evaluation of the inputs in relation to impaired loans and foreclosed assets. This reassessment resulted in management conclusion that the inputs for these assets were more reflective of Level 3 as unobservable inputs and applied retrospectively to prior periods reported.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Impaired loans
Construction	$7,200	$-	$-	$7,200
Residential real estate	7,692	-	-	7,692
Commercial real estate	5,372	-	-	5,372
Commercial	-	-	-	-
Consumer	99	-	-	99
Total impaired loans	20,363	-	-	20,363
Other real estate owned	2,354	-	-	2,354
Total assets measured at fair value on a
nonrecurring basis	$22,717	$-	$-	$22,717

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans
Construction	$6,368	$-	$-	$6,368
Residential real estate	7,461	-	-	7,461
Commercial real estate	5,903	-	-	5,903
Commercial	-	-	-	-
Consumer	99	-	-	99
Total impaired loans	19,831	-	-	19,831
Other real estate owned	2,477	-	-	2,477
Total assets measured at fair value on a
nonrecurring basis	$22,308	$-	$-	$22,308

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

	March 31, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$48,851	$48,851	$75,938	$75,938

Level 2 inputs
Investment securities held to maturity	$6,615	$6,855	$6,704	$6,806
Loans, net	882,937	885,952	862,799	867,594

Financial liabilities
Level 2 inputs
Deposits	$1,001,542	$934,021	$997,489	$929,573
Short-term borrowings	2,919	2,919	3,203	3,203

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

The following table provides information on commitments outstanding at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$190,254	$178,233
Letters of credit	7,774	8,024
Total	$198,028	$186,257

Note 11 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the Eastern Shore of Maryland and Delaware through its 17-branch network and a loan production office in Delaware. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

The following table includes selected financial information by business segments for the first three months of 2017 and 2016.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2017
Interest Income	$10,387	$-	$60	$10,447
Interest Expense	(514)	-	-	(514)
Provision for credit losses	(427)	-	-	(427)
Noninterest income	1,883	2,924	-	4,807
Noninterest expense	(5,861)	(1,809)	(1,981)	(9,651)
Net intersegment (expense) income	(1,677)	(198)	1,875	-
Income (loss) before taxes	3,791	917	(46)	4,662
Income tax (expense) benefit	(1,513)	(367)	18	(1,862)
Net Income (loss)	$2,278	$550	$(28)	$2,800

Total assets	$1,150,411	$9,345	$7,141	$1,166,896

2016
Interest Income	$9,846	$-	$62	$9,908
Interest Expense	(665)	-	-	(665)
Provision for credit losses	(450)	-	-	(450)
Noninterest income	1,830	2,711	-	4,541
Noninterest expense	(5,297)	(1,709)	(2,333)	(9,339)
Net intersegment (expense) income	(1,936)	(172)	2,108	-
Income (loss) before taxes	3,328	830	(163)	3,995
Income tax (expense) benefit	(1,279)	(319)	63	(1,535)
Net Income (loss)	$2,049	$511	$(100)	$2,460

Total assets	$1,103,842	$9,133	$18,200	$1,131,175

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”)). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2016 Annual Report.

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

OVERVIEW

The Company reported net income of $2.8 million for the first quarter of 2017, or diluted income per common share of $0.22, compared to net income of $2.5 million, or diluted income per common share of $0.19, for the first quarter of 2016. For the fourth quarter of 2016, the Company reported net income of $2.5 million, or diluted income per common share of $0.20. When comparing the first quarter of 2017 to the first quarter of 2016, the primary reasons for improved net income were increases in net interest income of $690 thousand and noninterest income of $268 thousand, partially offset by an increase in noninterest expenses of $314 thousand. When comparing the first quarter of 2017 to the fourth quarter of 2016, the higher net income was primarily attributable to an increase in noninterest income of $753 thousand, offset by an increase in noninterest expense of $427 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $10.0 million for the first quarter of 2017 and $9.3 million for the first quarter of 2016. Tax-equivalent net interest income was $10.0 million for the fourth quarter of 2016. The increase in net interest income for the first quarter of 2017 when compared to the first quarter of 2016 was primarily due to an increase in average earning assets, almost entirely the result of an increase in average loans. Total average interest-bearing deposits exhibited an increase primarily in demand, money market and savings deposits, partially offset by a decline in time deposits resulting in a lower cost of funding.

The decrease of $35 thousand in net interest income for the first quarter of 2017 when compared to the fourth quarter of 2016 was primarily due to two fewer days of earning interest and a decline in total average loan yields of 4 basis points. This was partially offset by a higher yield on taxable investment securities and interest-bearing deposits, coupled with a decline in volume of and rates paid on interest-bearing deposits. Further, the Company was able to change its asset composition by transitioning from lower yielding securities to higher yielding loans which positively impacted net interest income despite a decrease in the overall yield on loans. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.71% for the first quarter of 2017, compared to 3.50% for the first quarter of 2016 and 3.63% for the fourth quarter of 2016. The higher net interest margin for the first quarter of 2017 when compared to the first quarter of 2016 was due to an increase in average loans of $90.0 million resulting in $620 thousand in additional interest and fees on loans, compounded by lower volumes of and rates paid on time deposits. The higher net interest margin for the first quarter of 2017 when compared to the fourth quarter of 2016 was primarily due to funding loan growth with lower yielding assets, followed by increases in yields on investment securities and the federal funds rate.

On a tax-equivalent basis, net interest income increased $690 thousand, or 7.5%, for the first quarter of 2017 when compared to the first quarter of 2016. The increase in interest income was due to a 5.7% increase in interest income on average earning assets (i.e., loans, interest-bearing deposits with other banks, and federal funds sold) resulting in a 15 basis point increase in yields earned on such assets. Loans had the largest impact on the increase in interest income, due to an increase in the average balance of $90.0 million, or 11.4%, resulting in an increase in interest income of $620 thousand, or 6.9%. The balance on taxable investment securities decreased $36.9 million, or 17.2%, and corresponding interest income decreased $43 thousand, or 4.9%, compared to the first quarter of 2016, resulting in a favorable shift to higher yielding loans. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans.

Interest expense decreased $151 thousand, or 22.7%, when comparing the first quarter of 2017 to the first quarter of 2016. The decrease in interest expense was due to a 8 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings). Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended March 31, 2017, the rates paid on time deposits decreased 21 basis points and the average balances of these deposits decreased $29.4 million, or 10.3%, when compared to the same period last year, which reduced interest expense $161 thousand. A portion of this decline was offset primarily by increases in the average balance of demand, money market and savings deposits. The average balance of noninterest-bearing deposits increased $24.0 million when compared to the same period last year contributing to a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$880,791	$9,610	4.43%	$790,777	$8,990	4.57%
Investment securities:
Taxable	177,864	827	1.86	214,778	870	1.62
Tax-exempt	210	3	5.38	210	3	5.30
Federal funds sold	-	-	-	3,640	3	0.33
Interest-bearing deposits	34,069	68	0.80	56,109	72	0.51
Total earning assets	1,092,934	10,508	3.90%	1,065,514	9,938	3.75%
Cash and due from banks	13,907			16,205
Other assets	50,763			57,037
Allowance for credit losses	(8,847)			(8,518)
Total assets	$1,148,757			$1,130,238

Interest-bearing liabilities
Demand deposits	$195,005	69	0.14%	$193,087	60	0.12%
Money market and savings deposits	276,175	88	0.13	258,715	86	0.13
Certificates of deposit $100,000 or more	118,970	157	0.54	132,412	234	0.71
Other time deposits	137,832	197	0.58	153,774	281	0.74
Interest-bearing deposits	727,982	511	0.28	737,988	661	0.36
Short-term borrowings	4,150	3	0.27	6,242	4	0.24
Total interest-bearing liabilities	732,132	514	0.28%	744,230	665	0.36%
Noninterest-bearing deposits	254,974			231,003
Other liabilities	5,377			5,973
Stockholders' equity	156,274			149,032
Total liabilities and stockholders' equity	$1,148,757			$1,130,238

Net interest spread		$9,994	3.62%		$9,273	3.39%
Net interest margin			3.71%			3.50%

Tax-equivalent adjustment
Loans		$60			$29
Investment securities		1			1
Total		$61			$30

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 35.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2017 increased $266 thousand, or 5.9%, when compared to the first quarter of 2016. The increase was mostly the result of a gain on an insurance agency investment in the first quarter of 2017, opposed to a loss in the first quarter of 2016. In addition, insurance agency commissions increased $60 thousand in 2017 over the prior period. Noninterest income increased $751 thousand, or 18.5%, when compared to the fourth quarter of 2016 mainly due to higher insurance agency commissions from contingency payments which are typically received in the first quarter of each year based on the prior year’s performance, partially offset by the absence of the gain on sale of the Bank’s credit card portfolio in the fourth quarter of 2016.

Noninterest Expense

Total noninterest expense for the first quarter of 2017 increased $312 thousand, or 3.3%, when compared to the first quarter of 2016 and increased $425 thousand, or 4.6%, when compared to the fourth quarter of 2016. The increase from the first quarter of 2016 was primarily due to higher employee benefits, primarily insurance premiums for group health insurance and merger and acquisition costs. The merger and acquisition costs are related to the branch purchase which is presently scheduled to be completed in the second quarter of 2017, resulting in higher data processing and legal and professional fees for a combined $226 thousand for the first quarter of 2017. Partially offsetting these additional expenses is a reduction in the FDIC insurance premiums of $118 thousand, the direct result of the consolidation of the two former bank subsidiaries. The increase in noninterest expense compared to the fourth quarter of 2016 was primarily due to higher costs associated with employee benefits of $334 thousand, which included higher insurance premiums for group insurance and federal unemployment insurance which is usually paid in the first two quarters of the year. Salaries and wages increased by $121 thousand in the first quarter due to pay increases implemented during the period. The remaining increases were related to merger and acquisition costs for the branch purchase of $226 thousand, partially offset by a decrease in write-downs of other real estate owned of $111 thousand.

Income Taxes

For the first quarter of 2017 and 2016, the Company reported income tax expense of $1.9 million and $1.5 million, respectively, while the effective tax rate was 39.9% and 38.4%, respectively. The increase in effective tax rates for the first quarter of 2017 when compared to the same period in 2016 was due to higher levels of expected taxable income on a consolidated basis.

The Company has NOLs for federal and state income tax purposes that can be utilized to offset future taxable income. The Company’s use of the NOLs would be limited, however, under Section 382 of the Internal Revenue Code ("IRC"), if the Company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the IRC. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of the Company’s stock, including certain public "groups" of shareholders as set forth under Section 382 of the IRC, including those arising from new stock issuances and other equity transactions. Due to the Company’s public offer and sale of its common stock (the “stock sale”) in June, 2014 and other ownership changes by shareholders owning 5% or more of the Company’s stock, the Company estimates that it has experienced an ownership change of approximately 44% for the three-year period ended March 31, 2017. The Company intends to take all action within its control to prevent a change in ownership in excess of 50% over any three-year testing period. For a further discussion of Section 382 and the potential impact on the Company, see “Part II – Item 1A. Risk Factors” herein.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $891.9 million at March 31, 2017 and $871.5 million at December 31, 2016, an increase of $20.3 million, or 2.3%. Construction, commercial and residential real estate categories experienced the most significant change with increases of $7.5 million, $5.7million and $5.4 million, respectively. Further, the commercial category increased $1.8 million, offset by a decline in the consumer category of $44 thousand. Loans included deferred costs, net of deferred fees, of $524 thousand at March 31, 2017 and $509 thousand at December 31, 2016. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $91.5 million, or 10.3% of total loans, at March 31, 2017, higher than the $84.0 million, or 9.6% of total loans at December 31, 2016. Commercial real estate loans were $388.4 million, or 43.5% of total loans, at March 31, 2017, compared to $382.7 million, or 43.9% of total loans at December 31, 2016.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2017, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 206.6% of total risk based capital. At such time, construction, land and land development loans represented 62.6% of total risk based capital. The commercial real estate portfolio has increased 7.4% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

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

The provision for credit losses was $427 thousand for the first quarter of 2017, $450 thousand for the first quarter of 2016 and $418 thousand for the fourth quarter of 2016. The lower level of provision for credit losses when comparing the first quarter of 2017 to the first quarter of 2016 was primarily due to decreases in loan charge-offs and nonaccrual loans. The higher level of provision for credit losses when compared to the fourth quarter of 2016 was due to growth in the loan portfolio of $20.3 million.

Net charge-offs were $226 thousand for the first quarter of 2017 and $457 thousand for the first quarter of 2016. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 1.00% as of March 31, 2017, 1.04% as of March 31, 2016 and 1.00% as of December 31, 2016. In January of 2017, the allowance methodology was expanded to require the allocation of general reserves to pass/watch loans. This change resulted in an increase in allowance for the first quarter of 2017 when compared to the fourth quarter of 2016 of $1.1million, which was partially offset by a reduction in specific reserves for a net effect of $250 thousand. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2017.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2017 and 2016.

	At or for Three Months
	Ended March 31,
(Dollars in thousands)	2017	2016
Allowance balance - beginning of period	$8,726	$8,316
Charge-offs:
Construction	(29)	(241)
Residential real estate	(223)	(16)
Commercial real estate	-	(238)
Commercial	(65)	(67)
Consumer	-	(8)
Total	(317)	(570)

Recoveries:
Construction	7	6
Residential real estate	11	34
Commercial real estate	11	-
Commercial	58	65
Consumer	4	8
Totals	91	113
Net charge-offs	(226)	(457)
Provision for credit losses	427	450
Allowance balance - end of period	$8,927	$8,309

Average loans outstanding during the period	$880,791	$790,777
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.10%	0.23%
Allowance for credit losses at period end as a
percentage of total period end loans	1.00%	1.04%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $268 thousand to $11.2 million at March 31, 2017 from $11.5 million at December 31, 2016, primarily due to decreases in nonaccrual loans of $243 thousand and other real estate owned of $123 thousand. Accruing TDRs decreased $218 thousand to $12.8 million at March 31, 2017 from $13.0 million at December 31, 2016. The ratio of nonaccrual loans to total loans decreased to 0.98% at March 31, 2017 from 1.03% at December 31, 2016.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonperforming assets
Nonaccrual loans
Construction	$3,704	$3,818
Residential real estate	4,270	3,903
Commercial real estate	656	1,152
Commercial	-	-
Consumer	99	99
Total nonaccrual loans	8,729	8,972
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	-
Commercial real estate	108	-
Commercial	-	10
Consumer	10	10
Total loans 90 days or more past due and still accruing	118	20
Other real estate owned	2,354	2,477
Total nonperforming assets	$11,201	$11,469

Accruing TDRs
Construction	$4,179	$4,189
Residential real estate	3,704	3,875
Commercial real estate	4,899	4,936
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$12,782	$13,000

Total nonperforming assets and accruing TDRs	$23,983	$24,469

As a percent of total loans:
Nonaccrual loans	0.98%	1.03%
Accruing TDRs	1.43%	1.49%
Nonaccrual loans and accruing TDRs	2.41%	2.52%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.25%	1.31%
Nonperforming assets and accruing TDRs	2.68%	2.80%

As a percent of total assets:
Nonaccrual loans	0.75%	0.77%
Nonperforming assets	0.96%	0.99%
Accruing TDRs	1.10%	1.12%
Nonperforming assets and accruing TDRs	2.06%	2.11%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2017 and December 31, 2016, 96% of the portfolio was classified as available for sale and 4% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $184.7 million at March 31, 2017, a $14.1 million, or 8.3%, increase since December 31, 2016. The increase was due to the transition of interest-bearing deposits to higher yielding investment securities. At the end of March 2017, 75.3% of the securities available for sale were mortgage-backed, 24.3% were U.S. Government agencies, compared to 78.7%, and 20.9%, respectively, at year-end 2016. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2017 were $1.0 billion, a $4.1 million, or less than 1%, increase when compared to the level at December 31, 2016. The increase in total deposits was mainly due to higher balances in money market and savings deposits  of $6.7 million and noninterest-bearing deposits of $5.0 million, partially offset by a decline in time deposits of $6.9 million.

Short-Term Borrowings

Short-term borrowings at March 31, 2017 and December 31, 2016 were $2.9 million and $3.2 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2017 and December 31, 2016, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $27.1 million for the first three months of 2017 compared to a decrease in cash of $185 thousand for the first three months of 2016. The decrease in cash and cash equivalents in 2017 was mainly due to funding loan growth and purchasing investment securities.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at March 31, 2017 and December 31, 2016. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $207.1 million and $205.1 million at March 31, 2017 and December 31, 2016, respectively. These lines of credit are paid for monthly on a fee basis of 0.10%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $3.3 million to $157.6 million at March 31, 2017 when compared to December 31, 2016 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc. and Shore United Bank as of March 31, 2017 and December 31, 2016.

During the first quarter of 2017, Shore Bancshares, Inc. contributed $10.5 million in capital to its bank subsidiary, Shore United Bank, in preparation for the branch acquisition in the second quarter of 2017. Of the $10.5 million contributed, $10.2 million consisted of mortgage-backed securities and $300 thousand cash.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2017	ratio	ratio	capital ratio	capital ratio
Company	12.74%	15.84%	15.84%	16.85%
Shore United Bank	12.22%	15.05%	15.05%	16.07%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2016	ratio	ratio	capital ratio	capital ratio
Company	12.31%	15.78%	15.78%	16.79%
Shore United Bank	10.88%	13.84%	13.84%	14.86%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2016 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2016.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2017 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2017.

There was no change in our internal control over financial reporting during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the 2016 Annual Report. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SHORE BANCSHARES, INC.

Date: May 9, 2017	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Edward C. Allen
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