Form 10-Q
period 2017-06-30
SHORE BANCSHARES INC
filed 2017-08-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,686,767 shares of common stock outstanding as of July 31, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Cash and due from banks	$15,748	$14,596
Interest-bearing deposits with other banks	38,331	61,342
Cash and cash equivalents	54,079	75,938
Investment securities:
Available-for-sale, at fair value	201,587	163,902
Held to maturity, at amortized cost - fair value of $6,663 (2017)
and $6,806 (2016)	6,411	6,704

Loans	1,034,605	871,525
Less: allowance for credit losses	(9,132)	(8,726)
Loans, net	1,025,473	862,799

Premises and equipment, net	23,297	16,558
Goodwill	27,207	11,931
Other intangible assets, net	4,946	1,079
Other real estate owned, net	2,302	2,477
Other assets	17,496	18,883
TOTAL ASSETS	$1,362,798	$1,160,271

LIABILITIES
Deposits:
Noninterest-bearing	$311,438	$261,575
Interest-bearing	884,820	735,914
Total deposits	1,196,258	997,489

Short-term borrowings	3,325	3,203
Other liabilities	3,275	5,280
TOTAL LIABILITIES	1,202,858	1,005,972

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,685,440 (2017) and
12,664,797 (2016)	127	127
Additional paid in capital	64,791	64,201
Retained earnings	94,848	90,964
Accumulated other comprehensive income (loss)	174	(993)
TOTAL STOCKHOLDERS' EQUITY	159,940	154,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,362,798	$1,160,271

 See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

INTEREST INCOME
Interest and fees on loans	$10,441	$9,117	$19,991	$18,078
Interest and dividends on investment securities:
Taxable	937	824	1,764	1,694
Tax-exempt	1	2	3	4
Interest on federal funds sold	-	2	-	5
Interest on deposits with other banks	70	58	138	130
Total interest income	11,449	10,003	21,896	19,911

INTEREST EXPENSE
Interest on deposits	538	617	1,049	1,278
Interest on short-term borrowings	11	3	14	7
Total interest expense	549	620	1,063	1,285

NET INTEREST INCOME	10,900	9,383	20,833	18,626
Provision for credit losses	974	375	1,401	825

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	9,926	9,008	19,432	17,801

NONINTEREST INCOME
Service charges on deposit accounts	878	870	1,712	1,683
Trust and investment fee income	372	364	733	715
Insurance agency commissions	2,032	1,941	4,851	4,700
Other noninterest income	897	866	1,690	1,484
Total noninterest income	4,179	4,041	8,986	8,582

NONINTEREST EXPENSE
Salaries and wages	4,803	4,422	9,305	8,899
Employee benefits	1,127	964	2,367	2,078
Occupancy expense	629	583	1,254	1,196
Furniture and equipment expense	284	248	517	483
Data processing	1,015	854	1,887	1,663
Directors' fees	102	131	182	235
Amortization of other intangible assets	55	33	88	66
FDIC insurance premium expense	45	268	209	550
Other real estate owned expense, net	108	66	163	73
Legal and professional	702	609	1,362	994
Other noninterest expenses	1,329	1,187	2,516	2,467
Total noninterest expense	10,199	9,365	19,850	18,704

INCOME BEFORE INCOME TAXES	3,906	3,684	8,568	7,679
Income tax expense	1,554	1,412	3,416	2,947

NET INCOME	$2,352	$2,272	$5,152	$4,732

Basic net income per common share	$0.19	$0.18	$0.41	$0.37
Diluted net income per common share	0.19	0.18	0.41	0.37
Dividends paid per common share	0.05	0.03	0.10	0.06

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)
	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Income	$2,352	$2,272	$5,152	$4,732

Other comprehensive income
Securities available for sale:
Unrealized holding gains on available-for-sale-securities	731	422	1,955	2,011
Tax effect	(306)	(170)	(788)	(812)
Net of tax amount	425	252	1,167	1,199

Total other comprehensive income	425	252	1,167	1,199
Comprehensive income	$2,777	$2,524	$6,319	$5,931

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net Income	-	-	5,152	-	5,152

Unrealized gains on available-for-sale
securities, net of taxes	-	-	-	1,167	1,167

Stock-based compensation	-	590	-	-	590

Cash dividends declared	-	-	(1,268)	-	(1,268)

Balances, June 30, 2017	$127	$64,791	$94,848	$174	$159,940

Balances, January 1, 2016	$126	$63,815	$83,097	$(71)	$146,967

Net Income	-	-	4,732	-	4,732

Unrealized gains on available-for-sale
securities, net of taxes	-	-	-	1,199	1,199

Common shares issued for employee stock-
based awards	-	3	-	-	3

Stock-based compensation	1	177	-	-	178

Cash dividends declared	-	-	(758)	-	(758)

Balances, June 30, 2016	$127	$63,995	$87,071	$1,128	$152,321

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,152	$4,732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,401	825
Depreciation and amortization	1,132	1,230
Discount accretion on debt securities	(18)	(16)
Stock-based compensation expense	590	178
Deferred income tax expense	2,783	2,438
Losses on disposals of premises and equipment	-	2
Gains on sales of other real estate owned	(3)	(2)
Write-downs of other real estate owned	161	73
Net changes in:
Accrued interest receivable	(190)	(123)
Other assets	(2,123)	272
Accrued interest payables	(20)	(20)
Other liabilities	(1,992)	(614)
Net cash provided by operating activities	6,873	8,975

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities
available for sale	20,007	26,092
Purchases of investment securities available for sale	(56,124)	(8,143)
Proceeds from maturities and principal payments of investment securities
held to maturity	304	192
Net change in loans	(41,323)	(26,750)
Purchases of premises and equipment	(933)	(317)
Proceeds from sales of other real estate owned	125	2,284
Cash received in branch acquisition (net of cash paid)	64,045	-
Net cash used in investing activities	(13,899)	(6,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	15,301	1,928
Interest-bearing deposits	(28,988)	(16,297)
Short-term borrowings	122	197
Proceeds from the issuance of common stock	-	3
Common stock dividends paid	(1,268)	(758)
Net cash used in financing activities	(14,833)	(14,927)
Net decrease in cash and cash equivalents	(21,859)	(12,594)
Cash and cash equivalents at beginning of period	75,938	73,811
Cash and cash equivalents at end of period	$54,079	$61,217

Supplemental cash flows information:
Interest paid	$1,083	$1,303
Income taxes paid	$2,000	$523
Change in unrealized (gains) losses on securities available for sale	$(380)	$(1,893)

Branch purchase:
Tangible assets acquired (net of cash received)	$129,188	$-
Identifiable intangible assets acquired	$3,954	$-
Liabilities assumed	$212,463	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2017, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2017 and 2016, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2016 were derived from the 2016 audited financial statements. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2016. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

Recent Accounting Standards

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for periods beginning after December 15, 2016. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date ” – ASU 2015-14 amendments defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” – ASU 2016-08 amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10, “Revenue from Contracts with Customers (Topic 606):  Identifying Performance Obligations and Licensing” – ASU 2016-10 amendments clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license. Attributes of a promised license define the scope of a customer’s right to use or right to access an entity’s intellectual property and, therefore, do not define whether the entity satisfies its performance obligation at a point in time or over time and do not create an obligation for the entity to transfer any additional rights to use or access its intellectual property. Revenues from services provided by financial institutions that could be impacted by the new guidance includes credit card arrangements, trust and custody services and administration services for customer deposits accounts (e.g., ATM and wire transfer transactions). This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, is not expected to change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption.

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

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statement , and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this ASU are effective for fiscal years after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Leases and lessors may not apply a full retrospective transition approach. While the Company is currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

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

ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit losses, which will be more decision useful to users of the financial statements. It is not expected that an entity will need to create an economic forecast over the entire contractual life of long-dated financial assets. Therefore, the amendments will allow an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The amendments retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than a write-down. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and held to maturity securities. At this time, the Company has established a project management team which is in the process of developing and understanding this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

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

ASU No. 2017-09 – In May 2017, the FASB issued ASU No. 2017-09 “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Business Combination

Northwest Bank Branch Acquisition

On May 19, 2017, the Bank purchased three branches from Northwest Bank (“NWBI”) located in Arbutus, Elkridge, and Owings Mills, Maryland. Pursuant to the transaction, the Bank acquired $122.5 million in loans and $212.5 million in deposits, as well as the branch premises and equipment. In connection with its purchase of the branches from Northwest, the Bank received a cash payment from Northwest of $62.7 million, which was net of a premium paid on deposits of $17.2 million. This acquisition provides the Bank with the opportunity to enhance its footprint in Maryland by extending its branch network across the Eastern Shore to the greater Baltimore area communities of Elkridge, Owings Mills and Arbutus.

The Company has accounted for the branch purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date.

The acquired assets and assumed liabilities of the NWBI branches were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of the NWBI branches. Management evaluated expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. However, pursuant to the purchase and assumption agreement, the Bank has the option to require the repurchase or exchange of any purchased loans that become nonperforming during the 75 day period following the May 19, 2017 closing. Deposits were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Premises were based on recent appraised values, whereas equipment was acquired based on the remaining book value from NWBI, which approximated fair value.

The statement of net assets acquired and the resulting goodwill recorded is presented in the following tables. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable assets were recorded at the acquisition date fair value.

	Acquired		Acquired
	Balances as	Fair	Balances as
	Recorded By	Value	Recorded By
	Northwest Bank	Adjustments	Shore United Bank
Cash and due from banks	$81,231	$-	$81,231

Loans	125,131	(2,269)	122,862
Less: allowance for credit losses	-	-	-
Loans, net	125,131	(2,269)	122,862
			-
Premises and equipment, net	5,363	963	6,326
Core deposit intangible	-	3,954	3,954
Total assets	$211,725	$2,648	$214,373

Deposits:
Noninterest-bearing	$34,481	$-	$34,481
Interest-bearing	177,237	738	177,975
Total deposits	211,718	738	212,456

Other liabilities	7	-	7
Total liabilities	$211,725	$738	$212,463

Net assets acquired	$-	$1,910	$1,910

The following table summarizes the acquired assets and assumed liabilities in the purchase as of the acquisition date, and the resulting goodwill of $15.3 million resulting from the transaction (in thousands):

Assets acquired at fair value:
Cash and cash equivalents	$81,231
Loans	122,862
Premises and equipment, net	6,326
Core deposit intangible	3,954
Total fair value of assets acquired	$214,373

Liabilities assumed at fair value:
Deposits	$212,456
Other liabilities	7
Total fair value of liabilities assumed	$212,463

Net assets acquired at fair value:	$1,910

Transaction consideration paid to Northwest Bank	$17,186

Amount of goodwill resulting from acquisition	$15,276

The total amount of goodwill arising from this transaction of $15.3 million is expected to be deductible for tax purposes, pursuant to section 197 of the Internal Revenue Code.

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, and the accretable yield for all NWBI loans as of the acquisition date.

Contractually
	Required	Cash Flows		Carrying Value
	Payments	Expected To Be	Accretable FMV	of Loans
	Receivable	Collected	Adjustments	Receivable

Performing loans acquired	$125,131	125,131	2,269	$122,862

The Company recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. The Company only acquired loans which were deemed to be performing loans with no signs of credit deterioration.

The Company determined the net discounted value of cash flows on approximately 864 performing loans totaling $125.1 million. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type. The effect of this fair valuation process was a net accretable discount adjustment of $2.3 million at acquisition.

Note 3 – Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016

Net Income	$2,352	$2,272	$5,152	$4,732
Weighted average shares outstanding - Basic	12,681	12,648	12,676	12,642
Dilutive effect of common stock equivalents-options	21	-	21	-
Dilutive effect of common stock equivalents-restricted stock units	33	17	33	15
Weighted average shares outstanding - Diluted	12,735	12,665	12,730	12,657
Earnings per common share - Basic	$0.19	$0.18	$0.41	$0.37
Earnings per common share - Diluted	$0.19	$0.18	$0.41	$0.37

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

Note 4 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2017
U.S. Government agencies	$49,173	$83	$40	$49,216
Mortgage-backed	151,375	822	484	151,713
Equity	659	-	1	658
Total	$201,207	$905	$525	$201,587

December 31, 2016
U.S. Government agencies	$34,320	$56	$58	$34,318
Mortgage-backed	130,490	263	1,809	128,944
Equity	652	-	12	640
Total	$165,462	$319	$1,879	$163,902

Held-to-maturity securities:
June 30, 2017
U.S. Government agencies	$2,007	$57	$-	$2,064
States and political subdivisions	1,404	71	-	1,475
Other equity securities (1)	3,000	124	-	3,124
Total	$6,411	$252	$-	$6,663

December 31, 2016
U.S. Government agencies	$2,089	$26	$-	$2,115
States and political subdivisions	1,615	76	-	1,691
Other equity securities (1)	3,000	-	-	3,000
Total	$6,704	$102	$-	$6,806

(1)	On December 15, 2016, the Company bought $3.0 million in subordinated notes with a fixed to floating rate of 6.5% from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Available-for-sale securities:
U.S. Government agencies	$18,941	$40	$-	$-	$18,941	$40
Mortgage-backed	40,040	283	8,139	201	48,179	484
Equity securities	659	1	-	-	658	1
Total	$59,640	$324	$8,139	$201	$67,778	$525

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Available-for-sale securities:
U.S. Government agencies	$11,926	$58	$-	$-	$11,926	$58
Mortgage-backed	100,237	1,546	9,208	263	109,445	1,809
Equity securities	640	12	-	-	640	12
Total	$112,803	$1,616	$9,208	$263	$122,011	$1,879

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2017.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$12,005	$11,997	$-	$-
Due after one year through five years	34,992	34,997	501	527
Due after five years through ten years	18,649	18,651	903	949
Due after ten years	134,902	135,284	2,007	2,063
	200,548	200,929	3,411	3,539
Equity securities	659	658	3,000	3,124
Total	$201,207	$201,587	$6,411	$6,663

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland and in Kent County, Delaware. The following table provides information about the principal classes of the loan portfolio at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Construction	$100,095	$84,002
Residential real estate	384,777	325,768
Commercial real estate	452,132	382,681
Commercial	90,650	72,435
Consumer	6,951	6,639
Total loans	1,034,605	871,525
Allowance for credit losses	(9,132)	(8,726)
Total loans, net	$1,025,473	$862,799

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2017 and December 31, 2016.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
June 30, 2017
Loans individually
evaluated for impairment	$6,926	$6,443	$5,567	$345	$-	$19,281
Loans collectively
evaluated for impairment	93,169	378,334	446,565	90,305	6,951	1,015,324
Total loans	$100,095	$384,777	$452,132	$90,650	$6,951	$1,034,605

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$593	$259	$165	$-	$-	$1,017
Loans collectively
evaluated for impairment	1,756	1,837	2,637	1,652	233	8,115
Total allowance	$2,349	$2,096	$2,802	$1,652	$233	$9,132

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2016
Loans individually
evaluated for impairment	$8,007	$7,778	$6,088	$-	$99	$21,972
Loans collectively
evaluated for impairment	75,995	317,990	376,593	72,435	6,540	849,553
Total loans	$84,002	$325,768	$382,681	$72,435	$6,639	$871,525

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$1,639	$317	$185	$-	$-	$2,141
Loans collectively
evaluated for impairment	1,148	1,636	2,425	1,145	231	6,585
Total allowance	$2,787	$1,953	$2,610	$1,145	$231	$8,726

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2017 and December 31, 2016. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded		Quarter-to-	Year-to-date
	Unpaid	investment	investment		date average	average	Interest
	principal	with no	with an	Related	recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
June 30, 2017
Impaired nonaccrual loans:
Construction	$3,017	$51	$2,838	$580	$3,153	$3,435	$-
Residential real estate	3,352	1,066	2,143	114	3,870	3,940	-
Commercial real estate	1,271	547	167	90	670	696	-
Commercial	425	345	-	-	115	57	-
Consumer	-	-	-	-	66	82	-
Total	$8,065	$2,009	$5,148	$784	$7,874	$8,210	$-

Impaired accruing TDRs:
Construction	$4,037	$3,336	$701	$13	$4,040	$4,111	$55
Residential real estate	3,234	2,204	1,030	145	3,409	3,585	87
Commercial real estate	4,853	1,866	2,987	75	4,869	4,888	100
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$12,124	$7,406	$4,718	$233	$12,318	$12,584	$242

Total impaired loans:
Construction	$7,054	$3,387	$3,539	$593	$7,193	$7,546	$55
Residential real estate	6,586	3,270	3,173	259	7,279	7,525	87
Commercial real estate	6,124	2,413	3,154	165	5,539	5,584	100
Commercial	425	345	-	-	115	57	-
Consumer	-	-	-	-	66	82	-
Total	$20,189	$9,415	$9,866	$1,017	$20,192	$20,794	$242

					June 30, 2016
		Recorded	Recorded		Quarter-to-	Year-to-date
	Unpaid	investment	investment		date average	average	Interest
	principal	with no	with an	Related	recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2016
Impaired nonaccrual loans:
Construction	$7,247	$-	$3,818	$1,621	$5,489	$6,353	$-
Residential real estate	4,013	1,957	1,946	166	3,914	3,103	-
Commercial real estate	1,801	959	193	117	2,058	2,308	-
Commercial	-	-	-	-	164	161	-
Consumer	99	99	-	-	106	114	-
Total	$13,160	$3,015	$5,957	$1,904	$11,731	$12,039	$-

Impaired accruing TDRs:
Construction	$4,189	$3,479	$710	$18	$4,244	$4,142	$43
Residential real estate	3,875	2,829	1,046	151	4,931	5,300	102
Commercial real estate	4,936	1,573	3,363	68	5,066	5,215	85
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$13,000	$7,881	$5,119	$237	$14,241	$14,657	$230

Total impaired loans:
Construction	$11,436	$3,479	$4,528	$1,639	$9,733	$10,495	$43
Residential real estate	7,888	4,786	2,992	317	8,845	8,403	102
Commercial real estate	6,737	2,532	3,556	185	7,124	7,523	85
Commercial	-	-	-	-	164	161	-
Consumer	99	99	-	-	106	114	-
Total	$26,160	$10,896	$11,076	$2,141	$25,972	$26,696	$230

The following tables provide a roll-forward for troubled debt restructurings as of June 30, 2017 and June 30, 2016.

	1/1/2017						6/30/2017
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2017
Accruing TDRs
Construction	$4,189	$-	$(18)	$-	$-	$(134)	$4,037	$13
Residential real estate	3,875	-	(102)	(89)	-	(450)	3,234	145
Commercial real estate	4,936	-	(83)	-	-	-	4,853	75
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(203)	$(89)	$-	$(584)	$12,124	$233

Nonaccrual TDRs
Construction	$3,818	$-	$(872)	$-	$(108)	$-	$2,838	$580
Residential real estate	1,603	-	(44)	-	-	-	1,559	110
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	345	-	-	-	-	345	-
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$345	$(916)	$-	$(108)	$-	$4,825	$690

Total	$18,504	$345	$(1,119)	$(89)	$(108)	$(584)	$16,949	$923

	1/1/2016						6/30/2016
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2016
Accruing TDRs
Construction	$4,069	$-	$172	$-	$-	$-	$4,241	$25
Residential real estate	5,686	533	(350)	-	(1,595)	(179)	4,095	73
Commercial real estate	5,740	495	(659)	(117)	(458)	-	5,001	155
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$1,028	$(837)	$(117)	$(2,053)	$(179)	$13,337	$253

Nonaccrual TDRs
Construction	$4,960	$2,570	$(1,847)	$(254)	$-	$-	$5,429	$739
Residential real estate	445	-	(293)	-	1,595	-	1,747	72
Commercial real estate	-	-	-	(258)	458	-	200	112
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	(23)	-	-	-	-	-
Total	$5,428	$2,570	$(2,163)	$(512)	$2,053	$-	$7,376	$923

Total	$20,923	$3,598	$(3,000)	$(629)	$-	$(179)	$20,713	$1,176

The following tables provide information on loans that were modified and considered TDRs during the six months ended June 30, 2017 and June 30, 2016.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For six months ended
June 30, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	1	462	345	-
Consumer	-	-	-	-
Total	2	$1,222	$1,100	$-

For six months ended
June 30, 2016
Construction	-	$-	$-	$-
Residential real estate	3	668	668	-
Commercial real estate	1	495	495	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$1,163	$1,163	$-

During the six months ended June 30, 2017, there was one new TDR and one previously recorded TDR which was modified. The new TDR consisted of a reduction in principal, whereas, the previously recorded TDR consisted of a change in maturity date.

The following tables provide information on TDRs that defaulted during the six months ended June 30, 2017 and June 30, 2016. Generally, a loan is considered in default when principal or interest is past due 90 days or more.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For six months ended
June 30, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

For six months ended
June 30, 2016
Construction	1	$241	$-
Residential real estate	-	-	-
Commercial real estate	2	375	-
Commercial	-	-	-
Consumer	-	-	-
Total	3	$616	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At June 30, 2017, there were no nonaccrual loans classified as special mention or doubtful and $7.2 million of nonaccrual loans were identified as substandard. Similarly, at December 31, 2016, there were no nonaccrual loans classified as special mention or doubtful and $9.0 million of nonaccrual loans were identified as substandard.

The following tables provide information on loan risk ratings as of June 30, 2017 and December 31, 2016.

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
June 30, 2017
Construction	$89,918	$4,055	$6,122	$-	$100,095
Residential real estate	372,148	6,725	5,904	-	384,777
Commercial real estate	428,971	15,495	7,666	-	452,132
Commercial	89,451	799	400	-	90,650
Consumer	6,951	-	-	-	6,951
Total	$987,439	$27,074	$20,092	$-	$1,034,605

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
December 31, 2016
Construction	$72,641	$4,195	$7,166	$-	$84,002
Residential real estate	312,242	6,646	6,880	-	325,768
Commercial real estate	363,461	10,939	8,281	-	382,681
Commercial	71,313	857	265	-	72,435
Consumer	6,540	-	99	-	6,639
Total	$826,197	$22,637	$22,691	$-	$871,525

The following tables provide information on the aging of the loan portfolio as of June 30, 2017 and December 31, 2016.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
June 30, 2017
Construction	$97,045	$-	$50	$111	$161	$2,889	$100,095
Residential real estate	379,217	310	1,838	203	2,351	3,209	384,777
Commercial real estate	450,740	219	459	-	678	714	452,132
Commercial	90,272	33	-	-	33	345	90,650
Consumer	6,944	5	2	-	7	-	6,951
Total	$1,024,218	$567	$2,349	$314	$3,230	$7,157	$1,034,605
Percent of total loans	99.0%	0.1%	0.2%	-%	0.3%	0.7%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2016
Construction	$80,079	$-	$105	$-	$105	$3,818	$84,002
Residential real estate	317,992	1,778	2,095	-	3,873	3,903	325,768
Commercial real estate	375,552	3,219	2,758	-	5,977	1,152	382,681
Commercial	72,272	19	134	10	163	-	72,435
Consumer	6,515	13	2	10	25	99	6,639
Total	$852,410	$5,029	$5,094	$20	$10,143	$8,972	$871,525
Percent of total loans	97.8%	0.6%	0.6%	-%	1.2%	1.0%	100.0%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months and six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

Management re-evaluated the allowance methodology during the third quarter of 2016, in connection with the consolidation of the two former bank subsidiaries. Prior to consolidation, each bank subsidiary applied a separate allowance methodology based on their respective loan portfolios. The revised methodology incorporates both previous methodologies to align with a consolidated loan portfolio. In addition, beginning in January of 2017, the allowance methodology was expanded to require the allocation of general reserves to pass/watch loans. This change resulted in an increase in allowance for the first quarter of 2017 when compared to the fourth quarter of 2016 of $1.1 million, which was partially offset by a reduction in specific reserves of $850 thousand.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
June 30, 2017
Allowance for credit losses:
Beginning Balance	$2,290	$2,131	$2,912	$1,338	$256	$-	$8,927

Charge-offs	(25)	(100)	-	(706)	(15)	-	(846)
Recoveries	9	10	8	42	8	-	77
Net charge-offs	(16)	(90)	8	(664)	(7)	-	(769)

Provision	75	55	(118)	978	(16)	-	974
Ending Balance	$2,349	$2,096	$2,802	$1,652	$233	$-	$9,132

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
June 30, 2016
Allowance for credit losses:
Beginning Balance	$1,753	$2,014	$3,257	$585	$177	$523	$8,309

Charge-offs	(13)	(102)	(265)	(58)	(2)	-	(440)
Recoveries	10	33	10	57	4	-	114
Net charge-offs	(3)	(69)	(255)	(1)	2	-	(326)

Provision	(6)	90	(131)	93	27	302	375
Ending Balance	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For six months ended
June 30, 2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(54)	(323)	-	(771)	(15)	-	(1,163)
Recoveries	16	21	19	100	12	-	168
Net charge-offs	(38)	(302)	19	(671)	(3)	-	(995)

Provision	(400)	445	173	1,178	5	-	1,401
Ending Balance	$2,349	$2,096	$2,802	$1,652	$233	$-	$9,132

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For six months ended
June 30, 2016
Allowance for credit losses:
Beginning Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(254)	(118)	(503)	(125)	(10)	-	(1,010)
Recoveries	16	67	10	122	12	-	227
Net charge-offs	(238)	(51)	(493)	(3)	2	-	(783)

Provision	336	(95)	365	122	48	49	825
Ending Balance	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $105 thousand and $ 687 thousand as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, there was 1 residential property held in other real estate owned totaling $15 thousand, compared to 3 residential properties totaling $92 thousand at December 31, 2016.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

Note 6  – Goodwill and Other Intangibles

On May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million.

The gross carrying amount and accumulated amortization of intangible assets is as follows:

June 30, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,511	$(2,637)	$(667)	$27,207	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,264)	6	0.1
Customer relationships	795	(95)	(461)	239	5.1
Core deposit intangible	3,954	-	(33)	3,921	9.9
	6,459	(95)	(2,198)	4,166
Unamortizable
Carrier relationships	-	-	-	-
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$7,239	$(95)	$(2,198)	$4,946

December 31, 2016
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$15,235	$(2,637)	$(667)	$11,931	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,233)	37	0.4
Customer relationships	795	(95)	(438)	262	5.6
Core deposit intangible	-	-	-	-	-
	2,505	(95)	(2,111)	299
Unamortizable
Carrier relationships	-	-	-	-
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$3,285	$(95)	$(2,111)	$1,079

Estimated future amortizing expense for amortization intangibles within the years ending December 31, are as follows:

(Dollars in thousands)
June 30, 2017	$88
2018	442
2019	442
2020	395
2021	439
Thereafter	2,360
Total amortizing intangible assets	$4,166

Note 7 – Other Assets

The Company had the following other assets at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonmarketable investment securities	$3,069	$1,650
Accrued interest receivable	2,865	2,675
Deferred income taxes	3,467	7,039
Prepaid expenses	1,111	1,149
Cash surrender value on life insurance	2,599	2,589
Other assets	4,385	3,781
Total	$17,496	$18,883

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016.

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$3,647	$3,486
Reserve for off-balance sheet commitments	122	122
Net operating loss carry forward	1,188	2,232
Write-downs of other real estate owned	300	387
Deferred income	168	1,011
Unrealized gains on available-for-sale securities	-	672
AMT Credits	403	869
Other	936	1,192
Total deferred tax assets	6,764	9,971
Deferred tax liabilities:
Depreciation	200	239
Amortization on loans FMV adjustment	138	156
Purchase accounting adjustments	2,292	2,019
Deferred capital gain on branch sale	350	401
Unrealized losses on available-for-sale securities	117	-
Other	200	116
Total deferred tax liabilities	3,297	2,931
Net deferred tax assets	$3,467	$7,040

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $22.2 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ended December 31, 2026 with limited amounts available through December 31, 2034. Additionally, the Company has $403 thousand of alternative minimum tax credit carryforwards as of June 30, 2017 which may be carried forward indefinitely.

No valuation allowance on these deferred tax assets was recorded at June 30, 2017 and December 31, 2016 as management believes it is more likely than not that all deferred tax assets will be realized based on the following positive material factors: 1) The Company was profitable for all four quarters of 2014, 2015 and 2016 on a GAAP basis. The net operating loss was originally created in the third quarter of 2013 and was solely attributable to the former Talbot Bank’s sale of loans and other real estate owned (the “Asset Sale”), which is considered non-recurring. 2) The Company had pre-tax income of $15.9 million and $11.5 million for the years ended December 31, 2016 and 2015, providing further evidence that the Asset Sale was producing positive results and confirming the expectation of utilizing the deferred tax assets. Alternatively, the Company has reviewed negative factors which would influence the conclusion of realizing the deferred tax assets. These factors include the following: 1) The Company could be subject to Section 382 of the Internal Revenue Code (“IRC”), which could further limit the realization of the net operating loss-related deferred tax asset (“NOL-DTA”). 2) Although the local economy of the market in which the Company operates has been showing continued signs of improvement over the past four years, if this trend flattens or reverses, there is a potential that this potential negative evidence could outweigh the prevailing positive factors.

Based on the aforementioned considerations, the Company has concluded that the predominance of observable positive evidence outweighs the future potential of negative evidence and therefore it is more likely than not that the Company will be able to realize in the future all of the net deferred tax assets.

Note 8 – Other Liabilities

The Company had the following other liabilities at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Accrued interest payable	$55	$74
Other accounts payable	2,032	2,461
Deferred compensation liability	1,188	1,444
Other liabilities	-	1,301
Total	$3,275	$5,280

Note 9 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 711,200 shares remained available for grant at June 30, 2017.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2017 and 2016.

	For Three Months Ended		For six months ended
	June 30, 2017		June 30, 2017
(Dollars in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$173	$66	$590	$177
Excess tax benefits related to stock-based
compensation	11	-	13	3

	June 30,
(Dollars in thousands)	2017		2016
Unrecognized stock-based compensation
expense	$354		$179
Weighted average period unrecognized
expense is expected to be recognized	1.1	years	0.8	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	17,066	$11.46	12,488	$8.74
Granted	20,143	16.69	23,239	11.47
Vested	(21,296)	13.47	(18,662)	9.63
Cancelled	-	-	-	-
Nonvested at end of period	15,913	$12.49	17,065	$11.46

The fair value of restricted stock awards that vested during the first six months of 2017 and 2016 was $287 thousand and $180 thousand, respectively.

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

During 2016, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2018. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 12,214 shares and 48,871 shares, assuming a certain performance metric is met. In addition, two members of the long-term incentive plan from 2015 forfeited their RSUs due to leaving the Company before the end of the vesting period. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2015, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on performance metrics to be achieved as of December 31, 2017. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 10,953 shares and 43,821 shares, assuming certain performance metrics are met. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 and 2006 Equity Plans for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	46,342	$10.64	26,943	$9.49
Granted	-	-	24,433	11.68
Vested	-	-	-	-
Forfeited	-	-	(5,034)	9.49
Outstanding at end of period	46,342	$10.64	46,342	$10.64

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	62,086	$8.29	61,327	$8.05
Granted	1,202	10.99	12,443	11.12
Exercised	(859)	6.64	(450)	6.64
Expired/Cancelled	-	-	-	-
Outstanding at end of period	62,429	$8.36	73,320	$8.58

Exercisable at end of period	61,828	$8.34	69,990	$8.46

The weighted average fair value of stock options granted during the six months ended June 30, 2017 was $10.99. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017 and 2016.

	2017	2016
Dividend yield	0.84%	0.73%
Expected volatility	64.80%	38.60%
Expected forfeiture rate	-%	-%
Risk-free interest rate	2.42%	1.75%
Expected contract life (in years)	10 years	10 years

At the end of the second quarter of 2017, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $505 thousand based on the $16.45 market value per share of the Company’s common stock at June 30, 2017. Similarly, the aggregate intrinsic value of the options exercisable was $232 thousand at June 30, 2016. The intrinsic value on options exercised during the six months ended June 30, 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. The intrinsic value on options exercised in 2016 was $2 thousand based on the $11.35 market value per share of the Company’s common stock at February 8, 2016. At June 30, 2017, the weighted average remaining contract life of options outstanding was 6.6 years.

Note 10 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016.

	Accumulated net
	unrealized holding	Total accumulated
	gains (losses) on	other
	available for sale	comprehensive
(Dollars in thousands)	securities	income (loss)
Balance, December 31, 2016	$(993)	$(993)
Other comprehensive income	1,167	1,167
Balance, June 30, 2017	$174	$174

Balance, December 31, 2015	$(71)	$(71)
Other comprehensive income	1,199	1,199
Balances, June 30, 2016	$1,128	$1,128

Note 11 – Fair Value Measurements

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. No assets were transferred from one hierarchy level to another during the first six months of 2017 or 2016.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Securities available for sale:
U.S. Government agencies	$49,216	$-	$49,216	$-
Mortgage-backed	151,713	-	151,713	-
Equity	658	-	658	-
Total	$201,587	$-	$201,587	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$34,318	$-	$34,318	$-
Mortgage-backed	128,944	-	128,944	-
Equity	640	-	640	-
Total	$163,902	$-	$163,902	$-

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016. The assets in the following table were transferred during 2016 from Level 2 to Level 3, based on management’s reassessment an evaluation of the inputs in relation to impaired loans and foreclosed assets. This reassessment resulted in management conclusion that the inputs for these assets were more reflective of Level 3 as unobservable inputs and applied retrospectively to prior periods reported.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Impaired loans
Construction	$6,333	$-	$-	$6,333
Residential real estate	6,184	-	-	6,184
Commercial real estate	5,402	-	-	5,402
Commercial	345	-	-	345
Consumer	-	-	-	-
Total impaired loans	18,264	-	-	18,264
Other real estate owned	2,302	-	-	2,302
Total assets measured at fair value on a
nonrecurring basis	$20,566	$-	$-	$20,566

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans
Construction	$6,368	$-	$-	$6,368
Residential real estate	7,461	-	-	7,461
Commercial real estate	5,903	-	-	5,903
Commercial	-	-	-	-
Consumer	99	-	-	99
Total impaired loans	19,831	-	-	19,831
Other real estate owned	2,477	-	-	2,477
Total assets measured at fair value on a
nonrecurring basis	$22,308	$-	$-	$22,308

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

	June 30, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$54,079	$54,079	$75,938	$75,938

Level 2 inputs
Investment securities held to maturity	$6,411	$6,663	$6,704	$6,806
Loans, net	1,025,473	1,027,011	862,799	867,594

Financial liabilities
Level 2 inputs
Deposits	$1,196,258	$1,124,815	$997,489	$929,573
Short-term borrowings	3,325	3,325	3,203	3,203

Note 12 – Financial Instruments with Off-Balance Sheet Risk

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

The following table provides information on commitments outstanding at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$201,361	$178,233
Letters of credit	9,541	8,024
Total	$210,902	$186,257

Note 13 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses in Maryland and Delaware through its 20branch network and 2  loan production offices. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

The following table includes selected financial information by business segments for the first six months of 2017 and 2016.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2017
Interest Income	$21,830	$(1)	$67	$21,896
Interest Expense	(1,063)	-	-	(1,063)
Provision for credit losses	(1,401)	-	-	(1,401)
Noninterest income	3,933	5,053	-	8,986
Noninterest expense	(12,044)	(3,834)	(3,972)	(19,850)
Net intersegment (expense) income	(3,594)	(162)	3,756	-
Income (loss) before taxes	7,661	1,056	(149)	8,568
Income tax (expense) benefit	(3,054)	(422)	60	(3,416)
Net Income (loss)	$4,607	$634	$(89)	$5,152

Total assets	$1,346,340	$10,031	$6,427	$1,362,798

2016
Interest Income	$19,785	$-	$126	$19,911
Interest Expense	(1,285)	-	-	(1,285)
Provision for credit losses	(825)	-	-	(825)
Noninterest income	3,850	4,732	-	8,582
Noninterest expense	(10,691)	(3,435)	(4,578)	(18,704)
Net intersegment (expense) income	(3,979)	(367)	4,346	-
Income (loss) before taxes	6,855	930	(106)	7,679
Income tax (expense) benefit	(2,616)	(369)	38	(2,947)
Net Income (loss)	$4,239	$561	$(68)	$4,732

Total assets	$1,097,433	$9,347	$18,910	$1,125,690

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank. The Bank operates 20 full service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland and Kent County, Delaware. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial & Trust.

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

OVERVIEW

The Company reported net income of $2.4 million for the second quarter of 2017, or diluted income per common share of $0.19, compared to net income of $2.3 million, or diluted income per common share of $0.18, for the second quarter of 2016. For the first quarter of 2017, the Company reported net income of $2.8 million, or diluted income per common share of $0.22. When comparing the second quarter of 2017 to the second quarter of 2016, the primary reasons for improved net income were increases in net interest income of $1.5 million and noninterest income of $138 thousand, partially offset by increases in provision for credit losses of $599 thousand and noninterest expenses of $834 thousand. When comparing the second quarter of 2017 to the first quarter of 2017, the lower net income was primarily attributable to a decrease in noninterest income due to insurance agency commissions which are typically received in the first quarter of the year as well as an increase in noninterest expenses primarily the result of the additional acquisition costs incurred in connection with the purchase of the three NWBI branches.

For the first six months of 2017, the Company reported net income of $5.2 million, or diluted income per common share of $0.41, compared to net income of $4.7 million, or diluted income per common share of $0.37, for the first six months of 2016. Earnings improved due to increases in net interest income of $2.2 million and noninterest income of $404 thousand, partially offset by increases in noninterest expenses of $1.1 million and provision for credit losses of $576 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $11.0 million for the second quarter of 2017 and $9.4 million for the second quarter of 2016. Tax-equivalent net interest income was $10.0 million for the first quarter of 2017. The increase in net interest income for the second quarter of 2017 when compared to the second quarter of 2016 was primarily due to an increase in average earning assets of $123.5 million, the result of an increase in average loans of $152.4 million, offset by decreases in investment securities of $6.1 million and interest-bearing deposits with other banks of $20.0 million. The significant increase in average loans was primarily due to loan originations and purchases and, to a lesser, extent, the purchasing of $122.5 million in loans from NWBI, which had an impact on the average outstanding loan balance of $27.6 million. Total average interest-bearing deposits exhibited an increase primarily in demand, money market and savings deposits, partially offset by a decline in time deposits resulting in a lower cost of funding. The increase in average interest-bearing deposits of $63.7 million was due to an increase in municipal deposits as well as the acquisition of deposits from NWBI of $212.5 million, which had an impact on the average interest-bearing deposits of $38.5 million.

The increase of $966 thousand in net interest income for the second quarter of 2017 when compared to the first quarter of 2017 was primarily due to the acquisition of loans from NWBI, higher average taxable securities and one additional day of earning interest, partially offset by a decline in total average loan yields of 4 basis points and an increase in the short-term borrowing rate of 55 basis points. The increase in average investment securities was due to excess cash received from the NWBI transaction.  In addition, the Company continued to transition lower yielding assets to higher yielding loans which positively impacted net interest income despite a decrease in the overall yield on loans. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. Our net interest margin was 3.71% for both the second and first quarter of 2017, compared to 3.57% for the second quarter of 2016. The net interest margin remained unchanged between the second and first quarter of 2017, mostly due to increases in both average loan and investment securities balances and higher yields on interest-bearing deposits with other banks which offset the 4 basis point decline in yields on loans. The higher net interest margin for the second quarter of 2017 when compared to the second quarter of 2016 was primarily due to a significant increase in average loans of $152.4 million resulting in $1.4 million in additional interest and fees on loans, further aided by lower rates paid on interest bearing deposits of 7 basis points.

On a tax-equivalent basis, interest income increased $1.5 million, or 16.4%, for the second quarter of 2017 when compared to the second quarter of 2016. The increase in interest income was due to a 11.6% increase in average earning assets (i.e., loans, interest-bearing deposits with other banks, and federal funds sold) resulting in a 10 basis point increase in yields earned on such assets. Loans had the largest impact on the increase in interest income, due to an increase in the average balance of $152.4 million, or 18.9%, resulting in an increase in interest income of $1.4 million, or 14.8%. The decline in the yield on average loans was due to downward re-pricing on renewal loans as well as yields on newly originated loans. The average balance on interest-bearing deposits with other banks decreased $20.0 million, or 42.4%, compared to the second quarter of 2016, resulting in a favorable shift to higher yielding loans. Despite the decrease in interest-bearing deposits with other banks, the corresponding interest income increased $12 thousand or 20.7%, due to the two rate increases of 25 basis points each by the Federal Reserve since the second quarter of 2016.

Interest expense decreased $72 thousand, or 11.6%, when comparing the second quarter of 2017 to the second quarter of 2016. The decrease in interest expense was due to a 6 basis point decline in rates paid on interest-bearing liabilities (i.e., deposits and borrowings). Changes in the rates and balances related to time deposits (i.e., certificates of deposit $100,000 or more and other time deposits) had the largest impact on interest expense. For the three months ended June 30, 2017, the rates paid on time deposits decreased 15 basis points and the average balances of these deposits decreased $8.2 million, or 2.9%, when compared to the same period last year, which reduced interest expense $115 thousand. A portion of this decline was offset primarily by increases in the average balance of demand, money market and savings deposits. The average balance of noninterest-bearing deposits increased $43.0 million when compared to the same period last year contributing to a lower cost of funding.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2017 and 2016.

	For Three Months Ended			For Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$959,642	$10,501	4.39%	$807,231	$9,149	4.56%
Investment securities:
Taxable	198,160	937	1.89	204,147	824	1.61
Tax-exempt	141	2	5.36	210	3	5.30
Federal funds sold	-	-	-	2,910	2	0.34
Interest-bearing deposits	27,156	70	1.05	47,147	58	0.50
Total earning assets	1,185,099	11,510	3.90%	1,061,645	10,036	3.80%
Cash and due from banks	14,798			14,776
Other assets	58,693			54,699
Allowance for credit losses	(9,064)			(8,552)
Total assets	$1,249,526			$1,122,568

Interest-bearing liabilities
Demand deposits	$198,593	78	0.16%	$186,137	55	0.12%
Money market and savings deposits	320,967	99	0.12	261,495	86	0.13
Certificates of deposit $100,000 or more	121,967	156	0.51	129,544	221	0.69
Other time deposits	150,953	205	0.55	151,577	256	0.68
Interest-bearing deposits	792,480	538	0.27	728,753	618	0.34
Short-term borrowings	5,589	11	0.82	5,792	3	0.24
Total interest-bearing liabilities	798,069	549	0.28%	734,545	621	0.34%
Noninterest-bearing deposits	273,685			230,644
Other liabilities	5,421			6,109
Stockholders' equity	172,351			151,270
Total liabilities and stockholders' equity	$1,249,526			$1,122,568

Net interest spread		$10,961	3.62%		$9,415	3.46%
Net interest margin			3.71%			3.57%

Tax-equivalent adjustment
Loans		$60			$32
Investment securities		1			-
Total		$61			$32

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 35.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Tax-equivalent net interest income for the six months ended June 30, 2017 was $21.0 million. This represented an increase of $2.3 million, or 12.1%, when compared to the same period last year. The increase was mainly due to an increase in average earning assets of $75.7 million, the result of an increase in average loans of $121.4 million, offset by decreases in investment securities of $21.4 million and interest-bearing deposits with other banks of $21.0 million. The significant increase in average loans was primarily due to loan originations and purchases and, to a lesser extent, the purchasing of $122.5 million in loans from NWBI, which had an impact on the average outstanding loan balance of $27.6 million. Total average interest-bearing deposits exhibited an increase primarily in demand, money market and savings deposits, partially offset by a decline in time deposits resulting in a lower cost of funding. The increase in average interest-bearing deposits of $27.0 million was the result of the acquisition of deposits from NWBI of $212.5 million, which had an impact on the average interest-bearing deposits of $38.5 million, which were offset by a decline of $11.5 million from the legacy portfolio, primarily due to the seasonality of municipal deposits.  The net interest margin improved by 19 basis points to 3.71% for the first half of 2017 from the 3.53% for the first half of 2016.

On a tax-equivalent basis, interest income was $22.0 million for the first six months of 2017, an increase of $2.0 million, or 10.2%, when compared to the first six months of 2016, mainly due to the higher volume in loans of $121.4 million, or 15.2%. The higher average loan balances for the first six months of 2017 over 2016 resulted in a $2.0 million increase in interest income. In addition, despite a decrease in average taxable securities of $21.4 million, or 10.2%, interest income from these securities increased $70 thousand, or 4.1% due to a 26 basis point increase in yields on such securities.

Interest expense was $1.1 million for the six months ended June 30, 2017, a decrease of $222 thousand, or 17.3%, when compared to the same period last year. Average interest-bearing liabilities increased $25.9 million, or 3.5%, while rates paid declined 7 basis points to 0.28% primarily due to a decline in time deposits.

For the first six months of 2017, the average balance of time deposits decreased $18.7 million, or 6.6%, when compared to the same period last year, and the average rate paid on these deposits declined 16 basis points, which reduced interest expense $276 thousand. For the six months ended June 30, 2017, the average balance of money market and savings deposits increased $38.6 million, or 14.8%, when compared to the same period last year, and the average rate paid on these deposits remained unchanged at 13 basis points, which increased interest expense $15 thousand. Noninterest bearing deposits increased $33.6 million, or 14.5%, when compared to the same period last year providing a lower cost of funding.

	For Six Months Ended			For Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$920,434	$20,111	4.41%	$799,004	$18,139	4.57%
Investment securities:
Taxable	188,068	1,764	1.88	209,462	1,694	1.62
Tax-exempt	175	5	5.38	210	6	5.30
Federal funds sold	-	-	-	3,275	5	0.34
Interest-bearing deposits	30,593	138	0.91	51,628	130	0.51
Total earning assets	1,139,270	22,018	3.90%	1,063,579	19,974	3.78%
Cash and due from banks	14,355			15,491
Other assets	54,750			55,868
Allowance for credit losses	(8,956)			(8,535)
Total assets	$1,199,419			$1,126,403

Interest-bearing liabilities
Demand deposits	$196,809	147	0.15%	$189,612	115	0.12%
Money market and savings deposits	298,695	187	0.13	260,105	172	0.13
Certificates of deposit $100,000 or more	120,477	313	0.52	130,978	455	0.70
Other time deposits	144,429	402	0.56	152,675	537	0.71
Interest-bearing deposits	760,410	1,049	0.28	733,370	1,279	0.35
Short-term borrowings	4,873	14	0.59	6,017	7	0.24
Total interest-bearing liabilities	765,283	1,063	0.28%	739,387	1,286	0.35%
Noninterest-bearing deposits	264,381			230,824
Other liabilities	5,398			6,041
Stockholders' equity	164,357			150,151
Total liabilities and stockholders' equity	$1,199,419			$1,126,403

Net interest spread		$20,955	3.62%		$18,688	3.43%
Net interest margin			3.71%			3.53%

Tax-equivalent adjustment
Loans		$120			$61
Investment securities		2			1
Total		$122			$62

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 35.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2017 increased $138 thousand, or 3.4%, when compared to the second quarter of 2016. The increase from the second quarter of 2016 was primarily due to higher service insurance agency commissions of $91 thousand. Noninterest income decreased $628 thousand when compared to the first quarter of 2017 mainly due to higher insurance agency commissions from contingency payments which are typically received in the first quarter of each year based on the prior year’s performance.

Total noninterest income for the six months ended June 30, 2017 increased $404 thousand, or 4.7%, when compared to the same period in 2016.  The increase in noninterest income primarily consists of increases in insurance agency commissions of $151 thousand and other noninterest income of $206 thousand. The increase in other noninterest income consisted of returns on an insurance investment of $174 thousand. In addition, increases in service charges on deposit accounts of $29 thousand and trust and investment fee income of $18 thousand helped contribute to the overall increase in noninterest income.

Noninterest Expense

Total noninterest expense for the second quarter of 2017 increased $834 thousand, or 8.9%, when compared to the second quarter of 2016 and increased $548 thousand, or 5.7%, when compared to the first quarter of 2017. The increases in noninterest expense from the second quarter of 2016 were primarily due to the acquisition costs of three NWBI branches of $325 thousand and the cost of operating these branches for one month.  Also contributing to the higher noninterest expenses between quarters were increases in employee benefits due to the higher insurance premiums paid for group insurance and higher salaries and wages due to pay increases implemented in the first quarter of 2017, offset by a decrease in FDIC insurance premium expenses due the consolidation of the two former bank subsidiaries, The Talbot Bank and CNB which occurred on July 1, 2016. The increase in noninterest expense compared to the first quarter of 2017 was primarily due to additional acquisition costs of $325 thousand for the Northwest branches and the cost of operating those branches for one month which impacted salaries and wages. Offsetting this increase was a decrease in employee benefits which are typically higher in the first quarter due to meeting maximum thresholds for certain payroll taxes, federal and state unemployment insurance, and 401(k) contributions. In addition, FDIC insurance premiums decreased $119 thousand.

Total noninterest expense for the six months ended June 30, 2017 increased $1.1 million, or 6.1%, when compared to the same period in 2016.  The increase was primarily due to acquisition costs of the three NWBI branches which approximated $825 thousand and the cost of operating those branches for one month.  In addition, higher salaries/wages and employee benefits resulted in increased non-interest expenses which were partially offset by a decrease in FDIC insurance premiums.

Income Taxes

For the second quarter of 2017 and 2016, the Company reported income tax expense of $1.6 million and $1.4 million, respectively, while the effective tax rate was 39.8% and 38.3%, respectively. The increase in tax rates for the second quarter of 2017 when compared to the same period in 2016 was due to higher pretax income.  Income taxes for the six months ended June 30, 2017 increased $469 thousand, or 15.9%, when compared to the same period in 2016.  The increase was primarily due higher taxable income of $889 thousand, which increased tax rates from 38.4% in the prior period to 39.9% for the 2017 period.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.0 billion at June 30, 2017 and $871.5 million at December 31, 2016, an increase of $163.1 million, or 18.7%. The significant increase was primarily due to loans acquired from NWBI of $122.5 million. The loans acquired from NWBI consisted of the following: construction of $102 thousand, residential real estate of $45.7 million, commercial real estate of $72.9 million, commercial of $3.0 million and consumer of $826 thousand. Excluding, the loans acquired from NWBI, total loans increased $40.6, or 4.7%. The most significant categories which increased organically were construction of $16.0 million, residential real estate of $13.3 million and commercial of $15.2 million. Loans included deferred costs, net of deferred fees, of $619 thousand at June 30, 2017 and $509 thousand at December 31, 2016. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $100.1 million, or 9.7% of total loans, at June 30, 2017, higher than the $84.0 million, or 9.6% of total loans at December 31, 2016. Commercial real estate loans were $452.1 million, or 43.7% of total loans, at June 30, 2017, compared to $382.7 million, or 43.9% of total loans at December 31, 2016.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2017, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 298.3% of total risk based capital. At such time, construction, land and land development loans represented 82.8% of total risk based capital. The commercial real estate portfolio has increased 92.1% during the prior 36 months, $54.5 million, or 15.12% of which resulted from the NWBI transaction. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

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

The provision for credit losses was $974 thousand for the second quarter of 2017, $375 thousand for the second quarter of 2016 and $427 thousand for the first quarter of 2017. The higher level of provision for credit losses when comparing the second quarter of 2017 to both the second quarter of 2016 and the first quarter of 2017 was associated with a partial charge-off during the second quarter of 2017 of $575 thousand. This charge-off related to three commercial loans to one borrower aggregating $1.4 million, in which the Bank renegotiated the loans into one loan and obtained cash and collateral of $825 thousand. The increase to the provision for credit losses when compared to the second quarter of 2016 was also due to growth in the loan portfolio of $40.5 million, excluding the loans acquired from NWBI on May 19, 2017.  The provision for credit losses for the six months ended June 30, 2017 and 2016 was $1.4 million and $825 thousand, respectively, while net charge-offs were $995 thousand and $783 thousand, respectively. The increase in provision for credit losses primarily occurred in the second quarter of 2017 due to the partial charge-off previously mentioned.  The ratio of annualized net charge-offs to average loans was 0.22% for the first half of 2017 and 0.20% for the first half of 2016.

Net charge-offs were $769 thousand for the second quarter of 2017 and $326 thousand for the second quarter of 2016. The significant increase in net charge-offs was primarily due to the charge-off mentioned above. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.88% as of June 30, 2017, 1.00% as of December 31, 2016 and 1.02% as of June 30, 2016. The decrease in such ratio at June 30, 2017 was primarily due to the performing loans acquired in the NWBI transaction with no associated allowance since they were purchased at fair value. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2017.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2017 and 2016.

	At or for Three Months		At or for Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2017	2016	2017		2016
Allowance balance - beginning of period	$8,927	$8,309	$8,726		$8,316
Charge-offs:
Construction	(25)	(13)	(54)		(254)
Residential real estate	(100)	(102)	(323)		(118)
Commercial real estate	-	(265)	-		(503)
Commercial	(706)	(58)	(771)		(125)
Consumer	(15)	(2)	(15)		(10)
Total	(846)	(440)	(1,163)		(1,010)

Recoveries:
Construction	9	10	16		16
Residential real estate	10	33	21		67
Commercial real estate	8	10	19		10
Commercial	42	57	100		122
Consumer	8	4	12		12
Totals	77	114	168		227
Net charge-offs	(769)	(326)	(995)		(783)
Provision for credit losses	974	375	1,401		825
Allowance balance - end of period	$9,132	$8,358	$9,132		$8,358

Average loans outstanding during the period	$959,642	$807,231	$920,434		$799,004
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.32%	0.16%	0.22%	%	0.20%	%
Allowance for credit losses at period end as a
percentage of total period end loans	0.88%	1.02%	0.88%	%	1.02%	%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $1.7 million to $9.8 million at June 30, 2017 from $11.5 million at December 31, 2016, primarily due to decreases in nonaccrual loans of $1.8 million and other real estate owned of $175 thousand, partially offset by an increase in loans 90 days and still accruing of $294 thousand. Accruing TDRs decreased $876 thousand to $12.1 million at June 30, 2017 from $13.0 million at December 31, 2016. The ratio of nonaccrual loans to total loans decreased to 0.69% at June 30, 2017 from 1.03% at December 31, 2016.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonperforming assets
Nonaccrual loans
Construction	$2,889	$3,818
Residential real estate	3,209	3,903
Commercial real estate	714	1,152
Commercial	345	-
Consumer	-	99
Total nonaccrual loans	7,157	8,972
Loans 90 days or more past due and still accruing
Construction	111	-
Residential real estate	203	-
Commercial real estate	-	-
Commercial	-	10
Consumer	-	10
Total loans 90 days or more past due and still accruing	314	20
Other real estate owned	2,302	2,477
Total nonperforming assets	$9,773	$11,469

Accruing TDRs
Construction	$4,037	$4,189
Residential real estate	3,234	3,875
Commercial real estate	4,853	4,936
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$12,124	$13,000

Total nonperforming assets and accruing TDRs	$21,897	$24,469

As a percent of total loans:
Nonaccrual loans	0.69%	1.03%
Accruing TDRs	1.17%	1.49%
Nonaccrual loans and accruing TDRs	1.86%	2.52%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.94%	1.31%
Nonperforming assets and accruing TDRs	2.11%	2.80%

As a percent of total assets:
Nonaccrual loans	0.53%	0.77%
Nonperforming assets	0.72%	0.99%
Accruing TDRs	0.89%	1.12%
Nonperforming assets and accruing TDRs	1.61%	2.11%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2017 and December 31, 2016, 96% of the portfolio was classified as available for sale and 4% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $208.0 million at June 30, 2017, a $37.4 million, or 21.9%, increase since December 31, 2016. The increase was due to utilizing the net cash received from the NWBI branch acquisition to purchase available-for-sale securities. At the end of June 2017, 75.3% of the securities available for sale were mortgage-backed, 24.3% were U.S. Government agencies, compared to 78.7%, and 20.9%, respectively, at year-end 2016. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2017 were $1.2 billion, a $198.8 million, or 19.9%, increase when compared to the level at December 31, 2016. The increase was the direct result of the acquisition of three branches from NWBI which contributed $212.5 million in total deposits, offset by declines in time deposits and checking plus interest accounts. The deposits acquired from NWBI were primarily core deposits consisting of the following: $34.6 million in noninterest bearing deposits, money market and savings deposits of $99.3 million and checking plus interest of $17.2 million. Noncore deposits acquired from NWBI included $19.8 million in time deposits over $100 thousand and $41.7 million in other time deposits.

Short-Term Borrowings

Short-term borrowings at June 30, 2017 and December 31, 2016 were $3.3 million and $3.2 million, respectively. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2017 and December 31, 2016, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $21.9 million for the first six months of 2017 compared to a decrease in cash of $12.6 million for the first six months of 2016. The decrease in cash and cash equivalents in 2017 was mainly due to receiving excess cash from the NWBI branch transaction which was used to purchase available-for-sale securities and paydown short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at June 30, 2017 and December 31, 2016. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $201.8 million and $205.1 million at June 30, 2017 and December 31, 2016, respectively. These lines of credit are paid for monthly on a fee basis of 0.10%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $5.6 million to $159.9 million at June 30, 2017 when compared to December 31, 2016 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc. and Shore United Bank as of June 30, 2017 and December 31, 2016.

During the first quarter of 2017, Shore Bancshares, Inc. contributed $10.5 million in capital to its bank subsidiary, Shore United Bank, in preparation for the branch acquisition in the second quarter of 2017. Of the $10.5 million contributed, $10.2 million consisted of mortgage-backed securities and $300 thousand consisted of cash.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2017	ratio	ratio	capital ratio	capital ratio
Company	10.53%	12.18%	12.18%	13.08%
Shore United Bank	9.97%	11.54%	11.54%	12.44%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2016	ratio	ratio	capital ratio	capital ratio
Company	12.31%	15.78%	15.78%	16.79%
Shore United Bank	10.88%	13.84%	13.84%	14.86%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2017 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2017.

There was no change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: August 9, 2017	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Edward C. Allen
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