Form 10-Q
period 2017-09-30
SHORE BANCSHARES INC
filed 2017-11-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,688,224 shares of common stock outstanding as of October 31, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Cash and due from banks	$22,315	$14,596
Interest-bearing deposits with other banks	21,601	61,342
Cash and cash equivalents	43,916	75,938
Investment securities:
Available-for-sale, at fair value	213,390	163,902
Held to maturity, at amortized cost - fair value of $6,451 (2017)
and $6,806 (2016)	6,241	6,704

Loans	1,047,247	871,525
Less: allowance for credit losses	(9,295)	(8,726)
Loans, net	1,037,952	862,799

Premises and equipment, net	23,124	16,558
Goodwill	27,909	11,931
Other intangible assets, net	4,831	1,079
Other real estate owned, net	1,809	2,477
Other assets	16,955	18,883
TOTAL ASSETS	$1,376,127	$1,160,271

LIABILITIES
Deposits:
Noninterest-bearing	$326,020	$261,575
Interest-bearing	880,175	735,914
Total deposits	1,206,195	997,489

Short-term borrowings	1,469	3,203
Other liabilities	5,815	5,280
TOTAL LIABILITIES	1,213,479	1,005,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,686,767 (including 15,913 unvested
restricted stock) (2017) and 12,664,797 (including 12,488 unvested restricted stock) (2016)	127	127
Additional paid in capital	64,949	64,201
Retained earnings	97,626	90,964
Accumulated other comprehensive (loss)	(54)	(993)
TOTAL STOCKHOLDERS' EQUITY	162,648	154,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,376,127	$1,160,271

 See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

INTEREST INCOME
Interest and fees on loans	$11,771	$9,398	$31,762	$27,476
Interest and dividends on investment securities:
Taxable	1,035	754	2,799	2,448
Tax-exempt	-	2	3	6
Interest on federal funds sold	-	1	-	6
Interest on deposits with other banks	131	81	269	211
Total interest income	12,937	10,236	34,833	30,147

INTEREST EXPENSE
Interest on deposits	607	574	1,656	1,852
Interest on short-term borrowings	4	4	18	11
Total interest expense	611	578	1,674	1,863

NET INTEREST INCOME	12,326	9,658	33,159	28,284
Provision for credit losses	345	605	1,746	1,430

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	11,981	9,053	31,413	26,854

NONINTEREST INCOME
Service charges on deposit accounts	945	899	2,657	2,582
Trust and investment fee income	389	358	1,122	1,073
Gains on sales and calls of investment securities	5	30	5	31
Insurance agency commissions	2,088	2,054	6,939	6,754
Other noninterest income	998	666	2,688	2,149
Total noninterest income	4,425	4,007	13,411	12,589

NONINTEREST EXPENSE
Salaries and wages	5,203	4,346	14,508	13,245
Employee benefits	1,197	1,009	3,564	3,087
Occupancy expense	696	643	1,950	1,839
Furniture and equipment expense	286	245	803	728
Data processing	922	976	2,809	2,639
Directors' fees	99	120	281	355
Amortization of other intangible assets	115	33	203	99
FDIC insurance premium expense	189	104	398	654
Other real estate owned expense, net	136	2	299	75
Legal and professional	493	440	1,855	1,434
Other noninterest expenses	1,384	1,299	3,900	3,766
Total noninterest expense	10,720	9,217	30,570	27,921

INCOME BEFORE INCOME TAXES	5,686	3,843	14,254	11,522
Income tax expense	2,274	1,432	5,690	4,379

NET INCOME	$3,412	$2,411	$8,564	$7,143

Earnings per common share - Basic	$0.27	$0.19	$0.68	$0.56
Earnings per common share - Diluted	0.27	0.19	0.67	0.56
Dividends paid per common share	0.05	0.03	0.15	0.09

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)
	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Income	$3,412	$2,411	$8,564	$7,143

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(385)	617	1,555	2,628
Tax effect	155	(250)	(628)	(1,062)
Reclassification of (gains) recognized
in net income	(5)	(30)	(5)	(31)
Tax effect	2	12	2	13
Amortization of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	8	-	23	-
Tax effect	(3)	-	(8)	-
Net of tax amount	(228)	349	939	1,548

Total other comprehensive (loss) income	(228)	349	939	1,548
Comprehensive income	$3,184	$2,760	$9,503	$8,691

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net Income	-	-	8,564	-	8,564

Other comprehensive income	-	-	-	939	939

Stock-based compensation	-	748	-	-	748

Cash dividends declared	-	-	(1,902)	-	(1,902)

Balances, September 30, 2017	$127	$64,949	$97,626	$(54)	$162,648

Balances, January 1, 2016	$126	$63,815	$83,097	$(71)	$146,967

Net Income	-	-	7,143	-	7,143

Other comprehensive income	-	-	-	1,548	1,548

Common shares issued for employee stock-
based awards	-	53	-	-	53

Stock-based compensation	1	261	-	-	262

Cash dividends declared	-	-	(1,138)	-	(1,138)

Balances, September 30, 2016	$127	$64,129	$89,102	$1,477	$154,835

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,564	$7,143
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(347)	-
Provision for credit losses	1,746	1,430
Depreciation and amortization	1,195	1,856
Net amortization of securities	612	(17)
Stock-based compensation expense	748	262
Deferred income tax expense	3,075	4,008
(Gains) on sales of securities	(5)	(31)
Losses on disposals of premises and equipment	2	-
(Gains) losses on sales of other real estate owned	(3)	125
Write-downs of other real estate owned	296	75
Net changes in:
Accrued interest receivable	(447)	(15)
Other assets	(2,236)	(1,602)
Accrued interest payable	(15)	(32)
Other liabilities	543	(272)
Net cash provided by operating activities	13,728	12,930

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities
available for sale	35,957	47,373
Proceeds from sales of securities available for sale	-	3,961
Purchases of investment securities available for sale	(84,495)	(12,142)
Proceeds from maturities and principal payments of investment securities
held to maturity	479	376
Net change in loans	(53,834)	(68,171)
Purchases of premises and equipment	(1,035)	(542)
Proceeds from sales of other real estate owned	470	3,454
Cash received in branch acquisition (net of cash paid)	64,045	-
Net cash used in investing activities	(38,413)	(25,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	29,883	26,874
Interest-bearing deposits	(33,584)	(10,042)
Short-term borrowings	(1,734)	(1,672)
Proceeds from the issuance of common stock	-	53
Common stock dividends paid	(1,902)	(1,138)
Net cash (used in) provided by financing activities	(7,337)	14,075
Net (decrease) increase in cash and cash equivalents	(32,022)	1,314
Cash and cash equivalents at beginning of period	75,938	73,811
Cash and cash equivalents at end of period	$43,916	$75,125

Supplemental cash flows information:
Interest paid	$1,738	$1,895
Income taxes paid	$2,000	$588
Transfers from loans to other real estate owned	$95	$1,599
Change in unrealized gains on securities available for sale	$1,550	$2,596
Amortization of unrealized loss on securities transferred from
available for sale to held to maturity	$23	$-

Branch purchase:
Tangible assets acquired (net of cash received)	$129,188	$-
Identifiable intangible assets acquired	$3,954	$-
Liabilities assumed	$212,463	$-

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2017, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2017 and 2016, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2016 were derived from the 2016 audited financial statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2016. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Reclassification

During the period of September 30, 2017, management made an immaterial reclassification adjustment to goodwill and deferred income taxes for a transaction involving a stock-based acquisition of an insurance entity which occurred in 2007. This reclassification was deemed an immaterial correction of an error as it had no impact on total assets or earnings per share previously reported in the Consolidated Balance Sheets and Consolidated Statements of Income for any period but was necessary in order to properly reflect goodwill and deferred income taxes on the Company’s consolidated balance sheet.

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

Note 2 – Business Combination

Northwest Bank Branch Acquisition

On May 19, 2017, the Bank purchased three branches from Northwest Bank (“NWBI”) located in Arbutus, Elkridge, and Owings Mills, Maryland. Pursuant to the transaction, the Bank acquired $122.9 million in loans and $212.5 million in deposits, as well as the branch premises and equipment. In connection with its purchase of the branches from Northwest, the Bank received a cash payment from Northwest of $64.0 million, which was net of a premium paid on deposits of $17.2 million. This acquisition provides the Bank with the opportunity to enhance its footprint in Maryland by extending its branch network across the Eastern Shore to the greater Baltimore area communities of Elkridge, Owings Mills and Arbutus.

The Company has accounted for the branch purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date.

The acquired assets and assumed liabilities of the NWBI branches were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of the NWBI branches. Management evaluated expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Deposits were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Premises were based on recent appraised values, whereas equipment was acquired based on the remaining book value from NWBI, which approximated fair value. Management engaged independent outside experts to provide the fair value estimates.

The following table provides the purchase price as of the acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $15.3 million recorded from the acquisition:

(in thousands)

Purchase Price Consideration:
Cash consideration	$17,186
Total purchase price for NWBI branch acquisition	$17,186

Assets acquired at fair value:
Cash and cash equivalents	$81,231
Loans	122,862
Premises and equipment, net	6,326
Core deposit intangible	3,954
Total fair value of assets acquired	$214,373

Liabilities assumed at fair value:
Deposits	$212,456
Other liabilities	7
Total fair value of liabilities assumed	$212,463

Net assets acquired at fair value:	$1,910

Transaction consideration paid to Northwest Bank	$17,186

Amount of goodwill resulting from acquisition	$15,276

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016

Net Income	$3,412	$2,411	$8,564	$7,143
Weighted average shares outstanding - Basic	12,687	12,661	12,679	12,648
Dilutive effect of common stock equivalents-options	21	-	21	-
Dilutive effect of common stock equivalents-restricted stock units	8	15	6	15
Weighted average shares outstanding - Diluted	12,716	12,676	12,706	12,663
Earnings per common share - Basic	$0.27	$0.19	$0.68	$0.56
Earnings per common share - Diluted	$0.27	$0.19	$0.67	$0.56

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016.

Note 4 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2017
U.S. Government agencies	$52,093	$64	$154	$52,003
Mortgage-backed	160,645	660	580	160,725
Equity	662	-	-	662
Total	$213,400	$724	$734	$213,390

December 31, 2016
U.S. Government agencies	$34,320	$56	$58	$34,318
Mortgage-backed	130,490	263	1,809	128,944
Equity	652	-	12	640
Total	$165,462	$319	$1,879	$163,902

Held-to-maturity securities:
September 30, 2017
U.S. Government agencies	$1,837	$42	$-	$1,879
States and political subdivisions	1,404	61	-	1,465
Other debt securities (1)	3,000	107	-	3,107
Total	$6,241	$210	$-	$6,451

December 31, 2016
U.S. Government agencies	$2,089	$26	$-	$2,115
States and political subdivisions	1,615	76	-	1,691
Other debt securities (1)	3,000	-	-	3,000
Total	$6,704	$102	$-	$6,806

(1)	On December 15, 2016, the Company bought $3.0 million in subordinated notes with a fixed to floating rate of 6.5% from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
Available-for-sale securities:
U.S. Government agencies	$40,819	$150	$2,998	$4	$43,817	$154
Mortgage-backed	60,113	289	11,086	291	71,199	580
Total	$100,932	$439	$14,084	$295	$115,016	$734

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Available-for-sale securities:
U.S. Government agencies	$11,926	$58	$-	$-	$11,926	$58
Mortgage-backed	100,237	1,546	9,208	263	109,445	1,809
Equity securities	640	12	-	-	640	12
Total	$112,803	$1,616	$9,208	$263	$122,011	$1,879

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

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2017.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,000	$8,996	$-	$-
Due after one year through five years	40,973	40,831	902	946
Due after five years through ten years	34,242	34,241	3,502	3,626
Due after ten years	128,523	128,660	1,837	1,879
	212,738	212,728	6,241	6,451
Equity securities	662	662	-	-
Total	$213,400	$213,390	$6,241	$6,451

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Construction	$106,617	$84,002
Residential real estate	387,722	325,768
Commercial real estate	454,626	382,681
Commercial	91,799	72,435
Consumer	6,483	6,639
Total loans	1,047,247	871,525
Allowance for credit losses	(9,295)	(8,726)
Total loans, net	$1,037,952	$862,799

Loans are stated at their principal amount outstanding net of any purchase premiums, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $632 thousand and discounts on acquired loans of $2.0 million at September 30, 2017. Loans included deferred costs, net of deferred fees, of $509 thousand at December 31, 2016. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

Commercial real estate – Commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. These loans are subject to adverse changes in the local economy and commercial real estate markets. Credit risk associated with owner occupied properties arises from the borrower’s financial stability and the ability of the borrower and the business to repay the loan. Non-owner occupied properties carry the risk of a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies which can adversely impact cash flow.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2017 and December 31, 2016.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
September 30, 2017
Loans individually
evaluated for impairment	$6,986	$7,190	$5,265	$341	$-	$19,782
Loans collectively
evaluated for impairment	99,631	380,532	449,361	91,458	6,483	1,027,465
Total loans	$106,617	$387,722	$454,626	$91,799	$6,483	$1,047,247

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$589	$251	$35	$-	$-	$875
Loans collectively
evaluated for impairment	1,652	1,792	2,849	1,804	323	8,420
Total allowance	$2,241	$2,043	$2,884	$1,804	$323	$9,295

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2016
Loans individually
evaluated for impairment	$8,007	$7,778	$6,088	$-	$99	$21,972
Loans collectively
evaluated for impairment	75,995	317,990	376,593	72,435	6,540	849,553
Total loans	$84,002	$325,768	$382,681	$72,435	$6,639	$871,525

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$1,639	$317	$185	$-	$-	$2,141
Loans collectively
evaluated for impairment	1,148	1,636	2,425	1,145	231	6,585
Total allowance	$2,787	$1,953	$2,610	$1,145	$231	$8,726

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2017 and December 31, 2016. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded		Quarter-to-	Year-to-date
	Unpaid	investment	investment		date average	average	Interest
	principal	with no	with an	Related	recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
September 30, 2017
Impaired nonaccrual loans:
Construction	$3,035	$125	$2,828	$548	$2,890	$3,253	$-
Residential real estate	2,736	2,439	126	23	2,840	3,573	-
Commercial real estate	1,075	430	-	-	489	627	-
Commercial	425	341	-	-	344	153	-
Consumer	-	-	-	-	-	55	-
Total	$7,271	$3,335	$2,954	$571	$6,563	$7,661	$-

Impaired accruing TDRs:
Construction	$4,033	$3,098	$935	$41	$4,034	$4,086	$82
Residential real estate	4,625	2,190	2,435	228	3,691	3,620	117
Commercial real estate	4,835	4,094	741	35	4,841	4,872	145
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$13,493	$9,382	$4,111	$304	$12,566	$12,578	$344

Total impaired loans:
Construction	$7,068	$3,223	$3,763	$589	$6,924	$7,339	$82
Residential real estate	7,361	4,629	2,561	251	6,531	7,193	117
Commercial real estate	5,910	4,524	741	35	5,330	5,499	145
Commercial	425	341	-	-	344	153	-
Consumer	-	-	-	-	-	55	-
Total	$20,764	$12,717	$7,065	$875	$19,129	$20,239	$344

					September 30, 2016
		Recorded	Recorded		Quarter-to-	Year-to-date
	Unpaid	investment	investment		date average	average	Interest
	principal	with no	with an	Related	recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2016
Impaired nonaccrual loans:
Construction	$7,247	$-	$3,818	$1,621	$5,361	$6,022	$-
Residential real estate	4,013	1,957	1,946	166	4,012	3,406	-
Commercial real estate	1,801	959	193	117	2,177	2,265	-
Commercial	-	-	-	-	108	143	-
Consumer	99	99	-	-	99	109	-
Total	$13,160	$3,015	$5,957	$1,904	$11,757	$11,945	$-

Impaired accruing TDRs:
Construction	$4,189	$3,479	$710	$18	$4,213	$4,166	$74
Residential real estate	3,875	2,829	1,046	151	4,100	4,900	149
Commercial real estate	4,936	1,573	3,363	68	4,982	5,137	127
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$13,000	$7,881	$5,119	$237	$13,295	$14,203	$350

Total impaired loans:
Construction	$11,436	$3,479	$4,528	$1,639	$9,574	$10,188	$74
Residential real estate	7,888	4,786	2,992	317	8,112	8,306	149
Commercial real estate	6,737	2,532	3,556	185	7,159	7,402	127
Commercial	-	-	-	-	108	143	-
Consumer	99	99	-	-	99	109	-
Total	$26,160	$10,896	$11,076	$2,141	$25,052	$26,148	$350

The following tables provide a roll-forward for troubled debt restructurings as of September 30, 2017 and September 30, 2016.

	1/1/2017						9/30/2017
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2017
Accruing TDRs
Construction	$4,189	$-	$(22)	$-	$-	$(134)	$4,033	$41
Residential real estate	3,875	-	(120)	(89)	1,411	(452)	4,625	228
Commercial real estate	4,936	-	(101)	-	-	-	4,835	35
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(243)	$(89)	$1,411	$(586)	$13,493	$304

Nonaccrual TDRs
Construction	$3,818	$-	$(882)	$-	$(108)	$-	$2,828	$548
Residential real estate	1,603	-	(66)	-	(1,411)	-	126	23
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	345	(4)	-	-	-	341	-
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$345	$(952)	$-	$(1,519)	$-	$3,378	$571

Total	$18,504	$345	$(1,195)	$(89)	$(108)	$(586)	$16,871	$875

	1/1/2016						9/30/2016
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2016
Accruing TDRs
Construction	$4,069	$-	$130	$-	$-	$-	$4,199	$21
Residential real estate	5,686	565	(375)	-	(1,595)	(179)	4,102	154
Commercial real estate	5,740	495	(689)	(117)	(458)	-	4,971	89
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$1,060	$(934)	$(117)	$(2,053)	$(179)	$13,272	$264

Nonaccrual TDRs
Construction	$4,960	$2,570	$(2,012)	$(263)	$-	$-	$5,255	$810
Residential real estate	445	-	(294)	-	1,595	-	1,746	25
Commercial real estate	-	-	-	(258)	458	-	200	112
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	(23)	-	-	-	-	-
Total	$5,428	$2,570	$(2,329)	$(521)	$2,053	$-	$7,201	$947

Total	$20,923	$3,630	$(3,263)	$(638)	$-	$(179)	$20,473	$1,211

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2017 and September 30, 2016.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For nine months ended
September 30, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	1	462	345	-
Consumer	-	-	-	-
Total	2	$1,222	$1,100	$-

For nine months ended
September 30, 2016
Construction	-	$-	$-	$-
Residential real estate	3	667	699	-
Commercial real estate	1	495	495	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$1,162	$1,194	$-

During the nine months ended September 30, 2017, there was one new TDR and one previously recorded TDR which was modified. The new TDR consisted of a reduction in principal, whereas, the previously recorded TDR consisted of a change in maturity date.

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the nine months ended September 30, 2017 and September 30, 2016. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For nine months ended
September 30, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

For nine months ended
September 30, 2016
Construction	1	$263	$-
Residential real estate	-	-	-
Commercial real estate	2	375	-
Commercial	-	-	-
Consumer	-	-	-
Total	3	$638	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At September 30, 2017, there were no nonaccrual loans classified as special mention or doubtful and $6.3 million of nonaccrual loans were identified as substandard. Similarly, at December 31, 2016, there were no nonaccrual loans classified as special mention or doubtful and $9.0 million of nonaccrual loans were identified as substandard.

The following tables provide information on loan risk ratings as of September 30, 2017 and December 31, 2016.

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
September 30, 2017
Construction	$97,304	$3,127	$6,186	$-	$106,617
Residential real estate	376,600	5,509	5,613	-	387,722
Commercial real estate	438,694	6,780	9,152	-	454,626
Commercial	90,680	660	459	-	91,799
Consumer	6,483	-	-	-	6,483
Total	$1,009,761	$16,076	$21,410	$-	$1,047,247

		Special
(Dollars in thousands)	Pass/Performing	Mention	Substandard	Doubtful	Total
December 31, 2016
Construction	$72,641	$4,195	$7,166	$-	$84,002
Residential real estate	312,242	6,646	6,880	-	325,768
Commercial real estate	363,461	10,939	8,281	-	382,681
Commercial	71,313	857	265	-	72,435
Consumer	6,540	-	99	-	6,639
Total	$826,197	$22,637	$22,691	$-	$871,525

The following tables provide information on the aging of the loan portfolio as of September 30, 2017 and December 31, 2016.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
September 30, 2017
Construction	$103,606	$58	$-	$-	$58	$2,953	$106,617
Residential real estate	383,913	572	667	5	1,244	2,565	387,722
Commercial real estate	451,789	2,407	-	-	2,407	430	454,626
Commercial	91,225	202	31	-	233	341	91,799
Consumer	6,478	-	5	-	5	-	6,483
Total	$1,037,011	$3,239	$703	$5	$3,947	$6,289	$1,047,247
Percent of total loans	99.0%	0.3%	0.1%	-%	0.4%	0.6%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2016
Construction	$80,079	$-	$105	$-	$105	$3,818	$84,002
Residential real estate	317,992	1,778	2,095	-	3,873	3,903	325,768
Commercial real estate	375,552	3,219	2,758	-	5,977	1,152	382,681
Commercial	72,272	19	134	10	163	-	72,435
Consumer	6,515	13	2	10	25	99	6,639
Total	$852,410	$5,029	$5,094	$20	$10,143	$8,972	$871,525
Percent of total loans	97.8%	0.6%	0.6%	-%	1.2%	1.0%	100.0%

Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months and nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

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

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
September 30, 2017
Allowance for credit losses:
Beginning Balance	$2,349	$2,096	$2,802	$1,652	$233	$-	$9,132

Charge-offs	-	(70)	(100)	(99)	(18)	-	(287)
Recoveries	11	11	8	67	8	-	105
Net charge-offs	11	(59)	(92)	(32)	(10)	-	(182)

Provision	(119)	6	174	184	100	-	345
Ending Balance	$2,241	$2,043	$2,884	$1,804	$323	$-	$9,295

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
September 30, 2016
Allowance for credit losses:
Beginning Balance	$1,744	$2,035	$2,871	$677	$206	$825	$8,358

Charge-offs	(9)	(407)	-	(139)	(13)	-	(568)
Recoveries	8	121	10	79	1	-	219
Net charge-offs	(1)	(286)	10	(60)	(12)	-	(349)

Provision	275	331	306	300	(40)	(567)	605
Ending Balance	$2,018	$2,080	$3,187	$917	$154	$258	$8,614

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For nine months ended
September 30, 2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(54)	(393)	(100)	(870)	(33)	-	(1,450)
Recoveries	27	32	27	167	20	-	273
Net charge-offs	(27)	(361)	(73)	(703)	(13)	-	(1,177)

Provision	(519)	451	347	1,362	105	-	1,746
Ending Balance	$2,241	$2,043	$2,884	$1,804	$323	$-	$9,295

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For nine months ended
September 30, 2016
Allowance for credit losses:
Beginning Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(263)	(525)	(503)	(264)	(23)	-	(1,578)
Recoveries	24	188	20	201	13	-	446
Net charge-offs	(239)	(337)	(483)	(63)	(10)	-	(1,132)

Provision	611	236	671	422	8	(518)	1,430
Ending Balance	$2,018	$2,080	$3,187	$917	$154	$258	$8,614

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $620 thousand and $687 thousand as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, there were 2 residential properties held in other real estate owned totaling $0, compared to 3 residential properties totaling $92 thousand at December 31, 2016.

All TDRs were in compliance with their modified terms and there are no further commitments associated with these loans as of September 30, 2017 and December 31, 2016.

Note 6  – Goodwill and Other Intangibles

On May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.3 million.

The gross carrying amount and accumulated amortization of intangible assets is as follows:

September 30, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$31,213	$(2,637)	$(667)	$27,909	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,268)	2	0.0
Customer relationships	795	(95)	(473)	227	4.9
Core deposit intangible	3,954	-	(132)	3,822	9.7
	6,459	(95)	(2,313)	4,051
Unamortizable
Trade name	780	-	-	780	-
Total other intangible assets	$7,239	$(95)	$(2,313)	$4,831

December 31, 2016
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$15,235	$(2,637)	$(667)	$11,931	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,233)	37	0.4
Customer relationships	795	(95)	(438)	262	5.6
	2,505	(95)	(2,111)	299
Unamortizable
Trade name	780	-	-	780	-
Total other intangible assets	$3,285	$(95)	$(2,111)	$1,079

At September 31, 2017, estimated future remaining amortization for amortizing intangibles within the years ending December 31, was as follows:

(Dollars in thousands)
2017	$282
2018	442
2019	442
2020	395
2021	439
Thereafter	2,051
Total amortizing intangible assets	$4,051

Note 7 – Other Assets

The Company had the following other assets at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonmarketable investment securities	$3,069	$1,650
Accrued interest receivable	3,122	2,675
Deferred income taxes, net	2,628	7,040
Prepaid expenses	1,528	1,148
Cash surrender value on life insurance	671	2,589
Other assets	5,937	3,781
Total	$16,955	$18,883

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$3,712	$3,486
Reserve for off-balance sheet commitments	121	122
Net operating loss carry forward	842	2,232
Write-downs of other real estate owned	310	387
Deferred income	127	1,011
Unrealized losses on available-for-sale securities	4	672
Unrealized losses on available-for-sale securities transferred
to held to maturity	33	-
AMT Credits	-	869
Amortization on loans FMV adjustment	194	-
Other	982	1,192
Total deferred tax assets	6,325	9,971
Deferred tax liabilities:
Depreciation	159	239
Amortization on loans FMV adjustment	-	156
Purchase accounting adjustments	2,927	2,019
Deferred capital gain on branch sale	347	401
Other	264	116
Total deferred tax liabilities	3,697	2,931
Net deferred tax assets	$2,628	$7,040

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $15.7 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ended December 31, 2026 with limited amounts available through December 31, 2034.

No valuation allowance on these deferred tax assets was recorded at September 30, 2017 and December 31, 2016 as management believes it is more likely than not that all deferred tax assets will be realized.

Note 8 – Other Liabilities

The Company had the following other liabilities at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Accrued interest payable	$59	$74
Other accounts payable	4,146	2,461
Deferred compensation liability	1,197	1,444
Other liabilities	413	1,301
Total	$5,815	$5,280

Note 9 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 709,873 shares remained available for grant at September 30, 2017.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$158	$85	$748	$262
Excess tax benefits related to stock-based
compensation	15	12	26	25

	September 30,
(Dollars in thousands)	2017		2016
Unrecognized stock-based compensation
expense	$1,147		$132
Weighted average period unrecognized
expense is expected to be recognized	1.3	years	0.6	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	17,066	$11.46
Granted	21,470	16.69
Vested	(22,623)	13.66
Cancelled	-	-
Nonvested at end of period	15,913	$12.49

The fair value of restricted stock awards that vested during the first nine months of 2017 and 2016 was $309 thousand and $204 thousand, respectively.

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

During 2017, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2019. These awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 12,703 shares and 50,830 shares, assuming a certain performance metric is met. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

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

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 and 2006 Equity Plans for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	46,342	$10.64
Granted	25,410	16.57
Vested	-	-
Forfeited	-	-
Outstanding at end of period	71,752	$12.01

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	62,086	$8.29
Granted	1,202	10.99
Exercised	(859)	6.64
Expired/Cancelled	-	-
Outstanding at end of period	62,429	$8.36

Exercisable at end of period	61,828	$8.34

The weighted average fair value of stock options granted during the nine months ended September 30, 2017 and September 30, 2016 was $10.99 and $5.03, respectively. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017 and 2016.

	2017	2016
Dividend yield	0.84%	0.73%
Expected volatility	64.80%	38.60%
Risk-free interest rate	2.42%	1.75%
Expected contract life (in years)	10 years	10 years

At the end of the third quarter of 2017, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $517 thousand based on the $16.65 market value per share of the Company’s common stock at September 30, 2017. Similarly, the aggregate intrinsic value of the options exercisable was $514 thousand at September 30, 2017. The intrinsic value on options exercised during the nine months ended September 30, 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. The intrinsic value on options exercised in 2016 was $2 thousand based on the $11.35 market value per share of the Company’s common stock at February 8, 2016. At September 30, 2017, the weighted average remaining contract life of options outstanding was 6.4 years.

Note 10 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2016	$(931)	$(62)	$(993)
Other comprehensive income	927	15	942
Reclassification of (gains) recognized	(3)	-	(3)
Balance, September 30, 2017	$(7)	$(47)	$(54)

Balance, December 31, 2015	$(71)	$-	$(71)
Other comprehensive income	1,566	-	1,566
Reclassification of (gains) recognized	(18)	-	(18)
Balances, September 30, 2016	$1,477	$-	$1,477

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

Investment Securities Available for Sale

Fair value measurement for investment securities available for sale is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities, if any, as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. Government agencies securities and mortgage-backed securities issued or guaranteed by U.S. Government sponsored entities as Level 2.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. No assets were transferred from one hierarchy level to another during the first nine months of 2017 or 2016.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Securities available for sale:
U.S. Government agencies	$52,003	$-	$52,003	$-
Mortgage-backed	160,725	-	160,725	-
Equity	662	-	662	-
Total	$213,390	$-	$213,390	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$34,318	$-	$34,318	$-
Mortgage-backed	128,944	-	128,944	-
Equity	640	-	640	-
Total	$163,902	$-	$163,902	$-

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
September 30, 2017
Nonrecurring measurements:

Impaired loans	$6,190	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

Other real estate owned	$1,809	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2016
Nonrecurring measurements:

Impaired loans	$8,935	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

Other real estate owned	$2,477	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Restricted Securities

The restricted security category is comprised of FHLB and Federal Reserve Bank stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market. When the FHLB or Federal Reserve Bank repurchases stock, they repurchase at the stock’s book value. Therefore, the carrying amounts of restricted securities approximate fair value.

Bank Owned Life Insurance

The carrying value of bank owned life insurance approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

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

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$43,916	$43,916	$75,938	$75,938

Level 2 inputs
Investment securities held to maturity	$6,241	$6,451	$6,704	$6,806
Restricted securities	3,069	3,069	1,650	1,650
Bank owned life insurance	107	107	105	105

Level 3 inputs
Loans, net	1,037,952	1,036,002	862,799	867,594

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$326,020	$326,020	$261,575	$261,575
Checking plus interest	227,973	227,973	203,724	203,724
Money market	221,589	221,589	181,871	181,871
Savings	154,180	154,180	90,051	90,051
Club	1,565	1,565	393	393
Certificates of deposit, $100,000 or more	113,618	112,271	120,602	119,914
Other time	161,250	158,320	139,273	135,940
Short-term borrowings	1,469	1,469	3,203	3,203

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

The following table provides information on commitments outstanding at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$220,271	$178,233
Letters of credit	8,335	8,024
Total	$228,606	$186,257

Note 13 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses in Maryland, Delaware and Virginia through its 21  branch network and 2 loan production offices. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

The following table includes selected financial information by business segments for the first nine months of 2017 and 2016.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2017
Interest Income	$34,761	$(1)	$73	$34,833
Interest Expense	(1,674)	-	-	(1,674)
Provision for credit losses	(1,746)	-	-	(1,746)
Noninterest income	6,111	7,300	-	13,411
Noninterest expense	(18,651)	(6,035)	(5,884)	(30,570)
Net intersegment (expense) income	(5,500)	(84)	5,584	-
Income (loss) before taxes	13,301	1,180	(227)	14,254
Income tax (expense) benefit	(5,309)	(472)	91	(5,690)
Net Income (loss)	$7,992	$708	$(136)	$8,564

Total assets, September 30, 2017	$1,359,930	$9,909	$6,289	$1,376,127

2016
Interest Income	$29,957	$-	$190	$30,147
Interest Expense	(1,863)	-	-	(1,863)
Provision for credit losses	(1,430)	-	-	(1,430)
Noninterest income	5,749	6,840	-	12,589
Noninterest expense	(15,874)	(5,205)	(6,842)	(27,921)
Net intersegment (expense) income	(6,027)	(566)	6,593	-
Income (loss) before taxes	10,512	1,069	(59)	11,522
Income tax (expense) benefit	(3,973)	(424)	18	(4,379)
Net Income (loss)	$6,539	$645	$(41)	$7,143

Total assets, September 30, 2016	$1,129,427	$9,647	$18,792	$1,157,866

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank. The Bank operates 21 full service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Talbot County, Caroline County and Dorchester County in Maryland, Kent County, Delaware and Accomack County, Virginia. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial & Trust.

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

OVERVIEW

The Company reported net income of $3.4 million for the third quarter of 2017, or diluted income per common share of $0.27, compared to net income of $2.4 million, or diluted income per common share of $0.19, for the third quarter of 2016. For the second quarter of 2017, the Company reported net income of $2.4 million, or diluted income per common share of $0.19. When comparing the third quarter of 2017 to the third quarter of 2016, the primary reasons for improved net income were increases in net interest income of $2.7 million,  noninterest income of $418 thousand and a reduction in provision for credit losses of $260 thousand, partially offset by an increase in noninterest expenses of $1.5 million. When comparing the third quarter of 2017 to the second quarter of 2017, the higher net income was primarily attributable to increases in net interest income of $1.4 million, noninterest income of $246 thousand, and a reduction in provision for credit losses of $629 thousand, partially offset by an increase in noninterest expenses of $521 thousand. These increases were a direct result of operating the three branches acquired from NWBI for a full quarter. The reduction in provision for credit losses was due to a large charge-off in the second quarter of 2017 which was the result of one borrowing relationship.

For the first nine months of 2017, the Company reported net income of $8.6 million, or diluted income per common share of $0.67, compared to net income of $7.1 million, or diluted income per common share of $0.56, for the first nine months of 2016. Earnings improved due to increases in net interest income of $4.9 million and noninterest income of $822 thousand, partially offset by increases in provision for credit losses of $316 thousand and noninterest expenses of $2.6 million, of which $977 thousand related to acquisition costs from the branch purchase.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.4 million for the third quarter of 2017 and $9.7 million for the third quarter of 2016. Tax-equivalent net interest income was $11.0 million for the second quarter of 2017. The increase in net interest income for the third quarter of 2017 when compared to the third quarter of 2016 was primarily due to an increase in interest income of $2.7 million, or 26.1%, partially offset by an increase in interest expense of $33 thousand, or 6.1%. The increase in net interest income compared to the second quarter of 2017 was primarily due to an increase in interest income of $1.5 million, or 12.9%, partially offset by an increase in interest expense of $62 thousand, or 11.3%. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin increased in the third quarter of 2017 to 3.79% when compared to both the third quarter of 2016 and the second quarter of 2017 of 3.54% and 3.73%, respectively.

Interest Income

On a tax-equivalent basis, interest income increased $2.7 million, or 26.1%, for the third quarter of 2017 when compared to the third quarter of 2016. The increase was primarily due to a $2.4 million, or 24.9%, increase in interest income and fees on loans. This increase was due to a $197.6 million, or 23.6% increase in the average balance of loans which primarily resulted from the purchase of $122.9 million in loans from NWBI in the second quarter of 2017 and organic loan growth of $70.2 million. The average yield on loans increased 4 bps, which increased from 4.50% to 4.54%, primarily due to the higher yielding loan portfolio acquired from NWBI relative to the Bank’s legacy portfolio. In addition, interest and dividends on taxable investment securities increased $280 thousand, or 37.1%, during the third quarter of 2017 compared to the same period last year, primarily the result of a $28.4 million, or 14.9% increase in the average balance of taxable investment securities which was partially funded by the excess cash received from the branch purchase.

On a tax-equivalent basis, interest income increased $1.5 million, or 12.9%, for the third quarter of 2017 when compared to the second quarter of 2017. The increase was primarily due to a $1.3 million, or 12.7%, increase in interest income and fees on loans. This increase was due to a $81.5 million, or 8.6% increase in the average balance of loans due to the full quarter impact of the loans acquired from NWBI. The average yield on loans increased 12 bps, which increased from 4.42% to 4.54%. In addition, interest and dividends on taxable investment securities increased $97 thousand, or 104%, during the third quarter of 2017 compared to the linked quarter, primarily the result of a $20.5 million, or 10.4% increase in the average balance of taxable investment securities.

Interest Expense

Interest expense increased $33 thousand, or 5.7%, when comparing the third quarter of 2017 to the third quarter of 2016.  The increase in interest expense was due to an increase in the average balance of total interest-bearing deposits of $150.5 million, or 20.3%, primarily the result of the acquisition of interest-bearing deposits from NWBI amounting to $177.9 million in the second quarter of 2017, which had a balance of $186.0 million at September 30, 2017. Despite the significant increase in average interest-bearing deposits, the rates paid on these deposits declined 4 bps. The average balance on noninterest-bearing deposits increased $75.4 million, or 30.8%, and the average balance on short-term borrowings decreased $4.8 million, or 67.9%, all of which resulted in a lower cost of funding for the third quarter of 2017 when compared to the third quarter of 2016.

Interest expense increased $62 thousand, or 11.3%, when comparing the third quarter of 2017 to the second quarter of 2017.  The increase in interest expense was due to an increase in the average balance of total interest-bearing deposits of $98.4 million, or 12.4%, primarily the result of a full quarter impact of the deposits acquired from NWBI, while the average rate paid on interest-bearing deposits remained unchanged. Interest expense on short-term borrowings declined $7 thousand, or 63.6% which contributed to a 1bp decline in the overall cost of funds when comparing the third quarter 2017 to the second quarter 2017.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2017 and 2016.

	For Three Months Ended			For Three Months Ended
	September 30, 2017			September 30, 2016
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,034,553	$11,830	4.54%	$836,955	$9,469	4.50%
Investment securities:
Taxable	218,675	1,035	1.89	190,265	754	1.59
Tax-exempt	-	-	-	210	3	5.30
Federal funds sold	-	-	-	511	1	0.37
Interest-bearing deposits	42,204	131	1.23	64,164	81	0.50
Total earning assets	1,295,432	12,996	3.98%	1,092,105	10,308	3.75%
Cash and due from banks	16,232			15,678
Other assets	75,611			52,836
Allowance for credit losses	(9,300)			(8,310)
Total assets	$1,377,975			$1,152,309

Interest-bearing liabilities
Demand deposits	$224,180	132	0.23%	$199,116	58	0.12%
Money market and savings deposits	378,711	113	0.12	268,183	86	0.13
Certificates of deposit $100,000 or more	123,538	154	0.50	125,265	192	0.61
Other time deposits	164,459	208	0.50	147,780	238	0.64
Interest-bearing deposits	890,888	607	0.27	740,344	574	0.31
Short-term borrowings	2,274	4	0.62	7,075	4	0.25
Total interest-bearing liabilities	893,162	611	0.27%	747,419	578	0.31%
Noninterest-bearing deposits	320,006			244,596
Other liabilities	5,256			6,309
Stockholders' equity	159,551			153,985
Total liabilities and stockholders' equity	$1,377,975			$1,152,309

Net interest spread		$12,385	3.71%		$9,730	3.44%
Net interest margin			3.79%			3.54%

Tax-equivalent adjustment
Loans		$59			$72
Investment securities		-			1
Total		$59			$73

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 35.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $4.9 million, or 17.3%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The increase in net interest income was primarily due to an increase in interest income of $4.7 million, or 15.6% and a decrease in interest expense of $189 thousand, or 10.1%. These positive variances, resulted in an improved net interest margin of 3.75% for the nine months ended September 30, 2017 compared to 3.54% for the nine months ended September 30, 2016.

Interest Income

On a tax-equivalent basis, interest income increased $4.7 million, or 15.6%, for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The increase was primarily due to a $4.3 million, or 15.7%, increase in interest income and fees on loans. This increase was due to a $144.9 million, or 17.9% increase in the average balance of loans resulting from the purchase of $122.9 million in loans from NWBI in the second quarter of 2017 and organic loan growth of $59.2 million. The average yield on loans declined 8 bps, which decreased from 4.54% to 4.46%. In addition, interest and dividends on taxable investment securities increased $350 thousand, or 14.3%, during the first nine months of 2017 compared to the same period last year, primarily the result of higher average yields on taxable investment securities of 27bps.

Interest Expense

Interest expense decreased $189 thousand, or 10.1%, when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016. The decrease in interest expense was due to decreases in the average rate paid on interest-bearing deposits of 6bps and the average balance in short-term borrowings of $2.4 million, or 37.3%. The average balance of total interest-bearing deposits increased $68.7 million, or 9.3% when comparing the first nine months of 2017 to the first nine months of 2016, primarily the result of the acquisition of deposits from NWBI of $212.5 million in the second quarter of 2017.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2017 and 2016.

	For Nine Months Ended			For Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$956,694	$31,941	4.46%	$811,747	$27,608	4.54%
Investment securities:
Taxable	198,383	2,799	1.88	203,016	2,448	1.61
Tax-exempt	116	5	5.41	210	8	5.30
Federal funds sold	-	-	-	2,347	6	0.34
Interest-bearing deposits	34,506	269	1.04	55,837	211	0.50
Total earning assets	1,189,699	35,014	3.93%	1,073,157	30,281	3.77%
Cash and due from banks	14,988			15,554
Other assets	61,537			54,850
Allowance for credit losses	(9,072)			(8,459)
Total assets	$1,257,152			$1,135,102

Interest-bearing liabilities
Demand deposits	$206,033	279	0.18%	$192,803	173	0.12%
Money market and savings deposits	325,660	300	0.12	262,818	258	0.13
Certificates of deposit $100,000 or more	121,508	467	0.51	129,060	647	0.67
Other time deposits	151,179	610	0.54	151,032	774	0.68
Interest-bearing deposits	804,380	1,656	0.28	735,713	1,852	0.34
Short-term borrowings	3,997	18	0.59	6,372	11	0.24
Total interest-bearing liabilities	808,377	1,674	0.28%	742,085	1,863	0.34%
Noninterest-bearing deposits	285,324			235,448
Other liabilities	5,109			6,131
Stockholders' equity	158,342			151,438
Total liabilities and stockholders' equity	$1,257,152			$1,135,102

Net interest spread		$33,340	3.65%		$28,418	3.43%
Net interest margin			3.75%			3.54%

Tax-equivalent adjustment
Loans		$179			$132
Investment securities		2			2
Total		$181			$134

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 35.0%, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

Noninterest Income

Total noninterest income for the third quarter of 2017 increased $418 thousand, or 10.4%, when compared to the third quarter of 2016. The increase from the third quarter of 2016 was due to higher service charges and fees on deposit accounts, higher trust and investment income, higher insurance agency commissions and a positive result on an insurance agency investment recorded in other income, partially offset by higher recognized gains on investment securities in the third quarter of 2016. Noninterest income increased $246 thousand, or 5.9% when compared to the second quarter of 2017 mainly due to service charges on deposit accounts for a full quarter on the deposits acquired in the branch purchase, higher insurance agency commissions and an increase on an insurance agency investment included in other noninterest income.

Total noninterest income for the nine months ended September 30, 2017 increased $822 thousand, or 6.5%, when compared to the same period in 2016. The increase was primarily due to increases in insurance agency commissions of $185 thousand and other noninterest income of $538 thousand which included higher fees on bank services of $241 thousand and positive earnings from an insurance investment of $274 thousand.

Noninterest Expense

Total noninterest expense for the third quarter of 2017 increased $1.5 million, or 16.3%, when compared to the third quarter of 2016. The increase in noninterest expenses for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to operating three additional branches, acquisition costs and increases in employee benefits due to the higher insurance premiums paid for group insurance and higher salaries and wages due to pay increases implemented in the first quarter of 2017. Total noninterest expenses increased $521 thousand, or 5.1%, when compared to the second quarter of 2017. The increase was primarily due to a full quarter of operating three additional branches acquired in the second quarter of 2017. The branch purchase resulted in increases in salary and wages, employee benefits, and FDIC insurance premium expense, which were partially offset by lower legal and professional fees which were elevated in the second quarter due to the acquisition.

Total noninterest expense for the nine months ended September 30, 2017 increased $2.6 million, or 9.5%, when compared to the same period in 2016. The increase was primarily due to the branch purchase in the second quarter of 2017 which resulted in acquisition costs of $977 thousand and the cost of operating those branches for four months. In addition, higher salaries/wages and employee benefits resulted in increased non-interest expenses which were partially offset by a decrease in FDIC insurance premiums.

Provision for Credit Losses

The provision for credit losses was $345 thousand for the third quarter of 2017, $605 thousand for the third quarter of 2016 and $974 thousand for the second quarter of 2017. The lower level of provision for credit losses when comparing the third quarter of 2017 to both the third quarter of 2016 and the second quarter of 2017 was driven by lower charge-offs and improved credit quality. The provision for credit losses for the nine months ended September 30, 2017 and 2016 was $1.7 million and $1.4 million, respectively, while net charge-offs were $1.2 million and $1.1 million, respectively. The increase in provision for credit losses primarily occurred in the second quarter of 2017 due to the partial charge-off of a negotiated restructured commercial loan. The ratio of annualized net charge-offs to average loans was 0.16% for the first nine months of September 30, 2017 and 0.19% for the same period in 2016.

Income Taxes

For the third quarter of 2017 and 2016, the Company reported income tax expense of $2.3 million and $1.4 million, respectively, while the effective tax rate was 40.0% and 37.3%, respectively. The increase in tax rates for the third quarter of 2017 when compared to the same period in 2016 was due to higher pretax income. Income taxes for the nine months ended September 30, 2017 increased $1.3 million, or 29.9%, when compared to the same period in 2016. The increase was primarily due higher taxable income of $2.7 million which increased tax rates from 38.0% in the prior period to 39.9% for the 2017 period.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.0 billion at September 30, 2017 and $871.5 million at December 31, 2016, an increase of $175.5 million, or 20.2%. The significant increase was primarily due to loans acquired from NWBI of $122.9 million, which had a balance of $116.5 million at September 30, 2017. Excluding the loans acquired from NWBI, total loans increased $58.8 million, or 6.7%. The most significant categories which increased organically were construction of $18.8 million, residential real estate of $18.6 million and commercial of $18.6 million. Loans included deferred costs, net of deferred fees, of $632 thousand and discounts on acquired loans of $2.0 million at September 30, 2017. Loans included deferred costs, net of deferred fees, of $509 thousand at December 31, 2016. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is defined as a combination of construction and commercial real estate loans. Construction loans were $106.6 million, or 10.2% of total loans, at September 30, 2017, higher than the $84.0 million, or 9.6% of total loans at December 31, 2016. Commercial real estate loans were $454.6 million, or 43.4% of total loans, at September 30, 2017, compared to $382.7 million, or 43.9% of total loans at December 31, 2016.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent

100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2017, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented  269.9% of total risk based capital. At such time, construction, land and land development loans represented 79.4% of total risk based capital.

The commercial real estate portfolio has increased 95.3% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

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

Net charge-offs were $182 thousand for the third quarter of 2017 and $349 thousand for the third quarter of 2016. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.89% as of September 30, 2017 and 1.00% for both December 31, 2016 and September 30, 2016. The decrease in such ratio at September 30, 2017 was due to the performing loans acquired in the NWBI transaction with no associated allowance since they were recorded at fair value. The allowance for credit losses as a percentage of period-end loans, excluding the acquired loans from NWBI was 1.00% at September 30, 2017. Management believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2017.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2017 and 2016.

	At or for Three Months		At or for Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance balance - beginning of period	$9,132	$8,358	$8,726	$8,316
Charge-offs:
Construction	-	(9)	(54)	(263)
Residential real estate	(70)	(407)	(393)	(525)
Commercial real estate	(100)	-	(100)	(503)
Commercial	(99)	(139)	(870)	(264)
Consumer	(18)	(13)	(33)	(23)
Total	(287)	(568)	(1,450)	(1,578)

Recoveries:
Construction	11	8	27	24
Residential real estate	11	121	32	188
Commercial real estate	8	10	27	20
Commercial	67	79	167	201
Consumer	8	1	20	13
Totals	105	219	273	446
Net charge-offs	(182)	(349)	(1,177)	(1,132)
Provision for credit losses	345	605	1,746	1,430
Allowance balance - end of period	$9,295	$8,614	$9,295	$8,614

Average loans outstanding during the period	$1,034,553	$836,955	$956,694	$811,747
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.07%	0.17%	0.16%	0.19%
Allowance for credit losses at period end as a
percentage of total period end loans	0.89%	1.00%	0.89%	1.00%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $3.4 million to $8.1 million at September 30, 2017 from $11.5 million at December 31, 2016, primarily due to decreases in nonaccrual loans of $2.7 million and other real estate owned of $668 thousand. Accruing TDRs increased $493 thousand to $13.5 million at September 30, 2017 from $13.0 million at December 31, 2016. This increase was primarily due to a significant nonaccrual TDR being upgraded to an accruing TDR during the third quarter of 2017. The ratio of nonaccrual loans to total loans decreased to 0.60% at September 30, 2017 from 1.03% at December 31, 2016 which was primarily due to the acquired performing loans from NWBI. Excluding the acquired loans from NWBI the ratio of nonaccrual loans to total loans decreased to 0.68% at September 30, 2017.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonperforming assets
Nonaccrual loans
Construction	$2,953	$3,818
Residential real estate	2,565	3,903
Commercial real estate	430	1,152
Commercial	341	-
Consumer	-	99
Total nonaccrual loans	6,289	8,972
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	5	-
Commercial real estate	-	-
Commercial	-	10
Consumer	-	10
Total loans 90 days or more past due and still accruing	5	20
Other real estate owned	1,809	2,477
Total nonperforming assets	$8,103	$11,469

Accruing TDRs
Construction	$4,033	$4,189
Residential real estate	4,625	3,875
Commercial real estate	4,835	4,936
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$13,493	$13,000

Total nonperforming assets and accruing TDRs	$21,596	$24,469

As a percent of total loans:
Nonaccrual loans	0.60%	1.03%
Accruing TDRs	1.29%	1.49%
Nonaccrual loans and accruing TDRs	1.89%	2.52%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.77%	1.31%
Nonperforming assets and accruing TDRs	2.06%	2.80%

As a percent of total assets:
Nonaccrual loans	0.46%	0.77%
Nonperforming assets	0.59%	0.99%
Accruing TDRs	0.98%	1.12%
Nonperforming assets and accruing TDRs	1.57%	2.11%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2017 and December 31, 2016, 97% of the portfolio was classified as available for sale and 3% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 3 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $219.6 million at September 30, 2017, a $49.0 million, or 28.7%, increase since December 31, 2016. The increase was due to utilizing the net cash received from the NWBI branch acquisition to purchase available-for-sale securities. At the end of September 2017, 75.3% of the securities available for sale were mortgage-backed and 24.4% were U.S. Government agencies, compared to 78.7%, and 20.9%, respectively, at year-end 2016. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2017 were $1.2 billion, a $208.7 million, or 20.9%, increase when compared to the level at December 31, 2016. The increase was primarily the result of the acquisition of three branches from NWBI which contributed $212.5 million in total deposits, which had a balance of $199.9 million at September 30, 2017. Excluding the deposits acquired from the branch purchase, the Company experienced increases in noninterest-bearing deposits of $50.6 million and interest-bearing checking deposits of $21.7 million, partially offset by declines in money market and savings deposits of $22.6 million and time deposits of $40.8 million.

Short-Term Borrowings

Short-term borrowings at September 30, 2017 and December 31, 2016 were $1.5 million and $3.2 million, respectively. The decrease in short-term borrowings was the result of utilizing cash received in the branch acquisition to reduce these borrowings which tend to have higher rates than core deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2017 and December 31, 2016, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $32.0 million for the first nine months of 2017 compared to an increase in cash of $1.3 million for the first nine months of 2016. The decrease in cash and cash equivalents in 2017 was mainly due to receiving excess cash from the NWBI branch transaction which was used to purchase available-for-sale securities and paydown short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at September 30, 2017 and December 31, 2016. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $222.0 million and $205.1 million at September 30, 2017 and December 31, 2016, respectively. These lines of credit are paid for monthly on a fee basis of 0.425%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $8.3 million to $162.6 million at September 30, 2017 when compared to December 31, 2016 primarily due to current year’s earnings.

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer became effective as of January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2017, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc. and Shore United Bank as of September 30, 2017 and December 31, 2016.

During the first quarter of 2017, Shore Bancshares, Inc. contributed $10.5 million in capital to its bank subsidiary, Shore United Bank, in preparation for the branch acquisition in the second quarter of 2017. Of the $10.5 million contributed, $10.2 million consisted of mortgage-backed securities and $300 thousand consisted of cash.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2017	ratio	ratio	capital ratio	capital ratio
Company	9.72%	12.13%	12.13%	13.02%
Shore United Bank	9.31%	11.60%	11.60%	12.50%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2016	ratio	ratio	capital ratio	capital ratio
Company	12.31%	15.78%	15.78%	16.79%
Shore United Bank	10.88%	13.84%	13.84%	14.86%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2017 was carried out under the supervision and with the participation of management, including the CEO and the PAO. Based on that evaluation, the Company’s management, including the CEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2017.

There was no change in our internal control over financial reporting during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 9, 2017	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Edward C. Allen
Edward C. Allen
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1

Amended and Restated Employment Agreement, dated October 31, 2017, between Shore Bancshares, Inc. and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2017)

10.2	Employment Agreement, dated October 31, 2017, between Shore Bancshares, Inc. and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2017)

10.3	Employment Agreement, dated October 31, 2017, between Shore United Bank and Patrick M. Bilbrough (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 1, 2017)

10.4	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 1, 2017)

10.5

Change in Control Agreement, dated October 31, 2017, between The Avon-Dixon Agency, LLC and Richard C. Trippe (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 1, 2017)

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