Form 10-K
period 2017-12-31
SHORE BANCSHARES INC
filed 2018-03-16
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 203,644,667.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 12,735,918 as of February 28, 2018.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2018 Annual Meeting of Stockholders.

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

PART I

Item 1.   Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company, through its subsidiaries, provides commercial banking products and services, including trust, wealth management and financial planning services, and insurance products and services. The Company and its affiliated subsidiaries are Affirmative Action/Equal Opportunity Employers. Financial information related to our operations in these segments for each of the three years ended December 31, 2017 is provided in Note 27 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

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

On May 19, 2017, the Bank purchased three branches from Northwest Bank (“NWBI”) located in Arbutus, Elkridge, and Owings Mills, Maryland. Pursuant to the transaction, the Bank acquired $122.9 million in loans and $212.5 million in deposits, as well as the branch premises and equipment. In connection with its purchase of the branches from NWBI, the Bank received a cash payment from NWBI of $64.0 million, which was net of a premium paid on deposits of $17.2 million. Total acquisition costs totaled $18.2 million. This acquisition provides the Bank with the opportunity to enhance its footprint in Maryland by extending its branch network across the Eastern Shore to the greater Baltimore area communities of Elkridge, Owings Mills and Arbutus.

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

Banking Products and Services

Shore United Bank is a Maryland chartered commercial bank with trust powers that can trace its origin to 1876. The Bank currently operates 21 full service branches, 23 ATMs, 2 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Employees

At February 28, 2018, we employed 346 persons, of which 330 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The following tables set forth deposit data for FDIC-insured institutions in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland and in Kent County, Delaware as of June 30, 2017, the most recent date for which comparative information is available.

		% of
Baltimore County, Maryland	Deposits	Total
	(in thousands)
Bank of America, NA	$3,982,623	22.77%
M&T	3,499,658	20.01
Wells Fargo Bank, NA	2,081,985	11.91
PNC Bank, NA	1,848,076	10.57
Branch Banking and Trust	1,461,923	8.36
SunTrust Bank	778,204	4.45
Rosedale Federal Savings and Loan Association	481,515	2.75
CFG Community Bank	468,121	2.68
First National Bank of Pennsylvania	465,353	2.66
First Mariner Bank	317,823	1.82
Bay Bank, FSB	296,895	1.70
Hamilton Bank	219,354	1.25
Farmers and Merchants Bank	198,859	1.14
Eastern Savings Bank, FSB	188,522	1.08
The Columbia Bank	154,455	0.88
Midstate Community Bank	140,579	0.80
Chesapeake Bank of Maryland	128,745	0.74
Howard Bank	122,737	0.70
Peoples Bank	107,146	0.61
Revere Bank	94,867	0.54
Bay-Vanguard Federal Savings Bank	89,367	0.51
Old Line Bank	59,622	0.34
TD Bank, NA	58,867	0.34
Madison Bank of Maryland	50,291	0.29
Maryland Financial Bank	47,757	0.27
Shore United Bank	35,764	0.20
The Harbor Bank of Maryland	32,491	0.19
Essex Bank	29,294	0.17
Saint Casimir's Savings Bank	24,933	0.14
Capital One, NA	14,977	0.09
Woodforest National Bank	5,563	0.03
Beal Bank, SSB	1,334	0.01
Total	$17,487,700	100.00%

Source: FDIC DataBook

		% of
Baltimore City, Maryland	Deposits	Total
	(in thousands)
Bank of America, NA	$10,851,306	40.76%
M&T	7,776,943	29.21
Wells Fargo Bank, NA	3,018,498	11.34
PNC Bank, NA	2,606,351	9.79
Branch Banking and Trust	536,174	2.01
SunTrust Bank	432,514	1.63
First Mariner Bank	214,896	0.81
The Harbor Bank of Maryland	176,090	0.66
Shore United Bank	138,427	0.52
Howard Bank	116,807	0.44
The Columbia Bank	115,260	0.43
Hamilton Bank	100,697	0.38
Capital One, NA	80,857	0.30
Bay Bank, FSB	79,025	0.30
Arundel Federal Savings Bank	78,264	0.29
Kopernik Bank	65,429	0.25
First National Bank of Pennsylvania	46,523	0.18
Saint Casimir's Savings Bank	42,529	0.16
Homewood Federal Savings Bank	40,797	0.15
Peoples Bank	28,295	0.11
Bay-Vanguard Federal Savings Bank	24,755	0.09
TD Bank, NA	22,468	0.08
Colombo Bank	18,694	0.07
CFG Community Bank	10,164	0.04
Atlantic Trust Company, NA	-	-
Stifel Trust Company, NA	-	-
Wilmington Trust, NA	-	-
Total	$26,621,763	100.00%

Source: FDIC DataBook

		% of
Caroline County, Maryland	Deposits	Total
	(in thousands)
Provident State Bank, Inc	$193,319	45.78%
PNC Bank, NA	98,198	23.25
Shore United Bank	66,605	15.77
M&T	30,038	7.11
Branch Banking & Trust	26,613	6.30
The Queenstown Bank of MD	7,546	1.79
Total	$422,319	100.00%

Source: FDIC DataBook

		% of
Dorchester County, Maryland	Deposits	Total
	(in thousands)
1880 Bank	$167,613	31.04%
Hebron Savings Bank	128,860	23.86
Provident State Bank, Inc	73,899	13.68
Branch Banking & Trust	67,922	12.58
Bank of America, NA	38,702	7.17
M&T	37,106	6.87
Shore United Bank	25,938	4.80
Total	$540,040	100.00%

Source: FDIC DataBook

		% of
Howard County, Maryland	Deposits	Total
	(in thousands)
Bank of America, NA	$1,633,997	23.20%
M&T	839,347	11.91
PNC Bank, NA	815,142	11.57
The Columbia Bank	640,941	9.10
Wells Fargo Bank, NA	574,558	8.15
Capital One, NA	542,944	7.70
Howard Bank	433,152	6.15
Sandy Spring Bank	375,896	5.33
Branch Banking and Trust Company	360,069	5.11
SunTrust Bank	318,112	4.51
Revere Bank	123,599	1.75
Bay Bank, FSB	93,335	1.32
First Mariner Bank	70,659	1.00
First National Bank of Pennsylvania	52,943	0.75
Woori America Bank	48,488	0.69
Hamilton Bank	45,815	0.65
Eastern Savings Bank, FSB	45,070	0.64
Shore United Bank	32,589	0.46
Capital Bank, NA	595	0.01
BOKF, NA	-	-
Total	$7,047,251	100.00%

Source: FDIC DataBook

		% of
Kent County, Maryland	Deposits	Total
	(in thousands)
The Peoples Bank	$194,151	32.47%
PNC Bank, NA	191,043	31.95
Branch Banking & Trust	89,351	14.95
Chesapeake Bank & Trust Co.	76,145	12.74
Shore United Bank	47,166	7.89
Total	$597,856	100.00%

Source: FDIC DataBook

		% of
Queen Anne's County, Maryland	Deposits	Total
	(in thousands)
The Queenstown Bank of MD	$377,084	37.43%
Shore United Bank	258,324	25.64
Bank of America, NA	102,082	10.13
PNC Bank, NA	92,387	9.17
M&T	66,839	6.63
First National Bank of Pennsylvania	47,201	4.69
Branch Banking & Trust	33,341	3.31
SunTrust Bank	15,806	1.57
The Peoples Bank	14,420	1.43
Total	$1,007,484	100.00%

Source: FDIC DataBook

		% of
Talbot County, Maryland	Deposits	Total
	(in thousands)
Shore United Bank	$500,744	40.07%
Bank of America, NA	188,776	15.11
PNC Bank, NA	164,299	13.15
1880 Bank	102,643	8.22
Branch Banking & Trust	76,215	6.10
SunTrust Bank	66,965	5.36
M&T	56,662	4.54
Provident State Bank, Inc	48,799	3.91
The Queenstown Bank of Maryland	43,003	3.44
The Peoples Bank	1,198	0.10
Total	$1,249,304	100.00%

Source: FDIC DataBook

		% of
Kent County, Delaware	Deposits	Total
	(in thousands)
M&T	$532,133	27.31%
PNC Bank, NA	405,451	20.80
Wilmington Savings Fund Society, FSB	325,917	16.72
Citizens Bank, NA	211,634	10.86
Wells Fargo Bank, NA	167,117	8.57
Shore United Bank	93,454	4.80
TD Bank, NA	86,299	4.43
Artisans' Bank	53,245	2.73
County Bank	40,239	2.06
MidCoast Community Bank	24,417	1.25
FSNB, NA	9,235	0.47
Total	$1,949,141	100.00%

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

In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, and reform and simplification of certain Volcker Rule requirements.

In conjunction with the executive order, President Trump also issued a memorandum to the Department of Labor (“DOL”) on the fiduciary rule, delaying the rule’s effectiveness and requiring further analysis. DOL must postpone the application of the rule for 180 days beyond its originally scheduled effective date of April 10, 2017, and must prepare an economic and legal analysis of the likely impact of the rule. If this analysis concludes that the rule will harm investors, disrupt the retirement services industry, increase litigation (and therefore the price of retirement services), be undermined as the result of certain exemptions, or violate any statute (including the Administrative Procedure Act) or that the rule is inconsistent with Administration policy, then DOL must propose rescission of or revisions to the rule. On November 17, 2017, the DOL announced a further transition period (ending in mid-2019) for key provisions of the fiduciary rule in order to allow the DOL to continue its analysis in response to the executive order and memorandum.

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

As of December 31, 2017, the Bank was categorized as “well capitalized.” For more information regarding the capital condition of the Company, see Note 18 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to us. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The Bank expensed a total of $599 thousand in FDIC insurance premiums during 2017. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2017, the FICO assessment was equal to 0.120 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

The Tax Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. U.S. generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. As a result, the value of our deferred tax assets as of December 31, 2017 was reduced by approximately $582 thousand.

•	FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion.

•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals.

•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.

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

Our business activities and earnings are affected by general business conditions in the United States and in the local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  Several years ago, the national economy experienced an extended recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Although the housing sector has improved, real estate prices have rebounded and consumer confidence has shown improvement, historical trends indicate that a recession occurs every 8-10 years which could result in another economic downturn in the near future.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.

Because most of our loans are made to customers who reside on the Eastern Shore of Maryland and in Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. The Company has made strides to make our loan portfolio more diverse by expanding its footprint closer to the metropolitan area of Baltimore which during the last recession rebounded at a much faster pace than the more rural areas of Maryland. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total commercial real estate loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2017, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 285.1% of total risk based capital. Construction, land and land development loans represent 91.9% of total risk based capital. The commercial real estate portfolio has increased 78.9% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2017, our interest rate sensitivity simulation model projected that net interest income would increase by 1.8% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage interest rate risk.

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

As of December 31, 2017, we had classified 97% of our investment securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining investment securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2017, we had recorded goodwill of $28.2 million and other intangible assets of $4.7 million, representing approximately 17.2% and 2.9% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2017, our deferred tax assets were approximately $4.9 million. There was no valuation allowance for deferred taxes recorded at December 31, 2017 as management believes it is more likely than not that all of the deferred taxes will be realized because they were supported by positive evidence such as the expected generation of a sufficient level of future taxable income from operations and tax planning strategies.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition. See Notes 1 and 16 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for further information.

Any changes in the Federal or State tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. On December 22, 2017, President Donald Trump signed into law "The Tax Act, which among other items reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018. As a result, at December 31, 2017 the Company had to revalue its deferred tax assets which resulted in a write-down of approximately $582 thousand which subsequently increased income tax expense by the same amount. Although this one-time adjustment negatively affected our 2017 earnings, the future impact of a lower federal tax rate in future years will have a positive impact on net income.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with U.S. GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

The FRB and the Commissioner periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the FRB or the Commissioner were to determine that our financial condition, capital resource, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

Our offices are listed in the tables below. The address of the Company’s main office is 28969 Information Lane in Easton, Maryland. The Company owns the real property at this location, which also houses the Executive, Operations, Information Technology, Human Resources, Audit and Finance departments of the Company and its subsidiaries.

Shore United Bank
Branches
Main Office 18 East Dover Street Easton, Maryland 21601	Elliott Road Branch 8275 Elliott Road Easton, Maryland 21601	Tred Avon Square Branch 212 Marlboro Road Easton, Maryland 21601

St. Michaels Branch 1013 South Talbot Street St. Michaels, Maryland 21663	Sunburst Branch 424 Dorchester Avenue Cambridge, Maryland 21613	Centreville Branch 109 North Commerce Street Centreville, Maryland 21617

Route 213 South Branch 2609 Centreville Road Centreville, Maryland 21617	Chester Branch 300 Castle Marina Road Chester, Maryland 21619	Denton Branch 850 South 5 th Avenue Denton, Maryland 21629

Grasonville Branch 202 Pullman Crossing Grasonville, Maryland 21638	Stevensville Branch 408 Thompson Creek Road Stevensville, Maryland 21666	Tuckahoe Branch 22151 WES Street Ridgely, Maryland 21660

Washington Square Branch 899 Washington Avenue Chestertown, Maryland 21620	Felton Branch 120 West Main Street Felton, Delaware 19943	Milford Branch 698-A North Dupont Boulevard Milford, Delaware 19963

Camden Branch 4580 South DuPont Highway Camden, Delaware 19934	Dover Branch 800 S. Governors Avenue Dover, Delaware 19904	Arbutus Branch 1101 Maiden Choice Lane Baltimore, MD 21229

Elkridge Branch 6050 Marshalee Drive Elkridge, MD 21075	Owings Mills Branch 9612 Reisterstown Road Owings Mills, MD 21117	Onley Branch 25306 Lankford Highway Onley, VA 23418
ATMs
Memorial Hospital at Easton 219 South Washington Street Easton, Maryland 21601	Talbottown 218 North Washington Street Easton, Maryland 21601

Offices
Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown 651 North Broad Street Suite 201 Middletown, Delaware 19709	Loan Production Office – Ocean City 9748 Stephen Decatur Highway Unit 104 Ocean City, Maryland 21842

The Avon-Dixon Agency, LL C
Headquarters 28640 Marys Court, Suite 100 Easton, Maryland 21601	Benefits Office 28640 Marys Court, Suite 100 Easton, Maryland 21601	Centreville Office 2977 4H Park Road, Suite 204 Centreville, Maryland 21617

Elliott-Wilson Insurance 28640 Marys Court, Suite 100 Easton, Maryland 21601	Jack Martin & Associates 135 Old Solomon’s Island Road Annapolis, Maryland 21401

Mubell Finance, LLC

Headquarters 28640 Marys Court, Suite 100 Easton, Maryland 21601

The Bank owns the real property on which all of its Maryland offices are located, except that it operates under leases at its St. Michaels branch and the office of Wye Financial and Trust in Easton. The Bank leases the real property on which all of its Delaware offices are located, except that it owns the real property on which the Camden and Dover Branches are located. The Bank operates under a lease at its Onley branch in Virginia. The Insurance Subsidiaries do not own any real property, but operate under leases. For information about rent expense for all leased premises, see Note 5 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 28, 2017, the Company had approximately 1,620 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2017 and 2016 are set forth in the table below.

	2017			2016
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$17.92	$14.64	$0.05	$12.10	$10.61	$0.03
Second Quarter	17.53	15.17	0.05	12.45	10.84	0.03
Third Quarter	17.34	15.97	0.05	11.95	10.84	0.03
Fourth Quarter	18.49	15.74	0.07	16.54	11.59	0.05
			$0.22			$0.14

On February 28, 2017, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $17.02 per share.

Shareholders received quarterly cash common stock dividends totaling $2.8 million in 2017 and $1.8 million in 2016. Dividends have increased from 2016 due to the Company’s improved operating results. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Bank to declare dividends to the Company. For more information regarding these dividend limitations, see “Risk Factors - Our ability to pay dividends is limited by law and contract”.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com ..

www.broadridge.com

The performance graph below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the NASDAQ Composite Index (reflecting overall stock market performance), the NASDAQ Bank Index (reflecting changes in banking industry stocks), the SNL Small Cap Bank Index and the SNL U.S. Bank Nasdaq Index (reflecting changes in stocks of banking institutions of a size similar to the Company) assuming in each case an initial $100 investment on December 31, 2012 and reinvestment of dividends as of the end of each of the Company’s fiscal years between December 31, 2012 and December 31, 2017. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Shore Bancshares, Inc.	100.00	171.06	173.31	202.67	287.36	320.10
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58
SNL Small Cap Bank	100.00	139.47	147.01	161.00	228.27	239.41

EQUITY COMPENSATION PLAN INFORMATION

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Item 6.	Selected Financial Data.

The following table sets forth certain selected financial data for each of the five years ended December 31, 2017, and is qualified in its entirety by the detailed statistical and other information contained in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of Part II of this annual report and the financial statements and notes thereto appearing in Item 8 of Part II of this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS:
Interest income	$47,801	$40,652	$38,871	$38,289	$41,351
Interest expense	2,273	2,403	3,346	4,247	6,475
Net interest income	45,528	38,249	35,525	34,042	34,876
Provision for credit losses	2,291	1,848	2,075	3,350	27,784
Net interest income after provision for credit losses	43,237	36,401	33,450	30,692	7,092
Noninterest income	17,750	16,645	15,416	16,781	17,459
Noninterest expense	41,202	37,147	37,350	39,361	40,686
Income (loss) before income taxes	19,785	15,899	11,516	8,112	(16,135)
Income tax expense (benefit)	8,523	6,261	4,408	3,061	(6,501)
Net income (loss)	$11,262	$9,638	$7,108	$5,051	$(9,634)

PER COMMON SHARE DATA:
Net income (loss) - basic	$0.89	$0.76	$0.56	$0.46	$(1.14)
Net income (loss) - diluted	0.89	0.76	0.56	0.46	(1.14)
Dividends paid	0.22	0.14	0.04	-	-
Book value (at year end)	12.90	12.18	11.64	11.13	12.19
Tangible book value (at year end)[1]	10.31	11.16	10.59	10.08	10.31

FINANCIAL CONDITION (at year end):
Loans	$1,093,514	$871,525	$795,114	$710,746	$711,919
Assets	1,393,860	1,160,271	1,135,143	1,100,402	1,054,124
Deposits	1,202,781	997,489	975,464	949,004	933,468
Stockholders' equity	163,736	154,299	146,967	140,469	103,299

PERFORMANCE RATIOS (for the year):
Return on average total assets	0.87%	0.84%	0.64%	0.47%	(0.89)%
Return on average stockholders' equity	7.05	6.32	4.93	4.04	(8.64)
Net interest margin	3.76	3.56	3.43	3.43	3.48
Efficiency ratio[2]	65.11	67.67	73.32	77.45	77.59
Dividend payout ratio	24.72	18.42	7.14	-	-
Average stockholders' equity to average total assets	12.40	13.36	13.04	11.66	10.31

ASSET QUALITY RATIOS (for the year):
Nonperforming assets to total assets	0.53%	0.99%	1.44%	1.57%	2.11%
Nonperforming assets and accruing TDRs to total assets	1.49	2.11	2.81	3.09	4.58
Allowance for credit losses to loans	0.89	1.00	1.05	1.08	1.51
Allowance for credit losses to nonaccrual loans	196.76	97.26	68.77	57.14	59.10
Allowance for credit losses to nonaccrual loans and TDRs	53.46	39.71	30.14	25.53	24.25

[1]	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

[2]	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest income). Lower ratios indicate improved productivity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2017 to its financial condition at December 31, 2016 and the results of operations for the years ended December 31, 2017, 2016, and 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $11.26 million for 2017, net income of $9.64 million for 2016, and net income of $7.11 million for 2015. The basic and diluted income per share was $0.89 for 2017, $0.76 for 2016, and $0.56 for 2015. When comparing 2017 to 2016 and 2015, earnings were significantly improved due to increases in net interest income and noninterest income, partially offset by increase in provision for credit losses and noninterest expenses.

Total assets were $1.394 billion at December 31, 2017, a $233.6 million, or 20.1%, increase when compared to the $1.160 billion at December 31, 2016. The primary factor contributing to the increase was the acquisition of three branches in the second quarter of 2017 which contributed $192.7 million of assets at December 31, 2017. Absent the branch acquisition, total assets have increased $40.9 million since December 31, 2016 which primarily resulted from increases in both gross loans of $113.9 million and investment securities of $33.2 million.

Total deposits increased $205.3 million, or 20.6%, to $1.203 billion at December 31, 2017. The increase was the direct result of the deposits acquired in the branch purchase which had a balance of $187.0 million at December 31, 2017. Excluding the acquisition, deposits increased $18.3 million. Total stockholders’ equity increased $9.5 million, or 6.1%, to $163.7 million, or 11.75% of total assets at December 31, 2017.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. The Company’s reporting units were identified based on an analysis of each of its individual operating segments (i.e., the Bank and Insurance Subsidiaries). If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2017 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2017 was $45.8 million. This represented a $7.3 million, or 19.0%, increase from 2016, and net interest income increased $2.8 million, or 8.0%, for 2016 when compared to 2015. The increase in net interest income when comparing 2017 to 2016 was primarily the result of higher average balances on loans and lower rates paid on time deposits. Although the yields on loans declined compared to 2016, the funding of loan growth with lower yielding assets, coupled with higher yielding investment securities resulted in a higher overall yield on earning assets. The increase when comparing 2016 to 2015 was due to significant loan growth, which was funded by lower yielding assets and lower cost liabilities. When comparing 2017 to 2016, interest income increased $7.2 million while interest expense decreased $130 thousand. When comparing 2016 to 2015, interest income increased $1.9 million while interest expense decreased $943 thousand.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets minus the cost of liabilities. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.76% for 2017, 3.56% for 2016, and 3.43% for 2015. The net interest margin increased when comparing 2017 to 2016 due to the significant increase in the average balance of loans, higher yields on investment securities and a decrease in rates paid on interest bearing deposits. The net interest margin increased when comparing 2016 to 2015 due to an increase in the average balance of loans and lower rates paid on interest-bearing deposits. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.67% for 2017, 3.46% for 2016 and 3.31% for 2015.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2017, 2016, and 2015.

	2017			2016			2015
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2) (3)	$983,484	$43,857	4.46%	$825,475	$37,349	4.52%	$748,101	$35,201	4.71%
Investment securities:
Taxable	201,792	3,847	1.91	196,026	3,195	1.63	231,960	3,602	1.55
Tax-exempt	87	5	5.42	210	11	5.30	328	15	4.54
Federal funds sold	-	-	-	1,764	6	0.34	2,991	3	0.10
Interest-bearing deposits	30,819	334	1.08	56,479	289	0.51	53,459	130	0.24
Total earning assets	1,216,182	48,043	3.95%	1,079,954	40,850	3.78%	1,036,839	38,951	3.76%
Cash and due from banks	15,896			15,844			18,497
Other assets	64,854			53,899			58,502
Allowance for credit losses	(9,181)			(8,555)			(8,172)
Total assets	$1,287,751			$1,141,142			$1,105,666

Interest-bearing liabilities
Demand deposits	$210,139	415	0.20%	$194,062	234	0.12%	$180,810	229	0.13%
Money market and savings deposits	339,971	417	0.12	265,323	347	0.13	243,731	336	0.14
Certificates of deposit, $100,000 or more	118,723	605	0.51	127,468	819	0.64	149,181	1,382	0.93
Other time deposits	152,959	805	0.53	148,671	989	0.67	164,239	1,384	0.84
Interest-bearing deposits	821,792	2,242	0.27	735,524	2,389	0.32	737,961	3,331	0.45
Short-term borrowings	4,525	31	0.68	5,753	14	0.24	6,226	15	0.24
Total interest-bearing liabilities	826,317	2,273	0.28%	741,277	2,403	0.32%	744,187	3,346	0.45%
Noninterest-bearing deposits	296,283			241,357			211,171
Other liabilities	5,410			6,082			6,132
Stockholders' equity	159,741			152,426			144,176
Total liabilities and stockholders' equity	$1,287,751			$1,141,142			$1,105,666

Net interest spread		$45,770	3.67%		$38,447	3.46%		$35,605	3.31%
Net interest margin			3.76%			3.56%			3.43%

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 35%, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $242 thousand in 2017, $198 thousand in 2016 and $80 thousand in 2015.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

On a tax-equivalent basis, total interest income was $48.0 million for 2017 compared to $40.9 million for 2016. The increase in interest income for 2017 compared to 2016 was primarily due to the increase in the average balance of loans coupled with a higher yield on taxable investment securities. Interest income on taxable investment securities increased $652 thousand or 20.4% in 2017 compared to 2016. In addition, interest-bearing deposits increased due to three fed fund rate hikes of 25bps during 2017. For 2017 compared to 2016, average loans increased $158.0 million and the yield earned on loans decreased 6 basis points. The increased volume of loans and the higher yield on loans purchased in the branch acquisition during the second quarter of 2017, outweighed the decline in the yield on originated loans resulting in an increase in tax-equivalent interest income of $6.5 million. Also impacting interest income is the accretion of acquisition accounting adjustments from the branch acquisition for loans of $420 thousand which is accounted for using a level yield method. In addition, the accretion on certificates of deposits acquired from the branch purchase, decreased interest expense by $86 thousand. Excluding average nonaccrual loans, the yield on loans would have been 4.49%, 4.59% and 4.79% for 2017, 2016, and 2015, respectively.

On a tax-equivalent basis, total interest income was $40.9 million for 2016 compared to $39.0 million for 2015. The increase in interest income for 2016 compared to 2015 was primarily due to the increase in the average balance of loans coupled with an increase in the fed funds rate at the end of 2016 of 25bps. Interest income on taxable securities decreased $407 thousand or 11.3% in 2016 compared to 2015 due to a decrease in the average balance of $35.9 million which was used to fund loan growth. For 2016 compared to 2015, average loans increased $77.4 million and the yield earned on loans decreased 19 basis points. The increased volume of loans outweighed the decline in the yield resulting in an increase in interest income of $2.1 million.

As a percentage of total average earning assets, loans, investment securities, and interest-bearing deposits were 80.9%, 16.6%, and 2.5%, respectively, for 2017 which reflected an increase in higher-yielding earning assets when compared to 2016. The comparable percentages for 2016 were 76.4%, 18.2%, and 5.4%, respectively, and for 2015 were 72.2%, 22.4%, and 5.4%, respectively. When comparing 2017 to 2016, the overall increase in average balances of earning assets produced $7.1 million more in interest income and the decrease in yields on loans were offset by higher yields on taxable investment securities and interest-bearing deposits which produced $129 thousand more in interest income, as seen in the Rate/Volume Variance Analysis below. When comparing 2016 to 2015, the overall increase in average balances of earning assets produced $3.0 million more in interest income and the decrease in yields on earning assets produced $1.1 million less in interest income, as seen in the Rate/Volume Variance Analysis below.

The following table sets forth the average balance of the components of average earning assets as a percentage of total average earning assets for the year ended December 31.

	2017	2016	2015	2014	2013
Loans	80.9%	76.4%	72.2%	71.1%	76.0%
Loans held for sale	-	-	-	-	0.4
Investment securities	16.6	18.2	22.4	20.0	13.8
Federal funds sold	-	0.2	0.3	0.2	0.4
Interest-bearing deposits with other banks	2.5	5.2	5.1	8.7	9.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Interest expense was $2.3 million for 2017 compared to $2.4 million for 2016. The decline in interest expense for 2017 was primarily due to lower expense on certificates of deposit and other time deposits. Interest expense on certificates of deposit and other time deposits declined $398 thousand in 2017 when compared to 2016, the result of a decrease of $4.5 million in average balances and a decline of 13 basis points on rates paid on these deposits. The decrease in average certificates of deposits and other time deposits reflected the lower rates due to the Bank not increasing these rates in conjunction with a rising interest rate environment. The decrease in average certificates of deposit and other time deposits was mostly transitioned to non-interest bearing and money market and savings deposits which reflected average increases of $54.9 million and $74.6 million, respectively.

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

During 2017, lower rates on interest-bearing liabilities produced $218 thousand less in interest expense and increased volume produced $88 thousand more in interest expense, as shown in the table below. In 2016, lower rates on interest-bearing liabilities produced $690 thousand less in interest expense and decreased volume produced $253 thousand less in interest expense.

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

	2017 over (under) 2016			2016 over (under) 2015
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$6,508	$(504)	$7,012	$2,148	$(1,442)	$3,590
Taxable investment securities	652	560	92	(407)	204	(611)
Tax-exempt investment securities	(6)	-	(6)	(4)	3	(7)
Federal funds sold	(6)	(3)	(3)	3	4	(1)
Interest-bearing deposits	45	76	(31)	159	152	7
Total interest income	7,193	129	7,064	1,899	(1,079)	2,978

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	181	163	18	5	(15)	20
Money market and savings deposits	70	(28)	98	11	(22)	33
Time deposits	(398)	(372)	(26)	(958)	(653)	(305)
Short-term borrowings	17	19	(2)	(1)	-	(1)
Total interest expense	(130)	(218)	88	(943)	(690)	(253)
Net interest income	$7,323	$347	$6,976	$2,842	$(389)	$3,231

Noninterest Income

Noninterest income increased $1.1 million, or 6.6%, in 2017 when compared to 2016 and increased $1.2 million, or 8.0%, in 2016 when compared to 2015. The increase in noninterest income in 2017 when compared to 2016 was primarily due to increases in service charges on deposit accounts of $163 thousand, other fees on bank services of $381 thousand included in other noninterest income, insurance agency commissions of $286 thousand, a premium on an insurance investment of $387 thousand and trust and investment fee income of $90 thousand. These increases were partially offset by the absence of the sale of the credit card portfolio of $198 thousand in 2016.

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

The following table summarizes our noninterest income for the years ended December 31.

	Years Ended			Change from Prior Year
				2017/ 16		2016/ 15
(Dollars in thousands)	2017	2016	2015	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$3,628	$3,465	$2,867	$163	4.7%	$598	20.9%
Trust and investment fee income	1,532	1,442	1,627	90	6.2	(185)	(11.4)
Gains on sales and calls of investment securities	5	30	-	(25)	(83.3)	30	100.0
Insurance agency commissions income	8,837	8,551	8,274	286	3.3	277	3.3
Other noninterest income	3,748	3,157	2,648	591	18.7	509	19.2
Total	$17,750	$16,645	$15,416	$1,105	6.6	$1,229	8.0

Noninterest Expense

Noninterest expense increased $4.1 million, or 10.9%, in 2017 when compared to 2016 and decreased $203 thousand, or 0.5%, in 2016 when compared to 2015. The increase in noninterest expense in 2017 when compared to 2016 was primarily due to the branch purchase in the second quarter of 2017 which resulted in acquisition costs of $977 thousand and the cost of operating those branches for seven months. The operation of the additional purchased branches as well as the opening of a loan production office in Ocean City, MD in April of 2017 and a branch in Onley, VA in September of 2017 had an impact on nearly all noninterest expense accounts but had the most significant impact on salaries/wages and employee benefits of $693 thousand and $167 thousand, respectively. The most significant increases absent the operational costs from the additional branches were $1.7 million in salaries and wages due to accrued bonuses, incentive equity programs and a full year of pay increases from 2016 and $485 thousand in higher employer benefits due to more full-time employees and increased health care premiums.

The decrease in noninterest expense in 2016 when compared to 2015 was primarily due to a decline in legal and professional fees of $505 thousand and reduced FDIC insurance premiums of $518 thousand, partially offset by consolidation expenses for the former bank subsidiaries of $507 thousand and increases in write-downs on other real estate owned of $115 thousand and employee salaries/wages and employee benefits of $174 thousand. The increased legal and professional fees in 2016 were the direct result of management outsourcing its internal audit function which resulted in significant implementation costs. In addition, the lower FDIC insurance premiums over the prior period are the direct result of the upgraded regulatory status and financial performance of the former Talbot Bank in the second quarter of 2015 and an adjustment of the annual assessment in the third quarter of 2016.

The Company had 327 full-time equivalent employees at December 31, 2017, 287 full-time equivalent employees at December 31, 2016 and 283 full-time equivalent employees at December 31, 2015.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended			Change from Prior Year
				2017/ 16		2016/ 15
(Dollars in thousands)	2017	2016	2015	Amount	Percent	Amount	Percent
Salaries and wages	$20,011	$17,626	$17,540	$2,385	13.5%	$86	0.5%
Employee benefits	4,645	3,993	3,905	652	16.3	88	2.3
Occupancy expense	2,696	2,452	2,420	244	10.0	32	1.3
Furniture and equipment expense	1,035	963	926	72	7.5	37	4.0
Data processing	3,680	3,496	3,260	184	5.3	236	7.2
Directors' fees	380	511	470	(131)	(25.6)	41	8.7
Amortization of intangible assets	315	131	133	184	140.5	(2)	(1.5)
FDIC insurance premium expense	599	696	1,214	(97)	(13.9)	(518)	(42.7)
Write-downs of other real estate owned	471	505	291	(34)	(6.7)	214	73.5
Legal and professional fees	2,308	1,875	2,380	433	23.1	(505)	(21.2)
Other noninterest expenses	5,062	4,899	4,811	163	3.3	88	1.8
Total	$41,202	$37,147	$37,350	$4,055	10.9	$(203)	(0.5)

Income Taxes

The Company reported an income tax expense of $8.5 million for 2017, compared to an income tax expense of $6.3 million for 2016 and an income tax expense of $4.4 million for 2015. The effective tax rate was 43.1% for 2017, 39.4% for 2016 and 38.3% for 2015. The Company’s income tax expense and its effective tax rate increased for 2017 from 2016 and 2015 primarily due to higher pretax income and the enactment of the Tax Act. Please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information. The Company’s future effective tax rate will be affected by the Tax Act. Effective in 2018, the Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxes income tax and the base erosion tax, respectively.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

The Company invests excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks and federal funds sold decreased $51.1 million from $61.3 million at December 31, 2016 to $10.3 million at December 31, 2017. This significant decrease was the direct result of funding a significant volume of new loans which closed late in the fourth quarter. Average interest-bearing deposits with other banks and federal funds sold decreased $27.4 million in 2017 and increased $1.8 million in 2016. The decrease in 2017 was due to higher period-end and average balances on loans which absorbed the excess liquidity in both average interest-bearing deposits with other banks and average balances on deposits. The increase in 2016 was due to higher period-end and average balances on deposits which resulted in excess liquidity for funding future loan growth.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2017, 97% of the portfolio was classified as available for sale and 3% as held to maturity, similar to the 96% and 4%, respectively, at December 31, 2016. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. On December 15, 2016, the Company bought $3.0 million in subordinated notes from a local regional bank which it intends to hold to maturity of December 30, 2026. We do not typically invest in derivative securities and held no such investments at December 31, 2017 or December 31, 2016. Total investment securities increased $32.6 million from $170.6 million at December 31, 2016 to $203.2 million at December 31, 2017. Average investment securities increased $5.6 million in 2017 due to receiving $81.2 million in cash from the branch acquisition in the second quarter of 2017 which was also utilized to fund our significant loan growth in the third and fourth quarters of 2017. The decrease in average investment securities of $36.1 million in 2016 from 2015 was due to funding new loan growth during 2016.

Investment securities available for sale were $197.0 million at the end of 2017 and $163.8 million at the end of 2016. Investment activity for 2017 included purchases of $53.5 million in mortgage-backed securities and $31.0 million in U.S. Government agencies, while investment activity for 2016 included purchases of $9.1 million in mortgage-backed securities and $9.0 million in U.S. Government agencies. At year-end 2017, 22.3% of the securities in the portfolio were U.S. Government agencies and 74.3% of the securities were mortgage-backed securities, compared to 20.9% and 78.7%, respectively, at year-end 2016. As seen in the table below, 38% of the available-for-sale portfolio will mature in over one through five years and 57% will mature in over ten years based on contractual maturities. The comparable amounts for 2016 were 10% and 73%, respectively. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity totaled $6.2 million at December 31, 2017. The comparable amount was $6.8 million at December 31, 2016.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2017.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and Government agencies	$10,969	1.32%	$32,538	3.00%	$-	-%	$1,825	3.20%
Mortgage-backed	-	-	1,937	1.62	39,252	2.04	109,776	2.14
Total available for sale	$10,969	1.32	$34,475	2.92	$39,252	2.04	$111,601	2.16

Held to maturity:
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$1,844	2.04%
States and political subdivisions[1]	-	-	902	4.63	501	5.38	-	-
Total held to maturity	$-	-	$902	4.63	$501	6.34	$1,844	2.04

1 Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 35%.

Loans

The loan portfolio is the primary source of our income. Loans totaled $1.1 billion at December 31, 2017, an increase of $222.0 million, or 25.5%, from 2016. Loans significantly increased in 2017 when compared to 2016 due to organic loan growth of $113.9 million, or 13.1% and acquired loans from the branch acquisition which contributed $108.1 million, or 12.4% at December 31, 2017. Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in loans was comprised of increases in commercial real estate loans of $82.2 million, or 21.5%, residential real estate loans of $73.4 million, or 22.5%, construction loans of $41.7 million, or 49.7% and commercial loans, which include financial and agricultural loans, of $24.8 million, or 34.3%. Consumer loans, which consist of a small percentage of the overall loan portfolio, decreased $232 thousand, or 3.5%, at December 31, 2017 compared to December 31, 2016.

At December 31, 2017, the real estate loan portfolio was comprised of 11.5% construction, 36.5% residential real estate and 42.5% commercial real estate. That compares to 9.6%, 37.4% and 43.9%, respectively, at December 31, 2016. Commercial and consumer loans were 8.9% and 0.6%, respectively, of the portfolio at December 31, 2017 and 8.3% and 0.8%, respectively, at December 31, 2016. At December 31, 2017, 74.2% of the loan portfolio had fixed interest rates and 25.8% had adjustable interest rates, compared to 74.8% and 25.2%, respectively, at December 31, 2016. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2017 and 2016, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2017		2016		2015		2014		2013
Construction	$125,746	11.5%	$84,002	9.6%	$85,632	10.8%	$69,157	9.7%	$64,591	9.1%
Residential real estate	399,190	36.5	325,768	37.4	307,063	38.6	273,336	38.5	274,857	38.6
Commercial real estate	464,887	42.5	382,681	43.9	330,253	41.5	305,788	43.0	304,605	42.8
Commercial	97,284	8.9	72,435	8.3	64,911	8.2	52,671	7.4	57,195	8.0
Consumer	6,407	0.6	6,639	0.8	7,255	0.9	9,794	1.4	10,671	1.5
Total	$1,093,514	100.0%	$871,525	100.0%	$795,114	100.0%	$710,746	100.0%	$711,919	100.0%

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2017.

		Maturing after
	Maturing	one but within	Maturing after
(Dollars in thousands)	within one year	five years	five years	Total
Construction	$57,045	$61,407	$7,294	$125,746
Residential real estate	40,305	118,190	240,695	399,190
Commercial real estate	60,246	268,237	136,404	464,887
Commercial	19,437	30,392	47,455	97,284
Consumer	1,814	2,942	1,651	6,407
Total	$178,847	$481,168	$433,499	$1,093,514
Rate terms:
Fixed-interest rate loans	$136,312	$459,590	$215,918	$811,820
Adjustable-interest rate loans	42,535	21,578	217,581	281,694
Total	$178,847	$481,168	$433,499	$1,093,514

Liabilities

Deposits

We use deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $997.5 million at December 31, 2016 to $1.2 billion at December 31, 2017. The increase was the direct result of the deposits acquired in the branch purchase which had a balance of $187.0 million at December 31, 2017. Excluding the acquisition, deposits increased $18.3 million. These increases were reflected in noninterest-bearing deposits of $66.7 million as well as an increase in interest-bearing transaction accounts of $136.0 million and an increase in certificates of deposit and other time deposits of $2.6 million. Average interest-bearing deposits increased $90.7 million, or 19.7%, in 2017, compared to an increase of $34.8 million, or 8.2% in 2016. Average certificates of deposit and other time deposits decreased $4.5 million, or 1.6% in 2017, compared to a decrease of $37.3 million, or 11.9% in 2016. Average noninterest-bearing deposits increased $54.9 million, or 22.8%, in 2017, compared to an increase of $30.2 million, or 14.3% in 2016. Deposits provided funding for approximately 91.9%, 90.5% and 91.5% of average earning assets for 2017, 2016 and 2015, respectively.

Average deposits increased for 2016 primarily in noninterest-bearing deposits and interest-bearing transaction accounts which increased $65.0 million, or 10.2%, partially offset by decreases in certificates of deposit and other time deposits of $37.3 million, or 11.9%. The increase in noninterest-bearing and interest-bearing transaction accounts reflected continued growth in our customer base and a shift from certificates of deposit and other time deposits providing lower yields than in 2015.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2017		2016		2015
Noninterest-bearing demand	$296,283	26.5%	$241,357	24.7%	$211,171	22.2%
Interest-bearing deposits
Demand	210,139	18.8	194,062	19.9	180,810	19.1
Money market and savings	339,971	30.4	265,323	27.2	243,731	25.7
Certificates of deposit, $100,000 to $249,999	91,373	8.2	98,397	10.1	149,181	15.7
Certificates of deposit, $250,000 or more (1)	27,350	2.4	29,071	3.0	-	-
Other time deposits	152,959	13.7	148,671	15.2	164,239	17.3
Total	$1,118,075	100.0%	$976,881	100.0%	$949,132	100.0%

(1) Disclosure of $250,000 or more for 2015 were not separately reported.

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2017.

(Dollars in thousands)
Three months or less	$4,556
Over three through 6 months	1,422
Over 6 through 12 months	5,035
Over 12 months	13,019
Total	$24,032

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2017 short-term borrowings included advances and repurchase agreements. At December 31, 2016 and 2015, short-term borrowings included only repurchase agreements.

The average balance of short-term borrowings decreased $1.2 million, or 21.3%, in 2017, while the average balance decreased $473 thousand, or 7.6%, in 2016. In the month of December 2017, the Company borrowed $21.7 million due to significant loan closures late in the month, otherwise there was not a substantial need for short-term borrowings to supplement deposits as a funding source during 2017 and 2016.

The following table sets forth our position with respect to short-term borrowings.

	2017		2016		2015
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$4,524	0.68%	$5,753	0.24%	$6,226	0.24%
Outstanding at year end	21,734	1.36	3,203	0.25	6,672	0.23
Maximum outstanding at any month end	21,734	-	9,877	-	10,423	-

Long-Term Debt

We use long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long-term debt at the end of 2017 and 2016.

Capital Resources Management

Total stockholders’ equity for the Company was $163.8 million at December 31, 2017, compared to $154.3 million at December 31, 2016. The increase in stockholders’ equity in 2017 was primarily due to net income during the year which was offset by dividends paid to common stockholders. The ratio of period-end equity to total assets was 11.75% for 2017, as compared to 13.30% for 2016. This ratio declined primarily due to the branch acquisition which significantly increased total assets and intangible assets.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2017, the portion of the investment portfolio designated as “available for sale” had net unrealized holding (losses), net of tax, of ($1.3) million compared to net unrealized holding (losses), net of tax, of $(993) thousand at December 31, 2016.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31, 2017, 2016 and 2015.

				Minimum
				Regulatory
				Requirements
(Dollars in thousands)	2017	2016	2015	for 2017
Common equity Tier 1 capital	$132,370	$140,897	$126,024
Tier 1 capital	132,370	140,897	126,024
Tier 2 capital	10,082	9,027	8,619
Total risk-based capital	142,452	149,924	134,643
Net risk-weighted assets	1,112,259	893,116	807,807
Adjusted average total assets	1,345,876	1,144,968	1,116,692
Risk-based capital ratios:
Common equity Tier 1	11.90%	15.78%	15.60%	5.75	*%
Tier 1	11.90	15.78	15.60	7.25	*
Total capital	12.81	16.79	16.67	9.25	*
Tier 1 leverage ratio	9.84	12.31	11.29	4.00

* includes phased in capital conservation buffer for 2017 of 1.25%

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

Asset Quality - Provision for Credit Losses and Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the types of loans being made, the credit-worthiness of the borrowers over the terms of the loans, the quality of the collateral for the loans, if any, as well as general economic conditions. Through the Company’s and the Bank’s Asset/Liability Management Committees, the Company’s Audit Committee and the Company’s Board actively reviews critical risk positions, including credit, market, liquidity and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior members of management actively manage risk at the product level, supplemented with corporate level oversight through the Asset/Liability Management Committee and internal audit function. The risk management structure is designed to identify risk through a systematic process, enabling timely and appropriate action to avoid and mitigate risk.

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

The allowance for credit losses is comprised of three parts: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. The specific allowance is established against impaired loans until charge offs are made. Loans are considered impaired (i.e., nonaccrual loans and accruing TDRs) when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. The qualitative formula allowance is determined based on management’s assessment of industry trends and economic factors in the markets in which we operate. The determination of the formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.

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

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category using average historical charge-offs by segment over the last 16 quarters. Loans that are identified as pass-watch, special mention, substandard and doubtful are considered to have elevated credit risk.

The qualitative formula allowance is used to estimate the loss on loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.

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

On May 19, 2017, the Bank purchased three branches which resulted in $122.9 million in loans being added to the Bank’s portfolio. Management evaluated expected cash flows, prepayment speeds and estimated loss factors to measure fair values for the loans acquired. The Bank only acquired loans which were deemed to be performing loans with no signs of credit deterioration. The Bank re-evaluated these acquired loans during the fourth quarter of 2017 noting they remained in performing condition, therefore no allowance has been recorded as of December 31, 2017.

 As seen in the table below, the provision for credit losses was $2.3 million for 2017, $1.8 million for 2016 and $2.1 million for 2015. The increase in the level of provision for credit losses in 2017 was primarily due to the significant growth in loans as compared to 2016. Net loan charge-offs totaled $1.2 million in 2017, $1.4 million in 2016 and $1.5 million in 2015. Real estate loans were 44%, 75% and 83% of total loans charged off during 2017, 2016 and 2015, respectively and also due to the change in allowance methodology disclosed in Note 4 of the consolidated financial statements. Management deemed the change in methodology necessary due to the increase in loans migrating to the pass-watch risk rating category and due to the amount of unseasoned growth in the originated portfolio experienced in 2016 and 2017. The change in methodology resulted in $1.4 million in additional provision for credit losses.

The allowance for credit losses was $9.8 million, or 0.99% of average outstanding loans at December 31, 2017, compared to an allowance of $8.7 million, or 1.06% of average outstanding loans at December 31, 2016. The higher allowance at the end of 2017 when compared to the end of 2016 was the result of significant growth in the loan portfolio and the above referenced change in methodology. At December 31, 2015, the allowance for credit losses was $8.3 million, or 1.11% of average outstanding loans. The ratio of net charge-offs to average loans was 0.13% in 2017, 0.17% in 2016 and 0.19% in 2015.

The overall credit quality improved in 2017 compared to 2016 primarily due to continued workout efforts on outstanding problem loans many of which were TDRs and nonperforming assets. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2017	2016	2015	2014	2013

Balance, beginning of year	$8,726	$8,316	$7,695	$10,725	$15,991

Loans charged off
Construction	(54)	(615)	(1,058)	(725)	(20,695)
Residential real estate	(445)	(580)	(283)	(2,407)	(7,163)
Commercial real estate	(100)	(503)	(920)	(1,648)	(6,162)
Commercial	(946)	(497)	(396)	(2,389)	(665)
Consumer	(32)	(45)	(67)	(163)	(113)
Total	(1,577)	(2,240)	(2,724)	(7,332)	(34,798)
Recoveries
Construction	30	35	125	149	161
Residential real estate	40	298	398	376	545
Commercial real estate	31	25	379	58	161
Commercial	215	428	319	341	839
Consumer	25	16	49	28	42
Total	341	802	1,270	952	1,748

Net loans charged off	(1,236)	(1,438)	(1,454)	(6,380)	(33,050)
Provision for credit losses	2,291	1,848	2,075	3,350	27,784
Balance, end of year	$9,781	$8,726	$8,316	$7,695	$10,725

Average loans outstanding	$983,484	$825,475	$748,101	$707,381	$768,516

Percentage of net charge-offs to average loans outstanding during the year	0.13%	0.17%	0.19%	0.90%	4.30%
Percentage of allowance for credit losses at year end to average loans	0.99%	1.06%	1.11%	1.09%	1.40%
Percentage of allowance for credit losses at year end to loans	0.89%	1.00%	1.05%	1.08%	1.51%

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$2,460	11.5%	$2,787	9.6%	$1,646	10.8%	$1,303	9.7%	$1,960	9.1%
Residential real estate	2,284	36.5	1,953	37.4	2,181	38.6	2,834	38.5	3,854	38.6
Commercial real estate	2,594	42.5	2,610	43.9	2,999	41.5	2,379	43.0	3,029	42.8
Commercial	2,241	8.9	1,223	8.3	558	8.2	448	7.4	1,266	8.0
Consumer	202	0.6	153	0.8	156	0.9	229	1.4	243	1.5
Unallocated	-	-	-	-	776	-	502	-	373	-
Total	$9,781	100.0%	$8,726	100.0%	$8,316	100.0%	$7,695	100.0%	$10,725	100.0%

At December 31, 2017, nonperforming assets were $7.4 million, a decrease of $4.1 million, or 35.4%, when compared to December 31, 2016. Similarly, accruing TDRs were $13.3 million at December 31, 2017, an increase of $326 thousand, or 2.5%, when compared to December 31, 2016. At December 31, 2017, the ratio of nonaccrual loans to total assets was 0.36%, improving from 0.77% at December 31, 2016. Likewise, the ratio of accruing TDRs to total assets at December 31, 2017 was 0.96%, decreasing from 1.12% at December 31, 2016. When comparing December 31, 2017 to December 31, 2016, the positive trend in nonperforming assets, as well as the corresponding asset quality ratios, was due to continued work-out efforts and loan charge-offs. The slight increase in accruing TDRs from December 31, 2016 to December 31, 2017, was due to legacy nonaccrual TDRs transferring to accruing TDRs which also represented improving credit quality.

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

Selected Quarterly Consolidated Financial Data

Please refer to Note 26 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information.

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2017	2016	2015	2014	2013
Nonperforming assets
Nonaccrual loans excluding nonaccrual loans held for sale ("hfs")
Construction	$3,003	$3,818	$7,529	$6,046	$3,949
Residential real estate	1,482	3,903	2,259	4,035	5,166
Commercial real estate	149	1,152	2,022	3,121	4,671
Commercial	337	-	161	141	792
Consumer	-	99	122	123	48
Total nonaccrual loans excluding nonaccrual loans hfs	4,971	8,972	12,093	13,466	14,626
Loans 90 days or more past due and still accruing
Construction	-	-	-	-	-
Residential real estate	421	-	-	83	20
Commercial real estate	218	-	-	-	-
Commercial	-	10	-	-	250
Consumer	-	10	7	4	-
Total loans 90 days or more past due and still accruing	639	20	7	87	270
Other real estate owned	1,794	2,477	4,252	3,691	3,779
Total nonperforming assets excluding nonaccrual loans hfs	7,404	11,469	16,352	17,244	18,675
Nonaccrual loans hfs	-	-	-	-	3,521
Total nonperforming assets including nonaccrual loans hfs	$7,404	$11,469	$16,352	$17,244	$22,196

Accruing TDRs
Construction	$3,972	$4,189	$4,069	$4,022	$1,620
Residential real estate	4,536	3,875	5,686	6,368	14,582
Commercial real estate	4,818	4,936	5,740	6,237	9,791
Commercial	-	-	-	47	95
Consumer	-	-	-	-	-
Total accruing TDRs	$13,326	$13,000	$15,495	$16,674	$26,088

As a percent of total loans:
Nonaccrual loans excluding nonaccrual loans hfs	0.45%	1.03%	1.52%	1.89%	2.05%
Accruing TDRs	1.22%	1.49%	1.95%	2.35%	3.66%
Nonaccrual loans and accruing TDRs excluding nonaccrual loans hfs	1.67%	2.52%	3.47%	4.24%	5.72%

As a percent of total loans and other real estate owned:
Nonperforming assets excluding nonaccrual loans hfs	0.68%	1.31%	2.05%	2.41%	2.61%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	1.89%	2.80%	3.98%	4.75%	6.25%

As a percent of total assets:
Nonaccrual loans excluding nonaccrual loans hfs	0.36%	0.77%	1.07%	1.22%	1.39%
Nonaccrual loans including nonaccrual loans hfs	0.36%	0.77%	1.07%	1.22%	1.72%
Nonperforming assets excluding nonaccrual loans hfs	0.53%	0.99%	1.44%	1.57%	1.77%
Nonperforming assets including nonaccrual loans hfs	0.53%	0.99%	1.44%	1.57%	2.11%
Accruing TDRs	0.96%	1.12%	1.37%	1.52%	2.47%
Nonperforming assets and accruing TDRs excluding nonaccrual loans hfs	1.49%	2.11%	2.81%	3.08%	4.25%
Nonperforming assets and accruing TDRs including nonaccrual loans hfs	1.49%	2.11%	2.81%	3.08%	4.58%

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

The Company’s Board of Directors has established a comprehensive asset liability management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”). The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in the yield curve of U.S. Treasury interest rates for maturities from one day to thirty years. The Company evaluates the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by outsourcing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by the Company. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. As an example, certain money market deposit accounts are assumed to reprice at 50% of the interest rate change in each of the up rate shock scenarios even though this is not a contractual requirement. As a practical matter, management would likely lag the impact of any upward movement in market rates on these accounts as a mechanism to manage the Company’s net interest margin.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	40.00%	30.00%	20.00%	10.00%	(10.00)%	(20.00)%
December 31, 2017	3.2%	2.5%	1.8%	0.9%	(6.9)%	(12.8)%
December 31, 2016	5.4%	4.1%	2.8%	1.5%	(6.2)%	(10.6)%

Based on our net interest income simulation as of December 31, 2017, net interest income is expected to increase as interest rates rise. The results of the simulation are well within the policy limits adopted by the Company. This is due in part to our strategy to maintain short investment portfolio durations. In addition, rising interest rates would drive higher rates on loans, and subsequently increase funding costs. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2017 was less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2016. The decline in sensitivity was partially due to changes in our balance sheet mix, including decreases in federal funds sold, floating rate commercial loans, and a shift from certificates of deposit and other time deposits to noninterest bearing deposits which drove down the Company’s cost of funds and interest expense.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	25.00%	20.00%	15.00%	10.00%	(20.00)%	(35.00)%
December 31, 2017	(1.7)%	(0.7)%	0.4%	0.6%	(6.1)%	(17.1)%
December 31, 2016	(0.5)%	0.3%	0.9%	1.1%	(7.0)%	(17.3)%

Based on our EVE simulation as of December 31, 2017, equity is expected to increase as interest rates rise in all scenarios other than the 300bp and 400bp increase and will decline as interest rates decrease. The results of the simulation are well within the policy limits adopted by the Company. The decrease in the EVE at risk from December 31, 2016 to December 31, 2017 primarily resulted from significant loan growth for the Bank which experienced increased rates on the new loan volume, while deposit rates remained unchanged at historically low levels. This resulted in a lower EVE as loans became less valuable and deposits became more valuable.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, the Bank is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Bank’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they use for on-balance sheet instruments. The Bank generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Banks’ portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $205.6 million from the FHLB as of December 31, 2017.

At December 31, 2017, our loan to deposit ratio was approximately 90.9%, higher than the 87.4% at year-end 2016. Investment securities available for sale totaling $197.0 million at the end of 2017 were available for the management of liquidity and interest rate risk. The comparable amount was $163.8 million at December 31, 2016. Cash and cash equivalents were $31.8 million at December 31, 2017, a decrease of $44.1 million, or 58.1%, compared to the $75.9 million at year-end 2016, which reflects the utilization of liquidity for funding loan growth in 2017. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2017.

	Within	One to	Three to	Over
(Dollars in thousands)	one year	three years	five years	five years	Total
Deposits without a stated maturity	$939,966	$-	$-	$-	$939,966
Time deposits	142,880	70,285	48,579	1,071	262,815
Operating leases	43	1,151	865	2,130	4,189
Purchase obligations	2,863	1,771	109	916	5,659
Total	$1,085,752	$73,207	$49,553	$4,117	$1,212,629

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. Yount, Hyde & Barbour, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 16, 2018

/s/ Lloyd L. Beatty, Jr.	/s/ Edward C. Allen
Lloyd L. Beatty, Jr.	Edward C. Allen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2017.

Winchester, Virginia
March 16, 2018

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Shore Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shore Bancshares, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Shore Bancshares, Inc. (the “Company”) for the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Shore Bancshares, Inc. for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 11, 2016

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share data)	2017	2016
ASSETS
Cash and due from banks	$21,534	$14,596
Interest-bearing deposits with other banks	10,286	61,342
Cash and cash equivalents	31,820	75,938
Investment securities:
Available-for-sale, at fair value	196,955	163,902
Held to maturity, at amortized cost - fair value of $6,391 (2017) and $6,806 (2016)	6,247	6,704

Loans	1,093,514	871,525
Less: allowance for credit losses	(9,781)	(8,726)
Loans, net	1,083,733	862,799

Premises and equipment, net	23,054	16,558
Goodwill	27,618	11,931
Other intangible assets, net	4,719	1,079
Other real estate owned, net	1,794	2,477
Other assets	17,920	18,883
TOTAL ASSETS	$1,393,860	$1,160,271

LIABILITIES
Deposits:
Noninterest-bearing	$328,322	$261,575
Interest-bearing	874,459	735,914
Total deposits	1,202,781	997,489

Short-term borrowings	21,734	3,203
Other liabilities	5,609	5,280
TOTAL LIABILITIES	1,230,124	1,005,972

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,688,224 (2017) and 12,664,797 (2016)	127	127
Additional paid in capital	65,256	64,201
Retained earnings	99,662	90,964
Accumulated other comprehensive loss	(1,309)	(993)
TOTAL STOCKHOLDERS' EQUITY	163,736	154,299
TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY	$1,393,860	$1,160,271

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

	2017	2016	2015

INTEREST INCOME
Interest and fees on loans	$43,617	$37,155	$35,126
Interest and dividends on investment securities:
Taxable	3,847	3,195	3,602
Tax-exempt	3	7	10
Interest on federal funds sold	-	6	3
Interest on deposits with other banks	334	289	130
Total interest income	47,801	40,652	38,871

INTEREST EXPENSE
Interest on deposits	2,242	2,389	3,331
Interest on short-term borrowings	31	14	15
Total interest expense	2,273	2,403	3,346

NET INTEREST INCOME	45,528	38,249	35,525
Provision for credit losses	2,291	1,848	2,075

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	43,237	36,401	33,450

NONINTEREST INCOME
Service charges on deposit accounts	3,628	3,465	2,867
Trust and investment fee income	1,532	1,442	1,627
Gains on sales and calls of investment securities	5	30	-
Gain on sale of credit card portfolio	-	198	-
Insurance agency commissions	8,837	8,551	8,274
Other noninterest income	3,748	2,959	2,648
Total noninterest income	17,750	16,645	15,416

NONINTEREST EXPENSE
Salaries and wages	20,011	17,626	17,540
Employee benefits	4,645	3,993	3,905
Occupancy expense	2,696	2,452	2,420
Furniture and equipment expense	1,035	963	926
Data processing	3,680	3,496	3,260
Directors' fees	380	511	470
Amortization of other intangible assets	314	131	133
FDIC insurance premium expense	599	696	1,214
Other real estate owned expenses, net	272	505	291
Legal and professional fees	2,308	1,875	2,380
Other noninterest expenses	5,262	4,899	4,811
Total noninterest expense	41,202	37,147	37,350

INCOME BEFORE INCOME TAXES	19,785	15,899	11,516
Income tax expense	8,523	6,261	4,408

NET INCOME	$11,262	$9,638	$7,108

Basic net income per common share	$0.89	$0.76	$0.56
Diluted net income per common share	0.89	0.76	0.56
Dividends paid per common share	0.22	0.14	0.04

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(Dollars in thousands)	2017	2016	2015

Net income	$11,262	$9,638	$7,108

Other comprehensive (loss)
Securities available for sale:
Unrealized holding (losses) on available-for-sale-securities	(150)	(1,543)	(725)
Tax effect	45	622	293
Reclassification of gains recognized in net income	(5)	(30)	-
Tax effect	2	12	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity securities	30	29	76
Tax effect	(12)	(12)	(31)
Net of tax amount	(90)	(922)	(387)

Total other comprehensive (loss)	(90)	(922)	(387)
Comprehensive income	$11,172	$8,716	$6,721

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2017, 2016, and 2015

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income(Loss)	Equity

Balances, January 1, 2015	$126	$63,532	$76,495	$316	$140,469

Net income	-	-	7,108	-	7,108
Other comprehensive loss	-	-	-	(387)	(387)
Stock-based compensation	-	283	-	-	283
Cash dividends declared	-	-	(506)	-	(506)
Balances, December 31, 2015	126	63,815	83,097	(71)	146,967

Net income	-	-	9,638	-	9,638
Other comprehensive loss	-	-	-	(922)	(922)
Common shares issued for employee stock-based awards	-	53	-	-	53
Stock-based compensation	1	333	-	-	334
Cash dividends declared	-	-	(1,771)	-	(1,771)
Balances, December 31, 2016	127	64,201	90,964	(993)	154,299

Net income	-	-	11,262	-	11,262
Other comprehensive loss	-	-	-	(90)	(90)
Reclass of stranded tax effects from change in tax tax rate	-	-	226	(226)	-
Stock-based compensation	-	1,055	-	-	1,055
Cash dividends declared	-	-	(2,790)	-	(2,790)

Balances, December 31, 2017	$127	$65,256	$99,662	$(1,309)	$163,736

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,262	$9,638	$7,108
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(506)	-	-
Provision for credit losses	2,291	1,848	2,075
Depreciation and amortization	1,649	2,449	2,434
Net amortization of securities	820	(22)	(99)
Stock-based compensation expense	1,055	334	283
Deferred income tax expense	4,476	5,717	3,874
(Gains) on sales and calls of securities	(5)	(30)	-
Losses on disposals of premises and equipment	22	-	18
Losses on sales and valuation adjustments on other real estate owned	207	363	171
(Gain) on sale of credit card portfolio	-	(198)	-
Net changes in:
Accrued interest receivable	(827)	(218)	205
Other assets	(3,330)	(98)	(870)
Accrued interest payables	(9)	(32)	(66)
Other liabilities	331	(729)	(15)
Net cash provided by operating activities	17,436	19,022	15,118

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	46,484	59,989	68,395
Proceeds from sales and calls of investment securities available for sale	4,000	3,961	-
Purchases of investment securities available for sale	(84,499)	(18,120)	(46,102)
Proceeds from maturities and principal payments of investment securities held to maturity	479	376	432
Purchases of securities held to maturity	-	(3,000)	-
Proceeds from the sale of credit card portfolio	-	1,428	-
Net change in loans	(100,038)	(81,369)	(88,595)
Proceeds from sale of loans	-	-	-
Purchases of premises and equipment	(1,259)	(699)	(1,518)
Proceeds from sales of premises and equipment	-	-	-
Proceeds from sales of other real estate owned	571	3,700	2,040
Cash received in branch acquisition (net of cash paid)	64,045	-	-
Net cash used in investing activities	(70,217)	(33,734)	(65,348)

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	32,185	31,890	35,872
Interest-bearing deposits	(39,263)	(9,864)	(9,412)
Short-term borrowings	18,531	(3,469)	1,864
Proceeds from the issuance of common stock	-	53	-
Common stock dividends paid	(2,790)	(1,771)	(506)
Net cash provided by financing activities	8,663	16,839	27,818
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,118)	2,127	(22,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	75,938	73,811	96,223
CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,820	$75,938	$73,811

Supplemental cash flows information:
Interest paid	$2,368	$2,434	$3,413
Income taxes paid	$3,900	$435	$518
Transfers from loans to other real estate owned	$95	$2,289	$2,773
Unrealized gain (loss) on securities available for sale	$(155)	$(1,664)	$119
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$30	$29	$76

Branch purchase:
Tangible assets acquired (net of cash received)	$129,188	$-	$-
Identifiable intangible assets acquired	$3,954	$-	$-
Liabilities assumed	$212,463	$-	$-

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016, and 2015

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

Nature of Operations

The Company engages in the banking business through Shore United Bank, a Maryland commercial bank with trust powers. The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located in Maryland, Delaware and the Eastern Shore of Virginia. The Company engages in the insurance business through an insurance producer firm, The Avon-Dixon Agency, LLC, (“Avon-Dixon”) with two specialty lines, Elliott Wilson Insurance (Trucking) and Jack Martin Associates (Marine); and an insurance premium finance company, Mubell Finance, LLC (“Mubell”) (Avon-Dixon and Mubell are collectively referred to as the “Insurance Subsidiaries”). Avon-Dixon and Mubell are wholly-owned subsidiaries of Shore Bancshares, Inc. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial & Trust.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the determination of the allowance for loan losses, the determination of fair values related to impaired loans and other real estate owned, fair values initially assigned in an acquisition and subsequent evaluations of the related goodwill and intangible assets for impairment, and the valuation of deferred tax assets.

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

Loans

Loans are stated at their principal amount outstanding net of any deferred fees, premiums, discounts and costs and net of any partial charge-offs. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Once the amount of impairment has been determined, the uncollectible portion is charged off. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Impaired loans do not include groups of smaller balance homogeneous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and an analysis of qualitative factors and are included in the formula portion of the allowance for credit losses. See additional discussion below under the section, “Allowance for Credit Losses”.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of homogeneous loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loans, or portions thereof, that are considered uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The criteria for charge offs are addressed in the Bank’s Collection and Workout Policy. Per the policy, the recognition of the loss of loans or portions of loans will occur when there is a reasonable probability of loss. When the amount of loss can be readily calculated, the loss will be recognized. In cases where a probable charge-off amount cannot be calculated, specific reserves will be maintained. A provision for credit losses is charged to income based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

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

Three basic components comprise our allowance for credit losses: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is established against impaired loans (i.e., nonaccrual loans and troubled debt restructurings (“TDRs”)) based on our assessment of the losses that may be associated with the individual loans. The specific allowance remains until charge-offs are made. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category using average historical charge-offs by segment over the last 16 quarters. Loans identified as pass-watch, special mention, substandard, and doubtful are considered to have elevated credit risk. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. The qualitative formula allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or historical formula allowance. A pass-watch loan has adequate risk and may include loans which may have been upgraded from another higher risk category. A special mention loan has potential weaknesses that could result in a future loss to the Company if the weaknesses are realized. A substandard loan has certain deficiencies that could result in a future loss to the Company if these deficiencies are not corrected. A doubtful loan has enough risk that there is a high probability that the Company will sustain a loss.

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

Premises and Equipment

Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to 10 years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease. Sale-leaseback transactions are considered normal leasebacks and any realized gains are deferred and amortized to other income on a straight-line basis over the initial lease term. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are initially required to be recorded at fair value. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.

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

During the third quarter of 2017 and 2016, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

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

The Company recognizes accrued interest and penalties as a component of tax expense. Significant judgement is required in evaluating the Company’s uncertain tax positions, determining its provision for income taxes and evaluating the impact of the Tax Act.

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxes income tax and base erosion tax, respectively. In addition, in 2017 the Company is subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgements and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collects and prepares the necessary data, and interprets additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes and the effective tax rate in the period in which such determination is made.

The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2014.

Basic and Diluted Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Included in this calculation due to dividend participation rights are restricted stock awards which have been granted. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Restricted stock units (“RSUs”) are payable solely in cash which are accounted for as other liabilities in the consolidated statements of condition. The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent’s common stock at the time of grant. The amortization of the expense related to stock options reflects estimated forfeitures, adjusted for actual forfeiture experience. Amortization expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. As the expense related to stock options is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options. See Note 13 for a further discussion.

Fair Value

The Company measures certain financial assets and liabilities at fair value, with the measurements made on a recurring or nonrecurring basis. Significant financial instruments measured at fair value on a recurring basis are investment securities available for sale. Impaired loans and other real estate owned are significant financial instruments measured at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs, reducing subjectivity. See Note 21 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $662 thousand, $528 thousand and $495 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

Comprehensive Income

Changes in unrealized gains and losses on available-for-sale securities is the only component of accumulated other comprehensive income for the Company. The amount reclassified out of other accumulated comprehensive income relating to a gain on call of available-for-sale securities was $5 thousand and $30 thousand for 2017 and 2016, respectively. The related tax effect for the reclassification was $2 thousand and $12 thousand for 2017 and 2016, respectively.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The Company early adopted this new standard in the current year. ASU 2018-01 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of newly enacted federal corporate income tax rate on items included in AOCI. The amount of this reclassification in 2017 was $226 thousand.

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

ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This ASU, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements. The Company is currently evaluating methods of measuring fair value of its loan portfolio using an exit price notion as noted in (iv) above. In addition, the Company has hired a third-party valuation expert to aid in the transition to the fair value guidance.

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statement, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this ASU are effective for fiscal years after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Leases and lessors may not apply a full retrospective transition approach. While the Company is currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements. The Company is in the process of developing an inventory of all leases and accumulating the lease data necessary to apply the amended guidance.

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

ASU 2018-02 – In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $226 thousand.

NOTE 2. BUSINESS COMBINATION

Northwest Bank Branch Acquisition

On May 19, 2017, the Bank purchased three branches from Northwest Bank (“NWBI”) located in Arbutus, Elkridge, and Owings Mills, Maryland. Pursuant to the transaction, the Bank acquired $122.9 million in loans and $212.5 million in deposits, as well as the branch premises and equipment. In connection with its purchase of the branches from NWBI, the Bank received a cash payment from NWBI of $64.0 million, which was net of a premium paid on deposits of $17.2 million. In addition to the premium paid on deposits, other costs associated with the acquisition totaled $977 thousand. This acquisition provides the Bank with the opportunity to enhance its footprint in Maryland by extending its branch network across the Eastern Shore to the greater Baltimore area communities of Elkridge, Owings Mills and Arbutus.

The Company has accounted for the branch purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date.

The acquired assets and assumed liabilities of the NWBI branches were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of the NWBI branches. Management evaluated expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Deposits were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Premises were based on recent appraised values, whereas equipment was acquired based on the remaining book value from NWBI, which approximated fair value. Management engaged independent outside experts to provide the fair value estimates. Subsequent to the purchase, Management made a measurement period adjustment for deferred taxes related to intangible assets of $291thousand.

The following table provides the purchase price as of the acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $15.0 million recorded from the acquisition:

Purchase Price Consideration:
Cash consideration	$17,186
Total purchase price for NWBI branch acquisition	$17,186

Assets acquired at fair value:
Cash and cash equivalents	$81,231
Loans	122,862
Premises and equipment, net	6,326
Core deposit intangible	3,954
Deferred tax assets	291
Total fair value of assets acquired	$214,664

Liabilities assumed at fair value:
Deposits	$212,456
Other liabilities	7
Total fair value of liabilities assumed	$212,463

Net assets acquired at fair value:	$2,201

Amount of goodwill resulting from acquisition	$14,985

The total amount of goodwill arising from this transaction of $15.0 million is expected to be deductible for tax purposes, pursuant to section 197 of the Internal Revenue Code.

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

NOTE 3. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2017
U.S. Government agencies	$45,806	$23	$497	$45,332
Mortgage-backed	152,198	157	1,390	150,965
Equity	666	-	8	658
Total	$198,670	$180	$1,895	$196,955

December 31, 2016
U.S. Government agencies	$34,320	$56	$58	$34,318
Mortgage-backed	130,490	263	1,809	128,944
Equity	652	-	12	640
Total	$165,462	$319	$1,879	$163,902

Held-to-maturity securities:
December 31, 2017
U.S. Government agencies	$1,844	$21	$-	$1,865
States and political subdivisions	1,403	47	-	1,450
Other Debt Securities (1)	3,000	76	-	3,076
Total	$6,247	$144	$-	$6,391

December 31, 2016
U.S. Government agencies	$2,089	$26	$-	$2,115
States and political subdivisions	1,615	76	-	1,691
Other Debt Securities (1)	3,000	-	-	3,000
Total	$6,704	$102	$-	$6,806

(1)	On December 15, 2016 the Company bought $3.0 million in subordinated notes from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2017.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available-for-sale securities:
U.S. Government agencies	$37,550	$453	$5,956	$44	$43,506	$497
Mortgage-backed	96,622	700	28,215	690	124,837	1,390
Equity securities	-	-	666	8	666	8
Total	$134,172	$1,153	$34,837	$742	$169,009	$1,895

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Available-for-sale securities:
U.S. Government agencies	$11,926	$58	$-	$104	$11,926	$162
Mortgage-backed	100,237	1,546	9,208	263	109,445	1,809
Equity securities	640	12	-	-	640	12
Total	$112,803	$1,616	$9,208	$367	$122,011	$1,983

Held-to-maturity securities:
U.S. Government agencies	$2,115	$78	$-	$-	$2,115	$78

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were seventy-two securities in an unrealized loss position at December 31, 2017.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2017.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,002	$10,969	$-	$-
Due after one year through five years	34,964	34,475	902	935
Due after five years through ten years	39,573	39,252	501	515
Due after ten years	112,465	111,601	4,844	4,941
	198,004	196,297	6,247	6,391
Equity securities	666	658	-	-
Total	$198,670	$196,955	$6,247	$6,391

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

	December 31, 2017		December 31, 2016
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$131,035	$129,880	$140,042	$138,875

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2017 or 2016.

Proceeds from sales of investment securities were $0, $4.0 million, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively. Gross gains from sales and calls of investment securities were $5 thousand, $30 thousand and $0 for the years ended December 31, 2017, 2016, and 2015, respectively. There were no gross losses in 2017, 2016 and 2015.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Construction	$125,746	$84,002
Residential real estate	399,190	325,768
Commercial real estate	464,887	382,681
Commercial	97,284	72,435
Consumer	6,407	6,639
Total loans	1,093,514	871,525
Allowance for credit losses	(9,781)	(8,726)
Total loans, net	$1,083,733	$862,799

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectibility. As of December 31, 2017 and 2016, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $13.8 million and $13.3 million, respectively. During 2017 and 2016, loan additions were approximately $2.3 million and $3.3 million, respectively, and loan repayments were approximately $1.8 million and $1.1 million, respectively. Due to the consolidation of the former Bank subsidiaries and their Board of Directors during 2016, many directors who served on those boards no longer serve as members of the new consolidated Bank as of December 31, 2016. This resulted in approximately $10.8 million in outstanding loans being excluded for reporting loans made to inside directors of the Company and its subsidiaries as of December 31, 2016. Net loan origination costs, included in balances above, totaled $609 thousand and $509 thousand as of December 31, 2017 and 2016, respectively. Also included in total loans at December 31, 2017 were $108.1 million in loans, acquired in the current year as part of the NWBI branch acquisition. These balances are presented net of the related discount which totaled $1.8 million at December 31, 2017.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2017 and 2016.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2017
Loans individually evaluated for impairment	$6,975	$6,018	$4,967	$337	$-	$18,297
Loans collectively evaluated for impairment	118,771	393,172	459,920	96,947	6,407	1,075,217
Total loans	$125,746	$399,190	$464,887	$97,284	$6,407	$1,093,514

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$500	$239	$33	$33	$-	$805
Loans collectively evaluated for impairment	1,960	2,045	2,561	2,208	202	8,976
Total loans	$2,460	$2,284	$2,594	$2,241	$202	$9,781

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2016
Loans individually evaluated for impairment	$8,007	$7,778	$6,088	$-	$99	$21,972
Loans collectively evaluated for impairment	75,995	317,990	376,593	72,435	6,540	849,553
Total loans	$84,002	$325,768	$382,681	$72,435	$6,639	$871,525

Allowance for credit
losses allocated to:
Loans individually evaluated for impairment	$1,639	$317	$185	$-	$-	$2,141
Loans collectively evaluated for impairment	1,148	1,636	2,425	1,145	231	6,585
Total loans	$2,787	$1,953	$2,610	$1,145	$231	$8,726

In the fourth quarter of 2017, management made a change to its method for calculating the allowance. This change and the effect on the allowance for loan losses at December 31, 2017 was as follows:

The Company added pass/watch credits to an existing pool that included loans that are risk rated as special mention and substandard to be collectively evaluated for impairment for both quantitative and qualitative factors. The Company believes that attributing additional reserves to this pool of loans better reflects the perceived risk for the total loan portfolio going forward, due to the significant organic loan growth over the past 24 months, the increase in pass/watch rated credits, and increasing balances/concentrations in certain segments of the loan portfolio. Creating this new pool, increased the provision for loan losses by $1.4 million compared to the prior methodology.

The following table represents the effect on the loan loss provision as a result of these changes in methodology. It compares the methodology actually used for the year ended December 31, 2017to that used in prior periods.

	Calculated Provision	Calculated Provision
	Based on Current	Based on Prior
(Dollars in thousands)	Methodology	Methodology	Difference
Construction	$(303)	$(653)	$350
Residential real estate	736	753	(17)
Commercial real estate	53	(439)	492
Commercial	1,827	1,217	610
Consumer	(22)	(9)	(13)
Total	$2,291	$869	$1,422

The allowance for loan losses was 0.89% of total loans at December 31, 2017, compared to 1.00% at December 31, 2016.

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2017 and 2016. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2017
Impaired nonaccrual loans:
Construction	$3,100	$182	$2,821	$459	$3,181	$-
Residential real estate	1,620	1,482	-	-	3,191	-
Commercial real estate	795	149	-	-	542	-
Commercial	425	-	337	33	200	-
Consumer	-	-	-	-	41	-
Total	$5,940	$1,813	$3,158	$492	$7,155	$-

Impaired accruing TDRs:
Construction	$3,972	$3,038	$934	$41	$4,067	$101
Residential real estate	4,536	2,042	2,494	239	3,831	161
Commercial real estate	4,818	4,084	734	33	4,860	185
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,326	$9,164	$4,162	$313	$12,758	$447

Total impaired loans:
Construction	$7,072	$3,220	$3,755	$500	$7,248	$101
Residential real estate	6,156	3,524	2,494	239	7,022	161
Commercial real estate	5,613	4,233	734	33	5,402	185
Commercial	425	-	337	33	200	-
Consumer	-	-	-	-	41	-
Total	$19,266	$10,977	$7,320	$805	$19,913	$447

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2016
Impaired nonaccrual loans:
Construction	$7,247	$-	$3,818	$1,621	$5,707	$-
Residential real estate	4,013	1,957	1,946	166	3,500	-
Commercial real estate	1,801	959	193	117	2,144	-
Commercial	-	-	-	-	108	-
Consumer	99	99	-	-	106	-
Total	$13,160	$3,015	$5,957	$1,904	$11,565	$-

Impaired accruing TDRs:
Construction	$4,189	$3,479	$710	$18	$4,172	$96
Residential real estate	3,875	2,829	1,046	151	4,663	195
Commercial real estate	4,936	1,573	3,363	68	5,090	174
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,000	$7,881	$5,119	$237	$13,925	$465

Total impaired loans:
Construction	$11,436	$3,479	$4,528	$1,639	$9,879	$96
Residential real estate	7,888	4,786	2,992	317	8,163	195
Commercial real estate	6,737	2,532	3,556	185	7,234	174
Commercial	-	-	-	-	108	-
Consumer	99	99	-	-	106	-
Total	$26,160	$10,896	$11,076	$2,141	$25,490	$465

The following tables provide a roll-forward for troubled debt restructurings as of December 31, 2017 and December 31, 2016.

	1/1/2017						12/31/2017
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the year ended December 31, 2017
Accruing TDRs
Construction	$4,189	$-	$(25)	$-	$(58)	$(134)	$3,972	$41
Residential real estate	3,875	-	(333)	(89)	1,535	(452)	4,536	239
Commercial real estate	4,936	-	(118)	-	-	-	4,818	33
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(476)	$(89)	$1,477	$(586)	$13,326	$313

Nonaccrual TDRs
Construction	$3,818	$-	$(890)	$-	$(50)	$-	$2,878	$459
Residential real estate	1,603	-	(68)	-	(1,535)	-	-	-
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	345	(8)	-	-	-	337	33
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$345	$(966)	$-	$(1,585)	$-	$3,298	$492

Total	$18,504	$345	$(1,442)	$(89)	$(108)	$(586)	$16,624	$805

	1/1/2016						12/31/16
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the year ended December 31, 2016
Accruing TDRs
Construction	$4,069	$-	$120	$-	$-	$-	$4,189	$18
Residential real estate	5,686	565	(405)	-	(1,595)	(376)	3,875	151
Commercial real estate	5,740	495	(724)	(117)	(458)	-	4,936	68
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$15,495	$1,060	$(1,009)	$(117)	$(2,053)	$(376)	$13,000	$237

Nonaccrual TDRs
Construction	$4,960	$2,570	$(2,022)	$(590)	$(1,100)	$-	$3,818	$1,621
Residential real estate	445	117	(531)	(23)	1,595	-	1,603	156
Commercial real estate	-	-	(117)	(258)	458	-	83	-
Commercial	-	-	-	-	-	-	-	-
Consumer	23	-	(23)	-	-	-	-	-
Total	$5,428	$2,687	$(2,693)	$(871)	$953	$-	$5,504	$1,777

Total	$20,923	$3,747	$(3,702)	$(988)	$(1,100)	$(376)	$18,504	$2,014

The following tables provide information on loans that were modified and considered TDRs during 2017 and 2016.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For the year ended December 31, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	1	462	345	-
Consumer	-	-	-	-
Total	2	$1,222	$1,100	$-

For the year ended December 31, 2016
Construction	-	$-	$-	$-
Residential real estate	3	667	688	-
Commercial real estate	2	695	572	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$1,362	$1,260	$-

During the year ended December 31, 2017, there was one new TDR and one previously recorded TDR which was modified. The new TDR consisted of a reduction in principal, whereas, the previously recorded TDR consisted of a change in maturity date.

The following tables provide information on TDRs that defaulted during 2017 and 2016. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, charged-off, or foreclosure proceedings have commenced.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For the year ended December 31, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

For the year ended December 31, 2016
Construction	2	$590	$-
Residential real estate	1	23	-
Commercial real estate	2	375	-
Commercial	-	-	-
Consumer	-	-	-
Total	5	$988	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses along with loans rated pass/watch which are deemed to have higher credit risk than the remainder of the pass categories. At December 31, 2017, there were no nonaccrual loans classified as special mention or doubtful and $5.0 million of nonaccrual loans were identified as substandard. The comparable amounts at December 31, 2016 were special mention $0, substandard $9.0 million and doubtful $0, respectively.

The following tables provide information on loan risk ratings as of December 31, 2017 and 2016.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2017
Construction	$88,836	$30,674	$-	$6,236	$-	$125,746
Residential real estate	355,575	34,973	4,456	4,186	-	399,190
Commercial real estate	342,051	109,041	7,420	6,375	-	464,887
Commercial	72,440	24,102	308	434	-	97,284
Consumer	5,260	1,147	-	-	-	6,407
Total	$864,162	$199,937	$12,184	$17,231	$-	$1,093,514

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2016
Construction	$45,126	$27,515	$4,195	$7,166	$-	$84,002
Residential real estate	280,215	32,027	6,646	6,880	-	325,768
Commercial real estate	260,935	102,526	10,939	8,281	-	382,681
Commercial	49,697	21,616	857	265	-	72,435
Consumer	6,406	134	-	99	-	6,639
Total	$642,379	$183,818	$22,637	$22,691	$-	$871,525

The following tables provide information on the aging of the loan portfolio as of December 31, 2017 and 2016.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2017
Construction	$122,475	$268	$-	$-	$268	$3,003	$125,746
Residential real estate	394,653	1,589	1,045	421	3,055	1,482	399,190
Commercial real estate	460,998	1,061	2,461	218	3,740	149	464,887
Commercial	96,774	173	-	-	173	337	97,284
Consumer	6,395	6	6	-	12	-	6,407
Total	$1,081,295	$3,097	$3,512	$639	$7,248	$4,971	$1,093,514
Percent of total loans	98.8%	0.3%	0.3%	0.1%	0.7%	0.5%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2016
Construction	$80,079	$-	$105	$-	$105	$3,818	$84,002
Residential real estate	317,992	1,778	2,095	-	3,873	3,903	325,768
Commercial real estate	375,552	3,219	2,758	-	5,977	1,152	382,681
Commercial	72,272	19	134	10	163	-	72,435
Consumer	6,515	13	2	10	25	99	6,639
Total	$852,410	$5,029	$5,094	$20	$10,143	$8,972	$871,525
Percent of total loans	97.8%	0.6%	0.6%	-%	1.2%	1.0%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2017 and 2016. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(54)	(445)	(100)	(946)	(32)	-	(1,577)
Recoveries	30	40	31	215	25	-	341
Net charge-offs	(24)	(405)	(69)	(731)	(7)	-	(1,236)

Provision	(303)	736	53	1,827	(22)	-	2,291
Ending Balance	$2,460	$2,284	$2,594	$2,241	$202	$-	$9,781

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
2016
Allowance for credit losses:
Beginning Balance	$1,646	$2,181	$2,999	$558	$156	$776	$8,316

Charge-offs	(615)	(580)	(503)	(497)	(45)	-	(2,240)
Recoveries	35	298	25	428	16	-	802
Net charge-offs	(580)	(282)	(478)	(69)	(29)	-	(1,438)

Provision	1,721	54	89	656	104	(776)	1,848
Ending Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $530 thousand and $687 thousand as of December 31, 2017 and 2016. There were no residential real estate included in the balance of Other real estate owned at December 31, 2017 and $18 thousand included in the balance for two residential properties at December 31, 2016.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

NOTE 5. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Land	$7,884	$5,818
Buildings and land improvements	20,345	16,296
Furniture and equipment	6,240	6,746
	34,469	28,860
Accumulated depreciation	(11,415)	(12,302)
Total	$23,054	$16,558

Depreciation expense totaled $1.1 million, $1.0 million and $912 thousand for 2017, 2016, and 2015, respectively.

The Company leases facilities under operating leases. Rental expense for the years ended December 31, 2017, 2016, and 2015 was $717 thousand, $660 thousand and $650 thousand, respectively. Future minimum annual rental payments are approximately as follows:

(Dollars in thousands)
2018	$763
2019	680
2020	471
2021	429
2022	436
Thereafter	2,130
Total minimum lease payments	$4,909

NOTE 6. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Avon-Dixon Agency, LLC (“Avon-Dixon”), a wholly-owned insurance subsidiary of the Company, owns a 40% interest in a segregated portfolio of Eastern Re Ltd., SPC (“Eastern”), a specialty reinsurance company. This investment is measured using the equity method and is carried at cost, adjusted for Avon-Dixon’s equity ownership in Eastern’s net income or loss. At December 31, 2017 and 2016, the carrying value of the investment in Eastern was $789 thousand and $361 thousand, respectively. During 2017 and 2016, income recognized from the investment in Eastern was $428 thousand and $41 thousand, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2017 and 2016. On May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.0 million. The Insurance segment had goodwill of $10.1 million at the end of 2017 and $9.4 million at the end of 2016 due to an immaterial reclassification between goodwill and deferred taxes of $702 thousand identified during 2017. See Note 27 for further information regarding the Company’s business segments.

December 31, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(484)	216	4.6
Core deposit intangible	3,954	-	(231)	3,723	9.4
	6,459	(95)	(2,425)	3,939
Unamortizable
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$7,239	$(95)	$(2,425)	$4,719

December 31, 2016
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$15,235	$(2,637)	$(667)	$11,931	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,233)	37	0.4
Customer relationships	795	(95)	(438)	262	5.6
	2,505	(95)	(2,111)	299
Unamortizable
Carrier relationships	-	-	-	-	-
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$3,285	$(95)	$(2,111)	$1,079

The aggregate amortization expense was $314 thousand, $131 thousand, and $133 thousand for the years ended December 31, 2017, 2016, and 2015 respectively.

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

		Amortization
(Dollars in thousands)		Expense
Estimate for years ended December 31,	2018	$442
	2019	442
	2020	442
	2021	439
	2022	427
	Thereafter	1,747

NOTE 8. OTHER ASSETS

The Company had the following other assets at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Restricted securities	$3,735	$1,650
Accrued interest receivable	3,502	2,675
Deferred income taxes	1,935	7,040
Prepaid expenses	1,475	1,148
Cash surrender value on life insurance	3,637	2,589
Other assets	3,636	3,781
Total	$17,920	$18,883

NOTE 9. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Accrued interest payable	$65	$74
Other accounts payable	4,286	3,347
Deferred compensation liability	1,219	1,444
Other liabilities	39	415
Total	$5,609	$5,280

NOTE 10. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $25.3 million and $29.1 million at December 31, 2017 and 2016, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Due in one year or less	$142,880	$154,328
Due in one to three years	70,285	60,795
Due in three to five years	49,650	45,145
Total	$262,815	$260,268

As of December 31, 2017 and 2016, deposits, both direct and indirect, to directors, their associates and policy-making officers, totaled approximately $3.6 million and $4.6 million, respectively.

At December 31, 2017 we had $8.4 million in brokered deposits and $20.1 at December 31, 2016.

NOTE 11. SHORT-TERM BORROWINGS

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2017 and 2016.

	2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$3,324	0.49%	$5,753	0.24%
FHLB Advances	1,183	1.20	-	-
Overnight Fed Funds purchased	18	1.84	-	-

At Year End
Repurchase agreements	$6,072	0.78%	$3,203	0.25%
FHLB Advances	15,662	1.63	-	-
Overnight Fed Funds purchased	-	-	-	-

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

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in expense totaled $625 thousand, $539 thousand, and $491 thousand for 2017, 2016, and 2015, respectively.

NOTE 13. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 708,416 shares remained available for grant at December 31, 2017.

The following tables provide information on stock-based compensation expense for 2017, 2016, and 2015.

	December 31,
(Dollars in thousands)	2017	2016	2015
Stock-based compensation expense	$1,055	$334	$283
Excess tax benefits related to stock-based compensation	28	27	3

	December 31,
(Dollars in thousands)	2017	2016	2015
Unrecognized stock-based compensation expense	$801	$337	$222
Weighted average period unrecognized expense is expected to be recognized	1.0 years	0.9 years	1.5 years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three years ended December 31, 2017.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	17,066	$11.46	12,488	$8.74	14,251	$8.51
Granted	22,927	16.71	27,366	11.51	12,647	9.21
Vested	(24,080)	13.86	(22,788)	10.01	(14,410)	8.93
Cancelled	-	-	-	-	-	-
Nonvested at end of period	15,913	$15.39	17,066	$11.46	12,488	$8.74

The total fair value of restricted stock awards that vested was $334 thousand in 2017, $228 thousand in 2016, and $129 thousand in 2015.

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

The following table summarizes restricted stock units activity for the Company under the 2016 and 2006 Equity Plans for the three years ended December 31, 2017.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	46,342	$10.64	26,943	$9.49	-	$-
Granted	43,924	13.59	24,433	11.68	26,943	9.49
Vested	-	-	-	-	-	-
Forfeited	-	-	(5,034)	9.49	-	-
Outstanding at end of period	90,266	$12.08	46,342	$10.64	26,943	$9.49

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three years ended December 31, 2017.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices
Outstanding at beginning of period	62,086	$8.29	61,327	$8.05	27,108	$6.64
Granted	1,202	16.65	12,443	11.12	34,219	9.18
Exercised	(859)	6.64	(11,684)	6.64	-	-
Expired/Cancelled	-	-	-	-	-	-
Outstanding at end of period	62,429	$8.47	62,086	$8.29	61,327	$8.05

Exercisable at end of period	61,828	$8.40	58,756	$8.14	44,218	$7.62

The weighted average fair value of stock options granted during 2017 was $10.99, $5.03 for 2016 and $3.44 for 2015. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017 and 2016.

	2017	2016	2015
Dividend yield	0.84%	0.73%	-%
Expected volatility	64.80%	38.60%	32.00%
Risk-free interest rate	2.42%	1.75%	1.97%
Expected contract life (in years)	10 years	10 years	7 years

At December 31, 2017, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $513 thousand based on the $16.70 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2017. Similarly, the aggregate intrinsic value of the options exercisable was $513 thousand at December 31, 2017. The intrinsic value on options exercised during 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. The intrinsic value on options exercised in 2016 was $2 thousand based on the $11.35 market value per share of the Company’s common stock at February 8, 2016. At December 31, 2017, the weighted average remaining contract life of options outstanding and exercisable was 6.1 years.

NOTE 14. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected from time to time by the Compensation Committee of the Board of Shore Bancshares, Inc. Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by Shore Bancshares, Inc. will vest over a five-year period. There were no elective deferrals made by plan participants during 2017, 2016 or 2015.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2017, 2016, and 2015 and the related deferred compensation liability at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016	2015
Deferred compensation contribution	$-	$-	$-

	December 31,
(Dollars in thousands)	2017	2016
Deferred compensation liability	$393	$496

Shore United Bank assumed agreements held by the former CNB Bank under which its former directors had elected to defer part of their fees and compensation while serving on the former Board of CNB. The amounts deferred are invested in insurance policies, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Cash surrender value	$3,637	$3,552
Accrued benefit obligation	826	1,444

NOTE 15. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Advertising and marketing	$662	$528	$495
Other customer expense	393	279	172
Other expense	1,969	2,096	2,168
Other loan expense	271	247	351
Software expense	1,051	895	697
Travel and entertainment expense	387	315	303
Trust professional fees	529	539	625
Total noninterest expense	$5,262	$4,899	$4,811

NOTE 16. INCOME TAXES

The following table provides information on components of income tax expense for each of the three years ended December 31.

(Dollars in thousands)	2017	2016	2015
Current tax expense:
Federal	$4,047	$525	$247
State	-	19	287
	4,047	544	534
Deferred income tax expense:
Federal	2,903	4,486	3,369
State	1,573	1,231	505
	4,476	5,717	3,874

Total income tax expense	$8,523	$6,261	$4,408

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxes income tax and the base erosion tax, respectively. In addition, in 2017 the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares the necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Provisional amounts of the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

One-time transition tax

The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent foreign cash and certain other net current assets and 8% on the remaining earnings. The Company recorded a provisional amount for its one-time transitional tax liability and income tax expense of $100.1 thousand. The Company recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from its foreign subsidiary that is not regularly collected or analyzed.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, the Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced tax rate that will apply in future periods when these deferred taxes are settled or realized. The Company recognized a deferred tax reduction of $582 thousand to reflect the reduced U.S. tax rate and other effects of the Tax Act. Although the tax rate reduction is known, the Company has not collected the necessary data to complete its analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

The net tax expense recognized in 2017 related to the Tax Act was $582 thousand. As the Company completes its analysis of the Tax Act and incorporated additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it may identify additional effects not reflected as of December 31, 2017.

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense (benefit) for each of the three years ended December 31.

(Dollars in thousands)	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	34.0%
Tax effect of:
Tax-exempt income	(1.0)	(0.8)	(0.4)
Other non-deductible expenses	0.1	0.3	0.2
State income taxes, net of federal benefit	5.2	5.1	4.5
Tax impact from enacted change in tax rate	2.9	-	-
Other	0.9	(0.2)	(0.1)
Actual income tax expense rate	43.1%	39.4%	38.2%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31. The Company recorded a provisional adjustment to our U.S. deferred income taxes as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act.

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$2,625	$3,486
Reserve for off-balance sheet commitments	81	122
Net operating loss carry forward	741	2,232
Write-downs of other real estate owned	212	387
Deferred income	95	1,011
Unrealized losses on available-for-sale securities	460	630
Unrealized losses on available-for-sale securities transferred to held to maturity	20	42
AMT Credits	-	869
Other	635	1,192
Total deferred tax assets	4,869	9,971
Deferred tax liabilities:
Depreciation	408	239
Amortization on loans FMV adjustment	84	156
Purchase accounting adjustments	1,994	2,019
Deferred capital gain on branch sale	207	401
Other	241	116
Total deferred tax liabilities	2,934	2,931
Net deferred tax assets	$1,935	$7,040

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $12.1 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ended December 31, 2026 with limited amounts available through December 31, 2034.

No federal NOL exists as of December 31, 2017.

No valuation allowance on these deferred tax assets was recorded at December 31, 2017 and December 31, 2016 as management believes it is more likely than not that all deferred tax assets will be realized.

NOTE 17. EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to (allocable to) common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share.

(In thousands, except per share data)	2017	2016	2015
Net income	$11,262	$9,638	$7,108

Weighted average shares outstanding - basic	12,682	12,652	12,629

Dilutive effect of common stock equivalents-options	22	17	10

Dilutive effect of common stock equivalents-restricted stock units	14	-	-

Weighted average shares outstanding - diluted	12,718	12,669	12,639

Income per common share - basic	$0.89	$0.76	$0.56

Income per common share - diluted	$0.89	$0.76	$0.56

The calculations of diluted income per common share excluded no weighted average common stock equivalents, for all of the periods presented because the effect of including them would have anti-dilutive.

NOTE 18. REGULATORY CAPITAL REQUIREMENTS

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

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. At December 31, 2017 the capital conservation buffer was 1.25% and the Bank specific capital buffer was 4.36%.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2017, management believes that Shore Bancshares, Inc. and Shore United Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the Federal Reserve Bank categorized Shore Untied Bank, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

The minimum ratios for capital adequacy purposes are 5.75%, 7.25%, 9.25% and 4.000% for the common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, which includes a capital conservation buffer of 1.25% respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%, 8.00%, 10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively. Shore Bancshares, Inc., as a financial holding company, is subject to the well-capitalized requirement.

The following tables present the capital amounts and ratios for Shore Bancshares, Inc. and Shore United Bank as of December 31, 2017 and Shore Bancshares, Inc. and Shore United Bank as of December 31, 2016.

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2017	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Company	$132,370	$142,452	$1,112,259	$1,345,876	11.90%	11.90%	12.81%	9.84%
Shore United Bank	126,751	136,833	1,107,074	1,342,484	11.45%	11.45%	12.36%	9.44%

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2016	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Company	$140,897	$149,924	$893,116	$1,144,968	15.78%	15.78%	16.79%	12.31%
Shore United Bank	122,543	131,570	885,206	1,126,136	13.84%	13.84%	14.86%	10.88%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.

At December 31, 2017, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. The Bank did not pay any dividends to Shore Bancshares, Inc. during 2017. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2017 or 2016.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2017 and 2016.

		Unrealized gains
	Unrealized	(losses) on securities	Accumulated
	gains (losses) on	Available-for-sale	other
	available-for-sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2016	$(931)	$(62)	$(993)
Other comprehensive income (loss)	(105)	18	(87)
Reclassification of (gain) recognized	(3)	-	(3)
Reclassification of stranded tax effects from change in tax rate	(216)	(10)	(226)
Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)

Balance, December 31, 2015	$8	$(79)	$(71)
Other comprehensive income (loss)	(921)	17	(904)
Reclassification of (gain) recognized	(18)	-	(18)
Balance, December 31, 2016	$(931)	$(62)	$(993)

The following table presents the amounts reclassified out of each component of accumulated comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015.

Details about Accumulated Other
Comprehensive Income Components	Amount Reclassified from Accumulated			Affected Line Item in the Statement Where
(dollars in thousands)	Other Comprehensive Income			Net Income is Presented
	Year Ended December 31,
	2017	2016	2015
Realized (gains) on available for sale investment securities	$(5)	$(30)	$-	Gain on sales and calls of investment securities

Related income tax	$2	$12	-	Income tax expense
Total Reclassification for the Period	$(3)	$(18)	$-

NOTE 20. LINES OF CREDIT

The Bank had $15.0 million and $15.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2017 and 2016. In addition, the Bank had secured credit availability of approximately $205.6 million and $205.1 million from the Federal Home Loan Bank at December 31, 2017 and 2016, respectively. These lines of credit are paid for monthly on a fee basis of 0.08%. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Bank had short-term borrowings of $15.7 million from the Federal Home Loan Bank at December 31, 2017 and $0 at December 31, 2016.

NOTE 21. FAIR VALUE MEASUREMENTS

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2017 and 2016. No assets were transferred from one hierarchy level to another during 2017or 2016.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$45,332	$-	$45,332	$-
Mortgage-backed	150,965	-	150,965	-
Equity	658	-	658	-
Total	$196,955	$-	$196,955	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$34,318	$-	$34,318	$-
Mortgage-backed	128,944	-	128,944	-
Equity	640	-	640	-
Total	$163,902	$-	$163,902	$-

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31, 2017 and 2016, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assets in the following table were transferred during 2016 from Level 2 to Level 3, based on management’s reassessment an evaluation of the inputs in relation to impaired loans and foreclosed assets. This reassessment resulted in management’s conclusion that the inputs for these assets were more reflective of Level 3 as unobservable inputs and applied retrospectively to prior periods reported.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2017
Nonrecurring measurements:

Impaired loans	$510	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$6,005	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,794	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2016
Nonrecurring measurements:

Impaired loans	$8,935	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

Other real estate owned	$2,477	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Bank Owned Life Insurance

The carrying value of bank owned life insurance policies approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

Deposits and Short-Term Borrowings

The fair values of demand deposits, savings accounts, and certain money market deposits are the amounts payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. These estimates do not take into consideration the value of core deposit intangibles. Generally, the carrying amount of short-term borrowings is a reasonable estimate of fair value. The fair values of securities sold under agreements to repurchase, other short-term borrowings, and long-term debt are estimated using the rates offered for similar borrowings.

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

	December 31, 2017		December 31, 2016
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$31,820	$31,820	$75,938	$75,938

Level 2 inputs
Investment securities held to maturity	$6,247	$6,391	$6,808	$6,806
Restricted securities	3,735	3,735	1,650	1,650
Bank owned life insurance	3,637	3,637	3,552	3,552

Level 3 inputs
Loans, net	1,083,733	1,072,951	862,799	867,594

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$328,322	$328,322	$261,575	$261,575
Checking plus interest	231,898	231,898	203,724	203,724
Money market	223,123	223,123	181,871	181,871
Savings	156,623	156,623	90,051	90,051
Club	398	398	393	393
Certificates of deposit, $100,000 or more	107,343	105,691	120,602	119,914
Other time	155,074	151,339	139,273	135,940
Short-term borrowings	21,734	21,734	3,203	3,203

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

The following table provides information on commitments outstanding as of December 31, 2017 and 2016.

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commitments to extend credit	$206,065	$178,233
Letters of credit	7,142	8,024
Total	$213,207	$186,257

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

NOTE 23. RELATED PARTY TRANSACTIONS

Shore Bancshares Inc. and its bank and insurance subsidiaries on occasion rent ballroom space from the Tidewater Inn located in Easton Maryland, to hold company meetings and events. A director of the board of Shore Bancshares Inc. holds a 61% interest in a limited liability company which owns the Tidewater Inn. During 2017 and 2016, approximately $25 thousand and $16 thousand in expenses were paid for rental and catering services.

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

NOTE 25. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2017	2016
Assets
Cash	$683	$1,249
Investment securities available for sale, at fair value	1,127	11,846
Investment in subsidiaries	157,880	137,078
Premises and equipment, net	3,435	3,547
Other assets	2,209	3,160
Total assets	$165,334	$156,880

Liabilities
Accrued interest payable	$-	$1
Other liabilities	932	1,737
Short-term borrowings	666	-
Long-term debt	-	843
Total liabilities	1,598	2,581

Stockholders' equity
Common stock	127	127
Additional paid in capital	65,256	64,201
Retained earnings	99,662	90,964
Accumulated other comprehensive loss	(1,309)	(993)
Total stockholders' equity	163,736	154,299

Total liabilities and stockholders' equity	$165,334	$156,880

Condensed Statement of Income

For the Years Ended December 31,

(Dollars in thousands)	2017	2016	2015
Income
Dividends from subsidiaries	$1,000	$1,230	$1,045
Management and other fees from subsidiaries	7,811	8,960	8,723
Other income	94	278	228
Total income	8,905	10,468	9,996

Expenses
Interest expense	36	46	61
Salaries and employee benefits	4,799	6,296	5,536
Occupancy and equipment expense	592	559	531
Other operating expenses	2,878	2,507	3,009
Total expenses	8,305	9,408	9,137

Income before income tax benefit and equity in undistributed net income of subsidiaries	600	1,060	859
Income tax benefit	(138)	(58)	(65)
Income before equity in undistributed net income of subsidiaries	738	1,118	924

Equity in undistributed net income of subsidiaries	10,524	8,520	6,184
Net income	$11,262	$9,638	$7,108

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$11,262	$9,638	$7,108
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,524)	(8,520)	(6,184)
Depreciation and amortization	452	288	336
Stock-based compensation expense	1,055	334	283
Net decrease (increase) in other assets	843	(669)	(1,108)
Net (decrease) increase in other liabilities	(806)	533	328
Net cash provided by operating activities	2,282	1,604	763

Cash flows from investing activities:
Proceeds from maturities and principal payments of investment securities available for sale	534	2,171	1,418
Purchases of securities	-	(2,032)	(4,054)
Purchases of premises and equipment	(148)	(175)	(672)
Cash received from merged subsidiary	-	-	3,349
Payments for investments in and advances to subsidiary	(267)	-	-
Net cash provided by (used in) investing activities	119	(36)	41

Cash flows from financing activities:
Increase in short-term borrowings	666	-	-
Repayment of long-term debt	(843)	(500)	(500)
Proceeds from issuance of common stock	-	53	-
Common stock dividends paid	(2,790)	(1,771)	(506)
Net cash used in financing activities	(2,967)	(2,218)	(1,006)

Net decrease in cash and cash equivalents	(566)	(650)	(202)
Cash and cash equivalents at beginning of year	1,249	1,899	2,101
Cash and cash equivalents at end of year	$683	$1,249	$1,899

Supplemental cash flow information:
Transfer of available for sale securities to banking subsidiary	$10,233	$-	$-

NOTE 26. QUARTERLY FINANCIAL RESULTS (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the three years ended December 31, 2017.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2017
Interest income	$10,447	$11,449	$12,937	$12,968
Net interest income	9,933	10,900	12,326	12,369
Provision for credit losses	427	974	345	545
Income before income taxes	4,662	3,906	5,686	5,531
Net income	2,800	2,352	3,412	2,698

Basic earnings per common share	$0.22	$0.19	$0.27	$0.21
Diluted earnings per common share	$0.22	$0.19	$0.27	$0.21
Dividends paid per common share	$0.05	$0.05	$0.05	$0.07

2016
Interest income	$9,908	$10,003	$10,236	$10,505
Net interest income	9,243	9,383	9,658	9,965
Provision for credit losses	450	375	605	418
Income before income taxes	3,995	3,684	3,843	4,377
Net income	2,460	2,272	2,411	2,495

Basic earnings per common share	$0.19	$0.18	$0.19	$0.20
Diluted earnings per common share	$0.19	$0.18	$0.19	$0.20
Dividends paid per common share	$0.03	$0.03	$0.03	$0.05

2015
Interest income	$9,445	$9,542	$9,837	$10,047
Net interest income	8,539	8,683	9,010	9,293
Provision for credit losses	650	540	410	475
Income before income taxes	2,270	2,631	3,109	3,506
Net income	1,409	1,627	1,909	2,163

Basic earnings per common share	$0.11	$0.13	$0.15	$0.17
Diluted earnings per common share	$0.11	$0.13	$0.15	$0.17
Dividends paid per common share	$-	$-	$0.02	$0.02

Earnings per share are based on quarterly results and may not be additive to the annual earnings per share amounts.

NOTE 27. SEGMENT REPORTING

The Company operates two primary business segments: Community Banking and Insurance Products and Services. The Community Banking business provides services to consumers and small businesses in Maryland, Delaware and the Eastern Shore of Virginia through its 21-branch network. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

Selected financial information by business segments is included in the following table.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2017
Interest Income	$47,721	$-	$80	$47,801
Interest Expense	(2,273)	-	-	(2,273)
Provision for credit losses	(2,291)	-	-	(2,291)
Noninterest income	8,377	9,388	(15)	17,750
Noninterest expense	(25,570)	(7,517)	(8,115)	(41,202)
Net intersegment (expense) income	(6,973)	(677)	7,650	-
Income (loss) before taxes	18,991	1,194	(400)	19,785
Income tax (expense) benefit	(9,127)	466	138	(8,523)
Net Income (loss)	$9,864	$1,660	$(262)	$11,262

Total assets	$1,376,777	$11,063	$6,020	$1,393,860

2016
Interest Income	$40,400	$-	$252	$40,652
Interest Expense	(2,403)	-	-	(2,403)
Provision for credit losses	(1,848)	-	-	(1,848)
Noninterest income	7,935	8,710	-	16,645
Noninterest expense	(21,054)	(6,890)	(9,203)	(37,147)
Net intersegment (expense) income	(8,020)	(761)	8,781	-
Income (loss) before taxes	15,010	1,059	(170)	15,899
Income tax (expense) benefit	(5,887)	(432)	58	(6,261)
Net Income (loss)	$9,123	$627	$(112)	$9,638

Total assets	$1,132,861	$9,596	$17,814	$1,160,271

2015
Interest Income	$38,652	$-	$219	$38,871
Interest Expense	(3,346)	-	-	(3,346)
Provision for credit losses	(2,075)	-	-	(2,075)
Noninterest income	7,135	8,297	(16)	15,416
Noninterest expense	(21,480)	(6,984)	(8,886)	(37,350)
Net intersegment (expense) income	(7,718)	(781)	8,499	-
Income (loss) before taxes	11,168	532	(184)	11,516
Income tax (expense) benefit	(4,274)	(204)	70	(4,408)
Net Income (loss)	$6,894	$328	$(114)	$7,108

Total assets	$1,107,367	$9,984	$17,792	$1,135,143

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this item is in our Form 8-K dated September 25, 2017 and is incorporated by reference herein.

Item 9A.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2017 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2017. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2018 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2018 Annual Meeting of Stockholders:

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

The following table contains information about these equity compensation plans as of December 31, 2017.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
Plan Category	and rights	warrants, and rights	securities reflected in
	(a)	(b)	column (a)] ( c)
Equity compensation plans approved by security holders (1)	62,429	$8.36	708,416

Equity compensation plans not approved by security holders	-	-	-

Total	62,429	$8.36	708,416

(1)	In addition to stock options and stock appreciation rights, the 2016 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 50,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 30,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,000,000. As of December 31, 2017, the Company has granted 181,983 shares of restricted stock and 95,300 in restricted stock units that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2018 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2018 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2018 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income — Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Loss — Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows — Years Ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015

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

Shore Bancshares, Inc.

Date: March 16, 2018	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead	/s/ Frank E. Mason, III
Blenda W. Armistead, Director	Frank E. Mason, III, Director
March 16, 2018	March 16, 2018

/s/ Christopher F. Spurry	/s/ James A. Judge
Christopher F. Spurry, Director	James A. Judge, Director
March 16, 2018	March 16, 2018

/s/ Clyde V. Kelly, III	/s/ Jeffery E. Thompson
Clyde V. Kelly, III, Director	Jeffery E. Thompson, Director
March 16, 2018	March 16, 2018

/s/ David A. Fike	/s/ John H. Wilson
David A. Fike, Director	John H. Wilson, Director
March 16, 2018	March 16, 2018

/s/ David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr
March 16, 2018	Director, President, and Chief Executive Officer
(Principal Executive Officer)
/s/ David W. Moore	March 16, 2018
David W. Moore, Director
March 16, 2018	/s/ R. Michael Clemmer, Jr.
R. Michael Clemmer, Jr., Director
/s/ Edward C. Allen	March 16, 2018
Edward C. Allen
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)
March 16, 2018

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.1(iii)	Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iii)	Second Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iv)	Third Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10-K for the year ended December 31, 2010)

10.1	Amended and Restated Employment Agreement, dated June 16, 2011, between the Company and W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011).

10.2	Employment Agreement, dated June 16, 2011, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011)

10.3	Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007)

10.4	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007)

10.5	Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.6	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.7	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.8	Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006)

10.9	Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006)

10.10	Form of Amended and Restated Director Indexed Fee Continuation Plan Agreement between Centreville National Bank and Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.11	Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006)

10.12	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.13	First Amendment to The Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan for the benefit of W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.14	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319))

10.16	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))

10.17	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.18	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

10.19	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

10.20	Amended and Restated Employment Agreement, dated September 21, 2015, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2015).

10.21	Amended and Restated Employment Agreement, dated February 16, 2017, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 16, 2017)

10.22	Amended and Restated Employment Agreement, dated October 31, 2017, between Shore Bancshares, Inc. and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2017)

10.23	Employment Agreement, dated October 31, 2017, between Shore Bancshares, Inc. and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2017)

10.24	Employment Agreement, dated October 31, 2017, between Shore United Bank and Patrick M. Bilbrough (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 1, 2017)

10.25	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 1, 2017)

10.26	Change in Control Agreement, dated October 31, 2017, between The Avon-Dixon Agency, LLC and Richard C. Trippe (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 1, 2017)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

23.2	Consent of Dixon Hughes Goodman LLP (filed herewith)

23.3	Consent of Stegman & Company (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

