Form 10-K/A
period 2017-12-31
SHORE BANCSHARES INC
filed 2018-04-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Original Filing”), by Shore Bancshares, Inc. (the “Company”). Although referenced in the opinion of the Company’s independent auditors with respect to the financial statements, the full text of the opinion of the Company’s independent auditor with respect to its internal control over financial reporting was inadvertently omitted from the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 in this Form 10-K/A. Part IV, Item 15 has been included to reflect the consents of Yount, Hyde & Barbour, P.C., Dixon Hughes Goodman LLP and Stegman & Company, and updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

Except as described above, this Form 10-K/A does not revise, amend, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Winchester, Virginia
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Internal Control Over Financial Reporting

We have audited Shore Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

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

Shore Bancshares, Inc.

Date: April 9, 2018	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)

3.1(iii)	Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iii)	Second Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10-K for the year ended December 31, 2010)

3.2(iv)	Third Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10-K for the year ended December 31, 2010)

10.1	Amended and Restated Employment Agreement, dated June 16, 2011, between the Company and W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011).

10.2	Employment Agreement, dated June 16, 2011, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A for the quarter ended June 30, 2011 filed on November 14, 2011)

10.3	Amended Summary of Compensation Arrangement for William W. Duncan, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007, as amended by Form 8-K/A filed on May 3, 2007)

10.4	Summary of Compensation Arrangement between Centreville National Bank and F. Winfield Trice, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 13, 2007)

10.5	Employment Agreement between The Avon-Dixon Agency, LLC and Mark M. Freestate (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.6	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.7	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.8	Deferral Election, Investment Designation, and Beneficiary Designation Forms under the Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006)

10.9	Form of Centreville National Bank of Maryland Director Indexed Fee Continuation Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2006)

10.10	Form of Amended and Restated Director Indexed Fee Continuation Plan Agreement between Centreville National Bank and Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.11	Form of Centreville National Bank Life Insurance Endorsement Split Dollar Plan Agreement with Messrs. Freestate and Pierson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2006)

10.12	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.13	First Amendment to The Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan for the benefit of W. Moorhead Vermilye (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.14	Talbot Bank of Easton, Maryland Supplemental Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 25, 1998 (Registration No. 333-64319))

10.16	Talbot Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10 of the Company’s Registration Statement on Form S-8 filed May 4, 2001 (Registration No. 333-60214))

10.17	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.18	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

10.19	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

10.20	Amended and Restated Employment Agreement, dated September 21, 2015, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2015).

10.21	Amended and Restated Employment Agreement, dated February 16, 2017, between the Company and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 16, 2017)

10.22	Amended and Restated Employment Agreement, dated October 31, 2017, between Shore Bancshares, Inc. and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2017)

10.23	Employment Agreement, dated October 31, 2017, between Shore Bancshares, Inc. and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 1, 2017)

10.24	Employment Agreement, dated October 31, 2017, between Shore United Bank and Patrick M. Bilbrough (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 1, 2017)

10.25	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 1, 2017)

10.26	Change in Control Agreement, dated October 31, 2017, between The Avon-Dixon Agency, LLC and Richard C. Trippe (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 1, 2017)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

23.2	Consent of Dixon Hughes Goodman LLP (filed herewith)

23.3	Consent of Stegman & Company (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

