Form 10-Q
period 2018-03-31
SHORE BANCSHARES INC
filed 2018-05-10
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,747,182 shares of common stock outstanding as of April 30, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$12,752	$21,534
Interest-bearing deposits with other banks	29,243	10,286
Cash and cash equivalents	41,995	31,820
Investment securities:
Available-for-sale, at fair value	183,259	196,955
Held to maturity, at amortized cost - fair value of $6,223 (2018) and $6,391 (2017)	6,162	6,247
Equity securities, at fair value	651	-

Loans	1,119,937	1,093,514
Less: allowance for credit losses	(9,918)	(9,781)
Loans, net	1,110,019	1,083,733

Premises and equipment, net	23,188	23,054
Goodwill	27,618	27,618
Other intangible assets, net	4,608	4,719
Other real estate owned, net	1,569	1,794
Other assets	22,537	17,920
TOTAL ASSETS	$1,421,606	$1,393,860

LIABILITIES
Deposits:
Noninterest-bearing	$323,849	$328,322
Interest-bearing	853,213	874,459
Total deposits	1,177,062	1,202,781

Short-term borrowings	72,993	21,734
Other liabilities	6,574	5,609
TOTAL LIABILITIES	1,256,629	1,230,124

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,735,919 (including 10,435 unvested
restricted stock) (2018) and 12,688,224 (including 15,913 unvested restricted stock) (2017)	127	127
Additional paid in capital	65,399	65,256
Retained earnings	102,829	99,662
Accumulated other comprehensive (loss)	(3,378)	(1,309)
TOTAL STOCKHOLDERS' EQUITY	164,977	163,736
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,421,606	$1,393,860

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$12,044	$9,550
Interest and dividends on investment securities:
Taxable	1,021	827
Tax-exempt	-	2
Interest on deposits with other banks	38	68
Total interest income	13,103	10,447

INTEREST EXPENSE
Interest on deposits	548	511
Interest on short-term borrowings	226	3
Total interest expense	774	514

NET INTEREST INCOME	12,329	9,933
Provision for credit losses	489	427

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	11,840	9,506

NONINTEREST INCOME
Service charges on deposit accounts	905	834
Trust and investment fee income	400	361
Insurance agency commissions	2,694	2,819
Other noninterest income	930	793
Total noninterest income	4,929	4,807

NONINTEREST EXPENSE
Salaries and wages	5,473	4,502
Employee benefits	1,517	1,240
Occupancy expense	781	625
Furniture and equipment expense	287	233
Data processing	897	872
Directors' fees	114	80
Amortization of other intangible assets	111	33
FDIC insurance premium expense	205	164
Other real estate owned (income) expense, net	(46)	65
Legal and professional	464	660
Other noninterest expenses	1,659	1,177
Total noninterest expense	11,462	9,651

INCOME BEFORE INCOME TAXES	5,307	4,662
Income tax expense	1,249	1,862

NET INCOME	$4,058	$2,800

Earnings per common share - Basic	$0.32	$0.22
Earnings per common share - Diluted	0.32	0.22
Dividends paid per common share	0.07	0.05

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended
	March 31,
	2018	2017

Net Income	$4,058	$2,800

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(2,866)	1,216
Tax effect	793	(478)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	7	8
Tax effect	(3)	(4)
Net of tax amount	(2,069)	742

Total other comprehensive (loss) income	(2,069)	742
Comprehensive income	$1,989	$3,542

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Net Income	-	-	4,058	-	4,058

Other comprehensive loss	-	-	-	(2,069)	(2,069)

Stock-based compensation	-	143	-	-	143

Cash dividends declared	-	-	(891)	-	(891)

Balances, March 31, 2018	$127	$65,399	$102,829	$(3,378)	$164,977

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net Income	-	-	2,800	-	2,800

Other comprehensive income	-	-	-	742	742

Stock-based compensation	-	418	-	-	418

Cash dividends declared	-	-	(633)	-	(633)

Balances, March 31, 2017	$127	$64,619	$93,131	$(251)	$157,626

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,058	$2,800
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(134)	-
Provision for credit losses	489	427
Depreciation and amortization	450	356
Net amortization of securities	181	183
Stock-based compensation expense	143	418
Deferred income tax expense	265	1,583
(Gains) losses on sales and valuation adjustments on other real estate owned	(55)	55
Net changes in:
Accrued interest receivable	256	(78)
Other assets	(4,417)	(1,422)
Accrued interest payable	72	(7)
Other liabilities	893	(472)
Net cash provided by operating activities	2,201	3,843

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	10,003	9,528
Purchases of investment securities available for sale	-	(22,661)
Purchases of equity securities	(3)
Proceeds from maturities and principal payments of investment securities held to maturity	91	94
Net change in loans	(26,678)	(20,565)
Purchases of premises and equipment	(405)	(531)
Proceeds from sales of other real estate owned	280	69
Net cash used in investing activities	(16,712)	(34,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(4,473)	5,036
Interest-bearing deposits	(21,209)	(983)
Short-term borrowings	51,259	(284)
Common stock dividends paid	(891)	(633)
Net cash provided by financing activities	24,686	3,136
Net increase (decrease) in cash and cash equivalents	10,175	(27,087)
Cash and cash equivalents at beginning of period	31,820	75,938
Cash and cash equivalents at end of period	$41,995	$48,851

Supplemental cash flows information:
Interest paid	$739	$521
Income taxes paid	$-	$-
Transfers from loans to other real estate owned	$-	$-
Unrealized (loss) gain on securities available for sale	$(2,866)	$1,216
Amortization of unrealized loss on securities transferred from
available for sale to held to maturity	$7	$8

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2018, the consolidated results of income and comprehensive income for the three months ended March 31, 2018 and 2017, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2018 and 2017, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2017 were derived from the 2017 audited financial statements. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2017. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statement, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this ASU are effective for fiscal years after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Leases and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU No. 2016-02 will have on its consolidated financial statements. The Company has put together a team to inventory all leases and accumulate the lease data necessary to apply the amended guidance.

ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit losses, which will be more decision useful to users of the financial statements. It is not expected that an entity will need to create an economic forecast over the entire contractual life of long-dated financial assets. Therefore, the amendments will allow an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The amendments retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than a write-down. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and held to maturity securities. At this time, the Company has established a project management team which is in the process of developing an adoption process and understanding this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

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

ASU 2018-03 - In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The adoption of ASU No. 2018-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Business Combination

Northwest Bank Branch Acquisition

On May 19, 2017, the Bank purchased three branches from Northwest Bank (“NWBI”) located in Arbutus, Elkridge, and Owings Mills, Maryland. Pursuant to the transaction, the Bank acquired $122.9 million in loans and $212.5 million in deposits, as well as the branch premises and equipment. In connection with its purchase of the branches from NWBI, the Bank received a cash payment from NWBI of $64.0 million, which was net of a premium paid on deposits of $17.2 million. In addition to the premium paid on deposits, other costs associated with the acquisition totaled $977 thousand. This acquisition provides the Bank with the opportunity to enhance its footprint in Maryland by extending its branch network across the Chesapeake Bay to the greater Baltimore area communities of Elkridge, Owings Mills and Arbutus.

The Company has accounted for the branch purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date.

The acquired assets and assumed liabilities of the NWBI branches were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of the NWBI branches. Management evaluated expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Deposits were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Premises were based on recent appraised values, whereas equipment was acquired based on the remaining book value from NWBI, which approximated fair value. Management engaged independent outside experts to provide the fair value estimates. Subsequent to the purchase, Management made a measurement period adjustment for deferred taxes related to intangible assets of $291 thousand.

The following table provides the purchase price as of the acquisition date of May 19, 2017, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $15.0 million recorded from the acquisition:

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Net Income	$4,058	$2,800
Weighted average shares outstanding - Basic	12,715	12,670
Dilutive effect of common stock equivalents-options	16	21
Dilutive effect of common stock equivalents-restricted stock units	-	16
Weighted average shares outstanding - Diluted	12,731	12,707
Earnings per common share - Basic	$0.32	$0.22
Earnings per common share - Diluted	$0.32	$0.22

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017.

Note 4 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2018
U.S. Government agencies	$42,691	$14	$792	$41,913
Mortgage-backed	145,131	122	3,907	141,346
Total	$187,822	$136	$4,699	$183,259

December 31, 2017
U.S. Government agencies	$45,806	$23	$497	$45,332
Mortgage-backed	152,198	157	1,390	150,965
Equity	666	-	8	658
Total	$198,670	$180	$1,895	$196,955

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $651 thousand at March 31, 2018.

Held-to-maturity securities:
March 31, 2018
U.S. Government agencies	$1,759	$-	$1	$1,758
States and political subdivisions	1,403	32	-	1,435
Other Debt securities (1)	3,000	30	-	3,030
Total	$6,162	$62	$1	$6,223

December 31, 2017
U.S. Government agencies	$1,844	$21	$-	$1,865
States and political subdivisions	1,403	47	-	1,450
Other Debt securities (1)	3,000	76	-	3,076
Total	$6,247	$144	$-	$6,391
(1)	On December 15, 2016, the Company bought $3.0 million in subordinated notes with a fixed to floating rate of 6.5% from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
Available-for-sale securities:
U.S. Government agencies	$37,263	$740	$2,949	$52	$40,212	$792
Mortgage-backed	107,070	2,774	26,467	1,133	133,537	3,907
Total	$144,333	$3,514	$29,416	$1,185	$173,749	$4,699

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available-for-sale securities:
U.S. Government agencies	$37,550	$453	$5,956	$44	$43,506	$497
Mortgage-backed	96,622	700	28,215	690	124,837	1,390
Equity securities	-	-	666	8	666	8
Total	$134,172	$1,153	$34,837	$742	$169,009	$1,895

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were eighty-three available-for-sale securities and one held-to-maturity security in an unrealized loss position at March 31, 2018.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2018.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,001	$7,966	$-	$-
Due after one year through five years	34,771	33,969	901	925
Due after five years through ten years	41,353	40,242	3,502	3,540
Due after ten years	103,697	101,082	1,759	1,758
Total	$187,822	$183,259	$6,162	$6,223

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Construction	$130,455	$125,746
Residential real estate	401,359	399,190
Commercial real estate	477,805	464,887
Commercial	104,266	97,284
Consumer	6,052	6,407
Total loans	1,119,937	1,093,514
Allowance for credit losses	(9,918)	(9,781)
Total loans, net	$1,110,019	$1,083,733

Loans are stated at their principal amount outstanding net of any purchase premiums, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $644 thousand and discounts on acquired loans of $1.8 million at March 31, 2018. Loans included deferred costs, net of deferred fees, of $609 thousand and discounts on acquired loans of $1.8 million at December 31, 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income. Also included in total loans at March 31, 2018 and December 31, 2017 were $104.8 million and $108.1 million in loans acquired in the second quarter of 2017 as part of the NWBI branch acquisition.

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

In the normal course of banking business, risks related to specific loan categories are as follows:

Construction loans – Construction loans are offered primarily to builders and individuals to finance the construction of single family dwellings. In addition, the Bank periodically finances the construction of commercial projects. Credit risk factors include the borrower’s ability to successfully complete the construction on time and within budget, changing market conditions which could affect the value and marketability of projects, changes in the borrower’s ability or willingness to repay the loan and potentially rising interest rates which can impact both the borrower’s ability to repay and the collateral value.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2018 and December 31, 2017.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
March 31, 2018
Loans individually evaluated for impairment	$3,977	$5,969	$6,426	$363	$-	$16,735
Loans collectively evaluated for impairment	126,478	395,390	471,379	103,903	6,052	1,103,202
Total loans	$130,455	$401,359	$477,805	$104,266	$6,052	$1,119,937

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$469	$237	$36	$59	$-	$801
Loans collectively evaluated for impairment	2,072	2,122	2,607	2,099	217	9,117
Total allowance	$2,541	$2,359	$2,643	$2,158	$217	$9,918

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2017
Loans individually evaluated for impairment	$6,975	$6,018	$4,967	$337	$-	$18,297
Loans collectively evaluated for impairment	118,771	393,172	459,920	96,947	6,407	1,075,217
Total loans	$125,746	$399,190	$464,887	$97,284	$6,407	$1,093,514

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$500	$239	$33	$33	$-	$805
Loans collectively evaluated for impairment	1,960	2,045	2,561	2,208	202	8,976
Total allowance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2018 and December 31, 2017. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded		March 31, 2018
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
March 31, 2018
Impaired nonaccrual loans:
Construction	$3,092	$181	$2,806	$428	$2,989	$-
Residential real estate	2,122	1,096	703	14	1,625	-
Commercial real estate	2,506	1,860	-	-	720	-
Commercial	455	-	363	59	345	-
Consumer	-	-	-	-	-	-
Total	$8,175	$3,137	$3,872	$501	$5,679	$-

Impaired accruing TDRs:
Construction	$990	$57	$933	$41	$2,977	$13
Residential real estate	4,170	1,805	2,365	223	4,292	46
Commercial real estate	4,566	3,839	727	36	4,650	41
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$9,726	$5,701	$4,025	$300	$11,919	$100

Total impaired loans:
Construction	$4,082	$238	$3,739	$469	$5,966	$13
Residential real estate	6,292	2,901	3,068	237	5,917	46
Commercial real estate	7,072	5,699	727	36	5,370	41
Commercial	455	-	363	59	345	-
Consumer	-	-	-	-	-	-
Total	$17,901	$8,838	$7,897	$801	$17,598	$100

		Recorded	Recorded		March 31, 2017
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2017
Impaired nonaccrual loans:
Construction	$3,100	$182	$2,821	$459	$3,717	$-
Residential real estate	1,620	1,482	-	-	4,010	-
Commercial real estate	795	149	-	-	721	-
Commercial	425	-	337	33	-	-
Consumer	-	-	-	-	99	-
Total	$5,940	$1,813	$3,158	$492	$8,547	$-

Impaired accruing TDRs:
Construction	$3,972	$3,038	$934	$41	$4,182	$30
Residential real estate	4,536	2,042	2,494	239	3,762	43
Commercial real estate	4,818	4,084	734	33	4,908	57
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,326	$9,164	$4,162	$313	$12,852	$130

Total impaired loans:
Construction	$7,072	$3,220	$3,755	$500	$7,899	$30
Residential real estate	6,156	3,524	2,494	239	7,772	43
Commercial real estate	5,613	4,233	734	33	5,629	57
Commercial	425	-	337	33	-	-
Consumer	-	-	-	-	99	-
Total	$19,266	$10,977	$7,320	$805	$21,399	$130

The following tables provide a roll-forward for troubled debt restructurings as of March 31, 2018 and March 31, 2017.

	1/1/2018						3/31/2018
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended March 31, 2018
Accruing TDRs
Construction	$3,972	$-	$(3)	$(379)	$-	$(2,600)	$990	$41
Residential real estate	4,536	-	(25)	-	(154)	(187)	4,170	223
Commercial real estate	4,818	-	(33)	-	-	(219)	4,566	36
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,326	$-	$(61)	$(379)	$(154)	$(3,006)	$9,726	$300

Nonaccrual TDRs
Construction	$2,878	$-	$(16)	$-	$-	$-	$2,862	$428
Residential real estate	-	-	-	-	154	-	154	-
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	337	-	(4)	-	-	-	333	29
Consumer	-	-	-	-	-	-	-	-
Total	$3,298	$-	$(20)	$-	$154	$-	$3,432	$457

Total	$16,624	$-	$(81)	$(379)	$-	$(3,006)	$13,158	$757

	1/1/2017						3/31/2017
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended March 31, 2017
Accruing TDRs
Construction	$4,189	$-	$(10)	$-	$-	$-	$4,179	$17
Residential real estate	3,875	-	(82)	(89)	-	-	3,704	148
Commercial real estate	4,936	-	(37)	-	-	-	4,899	84
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(129)	$(89)	$-	$-	$12,782	$249

Nonaccrual TDRs
Construction	$3,818	$-	$(190)	$-	$-	$-	$3,628	$666
Residential real estate	1,603	-	(22)	-	-	-	1,581	134
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$-	$(212)	$-	$-	$-	$5,292	$800

Total	$18,504	$-	$(341)	$(89)	$-	$-	$18,074	$1,049

The following tables provide information on loans that were modified and considered TDRs during the three months ended March 31, 2018 and March 31, 2017.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For three months ended March 31, 2018
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For three months ended March 31, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	1	$760	$755	$-

During the three months ended March 31, 2018, there were no new TDR’s or previously recorded TDR’s which were modified.

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the three months ended March 31, 2018 and March 31, 2017. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For three months ended March 31, 2018
Construction	1	$379	$-
Residential real estate	1	154	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$533	$-

For three months ended March 31, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. The Company added pass/watch credits to an existing pool that included loans that are risk rated as special mention and substandard to be collectively evaluated for impairment for both quantitative and qualitative factors at December 31, 2017. The Company believes that attributing additional reserves to this pool of loans better reflects the perceived risk for the total loan portfolio going forward, due to the significant organic loan growth over the past 24 months, the increase in pass/watch rated credits, and increasing balances/concentrations in certain segments of the loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. They are assigned higher risk ratings than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At March 31, 2018, there were no nonaccrual loans classified as special mention or doubtful and $7.0 million of nonaccrual loans were identified as substandard. Similarly, at December 31, 2017, there were no nonaccrual loans classified as special mention or doubtful and $5.0 million of nonaccrual loans were identified as substandard.

The following tables provide information on loan risk ratings as of March 31, 2018 and December 31, 2017.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
March 31, 2018
Construction	$95,124	$32,090	$-	$3,241	$-	$130,455
Residential real estate	358,433	34,517	4,106	4,303	-	401,359
Commercial real estate	358,804	106,099	4,855	8,047	-	477,805
Commercial	76,772	26,764	303	427	-	104,266
Consumer	5,180	872	-	-	-	6,052
Total	$894,313	$200,342	$9,264	$16,018	$-	$1,119,937

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2017
Construction	$88,836	$30,674	$-	$6,236	$-	$125,746
Residential real estate	355,575	34,973	4,456	4,186	-	399,190
Commercial real estate	342,051	109,041	7,420	6,375	-	464,887
Commercial	72,440	24,102	308	434	-	97,284
Consumer	5,260	1,147	-	-	-	6,407
Total	$864,162	$199,937	$12,184	$17,231	$-	$1,093,514

The following tables provide information on the aging of the loan portfolio as of March 31, 2018 and December 31, 2017.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
March 31, 2018
Construction	$127,220	$229	$19	$-	$248	$2,987	$130,455
Residential real estate	396,981	1,310	1,208	61	2,579	1,799	401,359
Commercial real estate	473,594	827	1,524	-	2,351	1,860	477,805
Commercial	103,433	120	350	-	470	363	104,266
Consumer	6,047	3	2	-	5	-	6,052
Total	$1,107,275	$2,489	$3,103	$61	$5,653	$7,009	$1,119,937
Percent of total loans	98.9%	0.2%	0.3%	-%	0.5%	0.6%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2017
Construction	$122,475	$268	$-	$-	$268	$3,003	$125,746
Residential real estate	394,653	1,589	1,045	421	3,055	1,482	399,190
Commercial real estate	460,998	1,061	2,461	218	3,740	149	464,887
Commercial	96,774	173	-	-	173	337	97,284
Consumer	6,395	6	6	-	12	-	6,407
Total	$1,081,295	$3,097	$3,512	$639	$7,248	$4,971	$1,093,514
Percent of total loans	98.8%	0.3%	0.3%	0.1%	0.7%	0.5%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for March 31, 2018 and March 31, 2017. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended March 31, 2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$-	$9,781

Charge-offs	(379)	(138)	-	-	(10)	-	(527)
Recoveries	9	13	10	143	-	-	175
Net charge-offs	(370)	(125)	10	143	(10)	-	(352)

Provision	451	200	39	(226)	25	-	489
Ending Balance	$2,541	$2,359	$2,643	$2,158	$217	$-	$9,918

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended March 31, 2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(29)	(223)	-	(65)	-	-	(317)
Recoveries	7	11	11	58	4	-	91
Net charge-offs	(22)	(212)	11	(7)	4	-	(226)

Provision	(475)	390	291	200	21	-	427
Ending Balance	$2,290	$2,131	$2,912	$1,338	$256	$-	$8,927

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $654 thousand and $530 thousand as of March 31, 2018 and December 31, 2017, respectively. There were no residential properties included in the balance of other real estate owned at March 31, 2018 or December 31, 2017.

All TDRs were in compliance with their modified terms and there are no further commitments associated with these loans as of March 31, 2018 and December 31, 2017.

Note 6 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2018 and December 31, 2017. On May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.0 million.

March 31, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(496)	204	4.4
Core deposit intangible	3,954	-	(330)	3,624	9.2
	6,459	(95)	(2,536)	3,828
Unamortizable
Trade name	780	-	-	780	-
Total other intangible assets	$7,239	$(95)	$(2,536)	$4,608

December 31, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(484)	216	4.6
Core deposit intangible	3,954	-	(231)	3,723	9.4
	6,459	(95)	(2,425)	3,939
Unamortizable
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$7,239	$(95)	$(2,425)	$4,719

The aggregate amortization expense was $111 thousand and $33 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively.

At March 31, 2018, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)
2018	$442
2019	442
2020	442
2021	439
2022	427
2023	395
Thereafter	1,240
Total amortizing intangible assets	$3,828

Note 7 – Other Assets

The Company had the following other assets at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Restricted securities	$6,099	$3,735
Accrued interest receivable	3,246	3,502
Deferred income taxes	2,460	1,935
Prepaid expenses	1,580	1,475
Cash surrender value on life insurance	3,650	3,637
Other assets	5,502	3,636
Total	$22,537	$17,920

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$2,692	$2,625
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	452	741
Write-downs of other real estate owned	267	212
Deferred income	126	95
Unrealized losses on available-for-sale securities	1,253	460
Unrealized losses on available-for-sale securities transferred to held to maturity	17	20
Other	636	635
Total deferred tax assets	5,524	4,869
Deferred tax liabilities:
Depreciation	443	408
Amortization on loans FMV adjustment	79	84
Acquisition accounting adjustments	2,076	1,994
Deferred capital gain on branch sale	205	207
Other	261	241
Total deferred tax liabilities	3,064	2,934
Net deferred tax assets	$2,460	$1,935

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $7.2 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ending December 31, 2026 with limited amounts available through December 31, 2034.

No valuation allowance on these deferred tax assets was recorded at March 31, 2018 and December 31, 2017 as management believes it is more likely than not that all deferred tax assets will be realized.

Note 8 – Other Liabilities

The Company had the following other liabilities at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Accrued interest payable	$137	$65
Other accounts payable	3,947	4,286
Deferred compensation liability	1,211	1,219
Other liabilities	1,279	39
Total	$6,574	$5,609

Note 9 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 665,745 shares remained available for grant at March 31, 2018.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2018 and 2017.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Stock-based compensation expense	$143	$418
Excess tax benefits related to stock-based compensation	135	2

	As of
	March 31,
(Dollars in thousands)	2018	2017
Unrecognized stock-based compensation expense	$871	$345
Weighted average period unrecognized expense is expected to be recognized	1.5 years	0.1 years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	15,913	$15.39
Granted	2,248	18.12
Vested	(7,726)	17.25
Cancelled	-	-
Nonvested at end of period	10,435	$14.75

The fair value of restricted stock awards that vested during the first three months of 2018 and 2017 was $133 thousand and 113 thousand, respectively.

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

During 2018, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2020. Assuming the performance metric is achieved, these awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 13,188 shares and 52,769 shares, assuming a certain performance metric is met. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2017, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2019. Assuming the performance metric is achieved, these awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 12,703 shares and 50,830 shares, assuming a certain performance metric is met. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2016, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2018. Assuming the performance metric is achieved, these awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 12,214 shares and 48,871 shares, assuming a certain performance metric is met. In addition, two members of the long-term incentive plan from 2015 forfeited their RSUs due to leaving the Company before the end of the vesting period. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	90,266	$12.08
Granted	26,381	17.36
Vested	(40,423)	9.49
Forfeited	-	-
Outstanding at end of period	76,224	$15.28

The fair value of restricted stock units that vested during the first three months of 2018 and 2017 was $695 thousand and $0, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	62,429	$8.48
Granted	-	-
Exercised	(35,180)	7.54
Expired/Cancelled	-	-
Outstanding at end of period	27,249	$9.68

Exercisable at end of period	27,249	$9.68

There were no stock options granted for the three months ended March 31, 2018. The weighted average fair value of stock options granted during the three months ended March 31, 2017 was $10.99. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017.

2017
Dividend yield	0.84%
Expected volatility	64.80%
Risk-free interest rate	2.42%
Expected contract life (in years)	10 years

At the end of the first quarter of 2018, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $250 thousand based on the $18.86 market value per share of the Company’s common stock at March 31, 2018. Similarly, the aggregate intrinsic value of the options exercisable was $250 thousand at March 31, 2018. The intrinsic value on options exercised during the three months ended March 31, 2018 was $365 thousand based on the $17.92 market value per share of the Company’s common stock at January 31, 2018. The intrinsic value on options exercised in 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. At March 31, 2018, the weighted average remaining contract life of options outstanding was 7.1 years.

Note 10 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Other comprehensive income	(2,073)	4	(2,069)
Balance, March 31, 2018	$(3,328)	$(50)	$(3,378)

Balance, December 31, 2016	$(931)	$(62)	$(993)
Other comprehensive income	738	4	742
Balances, March 31, 2017	$(193)	$(58)	$(251)

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

Equity Securities

Fair value measurement for equity securities is based on quoted market prices retrieved by the Company via on-line resources. Although these securities have readily available fair market values, the Company deems that they be classified as level 2 investments in the fair value hierarchy due to not being considered traded in a highly active market.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. No assets were transferred from one hierarchy level to another during the first three months of 2018 or 2017.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Securities available for sale:
U.S. Government agencies	$41,913	$-	$41,913	$-
Mortgage-backed	141,346	-	141,346	-
	183,259	-	183,259	-
Equity	651	-	651	-
Total	$183,910	$-	$183,910	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$45,332	$-	$45,332	$-
Mortgage-backed	150,965	-	150,965	-
Equity	658	-	658	-
Total	$196,955	$-	$196,955	$-

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
March 31, 2018
Nonrecurring measurements:

Impaired loans	$1,200	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$5,896	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,569	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2017
Nonrecurring measurements:

Impaired loans	$510	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$6,005	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,794	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following table provides information on the estimated fair values of the Company’s financial assets and liabilities that are reported in the balance sheets not recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. The financial assets and liabilities have been segregated by their classification level in the fair value hierarchy.

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$41,995	$41,995	$31,820	$31,820

Level 2 inputs
Investment securities held to maturity	$6,162	$6,223	$6,247	$6,391
Restricted securities	6,099	6,099	3,735	3,735
Bank owned life insurance	3,650	3,650	3,637	3,637

Level 3 inputs
Loans, net (1)	$1,110,019	$1,088,575	$1,083,733	$1,072,951

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$323,849	$323,849	$328,322	$328,322
Checking plus interest	222,170	222,170	231,898	231,898
Money market	224,129	224,129	223,123	223,123
Savings	158,944	158,944	156,623	156,623
Club	802	802	398	398
Certificates of deposit, $100,000 or more	99,068	96,959	107,343	105,691
Other time	148,100	143,490	155,074	151,339
Short-term borrowings	72,993	72,993	21,734	21,734

(1)	Carrrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The following table provides information on commitments outstanding at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$232,787	$206,065
Letters of credit	7,419	7,142
Total	$240,206	$213,207

Note 13 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses in Maryland, Delaware and Virginia through its 21 branch network and two loan production offices. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

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

The following table includes selected financial information by business segments for the first three months of 2018 and 2017.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
2018
Interest Income	$13,097	$-	$6	$13,103
Interest Expense	(774)	-	-	(774)
Provision for credit losses	(489)	-	-	(489)
Noninterest income	2,140	2,789	-	4,929
Noninterest expense	(7,347)	(2,000)	(2,115)	(11,462)
Net intersegment (expense) income	(1,831)	(145)	1,976	-
Income (loss) before taxes	4,796	644	(133)	5,307
Income tax (expense) benefit	(1,257)	(169)	177	(1,249)
Net Income (loss)	$3,539	$475	$44	$4,058

Total assets, March 31, 2018	$1,403,355	$12,874	$5,377	$1,421,606

2017
Interest Income	$10,387	$-	$60	$10,447
Interest Expense	(514)	-	-	(514)
Provision for credit losses	(427)	-	-	(427)
Noninterest income	1,883	2,924	-	4,807
Noninterest expense	(5,861)	(1,809)	(1,981)	(9,651)
Net intersegment (expense) income	(1,677)	(198)	1,875	-
Income (loss) before taxes	3,791	917	(46)	4,662
Income tax (expense) benefit	(1,513)	(367)	18	(1,862)
Net Income (loss)	$2,278	$550	$(28)	$2,800

Total assets, March 31, 2017	$1,150,411	$9,345	$7,141	$1,166,897

Note 14 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or at the end of the month through a direct charge to customers’ accounts.

Trust and Investment Fee Income

Trust and investment fee income are primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Insurance Agency Commissions

Insurance income primarily consists of commissions received on insurance premiums from customer policies. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailer fees on individual insurance policies.

Other Noninterest Income

Other noninterest income consists of: fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that rentals and renewals of safe deposit boxes will be recognized on a monthly basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$905	$834
Trust and investment fee income	400	361
Insurance agency commissions	2,694	2,819
Other noninterest income	873	717
Noninterest Income (in-scope of Topic 606)	4,872	4,731
Noninterest Income (out-of-scope of Topic 606)	57	76
Total Noninterest Income	$4,929	$4,807

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”)). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2017 Annual Report.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2017 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses, goodwill and other intangible assets, deferred tax assets, and fair value are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 of the 2017 Annual Report describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality - Provision for Credit Losses and Risk Management section below.

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

OVERVIEW

The Company reported net income of $4.1 million for the first quarter of 2018, or diluted income per common share of $0.32, compared to net income of $2.8 million, or diluted income per common share of $0.22, for the first quarter of 2017. For the fourth quarter of 2017, the Company reported net income of $2.7 million, or diluted income per common share of $0.21. When comparing the first quarter of 2018 to the first quarter of 2017, the primary reasons for improved net income were a decrease in the federal income tax rate of 35% to 21%, an increase in net interest income of $2.4 million, and an increase in noninterest income of $122 thousand, partially offset by an increase in noninterest expenses of $1.8 million. When comparing the first quarter of 2018 to the fourth quarter of 2017, the higher net income was primarily attributable to the lower enacted tax rate, the one-time adjustment for re-measurement of the net deferred tax assets in the fourth quarter of 2017 and an increase in noninterest income of $590 thousand, partially offset by an increase in noninterest expenses of $830 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.4 million for the first quarter of 2018 and $10.0 million for the first quarter of 2017. Tax-equivalent net interest income was also $12.4 million for the fourth quarter of 2017. The increase in net interest income for the first quarter of 2018 when compared to the first quarter of 2017 was primarily due to an increase in interest income of $2.6 million, or 25.0%, partially offset by an increase in interest expense of $260 thousand, or 50.6%. Although net interest income remained flat when compared to the fourth quarter of 2017, interest income increased $102 thousand which was offset by an increase in interest expense of $175 thousand. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin increased in the first quarter of 2018 to 3.83% when compared to both the first and fourth quarter of 2017 of 3.71% and 3.81%, respectively.

Interest Income

On a tax-equivalent basis, interest income increased $2.6 million, or 25.0%, for the first quarter of 2018 when compared to the first quarter of 2017. The increase was primarily due to a $2.5 million, or 25.6%, increase in interest income and fees on loans. This increase was due to a $225.4 million, or 25.6%, increase in the average balance of loans which primarily resulted from the purchase of 122.9 million in loans from NWBI in the second quarter of 2017 and organic loan growth of $91.6 million. The average yield on loans remained relatively unchanged increasing 1 bp for the current quarter. Interest and dividends on taxable investment securities increased $194 thousand, or 23.5%, during the first quarter of 2018 compared to the same period last year, primarily the result of a $19.4 million, or 10.9% increase in the average balance of taxable investment securities which was partially funded by the excess cash received from the branch purchase.

On a tax-equivalent basis, interest income increased $102 thousand, or less than 1%, for the first quarter of 2018 when compared to the fourth quarter of 2017. The slight increase was primarily due to a $156 thousand, or 1.3%, increase in interest income and fees on loans. Although this was not a significant increase, there were two less days of earning interest in the first quarter of 2018 when compared to the fourth quarter of 2017. The average yield on loans decreased 1 bp, which was also impacted by the fewer days in the first quarter. Interest and dividends on taxable investment securities decreased $27 thousand, or 2.6%, and interest-bearing deposits with other banks decreased $27 thousand, or 50.9% during the first quarter of 2018 compared to the linked quarter, mainly the result of declining security balances used to fund loan growth.

Interest Expense

Interest expense increased $260 thousand, or 50.6%, when comparing the first quarter of 2018 to the first quarter of 2017. The increase in interest expense was due to an increase in the average balance of total interest-bearing deposits of $124.0 million, or 17.0%, primarily the result of the acquisition of interest-bearing deposits from NWBI amounting to $177.9 million in the second quarter of 2017, which had a balance of $181.2 million at March 31, 2018. Despite the significant increase in average interest-bearing deposits, the rates paid on these deposits declined 2 bps. The average balance on noninterest-bearing deposits increased $61.7 million, or 24.2%, and the average balance on short-term borrowings increased $52.4 million, or 1,263.5%. The increase in short-term borrowings was the result of loan demand outpacing deposit growth in the near-term, which increased the cost of funding 7 bps when compared to the first quarter of 2017.

Interest expense increased $175 thousand, or 29.2%, when comparing the first quarter of 2018 to the fourth quarter of 2017. The increase in interest expense was due to an increase in short-term borrowings of $50.5 million, or 829.6%, the result of funding higher than anticipated loan growth for the current quarter. Interest expense on interest-bearing deposits decreased $38 thousand, or 6.5% which contributed to a 1bp decline in the overall cost of deposit funds when comparing the first quarter 2018 to the fourth quarter 2017.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2018 and 2017.

	For Three Months Ended			For Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,106,213	$12,072	4.43%	$880,791	$9,610	4.43%
Investment securities:
Taxable	197,285	1,021	2.07	177,864	827	1.86
Tax-exempt	-	-	-	210	3	5.38
Interest-bearing deposits	9,751	38	1.60	34,069	68	0.80
Total earning assets	1,313,249	13,131	4.06%	1,092,934	10,508	3.90%
Cash and due from banks	16,384			13,907
Other assets	76,336			50,763
Allowance for credit losses	(9,968)			(8,847)
Total assets	$1,396,001			$1,148,757

Interest-bearing liabilities
Demand deposits	$216,808	125	0.23%	$195,005	69	0.14%
Money market and savings deposits	380,890	117	0.13	276,175	88	0.13
Certificates of deposit $100,000 or more	101,929	126	0.50	118,970	157	0.54
Other time deposits	152,321	180	0.48	137,832	197	0.58
Interest-bearing deposits	851,948	548	0.26	727,982	511	0.28
Short-term borrowings	56,586	226	1.62	4,150	3	0.27
Total interest-bearing liabilities	908,534	774	0.35%	732,132	514	0.28%
Noninterest-bearing deposits	316,665			254,974
Other liabilities	5,732			5,377
Stockholders' equity	165,070			156,274
Total liabilities and stockholders' equity	$1,396,001			$1,148,757

Net interest spread		$12,357	3.71%		$9,994	3.62%
Net interest margin			3.83%			3.71%

Tax-equivalent adjustment
Loans		$28			$60
Investment securities		-			1
Total		$28			$61

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, for the first quarter of 2018 and 35.0% for all quarters during 2017, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2018 increased $122 thousand, or 2.5%, when compared to the first quarter of 2017. The increase from the first quarter of 2017 was due to higher service charges and fees on deposit accounts primarily due to the increase in deposits from the Northwest acquisition in the second quarter of 2017, higher trust and investment income and a positive result on an insurance agency investment recorded in other income, partially offset by lower insurance agency commissions. Noninterest income increased $590 thousand, or 13.6%, when compared to the fourth quarter of 2017 mainly due to higher insurance agency commissions from contingency payments which are typically earned in the first quarter of each year, partially offset by a decrease of $96 thousand from an insurance agency investment.

Noninterest Expense

Total noninterest expense for the first quarter of 2018 increased $1.8 million, or 18.8%, when compared to the first quarter of 2017. The increase in noninterest expenses for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to operating four additional branches, increases in employee benefits due to the higher insurance premiums paid for group insurance and higher salaries and wages due to pay increases implemented in the first quarter of 2018. These increases were partially offset by a decrease in other real estate owned expenses of $111 thousand and lower legal and professional fees of $196 thousand due primarily to expenses incurred in the first quarter of 2017 related to the Northwest branch acquisition. Total noninterest expenses increased $830 thousand, or 7.8%, when compared to the fourth quarter of 2017. The increase in noninterest expense compared to the fourth quarter of 2017 was primarily due to higher costs associated with employee benefits, which included higher insurance premiums for group insurance and federal unemployment insurance which is usually paid in the first two quarters of the year.

Provision for Credit Losses

The provision for credit losses was $489 thousand for the first quarter of 2018, $427 thousand for the first quarter of 2017 and $545 thousand for the fourth quarter of 2017. The higher level of provision for credit losses when comparing the first quarter of 2018 to the first quarter of 2017 was driven by growth and a significant charge-off during the current quarter of $379 thousand that was not previously included as a specific reserve. This charge-off related to a TDR in which the underlying collateral was sold for $2.6 million. The provision for credit losses slightly decreased in the first quarter of 2018 over the fourth quarter of 2017 due to improving credit quality. Net charge-offs were $352 thousand for the first quarter of 2018, $226 thousand for the first quarter of 2017 and $59 thousand for the fourth quarter of 2017. The ratio of annualized net charge-offs to average loans was 0.13% for the first quarter of 2018, compared to 0.10% for the first quarter of 2017 and 0.02% for the fourth quarter of 2017.

Income Taxes

For the first quarter of 2018 the recently enacted Tax Act lowered the federal income tax rate on corporations from 35.0% to 21.0% effective January 1, 2018. This reduction in the federal income tax rate had a significant impact on the Company in the first quarter of 2018. The Company reported income tax expense of $1.3 million for the first quarter of 2018, compared to $1.9 million for the first quarter of 2017 and $2.8 million for the fourth quarter of 2017. The effective tax rate was 23.5% for the first quarter of 2018, 39.9% for the first quarter of 2017 and 51.2% for the fourth quarter of 2017 which required a one-time re-measurement of the net deferred tax assets.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.1 billion at March 31, 2018 and December 31, 2017, an increase of $26.4 million, or 2.4%. The increase was primarily due to organic growth of $13.0 million in commercial real estate, $7.0 million in commercial loans and $4.7 million in construction loans. Loans included deferred costs, net of deferred fees, of $644 thousand and discounts on acquired loans of $1.8 million at March 31, 2018 and $609 thousand and $1.8 million at December 31, 2017. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $130.5 million, or 11.6% of total loans, at March 31, 2018, higher than the $125.7 million, or 11.5% of total loans at December 31, 2017. Commercial real estate loans were $477.8 million, or 42.7% of total loans, at March 31, 2018, compared to $464.9 million, or 42.5% of total loans at December 31, 2017.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2018, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 294.3% of total risk based capital. At such time, construction, land and land development loans represented 92.3% of total risk based capital.

The commercial real estate portfolio (including construction) has increased 94.2% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

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

Net charge-offs were $352 thousand for the first quarter of 2018 and $226 thousand for the first quarter of 2017. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.89% for both March 31, 2018 and December 31, 2017, and 1.00% for March 31, 2017. The decrease in such ratio at March 31, 2018 compared to March 31, 2017 was due to the performing loans acquired in the NWBI transaction with no associated allowance since they were recorded at fair value. The allowance for credit losses as a percentage of period-end loans, excluding the acquired loans from NWBI was 0.97% at March 31, 2017. Management believes that the provision for credit losses and the resulting allowance are adequate to provide for probable losses inherent in our loan portfolio at March 31, 2018.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2018 and 2017.

	At or for Three Months
	Ended March 31,
(Dollars in thousands)	2018	2017
Allowance balance - beginning of period	$9,781	$8,726
Charge-offs:
Construction	(379)	(29)
Residential real estate	(138)	(223)
Commercial real estate	-	-
Commercial	-	(65)
Consumer	(10)	-
Total	(527)	(317)

Recoveries:
Construction	9	7
Residential real estate	13	11
Commercial real estate	10	11
Commercial	143	58
Consumer	-	4
Totals	175	91
Net charge-offs	(352)	(226)
Provision for credit losses	489	427
Allowance balance - end of period	$9,918	$8,927

Average loans outstanding during the period	$1,106,213	$880,791
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.13%	0.10%
Allowance for credit losses at period end as a percentage of total period end loans	0.89%	1.00%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets increased $1.2 million to $8.6 million at March 31, 2018 from $7.4 million at December 31, 2017, primarily due an increase in nonaccrual loans of $2.0 million, which was primarily the result of one commercial real estate customer with outstanding indebtedness to the Bank of $2.0 million, all of which is categorized as nonaccrual. Accruing TDRs decreased $3.6 million to $9.7 million at March 31, 2018 from $13.3 million at December 31, 2017. This decrease was primarily due to a significant nonaccrual TDR, the underlying collateral of which was sold to another borrower. This transaction resulted in a charge-off during the current period of $379 thousand. The ratio of nonaccrual loans to total loans increased to 0.63% at March 31, 2018 from 0.45% at December 31, 2017.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonperforming assets
Nonaccrual loans
Construction	$2,987	$3,003
Residential real estate	1,799	1,482
Commercial real estate	1,860	149
Commercial	363	337
Consumer	-	-
Total nonaccrual loans	7,009	4,971
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	61	421
Commercial real estate	-	218
Commercial	-	-
Consumer	-	-
Total loans 90 days or more past due and still accruing	61	639
Other real estate owned	1,569	1,794
Total nonperforming assets	$8,639	$7,404

Accruing TDRs
Construction	$990	$3,972
Residential real estate	4,170	4,536
Commercial real estate	4,566	4,818
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$9,726	$13,326

Total nonperforming assets and accruing TDRs	$18,365	$20,730

As a percent of total loans:
Nonaccrual loans	0.63%	0.45%
Accruing TDRs	0.87%	1.22%
Nonaccrual loans and accruing TDRs	1.49%	1.67%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.77%	0.68%
Nonperforming assets and accruing TDRs	1.64%	1.89%

As a percent of total assets:
Nonaccrual loans	0.49%	0.36%
Nonperforming assets	0.61%	0.53%
Accruing TDRs	0.68%	0.96%
Nonperforming assets and accruing TDRs	1.29%	1.49%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2018 and December 31, 2017, 97% of the portfolio was classified as available for sale and 3% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased securities as available for sale. See Note 4 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $190.1 million at March 31, 2018, a $13.1 million, or 6.5%, decrease since December 31, 2017. The decrease was due to the non-reinvestment of cash received from the investment portfolio utilized to fund loan growth for the current quarter. At the end of March 2018, 74.4% of the securities available for sale were mortgage-backed and 22.1% were U.S. Government agencies, compared to 74.3%, and 22.3%, respectively, at year-end 2017. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2018 were $1.2 billion, a $25.7 million, or 2.1%, decrease when compared to the level at December 31, 2017. The decrease was primarily the result of municipal deposits which have a tendency to decrease in the first quarter of the year and increase during tax assessment periods throughout the year, coupled with a decline in time deposits from customers seeking higher rates. The Company experienced decreases in interest-bearing checking deposits of $9.7 million, time deposits of $14.8 million and noninterest-bearing deposits of $4.5 million, partially offset by an increase in money market and savings deposits of $3.3 million.

Short-Term Borrowings

Short-term borrowings at March 31, 2018 and December 31, 2017 were $73.0 million and $21.7 million, respectively. The increase in short-term borrowings was the result of significant loan growth during the quarter while experiencing an outflow of deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2018 and December 31, 2017, short-term borrowings included only repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the investment portfolio, loan repayments and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $10.2 million for the first three months of 2018 compared to a decrease of $27.1 million for the first three months of 2017. The increase in cash and cash equivalents in 2018 was mainly due to short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at March 31, 2018 and December 31, 2017. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $156.7 million and $205.6 million at March 31, 2018 and December 31, 2017, respectively. These lines of credit are paid for monthly on a fee basis of 0.08%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $1.2 million to $165.0 million at March 31, 2018 when compared to December 31, 2017 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2018, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc. and Shore United Bank as of March 31, 2018 and December 31, 2017.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2018	ratio	ratio	capital ratio	capital ratio
Company	9.95%	11.90%	11.90%	12.80%
Shore United Bank	9.59%	11.49%	11.49%	12.39%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2017	ratio	ratio	capital ratio	capital ratio
Company	9.84%	11.90%	11.90%	12.81%
Shore United Bank	9.44%	11.45%	11.45%	12.36%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2017 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2017.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2018 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2018.

There was no change in our internal control over financial reporting during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the 2017 Annual Report. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2017 Annual Report.

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

SHORE BANCSHARES, INC.

Date: May 10, 2018	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Edward C. Allen
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

