Form 10-Q
period 2018-06-30
SHORE BANCSHARES INC
filed 2018-08-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,748,273 shares of common stock outstanding as of July 31, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Cash and due from banks	$19,420	$21,534
Interest-bearing deposits with other banks	24,059	10,286
Cash and cash equivalents	43,479	31,820
Investment securities:
Available-for-sale, at fair value	175,566	196,955
Held to maturity, at amortized cost - fair value of $6,162 (2018)
and $6,391 (2017)	6,168	6,247
Equity securities, at fair value	652	-

Loans	1,156,884	1,093,514
Less: allowance for credit losses	(10,121)	(9,781)
Loans, net	1,146,763	1,083,733

Premises and equipment, net	23,307	23,054
Goodwill	27,618	27,618
Other intangible assets, net	4,369	4,719
Other real estate owned, net	1,569	1,794
Other assets	22,223	17,920
TOTAL ASSETS	$1,451,714	$1,393,860

LIABILITIES
Deposits:
Noninterest-bearing	$326,634	$328,322
Interest-bearing	848,465	874,459
Total deposits	1,175,099	1,202,781

Short-term borrowings	102,741	21,734
Other liabilities	5,759	5,609
TOTAL LIABILITIES	1,283,599	1,230,124

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,747,182 (including 9,933 unvested
restricted stock) (2018) and 12,688,224 (including 15,913 unvested restricted stock) (2017)	127	127
Additional paid in capital	65,562	65,256
Retained earnings	106,193	99,662
Accumulated other comprehensive (loss)	(3,767)	(1,309)
TOTAL STOCKHOLDERS' EQUITY	168,115	163,736
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,451,714	$1,393,860

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$12,631	$10,441	$24,675	$19,991
Interest and dividends on investment securities:
Taxable	982	937	2,003	1,764
Tax-exempt	-	1	-	3
Interest on deposits with other banks	61	70	99	138
Total interest income	13,674	11,449	26,777	21,896

INTEREST EXPENSE
Interest on deposits	580	538	1,128	1,049
Interest on short-term borrowings	461	11	687	14
Total interest expense	1,041	549	1,815	1,063

NET INTEREST INCOME	12,633	10,900	24,962	20,833
Provision for credit losses	418	974	907	1,401

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	12,215	9,926	24,055	19,432

NONINTEREST INCOME
Service charges on deposit accounts	947	878	1,852	1,712
Trust and investment fee income	414	372	814	733
Insurance agency commissions	2,151	2,032	4,845	4,851
Other noninterest income	1,028	897	1,958	1,690
Total noninterest income	4,540	4,179	9,469	8,986

NONINTEREST EXPENSE
Salaries and wages	5,383	4,803	10,856	9,305
Employee benefits	1,369	1,127	2,886	2,367
Occupancy expense	755	629	1,536	1,254
Furniture and equipment expense	275	284	562	517
Data processing	720	1,015	1,617	1,887
Directors' fees	152	102	266	182
Amortization of other intangible assets	239	55	350	88
FDIC insurance premium expense	214	45	419	209
Other real estate owned (income) expense, net	5	108	(41)	163
Legal and professional	505	702	969	1,362
Other noninterest expenses	1,211	1,329	2,870	2,516
Total noninterest expense	10,828	10,199	22,290	19,850

INCOME BEFORE INCOME TAXES	5,927	3,906	11,234	8,568
Income tax expense	1,536	1,554	2,785	3,416

NET INCOME	$4,391	$2,352	$8,449	$5,152

Earnings per common share - Basic	$0.34	$0.19	$0.66	$0.41
Earnings per common share - Diluted	0.34	0.19	0.66	0.41
Dividends paid per common share	0.08	0.05	0.15	0.10

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net Income	$4,391	$2,352	$8,449	$5,152

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(550)	723	(3,416)	1,939
Tax effect	149	(302)	942	(780)

Amortization of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	8	8	15	16
Tax effect	(2)	(4)	(5)	(8)
Net of tax amount	(395)	425	(2,464)	1,167

Total other comprehensive (loss) income	(395)	425	(2,464)	1,167
Comprehensive income	$3,996	$2,777	$5,985	$6,319

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

For the Six Months Ended June 30, 2018 and 2017

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Cumulative effect adjustment (ASU 2016-01)	-	-	(6)	6	-

Net Income	-	-	8,449	-	8,449

Other comprehensive (loss)	-	-	-	(2,464)	(2,464)

Stock-based compensation	-	306	-	-	306

Cash dividends declared		-	(1,912)	-	(1,912)

Balances, June 30, 2018	$127	$65,562	$106,193	$(3,767)	$168,115

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net Income	-	-	5,152	-	5,152

Other comprehensive income	-	-	-	1,167	1,167

Stock-based compensation	-	590	-	-	590

Cash dividends declared	-	-	(1,268)	-	(1,268)

Balances, June 30, 2017	$127	$64,791	$94,848	$174	$159,940

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,449	$5,152
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(310)	-
Provision for credit losses	907	1,401
Depreciation and amortization	1,030	1,132
Net amortization of securities	339	(18)
Stock-based compensation expense	306	590
Deferred income tax expense	558	2,783
(Gains) on sales and valuation adjustments on other real estate owned	(55)	158
Fair value adjustment on equity securities	13	-
Net changes in:
Accrued interest receivable	473	(190)
Other assets	(4,532)	(2,123)
Accrued interest payable	202	(20)
Other liabilities	(52)	(1,992)
Net cash provided by operating activities	7,328	6,873

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities
available for sale	16,979	20,007
Purchases of investment securities available for sale	-	(56,124)
Purchases of equity securities	(7)	-
Proceeds from maturities and principal payments of investment securities
held to maturity	91	304
Net change in loans	(63,740)	(41,323)
Purchases of premises and equipment	(798)	(933)
Proceeds from sales of other real estate owned	280	125
Cash received in branch acquisition (net of cash paid)	-	64,045
Net cash used in investing activities	(47,195)	(13,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(1,688)	15,301
Interest-bearing deposits	(25,881)	(28,988)
Short-term borrowings	81,007	122
Common stock dividends paid	(1,912)	(1,268)
Net cash provided by (used in) financing activities	51,526	(14,833)
Net increase (decrease) in cash and cash equivalents	11,659	(21,859)
Cash and cash equivalents at beginning of period	31,820	75,938
Cash and cash equivalents at end of period	$43,479	$54,079

Supplemental cash flows information:
Interest paid	$1,726	$1,083
Income taxes paid	$2,825	$2,000
Unrealized (loss) on securities available for sale	$(3,416)	$(380)
Amortization of unrealized loss on securities transferred from
available for sale to held to maturity	$15	$16

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2018, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2018 and 2017, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2018 and 2017, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2017 were derived from the 2017 audited financial statements. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2017. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, accretable yield and carrying value for all NWBI loans as of the acquisition date.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017

Net Income	$4,391	$2,352	$8,449	$5,152
Weighted average shares outstanding - Basic	12,744	12,681	12,730	12,676
Dilutive effect of common stock equivalents-options	13	21	13	21
Dilutive effect of common stock equivalents-restricted stock units	-	33	-	33
Weighted average shares outstanding - Diluted	12,757	12,735	12,743	12,730
Earnings per common share - Basic	$0.34	$0.19	$0.66	$0.41
Earnings per common share - Diluted	$0.34	$0.19	$0.66	$0.41

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

Note 4 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2018
U.S. Government agencies	$42,578	$7	$858	$41,727
Mortgage-backed	138,111	132	4,404	133,839
Total	$180,689	$139	$5,262	$175,566

December 31, 2017
U.S. Government agencies	$45,806	$23	$497	$45,332
Mortgage-backed	152,198	157	1,390	150,965
Equity	666	-	8	658
Total	$198,670	$180	$1,895	$196,955

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $652 thousand at June 30, 2018 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(13) thousand for the six months ended June 30, 2018.

Held-to-maturity securities:
June 30, 2018
U.S. Government agencies	$1,766	$-	$10	$1,756
States and political subdivisions	1,402	24	-	1,426
Other Debt securities (1)	3,000	-	20	2,980
Total	$6,168	$24	$30	$6,162

December 31, 2017
U.S. Government agencies	$1,844	$21	$-	$1,865
States and political subdivisions	1,403	47	-	1,450
Other Debt securities (1)	3,000	76	-	3,076
Total	$6,247	$144	$-	$6,391

(1)	On December 15, 2016, the Company bought $3.0 million in subordinated notes with a fixed to floating rate of 6.5% from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
Available-for-sale securities:
U.S. Government agencies	$34,287	$702	$6,845	$156	$41,132	$858
Mortgage-backed	90,504	2,813	35,001	1,591	125,505	4,404
Total	$124,791	$3,515	$41,846	$1,747	$166,637	$5,262

Held-to-maturity securities:
U.S. Government agencies	$2,979	$20	$1,756	$10	$4,735	$30

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available-for-sale securities:
U.S. Government agencies	$37,550	$453	$5,956	$44	$43,506	$497
Mortgage-backed	96,622	700	28,215	690	124,837	1,390
Equity securities	-	-	666	8	666	8
Total	$134,172	$1,153	$34,837	$742	$169,009	$1,895

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were eighty-two available-for-sale securities and two held-to-maturity security in an unrealized loss position at June 30, 2018.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2018.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,001	$7,975	$-	$-
Due after one year through five years	34,608	33,748	901	918
Due after five years through ten years	51,945	50,293	3,501	3,488
Due after ten years	86,135	83,550	1,766	1,756
Total	$180,689	$175,566	$6,168	$6,162

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Construction	$137,318	$125,746
Residential real estate	407,278	399,190
Commercial real estate	497,707	464,887
Commercial	108,229	97,284
Consumer	6,352	6,407
Total loans	1,156,884	1,093,514
Allowance for credit losses	(10,121)	(9,781)
Total loans, net	$1,146,763	$1,083,733

Loans are stated at their principal amount outstanding net of any purchase premiums, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $719 thousand and discounts on acquired loans of $1.7 million at June 30, 2018. Loans included deferred costs, net of deferred fees, of $609 thousand and discounts on acquired loans of $1.8 million at December 31, 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2018 and December 31, 2017.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
June 30, 2018
Loans individually
evaluated for impairment	$3,969	$5,692	$6,383	$333	$-	$16,377
Loans collectively
evaluated for impairment	133,349	401,586	491,324	107,896	6,352	1,140,507
Total loans	$137,318	$407,278	$497,707	$108,229	$6,352	$1,156,884

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$443	$201	$38	$29	$-	$711
Loans collectively
evaluated for impairment	2,150	1,949	2,807	2,181	323	9,410
Total allowance	$2,593	$2,150	$2,845	$2,210	$323	$10,121

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2017
Loans individually
evaluated for impairment	$6,975	$6,018	$4,967	$337	$-	$18,297
Loans collectively
evaluated for impairment	118,771	393,172	459,920	96,947	6,407	1,075,217
Total loans	$125,746	$399,190	$464,887	$97,284	$6,407	$1,093,514

Allowance for credit
losses allocated to:
Loans individually
evaluated for impairment	$500	$239	$33	$33	$-	$805
Loans collectively
evaluated for impairment	1,960	2,045	2,561	2,208	202	8,976
Total allowance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2018 and December 31, 2017. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken.

		Recorded	Recorded		Quarter-to-date	Year-to-date
	Unpaid	investment	investment		average	average
	principal	with no	with an	Related	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
June 30, 2018
Impaired nonaccrual loans:
Construction	$3,093	$201	$2,781	$392	$2,982	$2,987
Residential real estate	1,838	1,589	-	-	1,590	1,504
Commercial real estate	2,500	1,853	-	-	1,853	1,286
Commercial	425	-	333	29	332	344
Consumer	-	-	-	-	-	-
Total	$7,856	$3,643	$3,114	$421	$6,757	$6,121

Impaired accruing TDRs:
Construction	$987	$55	$932	$51	$291	$1,634
Residential real estate	4,103	1,710	2,393	201	4,839	4,565
Commercial real estate	4,530	1,604	2,926	38	4,541	4,596
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$9,620	$3,369	$6,251	$290	$9,671	$10,795

Total impaired loans:
Construction	$4,080	$256	$3,713	$443	$3,273	$4,621
Residential real estate	5,941	3,299	2,393	201	6,429	6,069
Commercial real estate	7,030	3,457	2,926	38	6,394	5,882
Commercial	425	-	333	29	332	344
Consumer	-	-	-	-	-	-
Total	$17,476	$7,012	$9,365	$711	$16,428	$16,916

					June 30, 2017
		Recorded	Recorded		Quarter-to-date	Year-to-date
	Unpaid	investment	investment		average	average
	principal	with no	with an	Related	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
December 31, 2017
Impaired nonaccrual loans:
Construction	$3,100	$182	$2,821	$459	$3,153	$3,435
Residential real estate	1,620	1,482	-	-	3,870	3,940
Commercial real estate	795	149	-	-	670	696
Commercial	425	-	337	33	115	57
Consumer	-	-	-	-	66	82
Total	$5,940	$1,813	$3,158	$492	$7,874	$8,210

Impaired accruing TDRs:
Construction	$3,972	$3,038	$934	$41	$4,040	$4,111
Residential real estate	4,536	2,042	2,494	239	3,409	3,585
Commercial real estate	4,818	4,084	734	33	4,869	4,888
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,326	$9,164	$4,162	$313	$12,318	$12,584

Total impaired loans:
Construction	$7,072	$3,220	$3,755	$500	$7,193	$7,546
Residential real estate	6,156	3,524	2,494	239	7,279	7,525
Commercial real estate	5,613	4,233	734	33	5,539	5,584
Commercial	425	-	337	33	115	57
Consumer	-	-	-	-	66	82
Total	$19,266	$10,977	$7,320	$805	$20,192	$20,794

The following tables provide a roll-forward for troubled debt restructurings as of June 30, 2018 and June 30, 2017.

	1/1/2018						6/30/2018
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2018
Accruing TDRs
Construction	$3,972	$-	$(6)	$(379)	$-	$(2,600)	$987	$-
Residential real estate	4,536	-	(42)	-	(154)	(237)	4,103	-
Commercial real estate	4,818	-	(69)	-	-	(219)	4,530	-
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,326	$-	$(117)	$(379)	$(154)	$(3,056)	$9,620	$-

Nonaccrual TDRs
Construction	$2,878	$-	$(40)	$-	$-	$-	$2,838	$392
Residential real estate	-	-	-	-	154	-	154	-
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	337	-	(4)	-	-	-	333	29
Consumer	-	-	-	-	-	-	-	-
Total	$3,298	$-	$(44)	$-	$154	$-	$3,408	$421

Total	$16,624	$-	$(161)	$(379)	$-	$(3,056)	$13,028	$421

	1/1/2017						6/30/2017
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2017
Accruing TDRs
Construction	$4,189	$-	$(18)	$-	$-	$(134)	$4,037	$13
Residential real estate	3,875	-	(102)	(89)	-	(450)	3,234	145
Commercial real estate	4,936	-	(83)	-	-	-	4,853	75
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(203)	$(89)	$-	$(584)	$12,124	$233

Nonaccrual TDRs
Construction	$3,818	$-	$(872)	$-	$(108)	$-	$2,838	$580
Residential real estate	1,603	-	(44)	-	-	-	1,559	110
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	345	-	-	-	-	345	-
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$345	$(916)	$-	$(108)	$-	$4,825	$690

Total	$18,504	$345	$(1,119)	$(89)	$(108)	$(584)	$16,949	$923

The following tables provide information on loans that were modified and considered TDRs during the six months ended June 30, 2018 and June 30, 2017.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For six months ended
June 30, 2018
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For six months ended
June 30, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	1	462	345	-
Consumer	-	-	-	-
Total	2	$1,222	$1,100	$-

During the six months ended June 30, 2018, there were no new TDR’s or previously recorded TDR’s which were modified.

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the six months ended June 30, 2018 and June 30, 2017. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For six months ended
June 30, 2018
Construction	1	$379	$-
Residential real estate	1	154	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$533	$-

For six months ended
June 30, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. The Company added pass/watch credits to an existing pool that included loans that are risk rated as special mention and substandard to be collectively evaluated for impairment for both quantitative and qualitative factors at December 31, 2017. The Company believes that attributing additional reserves to this pool of loans better reflects the perceived risk for the total loan portfolio going forward, due to the significant organic loan growth over the past 24 months, the increase in pass/watch rated credits, and increasing balances/concentrations in certain segments of the loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At June 30, 2018, there were no nonaccrual loans classified as special mention or doubtful and $6.8 million of nonaccrual loans were identified as substandard. Similarly, at December 31, 2017, there were no nonaccrual loans classified as special mention or doubtful and $5.0 million of nonaccrual loans were identified as substandard.

The following tables provide information on loan risk ratings as of June 30, 2018 and December 31, 2017.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
June 30, 2018
Construction	$102,435	$31,647	$-	$3,236	$-	$137,318
Residential real estate	363,423	35,838	3,934	4,083	-	407,278
Commercial real estate	377,521	106,739	5,474	7,973	-	497,707
Commercial	83,047	24,159	648	375	-	108,229
Consumer	5,794	555	-	3	-	6,352
Total	$932,220	$198,938	$10,056	$15,670	$-	$1,156,884

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2017
Construction	$88,836	$30,674	$-	$6,236	$-	$125,746
Residential real estate	355,575	34,973	4,456	4,186	-	399,190
Commercial real estate	342,051	109,041	7,420	6,375	-	464,887
Commercial	72,440	24,102	308	434	-	97,284
Consumer	5,260	1,147	-	-	-	6,407
Total	$864,162	$199,937	$12,184	$17,231	$-	$1,093,514

The following tables provide information on the aging of the loan portfolio as of June 30, 2018 and December 31, 2017.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
June 30, 2018
Construction	$134,152	$184	$-	$-	$184	$2,982	$137,318
Residential real estate	405,042	433	214	-	647	1,589	407,278
Commercial real estate	493,503	1,130	1,221	-	2,351	1,853	497,707
Commercial	107,836	60	-	-	60	333	108,229
Consumer	6,329	21	2	-	23	-	6,352
Total	$1,146,862	$1,828	$1,437	$-	$3,265	$6,757	$1,156,884
Percent of total loans	99.1%	0.2%	0.1%	-%	0.3%	0.6%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2017
Construction	$122,475	$268	$-	$-	$268	$3,003	$125,746
Residential real estate	394,653	1,589	1,045	421	3,055	1,482	399,190
Commercial real estate	460,998	1,061	2,461	218	3,740	149	464,887
Commercial	96,774	173	-	-	173	337	97,284
Consumer	6,395	6	6	-	12	-	6,407
Total	$1,081,295	$3,097	$3,512	$639	$7,248	$4,971	$1,093,514
Percent of total loans	98.8%	0.3%	0.3%	0.1%	0.7%	0.5%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2018 and June 30, 2017. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
June 30, 2018
Allowance for credit losses:
Beginning Balance	$2,541	$2,359	$2,643	$2,027	$217	$-	$9,787

Charge-offs	-	(41)	-	(126)	(14)	-	(181)
Recoveries	6	73	8	10	-	-	97
Net charge-offs	6	32	8	(116)	(14)	-	(84)

Provision	46	(241)	194	299	120	-	418
Ending Balance	$2,593	$2,150	$2,845	$2,210	$323	$-	$10,121

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended
June 30, 2017
Allowance for credit losses:
Beginning Balance	$2,290	$2,131	$2,912	$1,338	$256	$-	$8,927

Charge-offs	(25)	(100)	-	(706)	(15)	-	(846)
Recoveries	9	10	8	42	8	-	77
Net charge-offs	(16)	(90)	8	(664)	(7)	-	(769)

Provision	75	55	(118)	978	(16)	-	974
Ending Balance	$2,349	$2,096	$2,802	$1,652	$233	$-	$9,132

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For six months ended
June 30, 2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$-	$9,781

Charge-offs	(379)	(179)	-	(126)	(24)	-	(708)
Recoveries	15	86	18	22	-	-	141
Net charge-offs	(364)	(93)	18	(104)	(24)	-	(567)

Provision	497	(41)	233	73	145	-	907
Ending Balance	$2,593	$2,150	$2,845	$2,210	$323	$-	$10,121

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For six months ended
June 30, 2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(54)	(323)	-	(771)	(15)	-	(1,163)
Recoveries	16	21	19	100	12	-	168
Net charge-offs	(38)	(302)	19	(671)	(3)	-	(995)

Provision	(400)	445	173	1,178	5	-	1,401
Ending Balance	$2,349	$2,096	$2,802	$1,652	$233	$-	$9,132

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $154 thousand and $530 thousand as of June 30, 2018 and December 31, 2017, respectively. There were no residential properties included in the balance of other real estate owned at June 30, 2018 or December 31, 2017.

All TDRs were in compliance with their modified terms, with the exception of one loan which transferred to nonaccrual as of June 30, 2018. The TDRs which are in compliance with their modified terms had no further commitments associated with them as of June 30, 2018 and December 31, 2017.

Note 6 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2018 and December 31, 2017. On May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.0 million.

June 30, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(508)	192	4.1
Core deposit intangible	3,954	-	(557)	3,397	5.2
	6,459	(95)	(2,775)	3,589
Unamortizable
Trade name	780	-	-	780	-
Total other intangible assets	$7,239	$(95)	$(2,775)	$4,369

December 31, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(484)	216	4.6
Core deposit intangible	3,954	-	(231)	3,723	9.4
	6,459	(95)	(2,425)	3,939
Unamortizable
Trade name	780	-	-	780	-
	780	-	-	780
Total other intangible assets	$7,239	$(95)	$(2,425)	$4,719

The aggregate amortization expense was $350 thousand and $88 thousand for the six months ended June 30, 2018 and June 30, 2017, respectively.

At June 30, 2018, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)
2018	$667
2019	622
2020	550
2021	475
2022	391
2023	288
Thereafter	596
Total amortizing intangible assets	$3,589

Note 7 – Other Assets

The Company had the following other assets at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Restricted securities	$7,578	$3,735
Accrued interest receivable	3,029	3,502
Deferred income taxes	2,327	1,935
Prepaid expenses	1,324	1,475
Cash surrender value on life insurance	3,666	3,637
Other assets	4,299	3,636
Total	$22,223	$17,920

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$2,745	$2,625
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	400	741
Write-downs of other real estate owned	183	212
Deferred income	132	95
Unrealized losses on available-for-sale securities	1,409	460
Unrealized losses on available-for-sale securities transferred to held to maturity	15	20
Other	437	635
Total deferred tax assets	5,402	4,869
Deferred tax liabilities:
Depreciation	363	408
Amortization on loans FMV adjustment	69	84
Acquisition accounting adjustments	2,157	1,994
Deferred capital gain on branch sale	204	207
Other	282	241
Total deferred tax liabilities	3,075	2,934
Net deferred tax assets	$2,327	$1,935

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $6.0 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ending December 31, 2026 with limited amounts available through December 31, 2034.

No valuation allowance on these deferred tax assets was recorded at June 30, 2018 and December 31, 2017 as management believes it is more likely than not that all deferred tax assets will be realized.

Note 8 – Other Liabilities

The Company had the following other liabilities at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Accrued interest payable	$267	$65
Other accounts payable	3,747	4,286
Deferred compensation liability	1,061	1,219
Other liabilities	684	39
Total	$5,759	$5,609

Note 9 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 654,482 shares remained available for grant at June 30, 2018.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2018 and 2017.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$163	$173	$306	$590
Excess tax benefits related to stock-based
compensation	11	11	146	13

	As of
	June 30,
(Dollars in thousands)	2018		2017
Unrecognized stock-based compensation
expense	$677		$354
Weighted average period unrecognized
expense is expected to be recognized	1.0	years	1.1	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	15,913	$15.39
Granted	13,511	18.68
Vested	(19,491)	16.00
Cancelled	-	-
Nonvested at end of period	9,933	$14.75

The fair value of restricted stock awards that vested during the first six months of 2018 and 2017 was $312 thousand and $287 thousand, respectively.

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

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	90,266	$12.08
Granted	26,381	17.36
Vested	(40,423)	9.49
Forfeited	(16,308)	11.68
Outstanding at end of period	59,916	$15.38

The fair value of restricted stock units that vested during the first six months of 2018 and 2017 was $695 thousand and $287 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	62,429	$8.48
Granted	-	-
Exercised	(35,180)	7.54
Expired/Cancelled	-	-
Outstanding at end of period	27,249	$9.68

Exercisable at end of period	27,249	$9.68

There were no stock options granted for the six months ended June 30, 2018. The weighted average fair value of stock options granted during the six months ended June 30, 2017 was $10.99. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017.

2017
Dividend yield	0.84%
Expected volatility	64.80%
Risk-free interest rate	2.42%
Expected contract life (in years)	10 years

At the end of the second quarter of 2018, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $254 thousand based on the $19.02 market value per share of the Company’s common stock at June 30, 2018. Similarly, the aggregate intrinsic value of the options exercisable was $254 thousand at June 30, 2018. The intrinsic value on options exercised during the six months ended June 30, 2018 was $365 thousand based on the $17.92 market value per share of the Company’s common stock at January 31, 2018. The intrinsic value on options exercised in 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. At June 30, 2018, the weighted average remaining contract life of options outstanding was 6.8 years.

Note 10 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Cumulative effect adjustment (ASU 2016-01)	6	-	6
Other comprehensive (loss) income	(2,474)	10	(2,464)
Balance, June 30, 2018	$(3,723)	$(44)	$(3,767)

Balance, December 31, 2016	$(931)	$(62)	$(993)
Other comprehensive income	1,167	-	1,167
Balances, June 30, 2017	$236	$(62)	$174

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. No assets were transferred from one hierarchy level to another during the first six months of 2018 or 2017.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Securities available for sale:
U.S. Government agencies	$41,727	$-	$41,727	$-
Mortgage-backed	133,839	-	133,839	-
	175,566	-	175,566	-
Equity	652	-	652	-
Total	$176,218	$-	$176,218	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$45,332	$-	$45,332	$-
Mortgage-backed	150,965	-	150,965	-
Equity	658	-	658	-
Total	$196,955	$-	$196,955	$-

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
June 30, 2018
Nonrecurring measurements:

Impaired loans	$2,703	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$5,951	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,569	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2017
Nonrecurring measurements:

Impaired loans	$510	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$6,005	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,794	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following table provides information on the estimated fair values of the Company’s financial assets and liabilities that are reported in the balance sheets not recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. The financial assets and liabilities have been segregated by their classification level in the fair value hierarchy.

	June 30, 2018		December 31, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$43,479	$43,479	$31,820	$31,820

Level 2 inputs
Investment securities held to maturity	$6,168	$6,162	$6,247	$6,391
Restricted securities	7,578	7,578	3,735	3,735
Bank owned life insurance	3,666	3,666	3,637	3,637

Level 3 inputs
Loans, net (1)	$1,146,763	$1,119,390	$1,083,733	$1,072,951

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$326,634	$326,634	$328,322	$328,322
Checking plus interest	203,108	203,108	231,898	231,898
Money market	218,900	218,900	223,123	223,123
Savings	156,395	156,395	156,623	156,623
Club	1,187	1,187	398	398
Brokered Deposits	27,381	27,377	-	-
Certificates of deposit, $100,000 or more	96,832	94,838	107,343	105,691
Other time	144,662	139,859	155,074	151,339
Short-term borrowings	102,741	102,741	21,734	21,734

(1)	Carrrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The following table provides information on commitments outstanding at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$236,993	$206,065
Letters of credit	7,419	7,142
Total	$244,412	$213,207

Note 13 – Segment Reporting

The Company operates two primary business segments: Community Banking and Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses in Maryland, Delaware and Virginia through its 21branch network and two loan production offices. Community banking activities include small business services, retail brokerage, trust services and consumer banking products and services. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans, credit cards and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, credit cards, accounts receivable financing arrangements, and merchant card services.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance. Pension and profit-sharing plans and retirement plans for executives and employees are available to suit the needs of individual businesses.

The following table includes selected financial information by business segments for June 30, 2018 and 2017.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
For the three months ended June 30, 2018
Interest Income	$13,668	$-	$6	$13,674
Interest Expense	(1,041)	-	-	(1,041)
Provision for credit losses	(418)	-	-	(418)
Noninterest income	2,295	2,245	-	4,540
Noninterest expense	(6,665)	(1,975)	(2,188)	(10,828)
Net intersegment (expense) income	(1,903)	(151)	2,054	-
Income (loss) before taxes	5,936	119	(128)	5,927
Income tax (expense) benefit	(1,532)	(31)	27	(1,536)
Net Income (loss)	$4,404	$88	$(101)	$4,391

Total assets, June 30, 2018	$1,428,419	$16,454	$6,842	$1,451,714

For the three months ended June 30, 2017
Interest Income	$11,443	$(1)	$7	$11,449
Interest Expense	(549)	-	-	(549)
Provision for credit losses	(974)	-	-	(974)
Noninterest income	2,050	2,129	-	4,179
Noninterest expense	(6,183)	(2,025)	(1,991)	(10,199)
Net intersegment (expense) income	(1,917)	36	1,881	-
Income (loss) before taxes	3,870	139	(103)	3,906
Income tax (expense) benefit	(1,541)	(55)	42	(1,554)
Net Income (loss)	$2,329	$84	$(61)	$2,352

Total assets, June 30, 2017	$1,346,340	$10,031	$6,427	$1,362,798

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
For the six months ended June 30, 2018
Interest Income	$26,765	$-	$12	$26,777
Interest Expense	(1,815)	-	-	(1,815)
Provision for credit losses	(907)	-	-	(907)
Noninterest income	4,435	5,034	-	9,469
Noninterest expense	(14,012)	(3,975)	(4,303)	(22,290)
Net intersegment (expense) income	(3,734)	(296)	4,030	-
Income (loss) before taxes	10,732	763	(261)	11,234
Income tax (expense) benefit	(2,789)	(200)	204	(2,785)
Net Income (loss)	$7,943	563	(57)	8,449

Total assets, June 30, 2018	$1,428,419	$16,454	$6,842	$1,451,714

For the six months ended June 30, 2017
Interest Income	$21,830	$(1)	$67	$21,896
Interest Expense	(1,063)	-	-	(1,063)
Provision for credit losses	(1,401)	-	-	(1,401)
Noninterest income	3,933	5,053	-	8,986
Noninterest expense	(12,044)	(3,834)	(3,972)	(19,850)
Net intersegment (expense) income	(3,594)	(162)	3,756	-
Income (loss) before taxes	7,661	1,056	(149)	8,568
Income tax (expense) benefit	(3,054)	(422)	60	(3,416)
Net Income (loss)	$4,607	$634	$(89)	$5,152

Total assets, June 30, 2017	$1,346,340	$10,031	$6,427	$1,362,798

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	For Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$947	$878	$1,852	$1,712
Trust and investment fee income	414	372	814	733
Insurance agency commissions	2,151	2,032	4,845	4,851
Other noninterest income	965	826	1,838	1,543
Noninterest Income (in-scope of Topic 606)	4,477	4,108	9,349	8,839
Noninterest Income (out-of-scope of Topic 606)	63	71	120	147
Total Noninterest Income	$4,540	$4,179	$9,469	$8,986

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

OVERVIEW

The Company reported net income of $4.4 million for the second quarter of 2018, or diluted income per common share of $0.34, compared to net income of $2.4 million, or diluted income per common share of $0.19, for the second quarter of 2017. For the first quarter of 2018, the Company reported net income of $4.1 million, or diluted income per common share of $0.32. When comparing the second quarter of 2018 to the second quarter of 2017, the primary reasons for improved net income were increases in net interest income of $1.7 million and noninterest income of $361 thousand, partially offset by an increase in interest expense of $492 thousand and noninterest expense of $629 thousand. When comparing the second quarter of 2018 to the first quarter of 2018, the higher net income was primarily attributable to an increase in interest and fees on loans of $587 and a decrease in noninterest expense of $634 thousand, partially offset by an increase in interest expense of $267 thousand and the reduction of insurance agency contingent commissions of $543 thousand which are typically received during the first quarter of the year.

For the first six months of 2018, the Company reported net income of $8.5 million, or diluted income per common share of $0.66, compared to net income of $5.2 million, or diluted income per common share of $0.41, for the first six months of 2017. Earnings improved in the 2018 period due to increases in net interest income of $4.1 million and noninterest income of $483 thousand, coupled with a decline in provision for credit losses of $494 thousand. These positive variances were partially offset by increases in interest expense of $752 thousand and noninterest expense of $2.4 million which are a direct result of significant loan growth and the operation of four additional branches and a new loan production office in 2018.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.7 million for the second quarter of 2018 and $11.0 million for the second quarter of 2017. Tax-equivalent net interest income was $12.4 million for the first quarter of 2018. The increase in net interest income for the second quarter of 2018 when compared to the second quarter of 2017 was primarily due to an increase in interest income of $2.2 million, or 19.4% due to improving yield and growth in interest earnings assets, partially offset by an increase in interest expense of $492 thousand, or 89.6%. The increase in net interest income when compared to the first quarter of 2018 was the result of loan growth of $36.9 million, or 3.3% and an additional day of earning interest, partially offset by an increase in interest expense of $267 thousand. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the second quarter of 2018 was 3.79%, which is an increase of 6 basis points (bps) when compared to the second quarter of 2017 of 3.73% and a decrease of 4 bps when compared to the first quarter of 2018 of 3.83%, respectively.

Interest Income

On a tax-equivalent basis, interest income increased $2.2 million, or 19.0%, for the second quarter of 2018 when compared to the second quarter of 2017. The increase was primarily due to a $2.2 million, or 20.6%, increase in interest income and fees on loans. This increase was due to a $188.2 million, or 19.8%, increase in the average balance of loans. The average yield on loans increased 3 bps from the comparable quarter in 2017. Interest on taxable investment securities increased $45 thousand, or 4.8%, despite a decrease of $11.7 million in the average balance of these securities. This decrease in the average balance of investment securities and a decrease in the average balance of interest-bearing deposits with other banks of $13.9 million, or 51.0% was primarily used to fund loan growth between these comparable quarters.

On a tax-equivalent basis, interest income increased $571 thousand, or 4.4%, for the second quarter of 2018 when compared to the first quarter of 2018. The increase was primarily due to a $587 thousand, or 4.9%, increase in interest income and fees on loans. This increase was due to an increase of $35.1 million, or 3.2% in the average balance of loans, and an additional day of earning interest. The average yield on loans increased 2bps to 4.45% and the yield on total earning assets increased 4 bps both of which were the direct result of a fed rate increase in June. Interest on taxable investment securities decreased $39 thousand, or 3.8%, and interest-bearing deposits with other banks increased $23 thousand, or 60.5%.

Interest Expense

Interest expense increased $492 thousand, or 89.6%, when comparing the second quarter of 2018 to the second quarter of 2017. The increase in interest expense was due to an increase in the average balance of short-term borrowings of $86.4 million which equated to $450 thousand in additional interest expense. The increase in short-term borrowings was the result of loan demand outpacing deposit growth in the near-term, which increased the cost of funding 16 bps when compared to the second quarter of 2017. The increase in the average balance of interest-bearing deposits of $47.1 million, or 5.9%, specifically the addition of brokered deposits during the second quarter of 2018 of $27.4 million to also fund loan growth, resulted in higher interest expenses of $42 thousand, or 7.8%.

Interest expense increased $267 thousand, or 34.5%, when comparing the second quarter of 2018 to the first quarter of 2018. The increase in interest expense was primarily due to increases in the average balances of short-term borrowings of $35.4 million, or 62.5% and brokered deposits of $10.7 million which was a new source of funding for the Bank during the second quarter of 2018. The Company utilized these brokered deposits as an alternative source of funding as rates for these deposits are lower than FHLB borrowings. Interest expense on interest-bearing deposits increased $32 thousand, or 5.8% despite a decline in the average balance of these deposits of $12.3 million. The increase in these funding sources resulted in an increase in the average rate paid on interest-bearing liabilities of 9 bps and emphasizes the Company’s need to focus on growing core deposits to keep pace with loan demand.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2018 and 2017.

	For Three Months Ended			For Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,141,296	$12,659	4.45%	$953,049	$10,501	4.42%
Investment securities:
Taxable	186,453	982	2.11	198,161	937	1.89
Tax-exempt	-	-	-	141	2	5.36
Interest-bearing deposits	13,301	61	1.82	27,156	70	1.05
Total earning assets	1,341,050	13,702	4.10%	1,178,507	11,510	3.92%
Cash and due from banks	16,905			14,798
Other assets	78,185			58,692
Allowance for credit losses	(10,193)			(9,064)
Total assets	$1,425,947			$1,242,933

Interest-bearing liabilities
Demand deposits	$204,068	108	0.21%	$198,593	78	0.16%
Money market and savings deposits	381,047	127	0.13	320,967	99	0.12
Brokered Deposits	10,684	52	1.96	-	-	-
Certificates of deposit $100,000 or more	96,873	129	0.54	121,967	156	0.51
Other time deposits	146,946	164	0.45	150,953	205	0.55
Interest-bearing deposits	839,618	580	0.27	792,480	538	0.27
Short-term borrowings	91,980	461	2.01	5,589	11	0.82
Total interest-bearing liabilities	931,598	1,041	0.44%	798,069	549	0.28%
Noninterest-bearing deposits	322,172			280,278
Other liabilities	5,697			5,421
Stockholders' equity	166,480			159,165
Total liabilities and stockholders' equity	$1,425,947			$1,242,933

Net interest spread		$12,661	3.66%		$10,961	3.64%
Net interest margin			3.79%			3.73%

Tax-equivalent adjustment
Loans		$28			$60
Investment securities		-			1
Total		$28			$61

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, for the second quarter of 2018 and 35.0% for all quarters during 2017, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $4.1 million, or 19.4%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in net interest income was primarily due to an increase in interest income of $4.9 million, or 22.3%, partially offset by an increase in interest expense of $752 thousand, or 70.7%. This resulted in an improved net interest margin of 3.80% for the six months ended June 30, 2018 compared to 3.71% for the six months ended June 30, 2017.

Interest Income

On a tax-equivalent basis, interest income increased $4.8 million, or 21.9%, for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The increase was primarily due to a $4.7 million, or 23.4%, increase in interest income and fees on loans. This increase was due to a $203.4 million, or 22.1% increase in the average balance of loans as a result of the branch acquisition from NWBI and organic growth. The average yield on loans increased 3 bps, which increased from 4.41% to 4.44%. In addition, interest on taxable investment securities increased $239 thousand, or 13.5%, during the first six months of 2018 compared to the same period last year, primarily the result of higher average yields on taxable investment securities of 21bps.

Interest Expense

Interest expense increased $752 thousand, or 70.7%, when comparing the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase in interest expense was primarily due to the increase in the average balance of short-term borrowings of $69.5 million, or 1,426.4%, which added $673 thousand in additional interest expense. In addition, the interest on interest-bearing deposits increased $79 thousand, or 7.5%, mostly due to the addition of brokered deposits during the second quarter of 2018 which resulted in an increase in the average balance on these deposits of $5.4 million with an average rate paid of 196 basis points. The added reliance on these funding sources, as compared to lower cost core deposits, to fund loan growth, has resulted in the average rate paid on interest-bearing liabilities and has had a corresponding adverse impact on the net interest spread and net interest margin.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2018 and 2017.

	For Six Months Ended			For Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,123,852	$24,731	4.44%	$920,434	$20,111	4.41%
Investment securities:
Taxable	191,839	2,003	2.09	188,068	1,764	1.88
Tax-exempt	-	-	-	175	5	5.38
Interest-bearing deposits	11,536	99	1.72	30,593	138	0.91
Total earning assets	1,327,227	26,833	4.08%	1,139,270	22,018	3.90%
Cash and due from banks	16,646			14,355
Other assets	77,266			54,750
Allowance for credit losses	(10,081)			(8,956)
Total assets	$1,411,058			$1,199,419

Interest-bearing liabilities
Demand deposits	$210,403	233	0.22%	$196,809	147	0.15%
Money market and savings deposits	380,969	244	0.13	298,695	187	0.13
Brokered Deposits	5,372	52	1.96	-	-	-
Certificates of deposit $100,000 or more	99,387	255	0.52	120,477	313	0.52
Other time deposits	149,619	344	0.46	144,429	402	0.56
Interest-bearing deposits	845,750	1,128	0.27	760,410	1,049	0.28
Short-term borrowings	74,381	687	1.86	4,873	14	0.59
Total interest-bearing liabilities	920,131	1,815	0.40%	765,283	1,063	0.28%
Noninterest-bearing deposits	319,434			264,381
Other liabilities	5,715			5,398
Stockholders' equity	165,778			164,357
Total liabilities and stockholders' equity	$1,411,058			$1,199,419

Net interest spread		$25,018	3.68%		$20,955	3.62%
Net interest margin			3.80%			3.71%

Tax-equivalent adjustment
Loans		$56			$120
Investment securities		-			2
Total		$56			$122

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, for the first and second quarter of 2018 and 35.0% for all quarters during 2017, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2018 increased $361 thousand, or 8.6%, when compared to the second quarter of 2017. The increase from the second quarter of 2017 was mainly due to increases in insurance agency commissions of $119 thousand, service charges on deposit accounts of $69 thousand, trust and investment fee income of $42 thousand and other bank fees and service charges of $116 thousand. Noninterest income decreased $389 thousand, or 7.9%, when compared to the first quarter of 2018 mainly due to a decline in insurance agency commissions of $543 thousand which was partially offset by increases in service charges on deposit accounts of $42 thousand, trust and investment fee income of $14 thousand and other noninterest income of $98 thousand. Insurance agency commissions for the second quarter of 2018 were lower when compared to the first quarter of 2018 due to the fact that contingency commission payments are typically received in the first quarter of the year.

Total noninterest income for the six months ended June 30, 2018 increased $483 thousand, or 5.4%, when compared to the same period in 2017. The increase in noninterest income primarily consists of increases in service charges on deposit accounts of $140 thousand, trust and investment income of $81 thousand and other fees on bank services of $225 thousand, which are a direct result of operating four additional branches.

Noninterest Expense

Total noninterest expense for the second quarter of 2018 increased $629 thousand, or 6.2%, when compared to the second quarter of 2017. The increase in noninterest expense for the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the operating costs of four additional branches, employee benefits due to the higher insurance premiums paid for group insurance and higher salaries and wages due to pay increases implemented in the first quarter of 2018, offset by a decrease in data processing, other real estate owned expenses and legal and professional fees. Total noninterest expenses decreased $634 thousand, or 5.5%, when compared to the first quarter of 2018. The decrease when compared to the first quarter of 2018 was primarily due to a decrease in data processing as the Company renegotiated its contract with its core processor and lower employee benefit costs.

Total noninterest expense for the six months ended June 30, 2018 increased $2.4 million, or 12.3%, when compared to the same period in 2017. The increase was primarily due to the cost of operating four additional branches which impacted increases in almost all noninterest expense line items, offset by lower data processing fees as explained above, other real estate owned expenses and legal and professional fees.

Provision for Credit Losses

The provision for credit losses was $418 thousand for the second quarter of 2018, $974 thousand for the second quarter of 2017 and $489 thousand for the first quarter of 2018. The lower level of provision for credit losses when comparing the second quarter of 2018 to the second quarter of 2017 was driven by significant improvements in credit quality, specifically nonaccrual loans, loans 90 days past due and still accruing and accruing troubled debt restructurings period over period. In addition, net charge-offs declined $685 thousand when comparing these quarters, primarily due to a large individual charge-off in the second quarter of 2017. The provision for credit losses slightly decreased in the second quarter of 2018 over the first quarter of 2018 due to of lower charge-offs and nonaccrual loans. Net charge-offs were $84 thousand for the second quarter of 2018, $769 thousand for the second quarter of 2017 and $352 thousand for the first quarter of 2018. The ratio of annualized net charge-offs to average loans was 0.03% for the second quarter of 2018, compared to 0.32% for the second quarter of 2017 and 0.13% for the first quarter of 2018.

The provision for credit losses for the six months ended June 30, 2018 and 2017 was $907 thousand and $1.4 million, respectively, while net charge-offs were $567 thousand and $995 thousand, respectively. The decrease in provision for credit losses was primarily the result of a significant charge-off of a negotiated restructured commercial loan in the second quarter of 2017. The ratio of annualized net charge-offs to average loans was 0.10% for the first six months of June 30, 2018 and 0.22% for the same period in 2017.

Income Taxes

The Company reported income tax expense of $1.5 million for the second quarter of 2018, compared to $1.6 million for the second quarter of 2017 and $1.2 million for the first quarter of 2018. Although, income tax expense only decreased $18 thousand when comparing the second quarter of 2018 to the second quarter of 2017, income before taxes increased $2.0 million. This was the result of the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the federal income tax rate on corporations from 35.0% to 21.0% effective January 1, 2018. Income tax expense increased $287 thousand when compared to the first quarter of 2018 due to improved net earnings for the Company. The effective tax rate was 25.9% for the second quarter of 2018, 39.8% for the second quarter of 2017 and 23.5% for the first quarter of 2018. Income taxes for the six months ended June 30, 2018 decreased $631 thousand, or 18.5%, when compared to the same period in 2017. The decrease was primarily due to the lower effective tax rate due to the recently enacted Tax Act.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.2 billion at June 30, 2018 and $1.1 billion at December 31, 2017, an increase of $63.4 million, or 5.8%. The increase was primarily due to organic growth of $32.8 million in commercial real estate, $11.6 million in construction loans and $10.9 million in commercial loans. Loans included deferred costs, net of deferred fees, of $719 thousand and discounts on acquired loans of $1.7 million at June 30, 2018 and $609 thousand and $1.8 million, respectively, at December 31, 2017. We do not engage in foreign or subprime lending activities.

See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $137.3 million, or 11.9% of total loans, at June 30, 2018, higher than the $125.7 million, or 11.5% of total loans at December 31, 2017. Commercial real estate loans were $497.7 million, or 43.0% of total loans, at June 30, 2018, compared to $464.9 million, or 42.5% of total loans, at December 31, 2017.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2018, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 305.2% of total risk-based capital. At such time, construction, land and land development loans represented 95.6% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 97.9% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

Allowance for Credit Losses

We have established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off loans and is decreased by current period charge-offs of uncollectible loans. Management evaluates the adequacy of the allowance for credit losses at least quarterly and adjusts the provision for credit losses based on this analysis. The evaluation of the adequacy of the allowance for credit losses is based primarily on a risk rating system of individual loans, as well as on a collective evaluation of smaller balance homogenous loans, each grouped by loan type. Each loan type is assigned allowance factors based on criteria such as past credit loss experience, local economic and industry trends, and other measures which may impact collectability. Please refer to the discussion above under the caption “Critical Accounting Policies” for an overview of the underlying methodology management employs to maintain the allowance.

Net charge-offs were $84 thousand for the second quarter of 2018 and $769 thousand for the second quarter of 2017. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming assets to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.87% for June 30, 2018, 0.89% for December 31, 2017 and 0.88% for June 30, 2017. The allowance for credit losses as a percentage of period-end loans, excluding the loans acquired from Northwest Bank in the second quarter of 2017, was 0.95% at June 30, 2018, 0.97% at December 31, 2017 and 1.00% at June 30, 2017. Management believes that the provision for credit losses and the resulting allowance are adequate to provide for probable losses inherent in our loan portfolio at June 30, 2018.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2018 and 2017.

	At or for Three Months		At or for Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance balance - beginning of period	$9,787	$8,927	$9,781	$8,726

Charge-offs:
Construction	-	(25)	(379)	(54)
Residential real estate	(41)	(100)	(179)	(323)
Commercial real estate	-	-	-	-
Commercial	(126)	(706)	(126)	(771)
Consumer	(14)	(15)	(24)	(15)
Total	(181)	(846)	(708)	(1,163)

Recoveries:
Construction	6	9	15	16
Residential real estate	73	10	86	21
Commercial real estate	8	8	18	19
Commercial	10	42	22	100
Consumer	-	8	-	12
Totals	97	77	141	168
Net charge-offs	(84)	(769)	(567)	(995)
Provision for credit losses	418	974	907	1,401
Allowance balance - end of period	$10,121	$9,132	$10,121	$9,132

Average loans outstanding during the period	$1,141,296	$953,049	$1,123,852	$920,434
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.03%	0.32%	0.10%	0.22%
Allowance for credit losses at period end as a
percentage of total period end loans	0.87%	0.88%	0.87%	0.88%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets increased $922 thousand to $8.3 million at June 30, 2018 from $7.4 million at December 31, 2017, primarily due an increase in nonaccrual loans of $1.8 million, or 35.9% which was primarily the result of one commercial real estate customer with outstanding indebtedness to the Bank of $2.0 million, all of which is categorized as nonaccrual. The allowance for credit losses was not impacted by this nonaccrual loan as the collateral was appraised at a value significantly higher than the outstanding loan balance. Accruing TDRs decreased $3.7 million to $9.6 million at June 30, 2018 from $13.3 million at December 31, 2017. This decrease was primarily due to a significant accruing TDR, the underlying collateral of which was sold to another borrower. The ratio of nonaccrual loans to total loans increased to 0.58% at June 30, 2018 from 0.45% at December 31, 2017.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonperforming assets
Nonaccrual loans
Construction	$2,981	$3,003
Residential real estate	1,590	1,482
Commercial real estate	1,853	149
Commercial	333	337
Consumer	-	-
Total nonaccrual loans	6,757	4,971
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	421
Commercial real estate	-	218
Commercial	-	-
Consumer	-	-
Total loans 90 days or more past due and still accruing	-	639
Other real estate owned	1,569	1,794
Total nonperforming assets	$8,326	$7,404

Accruing TDRs
Construction	$987	$3,972
Residential real estate	4,103	4,536
Commercial real estate	4,530	4,818
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$9,620	$13,326

Total nonperforming assets and accruing TDRs	$17,946	$20,730

As a percent of total loans:
Nonaccrual loans	0.58%	0.45%
Accruing TDRs	0.83%	1.22%
Nonaccrual loans and accruing TDRs	1.42%	1.67%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.72%	0.68%
Nonperforming assets and accruing TDRs	1.55%	1.89%

As a percent of total assets:
Nonaccrual loans	0.47%	0.36%
Nonperforming assets	0.57%	0.53%
Accruing TDRs	0.66%	0.96%
Nonperforming assets and accruing TDRs	1.24%	1.49%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2018 and December 31, 2017, 97% of the portfolio was classified as available for sale and 3% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased debt securities as available for sale. See Note 4 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $182.4 million at June 30, 2018, a $20.8 million, or 10.2%, decrease since December 31, 2017. The decrease was due to the investment of cash received from the investment portfolio to fund loan growth during the first six months of 2018. At the end of June 2018, 76.2% of the securities available for sale were mortgage-backed and 23.8% were U.S. Government agencies, compared to 74.3%, and 22.3%, respectively, at year-end 2017. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2018 were $1.2 billion, a $27.7 million, or 2.3%, decrease when compared to the level at December 31, 2017. The decrease was due to decreases in checking accounts of $28.8 million, time deposits of $20.1 million, and money market and savings deposits of $4.5 million, partially offset by brokered deposits of $27.4 million. The issuance of brokered deposits as an alternative to FHLB borrowings provided lower interest costs for comparative terms.

Short-Term Borrowings

Short-term borrowings at June 30, 2018 and December 31, 2017 were $102.7 million and $21.7 million, respectively. The increase in short-term borrowings was the result of significant loan growth during the quarter while experiencing an outflow of deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2018 and December 31, 2017, short-term borrowings consisted of borrowings from FHLB and repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $11.7 million for the first six months of 2018 compared to a decrease of $21.9 million for the first six months of 2017. The increase in cash and cash equivalents in 2018 was mainly due to short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at June 30, 2018 and December 31, 2017. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $116.0 million and $205.6 million at June 30, 2018 and December 31, 2017, respectively. These lines of credit are paid for monthly, on a fee basis of 0.08%. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $4.4 million to $168.1 million at June 30, 2018 when compared to December 31, 2017 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2018, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the capital ratios for Shore Bancshares, Inc. and Shore United Bank as of June 30, 2018 and December 31, 2017.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2018	ratio	ratio	capital ratio	capital ratio
Company	9.98%	11.89%	11.89%	12.78%
Shore United Bank	9.56%	11.40%	11.40%	12.29%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2017	ratio	ratio	capital ratio	capital ratio
Company	9.84%	11.90%	11.90%	12.81%
Shore United Bank	9.44%	11.45%	11.45%	12.36%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2018 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2018.

There was no change in our internal control over financial reporting during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: August 9, 2018	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Edward C. Allen
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

