Form 10-Q
period 2018-09-30
SHORE BANCSHARES INC
filed 2018-11-08
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,749,497 shares of common stock outstanding as of October 30, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$18,859	$21,534
Interest-bearing deposits with other banks	29,918	10,286
Cash and cash equivalents	48,777	31,820
Investment securities:
Available-for-sale, at fair value	167,675	196,955
Held to maturity, at amortized cost - fair value of $5,983 (2018) and $6,391 (2017)	6,037	6,247
Equity securities, at fair value	649	-

Loans	1,180,557	1,093,514
Less: allowance for credit losses	(10,328)	(9,781)
Loans, net	1,170,229	1,083,733

Premises and equipment, net	23,252	23,054
Goodwill	27,618	27,618
Other intangible assets, net	4,088	4,719
Other real estate owned, net	1,518	1,794
Other assets	23,700	17,920
TOTAL ASSETS	$1,473,543	$1,393,860

LIABILITIES
Deposits:
Noninterest-bearing	$331,766	$328,322
Interest-bearing	850,070	874,459
Total deposits	1,181,836	1,202,781

Short-term borrowings	114,043	21,734
Other liabilities	6,245	5,609
TOTAL LIABILITIES	1,302,124	1,230,124

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized -
35,000,000; shares issued and outstanding - 12,748,273 and 12,688,224
(including 15,913 unvested restricted stock) (2017)	127	127
Additional paid in capital	65,730	65,256
Retained earnings	109,628	99,662
Accumulated other comprehensive (loss)	(4,066)	(1,309)
TOTAL STOCKHOLDERS' EQUITY	171,419	163,736
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,473,543	$1,393,860

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$13,205	$11,771	$37,880	$31,762
Interest and dividends on investment securities:
Taxable	947	1,035	2,950	2,799
Tax-exempt	-	-	-	3
Interest on deposits with other banks	84	131	183	269
Total interest income	14,236	12,937	41,013	34,833

INTEREST EXPENSE
Interest on deposits	826	607	1,954	1,656
Interest on short-term borrowings	463	4	1,150	18
Total interest expense	1,289	611	3,104	1,674

NET INTEREST INCOME	12,947	12,326	37,909	33,159
Provision for credit losses	307	345	1,214	1,746

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,640	11,981	36,695	31,413

NONINTEREST INCOME
Service charges on deposit accounts	982	945	2,834	2,657
Trust and investment fee income	383	389	1,197	1,122
Gains on sales and calls of investment securities	-	5	-	5
Insurance agency commissions	2,170	2,088	7,015	6,939
Other noninterest income	1,175	998	3,133	2,688
Total noninterest income	4,710	4,425	14,179	13,411

NONINTEREST EXPENSE
Salaries and wages	5,516	5,203	16,372	14,508
Employee benefits	1,271	1,197	4,157	3,564
Occupancy expense	767	696	2,303	1,950
Furniture and equipment expense	251	286	813	803
Data processing	963	922	2,580	2,809
Directors' fees	145	99	411	281
Amortization of other intangible assets	281	115	631	203
FDIC insurance premium expense	193	189	612	398
Other real estate owned expense, net	166	195	125	358
Legal and professional	463	493	1,432	1,855
Other noninterest expenses	1,270	1,325	4,140	3,841
Total noninterest expense	11,286	10,720	33,576	30,570

INCOME BEFORE INCOME TAXES	6,064	5,686	17,298	14,254
Income tax expense	1,610	2,274	4,395	5,690

NET INCOME	$4,454	$3,412	$12,903	$8,564

Earnings per common share - Basic	$0.35	$0.27	$1.01	$0.68
Earnings per common share - Diluted	0.35	0.27	1.01	0.67
Dividends paid per common share	0.08	0.05	0.23	0.15

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Income	$4,454	$3,412	$12,903	$8,564

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(420)	(385)	(3,836)	1,555
Tax effect	116	155	1,058	(628)

Reclassification of (gains) recognized in net income	-	(5)	-	(5)
Tax effect	-	2	-	2

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	7	8	22	23
Tax effect	(2)	(3)	(7)	(8)
Net of tax amount	(299)	(228)	(2,763)	939

Total other comprehensive (loss) income	(299)	(228)	(2,763)	939
Comprehensive income	$4,155	$3,184	$10,140	$9,503

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

For the Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Cumulative effect adjustment (ASU 2016-01)	-	-	(6)	6	-

Net Income	-	-	12,903	-	12,903

Other comprehensive (loss)	-	-	-	(2,763)	(2,763)

Stock-based compensation	-	474	-	-	474

Cash dividends declared		-	(2,931)	-	(2,931)

Balances, September 30, 2018	$127	$65,730	$109,628	$(4,066)	$171,419

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net Income	-	-	8,564	-	8,564

Other comprehensive income	-	-	-	939	939

Stock-based compensation	-	748	-	-	748

Cash dividends declared	-	-	(1,902)	-	(1,902)

Balances, September 30, 2017	$127	$64,949	$97,626	$(54)	$162,648

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,903	$8,564
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(517)	(347)
Provision for credit losses	1,214	1,746
Depreciation and amortization	1,664	1,195
Net amortization of securities	498	612
Stock-based compensation expense	474	748
Deferred income tax expense	566	3,075
(Gains) on sales and calls of securities	-	(5)
Losses on disposals of premises and equipment	-	2
Losses on sales and valuation adjustments on other real estate owned	73	293
Fair value adjustment on equity securities	20	-
Net changes in:
Accrued interest receivable	(99)	(447)
Other assets	(5,401)	(2,236)
Accrued interest payable	331	(15)
Other liabilities	305	543
Net cash provided by operating activities	12,031	13,728

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	24,292	35,957
Purchases of investment securities available for sale	-	(84,495)
Purchases of equity securities	(11)	-
Proceeds from maturities and principal payments of investment securities held to maturity	228	479
Net change in loans	(87,470)	(53,834)
Purchases of premises and equipment	(1,026)	(1,035)
Proceeds from sales of other real estate owned	280	470
Cash received in branch acquisition (net of cash paid)	-	64,045
Net cash used in investing activities	(63,707)	(38,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	3,444	29,883
Interest-bearing deposits	(24,189)	(33,584)
Short-term borrowings	92,309	(1,734)
Common stock dividends paid	(2,931)	(1,902)
Net cash provided by (used in) financing activities	68,633	(7,337)
Net increase (decrease) in cash and cash equivalents	16,957	(32,022)
Cash and cash equivalents at beginning of period	31,820	75,938
Cash and cash equivalents at end of period	$48,777	$43,916

Supplemental cash flows information:
Interest paid	$2,973	$1,738
Income taxes paid	$4,025	$2,000
Transfers from loans to other real estate owned	$77	$95
Unrealized (loss) gain on securities available for sale	$(3,836)	$1,550
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$22	$23

Branch purchase:
Tangible assets acquired (net of cash received)	$-	$129,188
Identifiable intangible assets acquired	$-	$3,954
Liabilities assumed	$-	$212,463

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2018, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2018 and 2017, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2017 were derived from the 2017 audited financial statements. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2017. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

 ASU No. 2016-02, “Leases (Topic 842).” This ASU stipulates that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statement, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this ASU are effective for fiscal years after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Leases and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU No. 2016-02 will have on its consolidated financial statements. The Company has put together an inventory of all leases and accumulated the lease data necessary to apply the amended guidance.

ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit losses, which will be more decision useful to users of the financial statements. It is not expected that an entity will need to create an economic forecast over the entire contractual life of long-dated financial assets. Therefore, the amendments will allow an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. The amendments retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than a write-down. For public entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and held to maturity securities. At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general time line to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team expects to be running a parallel simulation to its current incurred loss impairment model in the first quarter of 2019. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.

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

ASU No. 2017-09 – In May 2017, the FASB issued ASU No. 2017-09 “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-02 – In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $226 thousand.

ASU No. 2018-03 - In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The adoption of ASU No. 2018-03 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-11 – In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2018-13 – In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017

Net Income	$4,454	$3,412	$12,903	$8,564
Weighted average shares outstanding - Basic	12,748	12,687	12,736	12,679
Dilutive effect of common stock equivalents-options	13	21	13	21
Dilutive effect of common stock equivalents-restricted stock units	-	8	-	6
Weighted average shares outstanding - Diluted	12,761	12,716	12,749	12,706
Earnings per common share - Basic	$0.35	$0.27	$1.01	$0.68
Earnings per common share - Diluted	$0.35	$0.27	$1.01	$0.67

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

Note 4 – Investment Securities

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2018
U.S. Government agencies	$42,411	$2	$867	$41,546
Mortgage-backed	130,807	126	4,804	126,129
Total	$173,218	$128	$5,671	$167,675

December 31, 2017
U.S. Government agencies	$45,806	$23	$497	$45,332
Mortgage-backed	152,198	157	1,390	150,965
Equity	666	-	8	658
Total	$198,670	$180	$1,895	$196,955

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $649 thousand at September 30, 2018 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(20) thousand for the nine months ended September 30, 2018.

Held-to-maturity securities:
September 30, 2018
U.S. Government agencies	$1,635	$-	$50	$1,585
States and political subdivisions	1,402	17	-	1,419
Other Debt securities (1)	3,000	-	21	2,979
Total	$6,037	$17	$71	$5,983

December 31, 2017
U.S. Government agencies	$1,844	$21	$-	$1,865
States and political subdivisions	1,403	47	-	1,450
Other Debt securities (1)	3,000	76	-	3,076
Total	$6,247	$144	$-	$6,391

(1)	On December 15, 2016, the Company bought $3.0 million in subordinated notes with a fixed to floating rate of 6.5% from a local regional bank which it intends to hold to maturity of December 30, 2026.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Available-for-sale securities:
U.S. Government agencies	$4,209	$16	$37,151	$851	$41,360	$867
Mortgage-backed	64,423	2,247	54,037	2,557	118,460	4,804
Total	$68,632	$2,263	$91,188	$3,408	$159,820	$5,671

Held-to-maturity securities:
U.S. Government agencies	-	-	1,585	50	1,585	50
Other debt securities	2,979	21	-	-	2,979	21
Total	$2,979	$21	$1,585	$50	$4,564	$71

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available-for-sale securities:
U.S. Government agencies	$37,550	$453	$5,956	$44	$43,506	$497
Mortgage-backed	96,622	700	28,215	690	124,837	1,390
Equity securities	-	-	666	8	666	8
Total	$134,172	$1,153	$34,837	$742	$169,009	$1,895

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were eighty-four available-for-sale securities and two held-to-maturity security in an unrealized loss position at September 30, 2018.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2018.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,000	$7,985	$-	$-
Due after one year through five years	34,457	33,577	901	913
Due after five years through ten years	63,419	61,099	3,501	3,485
Due after ten years	67,342	65,014	1,635	1,585
Total	$173,218	$167,675	$6,037	$5,983

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Construction	$126,313	$125,746
Residential real estate	425,842	399,190
Commercial real estate	513,169	464,887
Commercial	108,823	97,284
Consumer	6,410	6,407
Total loans	1,180,557	1,093,514
Allowance for credit losses	(10,328)	(9,781)
Total loans, net	$1,170,229	$1,083,733

Loans are stated at their principal amount outstanding net of any purchase premiums, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $725 thousand and discounts on acquired loans of $1.5 million at September 30, 2018. Loans included deferred costs, net of deferred fees, of $609 thousand and discounts on acquired loans of $1.8 million at December 31, 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2018 and December 31, 2017.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
September 30, 2018
Loans individually evaluated for impairment	$3,104	$6,931	$5,936	$324	$-	$16,295
Loans collectively evaluated for impairment	123,209	418,911	507,233	108,499	6,410	1,164,262
Total loans	$126,313	$425,842	$513,169	$108,823	$6,410	$1,180,557

Allowance for creditlosses allocated to:
Loans individually evaluated for impairment	$375	$194	$32	$20	$-	$621
Loans collectively evaluated for impairment	2,409	1,947	2,905	2,190	256	9,707
Total allowance	$2,784	$2,141	$2,937	$2,210	$256	$10,328

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2017
Loans individually evaluated for impairment	$6,975	$6,018	$4,967	$337	$-	$18,297
Loans collectively evaluated for impairment	118,771	393,172	459,920	96,947	6,407	1,075,217
Total loans	$125,746	$399,190	$464,887	$97,284	$6,407	$1,093,514

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$500	$239	$33	$33	$-	$805
Loans collectively evaluated for impairment	1,960	2,045	2,561	2,208	202	8,976
Total allowance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2018 and December 31, 2017. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

					September 30, 2018
		Recorded	Recorded		Quarter-to-date	Year-to-date
	Unpaid	investment	investment		average	average
	principal	with no	with an	Related	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
September 30, 2018
Impaired nonaccrual loans:
Construction	$3,409	$284	$2,748	$356	$3,043	$3,006
Residential real estate	2,399	2,267	-	-	1,710	1,573
Commercial real estate	2,155	1,739	-	-	1,742	1,438
Commercial	425	-	324	20	327	338
Consumer	-	-	-	-	-	-
Total	$8,388	$4,290	$3,072	$376	$6,822	$6,355

Impaired accruing TDRs:
Construction	$72	$53	$19	$19	$145	$1,138
Residential real estate	4,664	1,635	3,029	194	4,709	4,613
Commercial real estate	4,197	3,485	712	32	4,307	4,499
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$8,933	$5,173	$3,760	$245	$9,161	$10,250

Total impaired loans:
Construction	$3,481	$337	$2,767	$375	$3,188	$4,144
Residential real estate	7,063	3,902	3,029	194	6,419	6,186
Commercial real estate	6,352	5,224	712	32	6,049	5,937
Commercial	425	-	324	20	327	338
Consumer	-	-	-	-	-	-
Total	$17,321	$9,463	$6,832	$621	$15,983	$16,605

					September 30, 2017
		Recorded	Recorded		Quarter-to-date	Year-to-date
	Unpaid	investment	investment		average	average
	principal	with no	with an	Related	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
December 31, 2017
Impaired nonaccrual loans:
Construction	$3,100	$182	$2,821	$459	$2,890	$3,253
Residential real estate	1,620	1,482	-	-	2,840	3,573
Commercial real estate	795	149	-	-	489	627
Commercial	425	-	337	33	344	153
Consumer	-	-	-	-	-	55
Total	$5,940	$1,813	$3,158	$492	$6,563	$7,661

Impaired accruing TDRs:
Construction	$3,972	$3,038	$934	$41	$4,034	$4,086
Residential real estate	4,536	2,042	2,494	239	3,691	3,620
Commercial real estate	4,818	4,084	734	33	4,841	4,872
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,326	$9,164	$4,162	$313	$12,566	$12,578

Total impaired loans:
Construction	$7,072	$3,220	$3,755	$500	$6,924	$7,339
Residential real estate	6,156	3,524	2,494	239	6,531	7,193
Commercial real estate	5,613	4,233	734	33	5,330	5,499
Commercial	425	-	337	33	344	153
Consumer	-	-	-	-	-	55
Total	$19,266	$10,977	$7,320	$805	$19,129	$20,239

The following tables provide a roll-forward for troubled debt restructurings as of September 30, 2018 and September 30, 2017.

	1/1/2018						9/30/2018
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended September 30, 2018
Accruing TDRs
Construction	$3,972	$-	$(225)	$(379)	$(696)	$(2,600)	$72	$19
Residential real estate	4,536	-	(63)	-	542	(351)	4,664	194
Commercial real estate	4,818	-	(402)	-	-	(219)	4,197	32
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,326	$-	$(690)	$(379)	$(154)	$(3,170)	$8,933	$245

Nonaccrual TDRs
Construction	$2,878	$-	$(73)	$-	$83	$-	$2,888	$356
Residential real estate	-	-	-	(80)	80	-	-	-
Commercial real estate	83	-	-	-	(83)	-	-	-
Commercial	337	-	(13)	-	-	-	324	20
Consumer	-	-	-	-	-	-	-	-
Total	$3,298	$-	$(86)	$(80)	$80	$-	$3,212	$376

Total	$16,624	$-	$(776)	$(459)	$(74)	$(3,170)	$12,145	$621

	1/1/2017						9/30/2017
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended September 30, 2017
Accruing TDRs
Construction	$4,189	$-	$(22)	$-	$-	$(134)	$4,033	$41
Residential real estate	3,875	-	(120)	(89)	1,411	(452)	4,625	228
Commercial real estate	4,936	-	(101)	-	-	-	4,835	35
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(243)	$(89)	$1,411	$(586)	$13,493	$304

Nonaccrual TDRs
Construction	$3,818	$-	$(882)	$-	$(108)	$-	$2,828	$548
Residential real estate	1,603	-	(66)	-	(1,411)	-	126	23
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	345	(4)	-	-	-	341	-
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$345	$(952)	$-	$(1,519)	$-	$3,378	$571

Total	$18,504	$345	$(1,195)	$(89)	$(108)	$(586)	$16,871	$875

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2018 and September 30, 2017.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For nine months ended September 30, 2018
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For nine months ended
September 30, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	1	462	345	-
Consumer	-	-	-	-
Total	2	$1,222	$1,100	$-

During the nine months ended September 30, 2018, there were no new TDR’s or previously recorded TDR’s which were modified.

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the nine months ended September 30, 2018 and September 30, 2017. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For nine months ended September 30, 2018
Construction	1	$379	$-
Residential real estate	1	154	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	2	$533	$-

For nine months ended
September 30, 2017
Construction	-	$-	$-
Residential real estate	1	89	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	1	$89	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. The Company added pass/watch credits to an existing pool that included loans that are risk rated as special mention and substandard to be collectively evaluated for impairment for both quantitative and qualitative factors at December 31, 2017. The Company believes that attributing additional reserves to this pool of loans better reflects the perceived risk for the total loan portfolio going forward, due to the significant organic loan growth over the past 24 months, the increase in pass/watch rated credits, and increasing balances/concentrations in certain segments of the loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At September 30, 2018, there were no nonaccrual loans classified as special mention or doubtful and $7.4 million of nonaccrual loans were identified as substandard. Similarly, at December 31, 2017, there were no nonaccrual loans classified as special mention or doubtful and $5.0 million of nonaccrual loans were identified as substandard.

The following tables provide information on loan risk ratings as of September 30, 2018 and December 31, 2017.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
September 30, 2018
Construction	$92,937	$30,307	$-	$3,069	$-	$126,313
Residential real estate	382,280	35,793	3,433	4,336	-	425,842
Commercial real estate	384,759	115,459	5,604	7,347	-	513,169
Commercial	83,245	24,569	645	364	-	108,823
Consumer	5,898	509	-	3	-	6,410
Total	$949,119	$206,637	$9,682	$15,119	$-	$1,180,557

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2017
Construction	$88,836	$30,674	$-	$6,236	$-	$125,746
Residential real estate	355,575	34,973	4,456	4,186	-	399,190
Commercial real estate	342,051	109,041	7,420	6,375	-	464,887
Commercial	72,440	24,102	308	434	-	97,284
Consumer	5,260	1,147	-	-	-	6,407
Total	$864,162	$199,937	$12,184	$17,231	$-	$1,093,514

The following tables provide information on the aging of the loan portfolio as of September 30, 2018 and December 31, 2017.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
September 30, 2018
Construction	$123,262	$19	$-	$-	$19	$3,032	$126,313
Residential real estate	421,384	1,707	484	-	2,191	2,267	425,842
Commercial real estate	508,781	723	1,926	-	2,649	1,739	513,169
Commercial	107,632	519	348	-	867	324	108,823
Consumer	6,399	4	4	3	11	-	6,410
Total	$1,167,458	$2,972	$2,762	$3	$5,737	$7,362	$1,180,557
Percent of total loans	98.9%	0.3%	0.2%	-%	0.5%	0.6%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2017
Construction	$122,475	$268	$-	$-	$268	$3,003	$125,746
Residential real estate	394,653	1,589	1,045	421	3,055	1,482	399,190
Commercial real estate	460,998	1,061	2,461	218	3,740	149	464,887
Commercial	96,774	173	-	-	173	337	97,284
Consumer	6,395	6	6	-	12	-	6,407
Total	$1,081,295	$3,097	$3,512	$639	$7,248	$4,971	$1,093,514
Percent of total loans	98.8%	0.3%	0.3%	0.1%	0.7%	0.5%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2018 and September 30, 2017. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended September 30, 2018
Allowance for credit losses:
Beginning Balance	$2,593	$2,150	$2,845	$2,210	$323	$-	$10,121

Charge-offs	-	(109)	-	(137)	-	-	(246)
Recoveries	3	5	5	122	11	-	146
Net charge-offs	3	(104)	5	(15)	11	-	(100)

Provision	188	95	87	15	(78)	-	307
Ending Balance	$2,784	$2,141	$2,937	$2,210	$256	$-	$10,328

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For three months ended September 30, 2017
Allowance for credit losses:
Beginning Balance	$2,349	$2,096	$2,802	$1,652	$233	$-	$9,132

Charge-offs	-	(70)	(100)	(99)	(18)	-	(287)
Recoveries	11	11	8	67	8	-	105
Net charge-offs	11	(59)	(92)	(32)	(10)	-	(182)

Provision	(119)	6	174	184	100	-	345
Ending Balance	$2,241	$2,043	$2,884	$1,804	$323	$-	$9,295

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For nine months ended September 30, 2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$-	$9,781

Charge-offs	(379)	(288)	-	(263)	(24)	-	(954)
Recoveries	18	91	23	144	11	-	287
Net charge-offs	(361)	(197)	23	(119)	(13)	-	(667)

Provision	685	54	320	88	67	-	1,214
Ending Balance	$2,784	$2,141	$2,937	$2,210	$256	$-	$10,328

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Unallocated	Total
For nine months ended September 30, 2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$-	$8,726

Charge-offs	(54)	(393)	(100)	(870)	(33)	-	(1,450)
Recoveries	27	32	27	167	20	-	273
Net charge-offs	(27)	(361)	(73)	(703)	(13)	-	(1,177)

Provision	(519)	451	347	1,362	105	-	1,746
Ending Balance	$2,241	$2,043	$2,884	$1,804	$323	$-	$9,295

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $132 thousand and $530 thousand as of September 30, 2018 and December 31, 2017, respectively. There was one residential property included in the balance of other real estate owned of $77 thousand at September 30, 2018 and no residential properties included in the balance of other real estate owned at December 31, 2017.

All accruing TDRs were in compliance with their modified terms. One loan was transferred to nonaccrual as of September 30, 2018. Both performing and non-performing TDRs had no further commitments associated with them as of September 30, 2018 and December 31, 2017.

Note 6 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2018 and December 31, 2017. On May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.0 million.

September 30, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(519)	181	3.9
Core deposit intangible	3,954	-	(827)	3,127	8.7
	6,459	(95)	(3,056)	3,308
Unamortizable
Trade name	780	-	-	780	-
Total other intangible assets	$7,239	$(95)	$(3,056)	$4,088

December 31, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$30,922	$(2,637)	$(667)	$27,618	-

Other intangible assets
Amortizable
Employment agreements	$440	$-	$(440)	$-	-
Insurance expirations	1,270	-	(1,270)	-	-
Customer relationships	795	(95)	(484)	216	4.6
Core deposit intangible	3,954	-	(231)	3,723	9.4
	6,459	(95)	(2,425)	3,939
Unamortizable
Trade name	780	-	-	780	-
Total other intangible assets	$7,239	$(95)	$(2,425)	$4,719

The aggregate amortization expense was $631 thousand and $203 thousand for the nine months ended September 30, 2018 and September 30, 2017, respectively.

At September 30, 2018, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)
2018	$270
2019	652
2020	580
2021	505
2022	421
2023	317
Thereafter	563
Total amortizing intangible assets	$3,308

Note 7 – Other Assets

The Company had the following other assets at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Restricted securities	$8,110	$3,735
Accrued interest receivable	3,601	3,502
Deferred income taxes	2,440	1,935
Prepaid expenses	1,546	1,475
Cash surrender value on life insurance	3,676	3,637
Other assets	4,327	3,636
Total	$23,700	$17,920

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$2,801	$2,625
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	397	741
Write-downs of other real estate owned	217	212
Deferred income	132	95
Unrealized losses on available-for-sale securities	1,514	460
Unrealized losses on available-for-sale securities transferred to held to maturity	22	20
Other	345	635
Total deferred tax assets	5,509	4,869
Deferred tax liabilities:
Depreciation	267	408
Amortization on loans FMV adjustment	65	84
Acquisition accounting adjustments	2,239	1,994
Deferred capital gain on branch sale	202	207
Other	296	241
Total deferred tax liabilities	3,069	2,934
Net deferred tax assets	$2,440	$1,935

The Company’s deferred tax assets consist of gross net operating loss carryovers for state tax purposes of $6.0 million that will be used to offset taxable income in future periods. The Company’s state net operating loss carryovers will begin to expire in the year ending December 31, 2026 with limited amounts available through December 31, 2034.

No valuation allowance on these deferred tax assets was recorded at September 30, 2018 and December 31, 2017 as management believes it is more likely than not that all deferred tax assets will be realized.

Note 8 – Other Liabilities

The Company had the following other liabilities at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Accrued interest payable	$396	$65
Other accounts payable	4,178	4,286
Deferred compensation liability	1,083	1,219
Other liabilities	588	39
Total	$6,245	$5,609

Note 9 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 653,391 shares remained available for grant at September 30, 2018.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$163	$158	$474	$748
Excess tax benefits related to stock-based compensation	11	15	146	26

	As of
	September 30,
(Dollars in thousands)	2018	2017
Unrecognized stock-based compensation expense	$530	$1,147
Weighted average period unrecognized expense is expected to be recognized	0.8 years	1.3 years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	15,913	$15.39
Granted	14,602	18.74
Vested	(30,515)	17.04
Cancelled	-	-
Nonvested at end of period	-	$-

The fair value of restricted stock awards that vested during the first nine months of 2018 and 2017 was $520 thousand and $309 thousand, respectively.

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

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	90,266	$12.08
Granted	26,381	17.36
Vested	(40,423)	9.49
Forfeited	(16,308)	11.68
Outstanding at end of period	59,916	$15.38

The fair value of restricted stock units that vested during the first nine months of 2018 and 2017 was $383 thousand and $0, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	62,429	$8.48
Granted	-	-
Exercised	(35,180)	7.54
Expired/Cancelled	-	-
Outstanding at end of period	27,249	$9.68

Exercisable at end of period	27,249	$9.68

There were no stock options granted during the nine months ended September 30, 2018. The weighted average fair value of stock options granted during the nine months ended September 30, 2017 was $10.99. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017.

2017
Dividend yield	0.84%
Expected volatility	64.80%
Risk-free interest rate	2.42%
Expected contract life (in years)	10 years

At the end of the third quarter of 2018, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $222 thousand based on the $17.82 market value per share of the Company’s common stock at September 30, 2018. Similarly, the aggregate intrinsic value of the options exercisable was $222 thousand at September 30, 2018. The intrinsic value on options exercised during the nine months ended September 30, 2018 was $365 thousand based on the $17.92 market value per share of the Company’s common stock at January 31, 2018. The intrinsic value on options exercised in 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. At September 30, 2018, the weighted average remaining contract life of options outstanding was 6.7 years.

Note 10 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Cumulative effect adjustment (ASU 2016-01)	6	-	6
Other comprehensive (loss) income	(2,778)	15	(2,763)
Balance, September 30, 2018	$(4,027)	$(39)	$(4,066)

Balance, December 31, 2016	$(931)	$(62)	$(993)
Other comprehensive income	927	15	942
Reclassification of (gains) recognized	(3)	-	(3)
Balances, September 30, 2017	$(7)	$(47)	$(54)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. No assets were transferred from one hierarchy level to another during the first nine months of 2018 or 2017.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Securities available for sale:
U.S. Government agencies	$41,546	$-	$41,546	$-
Mortgage-backed	126,129	-	126,129	-
	167,675	-	167,675	-
Equity	649	-	649	-
Total	$168,324	$-	$168,324	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$45,332	$-	$45,332	$-
Mortgage-backed	150,965	-	150,965	-
Equity	658	-	658	-
Total	$196,955	$-	$196,955	$-

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
September 30, 2018
Nonrecurring measurements:

Impaired loans	$303	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$5,908	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,518	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2017
Nonrecurring measurements:

Impaired loans	$510	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$6,005	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,794	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following table provides information on the estimated fair values of the Company’s financial assets and liabilities that are reported in the balance sheets not recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. The financial assets and liabilities have been segregated by their classification level in the fair value hierarchy.

	September 30, 2018		December 31, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$48,777	$48,777	$31,820	$31,820

Level 2 inputs
Investment securities held to maturity	$6,037	$5,983	$6,247	$6,391
Restricted securities	8,110	8,110	3,735	3,735
Cash surrender value on life insurance	3,676	3,676	3,637	3,637

Level 3 inputs
Loans, net (1)	$1,170,229	$1,139,344	$1,083,733	$1,072,951

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$331,766	$331,766	$328,322	$328,322
Checking plus interest	214,898	214,898	231,898	231,898
Money market	216,394	216,394	223,123	223,123
Savings	153,973	153,973	156,623	156,623
Club	1,535	1,535	398	398
Brokered Deposits	23,547	23,519	-	-
Certificates of deposit, $100,000 or more	96,498	94,212	107,343	105,691
Other time	143,225	138,187	155,074	151,339
Short-term borrowings	114,043	114,043	21,734	21,734

(1)	Carrying amount is net of unearned income and the allowance for credit losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The following table provides information on commitments outstanding at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$188,961	$206,065
Letters of credit	6,816	7,142
Total	$195,777	$213,207

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

The following tables include selected financial information by business segments for the three and nine months of September 30, 2018 and 2017.

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
For the three months ended September 30, 2018
Interest Income	$14,231	$-	$5	$14,236
Interest Expense	(1,289)	-	-	(1,289)
Provision for credit losses	(307)	-	-	(307)
Noninterest income	2,464	2,246	-	4,710
Noninterest expense	(7,166)	(1,978)	(2,142)	(11,286)
Net intersegment (expense) income	(1,893)	(143)	2,036	-
Income (loss) before taxes	6,040	125	(101)	6,064
Income tax (expense) benefit	(1,586)	(33)	9	(1,610)
Net Income (loss)	$4,454	$92	$(92)	$4,454

Total assets, September 30, 2018	$1,455,060	$11,305	$7,178	$1,473,543

For the three months ended September 30, 2017
Interest Income	$12,931	-	6	12,937
Interest Expense	(611)	-	-	(611)
Provision for credit losses	(345)	-	-	(345)
Noninterest income	2,178	2,247	-	4,425
Noninterest expense	(6,607)	(2,201)	(1,912)	(10,720)
Net intersegment (expense) income	(1,906)	78	1,828	-
Income (loss) before taxes	5,640	124	(78)	5,686
Income tax (expense) benefit	(2,255)	(50)	31	(2,274)
Net Income (loss)	$3,385	74	(47)	3,412

Total assets, September 30, 2017	$1,359,930	9,909	6,289	1,376,127

	Community	Insurance Products	Parent	Consolidated
(Dollars in thousands)	Banking	and Services	Company	Total
For the nine months ended September 30, 2018
Interest Income	$40,996	$-	$17	$41,013
Interest Expense	(3,104)	-	-	(3,104)
Provision for credit losses	(1,214)	-	-	(1,214)
Noninterest income	6,899	7,280	-	14,179
Noninterest expense	(21,178)	(5,953)	(6,445)	(33,576)
Net intersegment (expense) income	(5,627)	(439)	6,066	-
Income (loss) before taxes	16,772	888	(362)	17,298
Income tax (expense) benefit	(4,375)	(233)	213	(4,395)
Net Income (loss)	$12,397	655	(149)	12,903

Total assets, September 30, 2018	1,455,060	11,305	7,178	$1,473,543

For the nine months ended September 30, 2017
Interest Income	$34,761	$(1)	$73	$34,833
Interest Expense	(1,674)	-	-	(1,674)
Provision for credit losses	(1,746)	-	-	(1,746)
Noninterest income	6,111	7,300	-	13,411
Noninterest expense	(18,651)	(6,035)	(5,884)	(30,570)
Net intersegment (expense) income	(5,500)	(84)	5,584	-
Income (loss) before taxes	13,301	1,180	(227)	14,254
Income tax (expense) benefit	(5,309)	(472)	91	(5,690)
Net Income (loss)	$7,992	$708	$(136)	$8,564

Total assets, September 30, 2017	$1,359,930	$9,909	$6,289	$1,376,127

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$982	$945	$2,834	$2,657
Trust and investment fee income	383	389	1,197	1,122
Gains on sales and calls of investment securities	-	5	-	5
Insurance agency commissions	2,170	2,088	7,015	6,939
Other noninterest income	1,130	870	2,969	2,413
Noninterest Income (in-scope of Topic 606)	4,665	4,297	14,015	13,136
Noninterest Income (out-of-scope of Topic 606)	45	128	164	275
Total Noninterest Income	$4,710	$4,425	$14,179	$13,411

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

OVERVIEW

The Company reported net income of $4.5 million for the third quarter of 2018, or diluted income per common share of $0.35, compared to net income of $3.4 million, or diluted income per common share of $0.27, for the third quarter of 2017. For the second quarter of 2018, the Company reported net income of $4.4 million, or diluted income per common share of $0.34. When comparing the third quarter of 2018 to the third quarter of 2017, the primary reasons for improved net income were increases in net interest income of $621 thousand and noninterest income of $285 thousand, partially offset by an increase in noninterest expense of $566 thousand. In addition, the reduced federal corporate income tax rate from 35% to 21% became effective for 2018 and had a significant impact on net income. When comparing the third quarter of 2018 to the second quarter of 2018, the higher net income was primarily attributable to increases in net interest income of $314 thousand and noninterest income of $170 thousand, partially offset by an increase in noninterest expense of $458 thousand.

For the first nine months of 2018, the Company reported net income of $12.9 million, or diluted income per common share of $1.01, compared to net income of $8.6 million, or diluted income per common share of $0.67, for the first nine months of 2017. Earnings improved in the 2018 period due to increases in net interest income of $4.8 million and noninterest income of $768 thousand, coupled with a decline in provision for credit losses of $532 thousand. Also contributing to the increase in net income for 2018 was the reduced federal corporate income tax rate. These positive variances were partially offset by an increase in noninterest expense of $3.0 million which are a direct result of operating four additional branches for all nine months of 2018.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $13.0 million for the third quarter of 2018 and $12.4 million for the third quarter of 2017. Tax-equivalent net interest income was $12.7 million for the second quarter of 2018. The increase in net interest income for the third quarter of 2018 when compared to the third quarter of 2017 was primarily due to an increase in interest income of $1.3 million, or 9.8% due to improving yield and growth in interest earnings assets, partially offset by an increase in interest expense of $678 thousand, or 111.0%. The increase in net interest income when compared to the second quarter of 2018 was the result of average loan growth of $33.2 million, or 2.9%, partially offset by an increase in interest expense of $248 thousand. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the third quarter of 2018 was 3.76%, which is a decrease of 3 basis points (bps) when compared to 3.79% for both the third quarter of 2017 and the second quarter of 2018.

Interest Income

On a tax-equivalent basis, interest income increased $1.3 million, or 9.8%, for the third quarter of 2018 when compared to the third quarter of 2017. The increase was due to a $1.4 million, or 11.9%, increase in interest income and fees on loans, the direct result of the increase in the average balance on loans of $140.0 million, or 13.5%. The average yield on loans decreased 7 bps from the comparable quarter in 2017 due to competitive pressure to renew loans at historically low rates. Interest on taxable investment securities and interest-bearing deposits with other banks decreased $88 thousand, or 8.5% and $47 thousand, or 35.9%, respectively. These decreases were attributed to decreases in the average balance in taxable investment securities of $40.1 million, or 18.3%, and interest-bearing deposits with other banks of $24.7 million, or 58.6%, which helped fund loan growth between the comparable quarters.

On a tax-equivalent basis, interest income increased $562 thousand, or 4.1%, for the third quarter of 2018 when compared to the second quarter of 2018. The increase was primarily due to a $574 thousand, or 4.5%, increase in interest income and fees on loans. This increase was due to an increase of $33.2 million, or 2.9% in the average balance of loans. The average yield on loans increased 2bps to 4.47% and the yield on total earning assets increased 3 bps to 4.13%. Interest on taxable investment securities decreased $35 thousand, or 3.6%, and interest-bearing deposits with other banks increased $23 thousand, or 37.7%.

Interest Expense

Interest expense increased $678 thousand, or 111.0%, when comparing the third quarter of 2018 to the third quarter of 2017. The increase in interest expense was due to an increase in the average balance of short-term borrowings of $85.7 million which equated to $459 thousand in additional interest expense. The increase in short-term borrowings was the result of loan demand outpacing deposit growth in the near-term, which increased the cost of funding 25 bps when compared to the third quarter of 2017. The average balance of interest-bearing deposits decreased $27.4 million, or 3.1%, primarily due to the decrease in the average balances of time deposits of $45.3 million, or 15.7%, partially offset by an increase in brokered deposits of $25.5 million. The decrease in time deposits is correlated with customers seeking higher rates paid on these deposits and/or utilizing these investments to self-finance capital improvements and pay down outstanding debt. Partially offsetting the decrease in time deposits was an increase in the average balance in noninterest-bearing deposits of $9.4 million, or 2.9% between the comparable quarters, also indicating customer sentiment to have funds immediately available for alternative investment opportunities.

Interest expense increased $248 thousand, or 23.8%, when comparing the third quarter of 2018 to the second quarter of 2018. The increase in interest expense was due to increases in the average balances of interest-bearing deposits of $23.8 million, or 2.8%, coupled with higher rates paid on these deposits. This increase provided the opportunity for the Company to pay-down short-term borrowings which experienced an average balance decrease of $4.1 million, or 4.4%. In addition, the average balance of noninterest-bearing deposits increased $7.2 million, or 2.2% when compared to the second quarter of 2018. The increase in both interest-bearing and noninterest-bearing deposits was a positive transition from higher rates paid on short-term borrowings and a more sustainable approach for funding long-term loan growth.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2018 and 2017.

	For Three Months Ended			For Three Months Ended
	September 30, 2018			September 30, 2017
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,174,513	$13,233	4.47%	$1,034,553	$11,830	4.54%
Investment securities:
Taxable	178,572	947	2.12	218,675	1,035	1.89
Interest-bearing deposits	17,488	84	1.91	42,204	131	1.23
Total earning assets	1,370,573	14,264	4.13%	1,295,432	12,996	3.98%
Cash and due from banks	17,790			16,232
Other assets	79,065			75,611
Allowance for credit losses	(10,354)			(9,300)
Total assets	$1,457,074			$1,377,975

Interest-bearing liabilities
Demand deposits	$221,905	178	0.32%	$224,180	132	0.23%
Money market and savings deposits	373,357	132	0.14	378,711	113	0.12
Brokered Deposits	25,507	138	2.01	-	-	-
Certificates of deposit $100,000 or more	97,563	170	0.69	123,538	154	0.50
Other time deposits	145,130	208	0.57	164,459	208	0.50
Interest-bearing deposits	863,462	826	0.36	890,888	607	0.27
Short-term borrowings	87,925	463	2.09	2,274	4	0.62
Total interest-bearing liabilities	951,387	1,289	0.52%	893,162	611	0.27%
Noninterest-bearing deposits	329,383			320,006
Other liabilities	6,005			5,256
Stockholders' equity	170,299			159,551
Total liabilities and stockholders' equity	$1,457,074			$1,377,975

Net interest spread		$12,975	3.61%		$12,385	3.71%
Net interest margin			3.76%			3.79%

Tax-equivalent adjustment
Loans		$28			$59
Total		$28			$59

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, for the third quarter of 2018 and 35.0% for third quarter of 2017, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $4.7 million, or 14.0%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in net interest income was primarily due to an increase in interest income of $6.1 million, or 17.4%, partially offset by an increase in interest expense of $1.4 million, or 85.4%. This resulted in an improved net interest margin of 3.79% for the nine months ended September 30, 2018 compared to 3.75% for the nine months ended September 30, 2017.

Interest Income

On a tax-equivalent basis, interest income increased $6.1 million, or 17.4%, for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. The increase was primarily due to a $6.0 million, or 18.9%, increase in interest income and fees on loans. This increase was due to a $184.2 million, or 19.3% increase in the average balance of loans which was the result of the branch acquisition from NWBI and organic growth. The average yield on loans decreased 1bp to 4.45% and the yield on total earning assets increased 17 bps to 4.10%. Interest on taxable investment securities increased $151 thousand, or 5.4%, despite a decrease in the average balance of $11.5 million. Income from interest-bearing deposits with other banks decreased $86 thousand, or 32.0% between the relevant periods in 2018 and 2017.

Interest Expense

Interest expense increased $1.4 million, or 85.4%, when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The increase in interest expense was primarily due to the increase in the average balance of short-term borrowings of $74.9 million, or 1,875.1%, which added $1.1 million in additional interest expense. In addition, the interest on interest-bearing deposits increased $298 thousand, or 18.0%, mostly due to the addition of brokered deposits during the second quarter of 2018 and the implementation of a new Insured Cash Sweep (“ICS”) product in which customer repurchase agreements are swept into demand deposits at a lower cost of funding than short-term borrowings and do not require the pledging of securities. The combination of both brokered deposits and the new ICS product produced an increase in the average balance of interest-bearing deposits of $20.4 million, or 2.5%. Although these alternative funding sources increased the rate paid on interest-bearing deposits, they provided a lower cost alternative than short-term borrowings from the FHLB.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2018 and 2017.

	For Nine Months Ended			For Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,140,925	$37,964	4.45%	$956,694	$31,941	4.46%
Investment securities:
Taxable	186,936	2,950	2.10	198,383	2,799	1.88
Tax-exempt	-	-	-	116	5	5.41
Interest-bearing deposits	13,542	183	1.80	34,506	269	1.04
Total earning assets	1,341,403	41,097	4.10%	1,189,699	35,014	3.93%
Cash and due from banks	17,031			14,988
Other assets	78,243			61,537
Allowance for credit losses	(10,173)			(9,072)
Total assets	$1,426,504			$1,257,152

Interest-bearing liabilities
Demand deposits	$214,317	411	0.26%	$206,033	279	0.18%
Money market and savings deposits	378,404	376	0.13	325,660	300	0.12
Brokered Deposits	12,157	190	2.09	-	-	-
Certificates of deposit $100,000 or more	98,772	425	0.58	121,508	467	0.51
Other time deposits	148,107	552	0.50	151,179	610	0.54
Interest-bearing deposits	851,757	1,954	0.30	804,380	1,656	0.28
Short-term borrowings	78,945	1,150	1.95	3,997	18	0.59
Total interest-bearing liabilities	930,702	3,104	0.44%	808,377	1,674	0.28%
Noninterest-bearing deposits	322,748			285,324
Other liabilities	5,766			5,109
Stockholders' equity	167,288			158,342
Total liabilities and stockholders' equity	$1,426,504			$1,257,152

Net interest spread		$37,993	3.66%		$33,340	3.65%
Net interest margin			3.79%			3.75%

Tax-equivalent adjustment
Loans		$84			$179
Investment securities		-			2
Total		$84			$181

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, for all quarters during 2018 and 35.0% for all quarters during 2017, exclusive of the alternative minimum tax rate and nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the third quarter of 2018 increased $285 thousand, or 6.4%, when compared to the third quarter of 2017. The increase from the third quarter of 2017 was mainly due to increases in insurance agency commissions of $82 thousand, service charges on deposit accounts of $37 thousand and other bank fees and service charges of $143 thousand. Noninterest income increased $170 thousand, or 3.7%, when compared to the second quarter of 2018 mainly due to increases in bank fees and service charges.

Total noninterest income for the nine months ended September 30, 2018 increased $768 thousand, or 5.7%, when compared to the same period in 2017. The increase in noninterest income primarily consisted of increases in service charges on deposit accounts of $177 thousand and other noninterest income of $445 thousand which included higher fees on bank services of $326 thousand and higher loan fee income of $70 thousand. Also attributing to the increase in noninterest income were increases in insurance agency commissions of $76 thousand and trust and investment fee income of $75 thousand, respectively.

Noninterest Expense

Total noninterest expense for the third quarter of 2018 increased $566 thousand, or 5.3%, when compared to the third quarter of 2017. The increase in noninterest expense for the third quarter of 2018 compared to the third quarter of 2017 was primarily due to increases in salary and wages and employee benefits resulting from pay increases, the filling of vacant positions throughout the Company and additional amortization of intangibles acquired in the Northwest branch acquisition in 2017. Total noninterest expenses increased $458 thousand, or 4.2%, when compared to the second quarter of 2018. The increase when compared to the second quarter of 2018 was primarily due to increased salary and wages, increased data processing fees and a write-down on an other real estate owned (“OREO”) property of $128 thousand.

Total noninterest expense for the nine months ended September 30, 2018 increased $3.0 million, or 9.8%, when compared to the same period in 2017. The increase was primarily due to the cost of operating four additional branches which impacted almost all noninterest expense line items, offset by decreases in data processing fees, OREO expenses and legal and professional fees.

Provision for Credit Losses

The provision for credit losses was $307 thousand for the third quarter of 2018, $345 thousand for the third quarter of 2017 and $418 thousand for the second quarter of 2018. The lower level of provision for credit losses when comparing the third quarter of 2018 to the third quarter of 2017 was driven primarily by lower net charge-offs. The provision for credit losses decreased in the third quarter of 2018 compared to the second quarter of 2018 due to an overall decline in historical loss experience captured in the allowance calculation. Net charge-offs were $100 thousand for the third quarter of 2018, $182 thousand for the third quarter of 2017 and $84 thousand for the second quarter of 2018. The ratio of annualized net charge-offs to average loans was 0.03% for both the third and second quarter of 2018, compared to 0.07% for the third quarter of 2017.

The provision for credit losses for the nine months ended September 30, 2018 and 2017 was $1.2 million and $1.7 million, respectively, while net charge-offs were $667 thousand and $1.2 million, respectively. The decrease in provision for credit losses was due to lower charge-offs and overall improved credit quality. The ratio of annualized net charge-offs to average loans was 0.08% for the first nine months of September 30, 2018 and 0.16% for the same period in 2017.

Income Taxes

The Company reported income tax expense of $1.6 million for the third quarter of 2018, compared to $2.3 million for the third quarter of 2017 and $1.5 million for the second quarter of 2018. The significant decrease in income tax expense when comparing the third quarter of 2018 and 2017 was the result of the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the federal income tax rate on corporations from 35.0% to 21.0% effective January 1, 2018. Income tax expense increased $74 thousand when compared to the second quarter of 2018 due to improved net earnings for the Company. The effective tax rate was 26.6% for the third quarter of 2018, 40.0% for the third quarter of 2017 and 25.9% for the second quarter of 2018. Income taxes for the nine months ended September 30, 2018 decreased $1.3 million, or 22.8%, when compared to the same period in 2017. The decrease was primarily due to the lower effective tax rate from the recently enacted Tax Act.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.2 billion at September 30, 2018 and $1.1 billion at December 31, 2017, an increase of $87.0 million, or 8.0%. The increase was primarily due to organic growth of $48.3 million in commercial real estate, $26.7 million in residential real estate and $11.5 million in commercial loans. Loans included deferred costs, net of deferred fees, of $725 thousand and discounts on acquired loans of $1.5 million at September 30, 2018, compared to $609 thousand and $1.8 million, respectively, at December 31, 2017. We do not engage in foreign or subprime lending activities.

See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $126.3 million, or 10.7% of total loans, at September 30, 2018 and $125.7 million, or 11.5% of total loans at December 31, 2017. Commercial real estate loans were $513.2 million, or 43.5% of total loans, at September 30, 2018, compared to $464.9 million, or 42.5% of total loans, at December 31, 2017.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2018, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 297.5% of total risk-based capital. At such time, construction, land and land development loans represented 85.6% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 88.1% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

Net charge-offs were $100 thousand for the third quarter of 2018 and $182 thousand for the third quarter of 2017. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.87% at September 30, 2018, and 0.89% at September 30, 2017, and December 31, 2017. The allowance for credit losses as a percentage of period-end loans, excluding the loans acquired from Northwest Bank in the second quarter of 2017, was 0.95% at September 30, 2018, 0.97% at December 31, 2017 and 1.00% at September 30, 2017. Management believes that the provision for credit losses and the resulting allowance was adequate to provide for probable losses inherent in our loan portfolio at September 30, 2018.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2018 and 2017.

	At or for Three Months		At or for Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance balance - beginning of period	$10,121	$9,132	$9,781	$8,726

Charge-offs:
Construction	-	-	(379)	(54)
Residential real estate	(109)	(70)	(288)	(393)
Commercial real estate	-	(100)	-	(100)
Commercial	(137)	(99)	(263)	(870)
Consumer	-	(18)	(24)	(33)
Total	(246)	(287)	(954)	(1,450)

Recoveries:
Construction	3	11	18	27
Residential real estate	5	11	91	32
Commercial real estate	5	8	23	27
Commercial	122	67	144	167
Consumer	11	8	11	20
Totals	146	105	287	273
Net charge-offs	(100)	(182)	(667)	(1,177)
Provision for credit losses	307	345	1,214	1,746
Allowance balance - end of period	$10,328	$9,295	$10,328	$9,295

Average loans outstanding during the period	$1,174,513	$1,034,553	$1,140,925	$956,694
Net charge-offs (annualized) as a percentage of
average loans outstanding during the period	0.03%	0.07%	0.08%	0.16%
Allowance for credit losses at period end as a
percentage of total period end loans	0.87%	0.89%	0.87%	0.89%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets increased $1.5 million to $8.9 million at September 30, 2018 from $7.4 million at December 31, 2017, primarily due an increase in nonaccrual loans of $2.4 million, or 48.1% which was primarily the result of one commercial real estate customer with outstanding indebtedness to the Bank of $2.0 million, all of which is categorized as nonaccrual. The allowance for credit losses was not impacted by this nonaccrual loan as the collateral was appraised at a value significantly higher than the outstanding loan balance. Accruing TDRs decreased $4.4 million to $8.9 million at September 30, 2018 from $13.3 million at December 31, 2017. This decrease was primarily due to one significant accruing TDR, the underlying collateral of which was sold to another borrower. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 1.38% at September 30, 2018 from 1.67% at December 31, 2017.

The Company continues to focus on the resolution of its nonperforming and problem loans. The efforts to accomplish this goal include frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon; obtaining updated appraisals; provisioning for credit losses; charging-off loans; transferring loans to other real estate owned; aggressively marketing other real estate owned; and selling nonperforming loans. The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonperforming assets
Nonaccrual loans
Construction	$3,032	$3,003
Residential real estate	2,267	1,482
Commercial real estate	1,739	149
Commercial	324	337
Consumer	-	-
Total nonaccrual loans	7,362	4,971
Loans 90 days or more past due and still accruing
Construction	-	-
Residential real estate	-	421
Commercial real estate	-	218
Commercial	-	-
Consumer	3	-
Total loans 90 days or more past due and still accruing	3	639
Other real estate owned	1,518	1,794
Total nonperforming assets	$8,883	$7,404

Accruing TDRs
Construction	$72	$3,972
Residential real estate	4,664	4,536
Commercial real estate	4,197	4,818
Commercial	-	-
Consumer	-	-
Total accruing TDRs	$8,933	$13,326

Total nonperforming assets and accruing TDRs	$17,816	$20,730

As a percent of total loans:
Nonaccrual loans	0.62%	0.45%
Accruing TDRs	0.76%	1.22%
Nonaccrual loans and accruing TDRs	1.38%	1.67%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.75%	0.68%
Nonperforming assets and accruing TDRs	1.51%	1.89%

As a percent of total assets:
Nonaccrual loans	0.50%	0.36%
Nonperforming assets	0.60%	0.53%
Accruing TDRs	0.61%	0.96%
Nonperforming assets and accruing TDRs	1.21%	1.49%

Investment Securities

The investment portfolio is comprised of securities that are either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2018 and December 31, 2017, 97% of the portfolio was classified as available for sale and 3% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased debt securities as available for sale. See Note 4 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities totaled $174.4 million at September 30, 2018, a $28.8 million, or 14.2%, decrease since December 31, 2017. The decrease was due to the roll-off of investment securities being redeployed to fund loan growth during the first nine months of 2018. At the end of September 2018, 75.2% of the securities available for sale were mortgage-backed and 24.8% were U.S. Government agencies, compared to 74.3%, and 22.3%, respectively, at year-end 2017. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2018 totaled $1.2 billion, a decrease of $20.9 million, or 1.7% when compared to the level at December 31, 2017. The decrease was due to decreases in interest-bearing checking accounts of $17.0 million, time deposits of $21.6 million, and money market and savings deposits of $9.4 million, partially offset by increases in brokered deposits of $23.5 million and noninterest-bearing deposits of $3.4 million. The issuance of brokered deposits as an alternative to FHLB borrowings provided lower interest costs for comparative terms.

Short-Term Borrowings

Short-term borrowings at September 30, 2018 and December 31, 2017 were $114.0 million and $21.7 million, respectively. The increase in short-term borrowings was the result of significant loan growth during the first nine months of 2018 while experiencing an outflow of deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2018 and December 31, 2017, short-term borrowings consisted of borrowings from the FHLB and repurchase agreements.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $17.0 million for the first nine months of 2018 compared to a decrease of $32.0 million for the first nine months of 2017. The increase in cash and cash equivalents in 2018 was mainly due to short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks. The Bank had $15 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at both September 30, 2018 and December 31, 2017. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $119.8 million and $205.6 million at September 30, 2018 and December 31, 2017, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $7.7 million to $171.4 million at September 30, 2018 when compared to December 31, 2017 primarily due to current year’s earnings.

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer became effective as of January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2018, the Bank's capital levels remained characterized as "well-capitalized" under the new rules.

The following tables present the applicable capital ratios as of September 30, 2018 and December 31, 2017.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2018	ratio	ratio	capital ratio	capital ratio
Company (1)	N/A	N/A	N/A	N/A
Shore United Bank	9.62%	11.79%	11.79%	12.71%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2017	ratio	ratio	capital ratio	capital ratio
Company	9.84%	11.90%	11.90%	12.81%
Shore United Bank	9.44%	11.45%	11.45%	12.36%

(1)	In August of 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) directed the Federal Reserve Board (“FRB”) to revise the Small Bank Holding Company Policy Statement to raise the total consolidated asset limit in the Policy Statement from $1 billion to $3 billion. The Company meets the conditions of the revised policy statement and is, therefore, exempt from the consolidated capital requirements at September 30, 2018.

The Company, will also begin filing less extensive and less frequent regulatory reports with the FRB, which will reduce administrative costs for the Company.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2018 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2018.

There was no change in our internal control over financial reporting during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHORE BANCSHARES, INC.

Date: November 8, 2018	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Edward C. Allen
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

