Form 10-K
period 2018-12-31
SHORE BANCSHARES INC
filed 2019-03-15
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 237,212,761.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 12,779,809 as of February 28, 2019.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K of Shore Bancshares, Inc. (the “Company” and “we,” “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, expected operating results and the assumptions upon which those statements are based. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;

•	our ability to prudently manage our growth and execute our strategy;

•	impairment of our goodwill and intangible assets;

•	the disposition of the insurance subsidiaries that occurred during the fourth quarter of 2018 may adversely impact our revenue and profitability to the extent we are unable to replace their revenues or realize the expected cost savings of this transaction;

•	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary banks in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the growth and profitability of non-interest or fee income being less than expected;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

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

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company, through its subsidiary, provides commercial banking products and services, including trust, wealth management and financial planning services. The Company and Shore United Bank (the “Bank”) are Affirmative Action/Equal Opportunity Employers.

Recent Transactions

On December 31, 2018, the Company sold the assets and activities of its insurance business, The Avon-Dixon Agency, LLC (“Avon”), a Maryland limited liability company, with two specialty lines, trading as Elliot Wilson Insurance (Trucking) and Jack Martin & Associates (Marine). The Company received net proceeds from the sale of $25.2 million. In addition, the Company discontinued operations of its insurance premium finance business, Mubell, LLC (“Mubell”), a Maryland limited liability company which it plans to sell or dispose of in the next year. Additional details related to the sale of Avon and the discontinuing operations of Mubell can be located in Note 2 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

On May 19, 2017, the Bank purchased three branches from Northwest Bank (“NWBI”) located in Arbutus, Elkridge, and Owings Mills, Maryland. Pursuant to the transaction, the Bank acquired $122.9 million in loans and $212.5 million in deposits, as well as the branch premises and equipment. In connection with its purchase of the branches from NWBI, the Bank received a cash payment from NWBI of $64.0 million, which was net of a premium paid on deposits of $17.2 million. Total acquisition costs totaled $18.2 million. This acquisition provided the Bank with the opportunity to enhance its footprint in Maryland by extending its branch network across the Eastern Shore to the greater Baltimore area communities of Elkridge, Owings Mills and Arbutus. Additional details related to the purchase of branches from NWBI can be located in Note 3 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Banking Products and Services

The Bank is a Maryland chartered commercial bank with trust powers that can trace its origin to 1876. The Bank currently operates 21 full service branches, 23 ATMs, 2 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Deposit Activities

The Bank offers a full array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit. The Bank also offers the CDARS program, providing up to $50 million of FDIC insurance to our customers. In addition, we offer our commercial customers packages which include cash management services and various checking opportunities and cash sweep products.

Trust Services

The Bank has a trust department through which it offers trust, asset management and financial planning services to customers within our market areas using the trade name Wye Financial & Trust.

Seasonality

Management does not believe that our business activities are seasonal in nature.

Employees

At February 28, 2019, we employed 292 persons, of which 278 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

COMPETITION

Shore Bancshares, Inc. and the Bank operate in a highly competitive environment. Our competitors include community banks, commercial banks, credit unions, thrifts, mortgage banking companies, credit card issuers, investment advisory firms, brokerage firms, mutual fund companies and e-commerce and other internet-based companies. We compete on a local and regional basis for banking and investment products and services.

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

As of December 31, 2018, the Bank was categorized as “well capitalized.” For more information regarding the capital condition of the Company, see Note 18 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

Community Bank Leverage Ratio. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On November 21, 2018, the federal banking agencies invited public comment on their proposal to establish the Community Bank Leverage Ratio framework. Under the proposal, a community banking organization would be eligible to elect the Community Bank Leverage Ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a Community Bank Leverage Ratio greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework would be automatically considered in compliance with the Basel III capital requirements and would be exempt from the complex Basel III risk-based capital calculations. Such a community banking organization would be considered to have met the capital ratio requirements to be “well capitalized” for the federal banking agencies’ Prompt Corrective Action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Because the proposal has not been finalized and a final rule has not been issued, it is difficult at this time to predict when or how this new capital ratio will ultimately be applied to community banking organizations or to predict the specific effects of the final rule.

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

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The Bank expensed a total of $804 thousand in FDIC insurance premiums during 2018. The FDIC has the flexibility to adopt actual deposit assessment rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2018, the FICO assessment was equal to 0.120 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

AVAILABLE INFORMATION

The Company maintains an Internet site at www.shorebancshares.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov . The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.

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

Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  In the late 2000’s, the national economy experienced an extended recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Although the housing sector has improved, real estate prices have rebounded and consumer confidence has shown improvement, historical trends indicate that a recession occurs every 8-10 years which could result in another economic downturn in the near future.  A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total commercial real estate loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2018, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 297.7% of total risk-based capital. Construction, land and land development loans represent 84.5% of total risk-based capital. The commercial real estate portfolio has increased 96.9% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2018, our interest rate sensitivity simulation model projected that net interest income would increase by 1.2% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage interest rate risk.

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

As of December 31, 2018, we had classified 96% of our debt securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining debt securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost. Equity securities are recorded at fair value with changes in fair value recorded in earnings.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2018, we had recorded goodwill of $17.5 million and other intangible assets of $2.9 million, representing approximately 9.6% and 1.6% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2018, our deferred tax assets were approximately $5.1 million. There was no valuation allowance for deferred taxes recorded at December 31, 2018 as management believes it is more likely than not that all of the deferred taxes will be realized because they were supported by positive evidence such as the expected generation of a sufficient level of future taxable income from operations and tax planning strategies.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition. See Notes 1 and 16 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for further information.

Any changes in the Federal or State tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. On December 22, 2017, President Donald Trump signed into law "The Tax Act, which among other items reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018. As a result, at December 31, 2017, the Company had to revalue its deferred tax assets which resulted in a write-down of approximately $582 thousand which subsequently increased income tax expense by the same amount. Although this one-time adjustment negatively affected our 2017 earnings, the impact of a lower federal tax rate in 2018 had a positive impact on net income.

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

We face substantial competition in all phases of our operations from a variety of different competitors. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.

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

The recently completed sale of our Insurance Agency, Avon Dixon (“Avon”), could adversely affect our revenues and profitability.

The sale of Insurance Agency, Avon Dixon, which we completed on December 31, 2018, involves significant risks. We may not be able to replace the revenues generated by Avon Dixon or achieve the cost savings and other efficiencies anticipated from this transaction. Other conditions outside of our control that could impact the Company's future financial results include, but are not limited to, the ability of the purchaser to successfully transition Avon’s personnel.

The cost savings that we estimate for mergers and acquisitions may not be realized.

The success of our mergers and acquisitions may depend, in part, on the ability to realize the estimated cost savings from combining the acquired businesses with our existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on the ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or there is an inability to combine successfully, the anticipated cost savings may not be realized fully or at all or may take longer to realize than expected.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classifications, which are based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increase in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

MARKET PRICE, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 28, 2018, the Company had approximately 1,285 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2018 and 2017 are set forth in the table below.

	2018			2017
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$19.80	$16.28	$0.07	$17.92	$14.64	$0.05
Second Quarter	20.09	17.92	0.08	17.53	15.17	0.05
Third Quarter	19.84	16.63	0.08	17.34	15.97	0.05
Fourth Quarter	18.32	12.95	0.09	18.49	15.74	0.07
			$0.32			$0.22

On February 28, 2018, the closing sales price for the shares of common stock as reported on the NASDAQ Global Select Market was $15.75 per share.

Shareholders received quarterly cash common stock dividends totaling $4.1 million in 2018 and $2.8 million in 2017. Dividends have increased from 2017 due to the Company’s improved operating results. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal banking and state corporate law and is generally dependent on the ability of the Bank to declare dividends to the Company. For more information regarding these dividend limitations, see “Risk Factors - Our ability to pay dividends is limited by law and contract”.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com .

www.broadridge.com

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about these equity compensation plans as of December 31, 2018.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
	and rights	warrants, and rights	securities reflected in
Plan Category	(a)	(b)	column (a)] ( c)
Equity compensation plans
approved by security holders (1)	27,249	$9.68	652,167

Equity compensation plans not
approved by security holders	-	-	-

Total	27,249	$9.68	652,167

(1)	In addition to stock options and stock appreciation rights, the 2016 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 50,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 30,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,000,000. As of December 31, 2018, the Company has granted 197,809 shares of restricted stock and 106,494 in restricted stock units that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2019 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2018 to its financial condition at December 31, 2017 and the results of operations for the years ended December 31, 2018 and 2017. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $25.00 million for 2018 and net income of $11.26 million for 2017. The Company sold the assets and activities of its retail insurance business, Avon Dixon, LLC(“Avon”) on December 31, 2018 for net proceeds of $25.2 million and a net gain after tax of $8.2 million. In addition, the Company discontinued operations of its insurance premium finance company, Mubell, LLC (“Mubell”), which it intends to dispose of in the next year. Excluding the sale and activity of Avon and Mubell (discontinued operations), the Company reported net income of $15.76 million for 2018 for continuing operations. The basic and diluted income per share was $1.96 which comprised of $1.24 from continuing operations and $0.72 from discontinued operations for 2018 and $0.73 from continuing operations and $0.16 from discontinued operations for 2017. When comparing 2018 to 2017, earnings were significantly improved due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Total assets were $1.483 billion at December 31, 2018, a $89.2 million, or 6.4%, increase when compared to the $1.394 billion at December 31, 2017. The primary factors contributing to the increase were increases in gross loans of $101.8 million and interest-bearing deposits with other banks of $40.6 million, partially offset by decreases of $42.5 million in investment securities which was utilized to fund loan growth and $11.2 million in total assets due to the sale of Avon.

Total deposits increased $9.6 million, or less than 1% to $1.212 billion at December 31, 2018. The increase was due to increases in rates paid on core deposits as well as a new insured cash sweep (“ICS”) product for customers. Total stockholders’ equity increased $19.4 million, or 11.9%, to $183.2 million, or 12.35% of total assets at December 31, 2018. The increase in total stockholders’ equity was primarily due to current year earnings and the sale of Avon.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices, collateral value or are provided by other third-party sources, when available.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the third quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss. As of December 31, 2018, the Company had only one banking reporting unit.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies that the Company adopted during 2018 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2018 was $50.7 million. This represented a $5.0 million, or 10.9%, increase from 2017, and net interest income increased $7.3 million, or 19.0%, for 2017 when compared to 2016. The increase in net interest income when comparing 2018 to 2017 was primarily the result of higher average balances on loans. Although the yields on loans remained unchanged between 2018 and 2017, the funding of loan growth with lower yielding assets, coupled with higher yielding investment securities resulted in a higher overall yield on earning assets. The increase when comparing 2017 to 2016 was due to higher average balances on loans and lower rates paid on time deposits. When comparing 2018 to 2017, interest income increased $8.0 million while interest expense increased $3.0 million. When comparing 2017 to 2016, interest income increased $7.2 million while interest expense decreased $130 thousand.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets minus the cost of liabilities. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.74% for 2018 and 3.76% for 2017. The net interest margin decreased when comparing 2018 to 2017 due to the significant increase in the average balance of loans, higher yields on investment securities, offset by increases in rates paid on deposits and an increase in short and long-term borrowings. The net interest margin increased when comparing 2017 to 2016 due to an increase in the average balance of loans and lower rates paid on interest-bearing deposits. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.57% for 2018, 3.67% for 2017 and 3.46% for 2016.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2018, 2017, and 2016.

	2018			2017			2016
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2) (3)	$1,153,169	$51,446	4.46%	$983,484	$43,857	4.46%	$825,475	$37,349	4.52%
Investment securities:
Taxable	189,879	4,289	2.26	201,792	3,847	1.91	196,026	3,195	1.63
Tax-exempt	-	-	-	87	5	5.42	210	11	5.30
Federal funds sold	-	-	-	-	-	-	1,764	6	0.34
Interest-bearing deposits	14,707	286	1.94	30,819	334	1.08	56,479	289	0.51
Total earning assets	1,357,755	56,021	4.13%	1,216,182	48,043	3.95%	1,079,954	40,850	3.78%
Cash and due from banks	17,327			15,896			15,844
Other assets	71,110			64,854			53,899
Allowance for credit losses	(10,278)			(9,181)			(8,555)
Total assets	$1,435,914			$1,287,751			$1,141,142

Interest-bearing liabilities
Demand deposits	$215,600	700	0.32%	$210,139	415	0.20%	$194,062	234	0.12%
Money market and savings deposits	378,344	1,024	0.27	339,971	417	0.12	265,323	347	0.13
Brokered deposits	14,844	315	2.12	-	-	-	-	-	-
Certificates of deposit, $100,000 or more	98,331	654	0.67	118,723	605	0.51	127,468	819	0.64
Other time deposits	146,492	838	0.57	152,959	805	0.53	148,671	989	0.67
Interest-bearing deposits	853,611	3,531	0.41	821,792	2,242	0.27	735,524	2,389	0.32
Short-term borrowings	77,311	1,636	2.12	4,525	31	0.68	5,753	14	0.24
Long-term debt	3,616	105	2.89	-	-	-	-	-	-
Total interest-bearing liabilities	934,538	5,272	0.56%	826,317	2,273	0.28%	741,277	2,403	0.32%
Noninterest-bearing deposits	326,677			296,283			241,357
Other liabilities	5,917			5,410			6,082
Stockholders' equity	168,782			159,741			152,426
Total liabilities and stockholders' equity	$1,435,914			$1,287,751			$1,141,142

Net interest spread		$50,749	3.57%		$45,770	3.67%		$38,447	3.46%
Net interest margin			3.74%			3.76%			3.56%

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $114 thousand in 2018, $242 thousand in 2017 and $198 thousand in 2016.

(2) Average loan balances include nonaccrual loans.

(3) Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

On a tax-equivalent basis, total interest income was $56.0 million for 2018 compared to $48.0 million for 2017. The increase in interest income for 2018 compared to 2017 was primarily due to the increase in the average balance of loans coupled with a higher yield on taxable investment securities. Interest income on taxable investment securities increased $442 thousand or 11.5% in 2018 compared to 2017. For 2018 compared to 2017, average loans increased $169.7 million and the yield earned on loans remained flat at 4.46%. The increased volume of loans coupled with a disciplined effort to maintain and attempt to improve rates on new loan originations resulted in an increase in tax-equivalent interest income of $7.6 million. Also impacting interest income is the accretion of acquisition accounting adjustments from the branch acquisition in 2017 for loans of $319 thousand and $506 thousand for 2018 and 2017, respectively, which is accounted for using a level yield method. Excluding average nonaccrual loans, the yield on loans would have been 4.49% for 2018 and 2017 and 4.59% for 2016, respectively.

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

As a percentage of total average earning assets, loans, investment securities, and interest-bearing deposits were 84.9%, 14.0%, and 1.1%, respectively, for 2018 which reflected an increase in higher-yielding earning assets when compared to 2017. The comparable percentages for 2017 were 80.9%, 16.6%, and 2.5%, respectively, and for 2016 were 76.4%, 18.2%, and 5.4%, respectively. When comparing 2018 to 2017, the overall increase in average balances of earning assets produced $8.0 million more in interest income the result of a stable yield on loans, coupled with higher yields on taxable investment securities and interest-bearing deposits, as seen in the Rate/Volume Variance Analysis below. When comparing 2017 to 2016, the overall increase in average balances of earning assets produced $7.2 million more in interest income and the decrease in yields on loans were offset by higher yields on taxable investment securities and interest-bearing deposits which produced $129 thousand more in interest income, as seen in the Rate/Volume Variance Analysis below.

Interest expense was $5.3 million for 2018 compared to $2.3 million for 2017. The increase in interest expense for 2018 was primarily due to increases in short and long-term borrowings, rates paid on interest-bearing deposits and the addition of brokered deposits. The average balances on short-term and long-term deposits increased $72.8 million and $3.6 million when compared to 2017, with a rate of 2.12% and 2.89%, respectively. Additionally, brokered deposits were added during 2018 resulting in an average balance of $14.8 million with a rate of 2.12%. Both demand deposits and money market/savings deposits experienced growth with increases in the average balances of $5.5 million and $38.4 million, respectively, while the rates paid on these deposits increased 12 and 15 bps, respectively. Also impacting interest expense is the accretion of acquisition accounting adjustments from the branch acquisition in 2017 for CD’s of $275 thousand. The additional funding sources, along with the increase in rates paid on interest-bearing deposits, were necessary to fund loan growth and remain competitive in the market for core deposits.

Interest expense was $2.3 million for 2017 compared to $2.4 million for 2016. The decline in interest expense for 2017 was primarily due to lower expense on certificates of deposit and other time deposits. Interest expense on certificates of deposit and other time deposits declined $398 thousand in 2017 when compared to 2016, the result of a decrease of $4.5 million in average balances and a decline of 13 basis points on rates paid on these deposits. The decrease in average certificates of deposits and other time deposits reflected the lower rates due to the Bank not increasing these rates in conjunction with a rising interest rate environment. The decrease in average certificates of deposit and other time deposits was mostly transitioned to non-interest bearing and money market and savings deposits which reflected average increases of $54.9 million and $74.6 million, respectively. Also impacting interest expense is the accretion of acquisition accounting adjustments from the branch acquisition in 2017 for CD’s of $86 thousand.

During 2018, higher rates on interest-bearing liabilities produced $1.2 million more in interest expense and increased volume produced $1.8 million more in interest expense, as shown in the table below. In 2017, lower rates on interest-bearing liabilities produced $218 thousand less in interest expense and increased volume produced $88 thousand more in interest expense.

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

	2018 over (under) 2017			2017 over (under) 2016
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$7,589	$-	$7,589	$6,508	$(504)	$7,012
Taxable investment securities	442	679	(237)	652	560	92
Tax-exempt investment securities	(5)	-	(5)	(6)	-	(6)
Federal funds sold	-	-	-	(6)	(3)	(3)
Interest-bearing deposits	(48)	181	(229)	45	76	(31)
Total interest income	7,978	860	7,118	7,193	129	7,064

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	285	275	10	181	163	18
Money market and savings deposits	607	566	41	70	(28)	98
Brokered deposits	315	-	315	-	-	-
Time deposits	82	173	(91)	(398)	(372)	(26)
Short-term borrowings	1,605	186	1,419	17	19	(2)
Long-term debt	105	-	105	-	-	-
Total interest expense	2,999	1,200	1,799	(130)	(218)	88
Net interest income	$4,979	$(340)	$5,319	$7,323	$347	$6,976

Noninterest Income

Noninterest income, excluding discontinued operations, increased $813 thousand, or 9.9%, in 2018 when compared to 2017. The increase in noninterest income in 2018 when compared to 2017 was primarily due to increases in service charges on deposit accounts of $251 thousand, other fees on bank services of $542 thousand included in other noninterest income and trust and investment fee income of $25 thousand.

The following table summarizes our noninterest income from continuing operations for the years ended December 31.

	Years Ended		Change from Prior Year
			2018/ 17
(Dollars in thousands)	2018	2017	Amount	Percent
Service charges on deposit accounts	$3,879	$3,628	$251	6.9%
Trust and investment fee income	1,557	1,532	25	1.6
Gains on sales and calls of investment securities	-	5	(5)	-
Other noninterest income	3,577	3,035	542	17.9
Total	$9,013	$8,200	$813	9.9

Noninterest income from discontinued operations, excluding the gain on sale, decreased $47 thousand, or less than 1% when compared to 2017. The decrease in noninterest income was primarily in an insurance investment which reported a gain of $191 thousand in 2018 compared to a gain of $428 thousand in 2017, partially offset by an increase in insurance agency commissions of $169 thousand. The sale of the insurance subsidiary resulted in a net gain of $12.7 million for 2018.

Noninterest Expense

Noninterest expense, excluding discontinued operations, increased $3.2 million, or 9.5%, in 2018 when compared to 2017. The increase in noninterest expense in 2018 when compared to 2017 was primarily due to the cost of operating four additional branches and a loan production office for an entire year which caused increases in almost all noninterest expense line items, offset by lower fees for data processing due to renegotiating the core processor contract in 2018, a decline in net other real estate owned expenses and lower legal/professional fees compared to the elevated fees in 2017 related to the branch acquisition. The most significant increases absent the operational costs from the additional branches were in salaries and wages due to accrued bonuses, incentive equity programs and a full year of pay increases from 2017 and higher employer benefits due to more full-time employees and increased health care premiums.

The Company had 343 full-time equivalent employees at December 31, 2018, 327 full-time equivalent employees at December 31, 2017 and 287 full-time equivalent employees at December 31, 2016.

The following table summarizes our noninterest expense from continuing operations for the years ended December 31.

	Years Ended		Change from Prior Year
			2018/ 17
(Dollars in thousands)	2018	2017	Amount	Percent
Salaries and wages	$16,535	$15,080	$1,455	9.6%
Employee benefits	4,001	3,551	450	12.7
Occupancy expense	2,622	2,335	287	12.3
Furniture and equipment expense	950	906	44	4.9
Data processing	3,331	3,561	(230)	(6.5)
Directors' fees	556	380	176	46.3
Amortization of intangible assets	866	231	635	274.9
FDIC insurance premium expense	771	599	172	28.7
Other real estate owned expenses, net	353	272	81	29.8
Legal and professional fees	1,981	2,254	(273)	(12.1)
Other noninterest expenses	4,865	4,471	394	8.8
Total	$36,831	$33,640	$3,191	9.5

Income Taxes

The Company reported an income tax expense for continuing operations of $5.4 million for 2018, compared to an income tax expense of $8.7 million for 2017. The effective tax rate for continuing operations was 25.4% for 2018 and 48.6% for 2017. The Company’s effective tax rate decreased for 2018 from 2017 due to the enactment of the Tax Act which reduced the U.S. statutory corporate tax rate from 35% to 21%. Please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

The Company invests excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks increased $40.6 million from $10.3 million at December 31, 2017 to $50.9 million at December 31, 2018. This significant increase was primarily the result of receiving $25.2 million from the sale of Avon on December 31, 2018 along with some large payoffs and paydowns of loans at the end of 2018. Average interest-bearing deposits with other banks decreased $16.1 million in 2018 when compared to 2017. The decrease in 2018 was due to higher period-end and average balances on loans which absorbed the excess liquidity in both average interest-bearing deposits with other banks and average balances on deposits.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on available for sale debt securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2018, 96% of the portfolio was classified as available for sale and 4% as held to maturity, similar to the 97% and 3%, respectively, at December 31, 2017. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities and equity securities, our general practice is to classify all newly-purchased debt securities as available for sale. On December 15, 2016, the Company bought $3.0 million in subordinated notes from a local regional bank which it intends to hold to maturity of December 30, 2026. We do not typically invest in derivative securities and held no such investments at December 31, 2018 or December 31, 2017. Total investment securities decreased $38.7 million from $206.9 million at December 31, 2017 to $168.2 million at December 31, 2018. Average investment securities decreased $12.0 million in 2018, which was used to partially fund loan growth during 2018.

Investment securities available for sale were $154.4 million at the end of 2018 and $197.0 million at the end of 2017. There were no purchases of available for sale securities in 2018, while investment activity for 2017 included purchases of $53.5 million in mortgage-backed securities and $31.0 million in U.S. Government agencies. At year-end 2018, 21.0% of the available for sale securities in the portfolio were U.S. Government agencies and 79.0% of the securities were mortgage-backed securities, compared to 22.3% and 74.3%, respectively, at year-end 2017. As seen in the table below, 19% of the available-for-sale portfolio will mature in over one through five years and 38% will mature in over ten years based on contractual maturities. The comparable amounts for 2017 were 38% and 57%, respectively. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity totaled $6.0 million at December 31, 2018. The comparable amount was $6.2 million at December 31, 2017.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2018.

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Treasury and Government agencies	$5,919	1.31%	$26,443	1.70%	$-	-%	$-	-%
Mortgage-backed	-	-	2,278	1.49	61,292	2.19	58,500	2.36
Total available for sale	$5,919	1.31	$28,721	1.68	$61,292	2.19	$58,500	2.36

Held to maturity:
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$1,642	2.06%
States and political subdivisions[1]	500	4.34	400	5.00	501	5.38	-	-
Other Debt Securities	-	-	-	-	3,000	6.50	-	-
Total held to maturity	$500	4.34	$400	5.00	$3,501	6.34	$1,642	2.06

1 Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

Loans

The loan portfolio is the primary source of our income. Loans totaled $1.2 billion at December 31, 2018, an increase of $101.8 million, or 9.3%, from 2017. Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in loans was comprised of increases in commercial real estate loans of $58.5 million, or 12.6%, residential real estate loans of $30.4 million, or 7.6%, commercial loans, which include financial and agricultural loans, of $10.2 million, or 10.5%, construction loans of $1.8 million, or 1.5% and consumer loans of $867 thousand, or 13.5% at December 31, 2018 compared to December 31, 2017. At December 31, 2018, the loan portfolio was comprised of 10.7% construction, 35.9% residential real estate and 43.8% commercial real estate. That compares to 11.5%, 36.5% and 42.5%, respectively, at December 31, 2017. Commercial and consumer loans were 9.0% and 0.6%, respectively, of the portfolio at December 31, 2018 and 8.9% and 0.6%, respectively, at December 31, 2017. At December 31, 2018, 73.3% of the loan portfolio had fixed interest rates and 26.7% had adjustable interest rates, compared to 74.2% and 25.8%, respectively, at December 31, 2017. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2018 and 2017, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2018		2017		2016		2015		2014
Construction	$127,572	10.7%	$125,746	11.5%	$84,002	9.6%	$85,632	10.8%	$69,157	9.7%
Residential real estate	429,560	35.9	399,190	36.5	325,768	37.4	307,063	38.6	273,336	38.5
Commercial real estate	523,427	43.8	464,887	42.5	382,681	43.9	330,253	41.5	305,788	43.0
Commercial	107,522	9.0	97,284	8.9	72,435	8.3	64,911	8.2	52,671	7.4
Consumer	7,274	0.6	6,407	0.6	6,639	0.8	7,255	0.9	9,794	1.4
Total	$1,195,355	100.0%	$1,093,514	100.0%	$871,525	100.0%	$795,114	100.0%	$710,746	100.0%

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2018.

		Maturing after
	Maturing	one but within	Maturing after
(Dollars in thousands)	within one year	five years	five years	Total
Construction	$71,103	$48,277	$8,192	$127,572
Residential real estate	44,502	70,762	314,296	429,560
Commercial real estate	58,553	240,133	224,741	523,427
Commercial	16,801	34,936	55,785	107,522
Consumer	2,237	3,062	1,975	7,274
Total	$193,196	$397,170	$604,989	$1,195,355
Rate terms:
Fixed-interest rate loans	$22,850	$17,200	$279,230	$319,280
Adjustable-interest rate loans	170,346	379,970	325,759	876,075
Total	$193,196	$397,170	$604,989	$1,195,355

Liabilities

Deposits

The Bank uses deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $1.20 billion at December 31, 2017 to $1.21 billion at December 31, 2018. The increase is the result of having $22.1 million in brokered deposits and an increase in noninterest bearing deposits of $2.1 million, which was partially offset by the $14.7 million decline in interest-bearing deposits. Average interest-bearing deposits increased $31.8 million, or 3.9%, in 2018, compared to an increase of $86.3 million, or 11.7% in 2017. Average certificates of deposit and other time deposits decreased $26.9 million, or 9.9% in 2018, compared to a decrease of $4.5 million, or 1.6% in 2017. Average noninterest-bearing deposits increased $30.4 million, or 10.3%, in 2018, compared to an increase of $54.9 million, or 22.8% in 2017. Deposits provided funding for approximately 86.9% and 91.9% of average earning assets for 2018 and 2017, respectively.

Average deposits increased for 2017 primarily in noninterest-bearing deposits of $54.9 million as well as an increase in interest-bearing transaction accounts of $90.7 million, partially offset by a decline in certificates of deposit and other time deposits of $4.5 million. The increase was primarily the result of the deposits acquired in the branch purchase which had a balance of $187.0 million at December 31, 2017.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2018		2017		2016
Noninterest-bearing demand	$326,677	27.7%	$296,283	26.5%	$241,357	24.7%
Interest-bearing deposits
Demand	215,600	18.3	210,139	18.8	194,062	19.9
Money market and savings	378,344	32.0	339,971	30.4	265,323	27.2
Brokered deposits	14,844	1.3	-	-	-	-
Certificates of deposit, $100,000 to $249,999	74,652	6.3	91,373	8.2	98,397	10.1
Certificates of deposit, $250,000 or more	23,679	2.0	27,350	2.4	29,071	3.0
Other time deposits	146,492	12.4	152,959	13.7	148,671	15.2
Total	$1,180,288	100.0%	$1,118,075	100.0%	$976,881	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2018.

(Dollars in thousands)
Three months or less	$2,216
Over three through 6 months	2,970
Over 6 through 12 months	6,038
Over 12 months	15,528
Total	$26,752

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2018 and December 31, 2017 short-term borrowings included advances and repurchase agreements.

The average balance of short-term borrowings increased $72.8 million, or 1,608.5%, in 2018, while the average balance decreased $1.2 million, or 21.3%, in 2017. Short-term borrowings were used to supplement deposits as a funding source in 2018, whereas borrowings in 2017 were due to significant loan closings and related funding late in December of 2017.

The following table sets forth our position with respect to short-term borrowings.

	2018		2017		2016
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$77,311	2.12%	$4,525	0.68%	$5,753	0.24%
Outstanding at year end	60,812	2.62	21,734	1.36	3,203	0.25
Maximum outstanding at any month end	113,418	-	21,734	-	9,877	-

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had $15.0 million outstanding at the end of 2018 and $0 at the end of 2017. The $15.0 million in fixed rate long-term borrowings from Federal Home Loan Bank carries an interest rate of 2.82% and will mature in April 2020.

Capital Resources Management

Total stockholders’ equity for the Company was $183.2 million at December 31, 2018, compared to $163.7 million at December 31, 2017. The increase in stockholders’ equity in 2018 was primarily due to net income during the year and the sale of Avon, which was partially offset by dividends paid to common stockholders. The ratio of period-end equity to total assets was 12.35% for 2018, as compared to 11.75% for 2017. This ratio increased primarily due to the significant increase in stockholders’ equity due to the sale of Avon.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2018, the portion of the investment portfolio designated as “available for sale” had net unrealized holding (losses), net of tax, of ($3.0) million compared to net unrealized holding (losses), net of tax, of $(1.3) million at December 31, 2017.

In August of 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) directed the FRB to revise the Small Bank Holding Company Policy Statement to raise the total consolidated asset limit in the Policy Statement from $1 billion to $3 billion. The Company meets the conditions of the revised policy statement and is, therefore, exempt from the consolidated capital requirements at December 31, 2018.

The following table compares the Bank’s capital ratios to the minimum regulatory requirements as of December 31, 2018, 2017 and 2016.

				Minimum
				Regulatory
				Requirements
(Dollars in thousands)	2018	2017	2016	for 2018
Common equity Tier 1 capital	$140,265	$126,751	$122,543
Tier 1 capital	140,265	126,751	122,543
Tier 2 capital	10,644	10,082	9,027
Total risk-based capital	150,909	136,833	131,570
Net risk-weighted assets	1,185,050	1,107,074	885,206
Adjusted average total assets	1,432,686	1,342,484	1,126,136
Risk-based capital ratios:
Common equity Tier 1	11.84%	11.45%	13.84%	6.38	*%
Tier 1	11.84	11.45	13.84	7.88	*
Total capital	12.73	12.36	14.86	9.88	*
Tier 1 leverage ratio	9.79	9.44	10.88	4.00

*	includes phased in capital conservation buffer for 2018 of 1.875%

See Note 18 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Company (December 31, 2017) and the Bank (December 31, 2018 and 2017).

In July 2013, U.S. federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules were effective on January 1, 2015 and were fully phased in on January 1, 2019. On January 1, 2019, the Basel III Capital Rules required the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Basel III Capital Rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period, increased by that amount on each January 1, until reaching 2.5% on January 1, 2019.

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

The Bank currently meets all capital adequacy requirements under the Basel III Capital Rules. For additional information regarding the Basel III Capital Rules, see “Business - Supervision and Regulation - Capital Requirements.”

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

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category using average historical charge-offs by segment over the last 16 quarters, except for 1-4 family residential and consumer loans which use the last 8 quarters. Loans that are identified as pass-watch, special mention, substandard and doubtful are considered to have elevated credit risk.

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

On May 19, 2017, the Bank purchased three branches which resulted in $122.9 million in loans being added to the Bank’s portfolio. Management evaluated expected cash flows, prepayment speeds and estimated loss factors to measure fair values for the loans acquired. The Bank only acquired loans which were deemed to be performing loans with no signs of credit deterioration. The Bank re-evaluates these acquired loans quarterly noting they remained in performing condition, therefore no allowance has been recorded as of December 31, 2018.

As seen in the table below, the provision for credit losses was $1.7 million for 2018, $2.3 million for 2017 and $1.8 million for 2016. The decrease in the level of provision for credit losses in 2018 was primarily due to lower net charge-offs and improved credit quality when compared to 2017. Net loan charge-offs totaled $1.1 million in 2018, $1.2 million in 2017 and $1.4 million in 2016. Real estate loans were 58%, 44% and 75% of total net loans charged off during 2018, 2017 and 2016, respectively. During 2017, management made a change in methodology necessary due to the increase in loans migrating to the pass-watch risk rating category and due to the amount of unseasoned growth in the originated portfolio experienced in 2016 and 2017. The change in methodology resulted in $1.4 million in additional provision for credit losses for 2017.

The allowance for credit losses was $10.3 million, or 0.99% of average outstanding loans at December 31, 2018, compared to an allowance of $9.8 million, or 0.99% of average outstanding loans at December 31, 2017. The higher allowance at the end of 2018 when compared to the end of 2017 was the result of significant growth in the loan portfolio. At December 31, 2016, the allowance for credit losses was $8.7 million, or 1.06% of average outstanding loans. The ratio of net charge-offs to average loans was 0.10% in 2018, 0.13% in 2017 and 0.17% in 2016.

The overall credit quality declined in 2018 compared to 2017 primarily due to a delinquent agricultural loan which was placed on nonaccrual late in the fourth quarter of 2018 for approximately $7.5 million. This relationship required a partial charge-off and no additional loss is anticipated due to collateral values exceeding the outstanding loan and therefore no specific reserve required resulting in no impact on the allowance for credit losses. Despite this problem credit, accruing TDRs declined $4.7 million when comparing 2018 to 2017 which reflects continued workout efforts on outstanding problem loans many of which were TDRs and nonperforming assets. When comparing 2018 to 2017 loan risk categories, special mention loans decreased $3.3 million and substandard loans increased $7.3 million. The decrease in special mention loans were due to continued workout efforts made by the Bank throughout 2018. The increase in substandard loans was primarily impacted by the delinquent agricultural loan previously mentioned. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2018	2017	2016	2015	2014

Balance, beginning of year	$9,781	$8,726	$8,316	$7,695	$10,725

Loans charged off
Construction	(397)	(54)	(615)	(1,058)	(725)
Residential real estate	(406)	(445)	(580)	(283)	(2,407)
Commercial real estate	(240)	(100)	(503)	(920)	(1,648)
Commercial	(441)	(946)	(497)	(396)	(2,389)
Consumer	(27)	(32)	(45)	(67)	(163)
Total	(1,511)	(1,577)	(2,240)	(2,724)	(7,332)
Recoveries
Construction	43	30	35	125	149
Residential real estate	112	40	298	398	376
Commercial real estate	29	31	25	379	58
Commercial	203	215	428	319	341
Consumer	12	25	16	49	28
Total	399	341	802	1,270	952

Net loans charged off	(1,112)	(1,236)	(1,438)	(1,454)	(6,380)
Provision for credit losses	1,674	2,291	1,848	2,075	3,350
Balance, end of year	$10,343	$9,781	$8,726	$8,316	$7,695

Average loans outstanding	$1,153,169	$983,484	$825,475	$748,101	$707,381

Percentage of net charge-offs to average loans outstanding during the year	0.10%	0.13%	0.17%	0.19%	0.90%
Percentage of allowance for credit losses at year end to average loans	0.90%	0.99%	1.06%	1.11%	1.09%
Percentage of allowance for credit losses at year end to loans	0.87%	0.89%	1.00%	1.05%	1.08%

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	$2,662	10.7%	$2,460	11.5%	$2,787	9.6%	$1,646	10.8%	$1,303	9.7%
Residential real estate	2,353	35.9	2,284	36.5	1,953	37.4	2,181	38.6	2,834	38.5
Commercial real estate	3,077	43.8	2,594	42.5	2,610	43.9	2,999	41.5	2,379	43.0
Commercial	1,949	9.0	2,241	8.9	1,223	8.3	558	8.2	448	7.4
Consumer	302	0.6	202	0.6	153	0.8	156	0.9	229	1.4
Unallocated	-	-	-	-	-	-	776	-	502	-
Total	$10,343	100.0%	$9,781	100.0%	$8,726	100.0%	$8,316	100.0%	$7,695	100.0%

At December 31, 2018, nonperforming assets were $18.0 million, an increase of $10.6 million, or 143.3%, when compared to December 31, 2017. Accruing TDRs were $8.7 million at December 31, 2018, a decrease of $4.7 million, or 35.0%, when compared to December 31, 2017. At December 31, 2018, the ratio of nonaccrual loans to total assets was 1.12%, an increase from 0.36% at December 31, 2017. The ratio of accruing TDRs to total assets at December 31, 2018 was 0.58%, improving from 0.96% at December 31, 2017. When comparing December 31, 2018 to December 31, 2017, the negative trend in nonperforming assets, as well as the corresponding asset quality ratios, was due to the significant nonaccrual loan mentioned above. When comparing December 31, 2017 to December 31, 2016, the positive trend in nonperforming assets, as well as the corresponding asset quality ratios, was due to continued work-out efforts and loan charge-offs. The slight increase in accruing TDRs from December 31, 2016 to December 31, 2017, was due to legacy nonaccrual TDRs transferring to accruing TDRs which also represented improving credit quality.

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

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2018	2017	2016	2015	2014
Nonperforming assets
Nonaccrual loans
Construction	$2,842	$3,003	$3,818	$7,529	$6,046
Residential real estate	4,099	1,482	3,903	2,259	4,035
Commercial real estate	9,374	149	1,152	2,022	3,121
Commercial	340	337	-	161	141
Consumer	-	-	99	122	123
Total nonaccrual loans	16,655	4,971	8,972	12,093	13,466
Loans 90 days or more past due and still accruing
Construction	-	-	-	-	-
Residential real estate	139	421	-	-	83
Commercial real estate	-	218	-	-	-
Commercial	-	-	10	-	-
Consumer	-	-	10	7	4
Total loans 90 days or more past due and still accruing	139	639	20	7	87
Other real estate owned	1,222	1,794	2,477	4,252	3,691
Total nonperforming assets	$18,016	$7,404	$11,469	$16,352	$17,244

Accruing TDRs
Construction	$51	$3,972	$4,189	$4,069	$4,022
Residential real estate	4,454	4,536	3,875	5,686	6,368
Commercial real estate	4,158	4,818	4,936	5,740	6,237
Commercial	-	-	-	-	47
Consumer	-	-	-	-	-
Total accruing TDRs	$8,663	$13,326	$13,000	$15,495	$16,674

As a percent of total loans:
Nonaccrual loans	1.39%	0.45%	1.03%	1.52%	1.89%
Accruing TDRs	0.72%	1.22%	1.49%	1.95%	2.35%
Nonaccrual loans and accruing TDRs	2.12%	1.67%	2.52%	3.47%	4.24%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.51%	0.68%	1.31%	2.05%	2.41%
Nonperforming assets and accruing TDRs	2.23%	1.89%	2.80%	3.98%	4.75%

As a percent of total assets:
Nonaccrual loans	1.12%	0.36%	0.77%	1.07%	1.22%
Nonperforming assets	1.21%	0.53%	0.99%	1.44%	1.57%
Accruing TDRs	0.58%	0.96%	1.12%	1.37%	1.52%
Nonperforming assets and accruing TDRs	1.80%	1.49%	2.11%	2.81%	3.08%

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

The following tables present the projected change in the Bank’s net portfolio at December 31, 2018 and 2017 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	40.00%	30.00%	20.00%	10.00%	(10.00)%	(20.00)%
December 31, 2018	2.2%	1.6%	1.2%	0.8%	(5.6)%	(12.7)%
December 31, 2017	3.2%	2.5%	1.8%	0.9%	(6.9)%	(12.8)%

Estimated Changes in Economic Value of Equity (EVE)
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	25.00%	20.00%	15.00%	10.00%	(20.00)%	(35.00)%
December 31, 2018	(7.0)%	(5.0)%	(2.8)%	(0.6)%	(4.7)%	(12.6)%
December 31, 2017	(1.7)%	(0.7)%	0.4%	0.6%	(6.1)%	(17.1)%

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the tables.

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $154.7 million from the FHLB as of December 31, 2018.

At December 31, 2018, our loan to deposit ratio was approximately 98.6%, higher than the 90.9% at year-end 2017. Investment securities available for sale totaling $154.4 million at the end of 2018 were available for the management of liquidity and interest rate risk. The comparable amount was $197.0 million at December 31, 2017. Cash and cash equivalents were $67.2 million at December 31, 2018, an increase of $35.4 million, or 111.3%, compared to the $31.8 million at year-end 2017, which reflects the cash received from the sale of Avon and loan paydowns in the fourth quarter of 2018. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective. Yount, Hyde & Barbour, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears on the following page.

March 15, 2019

/s/ Lloyd L. Beatty, Jr.	/s/ Edward C. Allen
Lloyd L. Beatty, Jr.	Edward C. Allen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2017.

Winchester, Virginia

March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Internal Control Over Financial Reporting

We have audited Shore Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company, and our report dated March 15, 2019 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2019

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share and per share data)	2018	2017
ASSETS
Cash and due from banks	$16,294	$21,534
Interest-bearing deposits with other banks	50,931	10,286
Cash and cash equivalents	67,225	31,820
Investment securities:
Available-for-sale, at fair value	154,432	196,955
Held to maturity, at amortized cost - fair value of $6,000 (2018) and $6,391 (2017)	6,043	6,247
Equity securities, at fair value	1,269	-
Restricted securities	6,476	3,735

Loans	1,195,355	1,093,514
Less: allowance for credit losses	(10,343)	(9,781)
Loans, net	1,185,012	1,083,733

Premises and equipment, net	22,711	22,630
Goodwill	17,518	17,518
Other intangible assets, net	2,857	3,723
Other real estate owned, net	1,222	1,794
Other assets	17,678	14,464
Assets of discontinued operations	633	11,241
TOTAL ASSETS	$1,483,076	$1,393,860

LIABILITIES
Deposits:
Noninterest-bearing	$330,466	$328,322
Interest-bearing	881,875	874,459
Total deposits	1,212,341	1,202,781

Short-term borrowings	60,812	21,734
Long-term borrowings	15,000	-
Other liabilities	8,415	4,544
Liabilities of discontinued operations	3,323	1,065
TOTAL LIABILITIES	1,299,891	1,230,124

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,749,497 (2018) and 12,688,224 (including 15,913 unvested restricted stock) (2017)	127	127
Additional paid in capital	65,434	65,256
Retained earnings	120,574	99,662
Accumulated other comprehensive loss	(2,950)	(1,309)
TOTAL STOCKHOLDERS' EQUITY	183,185	163,736
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,483,076	$1,393,860

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except per share data)	2018	2017

INTEREST INCOME
Interest and fees on loans	$51,332	$43,617
Interest and dividends on investment securities:
Taxable	4,289	4,009
Tax-exempt	-	3
Interest on deposits with other banks	286	334
Total interest income	55,907	47,963

INTEREST EXPENSE
Interest on deposits	3,531	2,242
Interest on short-term borrowings	1,636	31
Interest on long-term borrowings	105	-
Total interest expense	5,272	2,273

NET INTEREST INCOME	50,635	45,690
Provision for credit losses	1,674	2,291

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	48,961	43,399

NONINTEREST INCOME
Service charges on deposit accounts	3,879	3,628
Trust and investment fee income	1,557	1,532
Gains on sales and calls of investment securities	-	5
Other noninterest income	3,577	3,035
Total noninterest income	9,013	8,200

NONINTEREST EXPENSE
Salaries and wages	16,535	15,080
Employee benefits	4,001	3,551
Occupancy expense	2,622	2,335
Furniture and equipment expense	950	906
Data processing	3,331	3,561
Directors' fees	556	380
Amortization of other intangible assets	866	231
FDIC insurance premium expense	771	599
Other real estate owned expenses, net	353	272
Legal and professional fees	1,981	2,254
Other noninterest expenses	4,865	4,471
Total noninterest expense	36,831	33,640

Income from continuing operations before income taxes	21,143	17,959
Income tax expense	5,380	8,734
Income from continuing operations	15,763	9,225

Income from discontinued operations before income taxes	1,421	1,826
Gain on sale of insurance agency	12,736	-
Income tax expense (benefit)	4,923	(211)
Income from discontinued operations	9,234	2,037

NET INCOME	$24,997	$11,262

Basic earnings per common share
Income from continuing operations	$1.24	$0.73
Income from discontinued operations	0.72	0.16
Net income	$1.96	$0.89
Diluted earnings per common share
Income from continuing operations	$1.24	$0.73
Income from discontinued operations	0.72	0.16
Net income	$1.96	$0.89

Dividends paid per common share	$0.32	$0.22

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(Dollars in thousands)	2018	2017

Net income	$24,997	$11,262

Other comprehensive (loss):
Investment securities:
Unrealized holding (losses) on available-for-sale-securities	(2,308)	(150)
Tax effect	639	45

Reclassification of (gains) recognized in net income	-	(5)
Tax effect	-	2

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	30	30
Tax effect	(8)	(12)

Total other comprehensive (loss)	(1,647)	(90)
Comprehensive income	$23,350	$11,172

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2018 and 2017

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
(In thousands)	Stock	Capital	Earnings	Income(Loss)	Equity

Balances, January 1, 2017	$127	$64,201	$90,964	$(993)	$154,299

Net income	-	-	11,262	-	11,262

Other comprehensive (loss)	-	-	-	(90)	(90)

Reclass of stranded tax effects from change in tax
tax rate	-	-	226	(226)	-

Stock-based compensation	-	1,055	-	-	1,055

Cash dividends declared	-	-	(2,790)	-	(2,790)

Balances, December 31, 2017	127	65,256	99,662	(1,309)	163,736

Cumulative effect adjustment (ASU 2016-01)	-	-	(6)	6	-

Net income	-	-	24,997	-	24,997

Other comprehensive (loss)	-	-	-	(1,647)	(1,647)

Stock-based compensation	-	447	-	-	447

Exercise of options and vesting of restricted stock, net of shares surrendered	-	(269)	-	-	(269)

Cash dividends declared	-	-	(4,079)	-	(4,079)

Balances, December 31, 2018	$127	$65,434	$120,574	$(2,950)	$183,185

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,997	$11,262
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(679)	(506)
Provision for credit losses	1,674	2,291
Depreciation and amortization	2,297	1,649
Net amortization of securities	649	820
Stock-based compensation expense	447	1,055
Deferred income tax (benefit) expense	(1,610)	4,476
(Gains) on sales and calls of securities	-	(5)
Losses on disposals of premises and equipment	-	22
Losses on sales and valuation adjustments on other real estate owned	290	207
Net (gain) on disposal of discontinued operations	(12,736)	-
Fair value adjustment on equity securities	5	-
Net changes in:
Accrued interest receivable	164	(827)
Other assets	(3,331)	(1,245)
Accrued interest payables	539	(9)
Other liabilities	5,590	331
Net cash provided by operating activities	18,296	19,521

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	38,914	46,484
Proceeds from sales and calls of investment securities available for sale	-	4,000
Purchases of investment securities available for sale	-	(84,499)
Proceeds from maturities and principal payments of investment securities held to maturity	228	479
Purchases of equity securities	(616)	-
Net change in loans	(102,644)	(100,038)
Purchases of premises and equipment	(1,133)	(1,259)
Proceeds from sales of other real estate owned	378	571
Cash received in branch acquisition (net of cash paid)	-	64,045
Net purchases of restricted securities	(2,741)	(2,085)
Net proceeds from disposal of discontinued operations	25,159	-
Net cash used in investing activities	(42,455)	(72,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	2,144	32,185
Interest-bearing deposits	7,690	(39,263)
Short-term borrowings	39,078	18,531
Long-term borrowings	15,000	-
Common stock dividends paid	(4,079)	(2,790)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(269)	-
Net cash provided by financing activities	59,564	8,663
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,405	(44,118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,820	75,938
CASH AND CASH EQUIVALENTS AT END OF YEAR	$67,225	$31,820

Supplemental cash flows information:
Interest paid	$5,008	$2,368
Income taxes paid	$5,365	$3,900
Transfers from loans to other real estate owned	$96	$95
Unrealized (loss) on securities available for sale	$(2,308)	$(155)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$30	$30

Branch purchase:
Tangible assets acquired (net of cash received)	$-	$129,188
Identifiable intangible assets acquired	$-	$3,954
Liabilities assumed	$-	$212,463

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Investment Securities Available for Sale

Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent those debt securities which management may sell as part of its asset/liability management strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities. Interest on investment securities is recognized in interest income on an accrual basis. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrade of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a determination that management has the intent to sell the security or will be required to sell the security before recovery of its amortized cost.

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

Equity Securities

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income. Any equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Restricted equity securities are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value. The entirety of any impairment on equity securities is recognized in earnings.

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

Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.

Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss. As of December 31, 2018, the Company had one reporting unit and operating segment the (i.e., the Bank).

During the fourth quarter of 2018 and 2017, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

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

Borrowings

Short-term and long-term borrowings are comprised primarily of FHLB borrowings. A portion of the Company’s short-term borrowings are repurchase agreements. The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.

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

The Company recognizes accrued interest and penalties as a component of tax expense. Significant judgement is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes.

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxes income tax and base erosion tax, respectively. In addition, in 2017 the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act required significant judgements and estimates in the interpretation and calculations of the provisions of the Tax Act.

The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2015.

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

Cash and Cash Equivalents

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Certain interest-bearing deposits with banks may exceed balances that are recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance. Balances in excess of FDIC insurance at December 31, 2018 were approximately $2.0 million.

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Restricted stock units (“RSUs”) are payable solely in cash which are accounted for as other liabilities in the consolidated statements of condition. The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent’s common stock at the time of grant. The timing of the expense related to stock options reflects estimated forfeitures, adjusted for actual forfeiture experience. Expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. As the expense related to stock options is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options. See Note 13 for a further discussion.

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

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs for continuing operations of approximately $509 thousand for the years ended December 31, 2018 and 2017, respectively.

Comprehensive Income

Changes in unrealized gains and losses on available-for-sale securities is the only component of accumulated other comprehensive income for the Company. There were no reclassifications from accumulated other comprehensive income (loss) in 2018. In 2017, the amount reclassified out of other accumulated comprehensive income (loss) was a gain on call of available-for-sale securities of $5 thousand. The related tax effect for the reclassification was $2 thousand.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The Company early adopted this new standard in 2017. ASU 2018-01 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of newly enacted federal corporate income tax rate on items included in AOCI. The amount of this reclassification in 2017 was $226 thousand.

Discontinued Operations

During the year ended December 31, 2018, the Company completed the sale of its Insurance Agency, Avon Dixon (“Avon”), which represented the Company's Insurance segment. In accordance with ASC 205-20, the Company determined that the sale of Avon and the discontinued operation of the Company’s Premium Finance Company, Mubell Finance, LLC (“Mubell”), assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.

Segment Reporting

In connection with the sale of Avon and the discontinued operation of Mubell, which represented the Company's Insurance segment, the Company reassessed its reportable operating segments. Based on this internal evaluation, the Company determined that its previously disclosed reportable segment, Insurance products and services, is no longer applicable. Accordingly, to better reflect how the Company is now managed and how information is reviewed by the chief operating decision maker, the Company's chief executive officer, the Company determined that all services offered by the Company relate to Commercial Banking. As a result, the Company's only reportable segment is Commercial Banking.

Recent Accounting Standards

ASU No. 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company is currently assessing the impact that ASU No. 2016-02 will have on its consolidated financial statements. The Company has put together an inventory of all leases and accumulated the lease data necessary to apply the amended guidance. The effect of adopting this standard on January 1, 2019 was an approximate $3.8 million increase in assets and liabilities on our balance sheet.

ASU No. 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and held to maturity securities. At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general time line to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team expects to be running a parallel simulation to its current incurred loss impairment model in the first quarter of 2019. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.

ASU No. 2017-04 – In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

ASU No. 2017-08 – In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-02 – In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $226 thousand.

ASU No. 2018-07 - In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-13 – In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2. SALE OF SUBSIDIARY

Avon-Dixon Agency Sale

On December 31, 2018, the Company completed the sale of specific assets and activities related to its Insurance Agency, Avon Dixon, LLC (“Avon”) to Alera Group Agency, LLC (“Alera”). Also, on this date the Company discontinued its operations of its Premium Finance Company, Mubell Finance, LLC (“Mubell”). Together, these companies are referred to as the “Insurance Subsidiaries”. The Insurance subsidiaries represented the Company's insurance products and services segment, the activities of which related to originating, servicing and underwriting retail insurance policies. Assets sold to Alera included various intangible assets and a 40% interest in a segregated portfolio of Eastern Re. Ltd., a specialty reinsurance company. The Mubell Company, along with certain other assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income.

The specific assets acquired by Alera include, among other things, the insurance origination offices, insurance expirations, workforce and system procedures, trade names and goodwill. Alera has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received $25.2 million cash payment, upon the closing of the transaction.

The following table summarizes the calculation of the net gain on disposal of discontinued operations:

($ in thousands)	Year Ended December 31, 2018
Proceeds from the transaction	$29,276
Compensation expense related to the transaction	2,588
Broker fees	935
Other transaction costs	594
Net cash proceeds	25,159
Net assets sold	(12,423)
Net gain on disposal	$12,736

The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:

Balance Sheets of Discontinued Operations

	December 31,
($ in thousands)	2018	2017
ASSETS
Premises and equipment, net	$-	$424
Goodwill	8	10,100
Other assets	625	717
Assets of discontinued operations	$633	$11,241

LIABILITIES

Accrued expenses and other liabilities	$3,323	$1,065
Liabilities of discontinued operations	$3,323	$1,065

Statements of Income of Discontinued Operations

	For the Years Ended
	December 31,
($ in thousands)	2018	2017
Noninterest income
Net gain on disposal	$12,736	$-
Insurance agency commissions	9,006	8,837
All other income	335	551
Total noninterest income	22,077	9,388
Noninterest expense
Salaries and wages	5,156	4,931
Employee benefits	1,173	1,094
Occupancy expense	428	361
Amortization of intangible assets	47	84
Legal and professional fees	77	54
Other noninterest expenses	1,039	1,038
Total noninterest expense	7,920	7,562
Income from discontinued operations before income taxes	14,157	1,826
Income tax expense (benefit)	4,923	(211)
Income from discontinued operations	$9,234	$2,037

Statements of Cash Flows of Discontinued Operations

	For the Years Ended
	December 31,
($ in thousands)	2018	2017
Cash flows from operating activities:
Net income	$9,234	$2,037
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107	142
Stock-based compensation expense	-	12
Net decrease (increase) in other assets	(1,919)	(1,844)
Net increase in other liabilities	2,258	404
Losses on disposal of premises and equipment	-	2
Net (gain) on sale of insurance agency	(12,736)	-
Net cash (used in) operating activities	(3,056)	753
Cash flows from investing activities:
Purchases of premises and equipment	3	(345)
Proceeds from sale of insurance agency	25,159	-
Net cash provided by (used in) investing activities	25,162	(345)
Net cash provided by discontinued operations	$22,106	$408

NOTE 3. BUSINESS COMBINATION

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

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, and the accretable yield and carrying value for all NWBI loans as of the acquisition date.

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

NOTE 4. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2018
U.S. Government agencies	$34,285	$2	$651	$33,636
Mortgage-backed	124,162	115	3,481	120,796
Total	158,447	117	4,132	154,432

December 31, 2017
U.S. Government agencies	$45,806	$23	$497	$45,332
Mortgage-backed	152,198	157	1,390	150,965
Equity	666	-	8	658
Total	$198,670	$180	$1,895	$196,955

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $1.3 million at December 31, 2018 are presented separately on the balance sheet. A cumulative effect adjustment of $(6) thousand was recorded to retained earnings from accumulated other comprehensive loss upon adoption. The fair value adjustment recorded through earnings totaled $(5) thousand for the year ended December 31, 2018.

Held-to-maturity securities:
December 31, 2018
U.S. Government agencies	$1,642	$-	$25	$1,617
States and political subdivisions	1,401	14	-	1,415
Other Debt Securities (1)	3,000	-	32	2,968
Total	$6,043	$14	$57	$6,000

December 31, 2017
U.S. Government agencies	$1,844	$21	$-	$1,865
States and political subdivisions	1,403	47	-	1,450
Other Debt Securities (1)	3,000	76	-	3,076
Total	$6,247	$144	$-	$6,391

(1)	On December 15, 2016, the Company bought $3.0 million in ten-year subordinated notes from a local regional bank with a fixed rate of 6.5% for the first five years and a floating rate for the remaining five years. After the first five years the note is callable by the issuer. The Company intends to hold to maturity of December 30, 2026 if the notes are not called.

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available-for-sale securities:
U.S. Government agencies	$1,079	$10	$32,362	$641	$33,441	$651
Mortgage-backed	13,981	261	99,904	3,220	113,885	3,481
Total	$15,060	$271	$132,266	$3,861	$147,326	$4,132

Held-to-maturity securities:
U.S. Government agencies	-	-	1,617	25	1,617	25
Other debt securities	2,968	32	-	-	2,968	32
Total	$2,968	$32	$1,617	$25	$4,585	$57

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available-for-sale securities:
U.S. Government agencies	$37,550	$453	$5,956	$44	$43,506	$497
Mortgage-backed	96,622	700	28,215	690	124,837	1,390
Equity securities	-	-	666	8	666	8
Total	$134,172	$1,153	$34,837	$742	$169,009	$1,895

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were eighty-two available-for-sale securities in an unrealized loss position at December 31, 2018, of which 74 were mortgage-backed and 8 were U.S. Government agencies. Two held-to-maturity securities were in an unrealized loss position at December 31, 2018, one mortgage-backed and one other debt security.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2018.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,992	$5,919	$500	$505
Due after one year through five years	29,332	28,721	400	406
Due after five years through ten years	62,893	61,292	3,501	3,472
Due after ten years	60,230	58,500	1,642	1,617
Total	$158,447	$154,432	$6,043	$6,000

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

	December 31, 2018		December 31, 2017
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$99,729	$97,170	$131,035	$129,880

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2018 or 2017.

Proceeds from sales of investment securities were $0 for the years ended December 31, 2018 and 2017, respectively. Gross gains from sales and calls of investment securities were $0 and $5 thousand for the years ended December 31, 2018 and 2017, respectively. There were no gross losses in 2018 and 2017.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Construction	$127,572	$125,746
Residential real estate	429,560	399,190
Commercial real estate	523,427	464,887
Commercial	107,522	97,284
Consumer	7,274	6,407
Total loans	1,195,355	1,093,514
Allowance for credit losses	(10,343)	(9,781)
Total loans, net	$1,185,012	$1,083,733

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2018 and 2017, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $13.2 million and $13.8 million, respectively. During 2018 and 2017, loan additions were approximately $1.9 million and $2.3 million, respectively, and loan repayments were approximately $2.6 million and $1.8 million, respectively. Net loan origination costs, included in balances above, totaled $789 thousand and $609 thousand as of December 31, 2018 and 2017, respectively. At December 31, 2018 and December 31, 2017 included in total loans were $92.8 million and $108.1 million in loans, respectively, acquired as part of the NWBI branch acquisition. These balances are presented net of the related discount which totaled $1.4 million at December 31, 2018 and $1.8 million at December 31, 2017.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2018 and 2017.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2018
Loans individually evaluated for impairment	$2,893	$8,553	$13,532	$340	$-	$25,318
Loans collectively evaluated for impairment	124,679	421,007	509,895	107,182	7,274	1,170,037
Total loans	$127,572	$429,560	$523,427	$107,522	$7,274	$1,195,355

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$320	$301	$104	$36	$-	$761
Loans collectively evaluated for impairment	2,342	2,052	2,973	1,913	302	9,582
Total loans	$2,662	$2,353	$3,077	$1,949	$302	$10,343

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2017
Loans individually evaluated for impairment	$6,975	$6,018	$4,967	$337	$-	$18,297
Loans collectively evaluated for impairment	118,771	393,172	459,920	96,947	6,407	1,075,217
Total loans	$125,746	$399,190	$464,887	$97,284	$6,407	$1,093,514

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$500	$239	$33	$33	$-	$805
Loans collectively evaluated for impairment	1,960	2,045	2,561	2,208	202	8,976
Total loans	$2,460	$2,284	$2,594	$2,241	$202	$9,781

The allowance for loan losses was 0.87% of total loans at December 31, 2018, compared to 0.89% at December 31, 2017.

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2018 and 2017. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2018
Impaired nonaccrual loans:
Construction	$3,219	$127	$2,715	$320	$2,988	$-
Residential real estate	4,281	2,605	1,494	118	1,884	-
Commercial real estate	10,029	9,307	67	67	2,149	-
Commercial	445	-	340	36	336	-
Consumer	-	-	-	-	-	-
Total	$17,974	$12,039	$4,616	$541	$7,357	$-

Impaired accruing TDRs:
Construction	$51	$51	$-	$-	$866	$35
Residential real estate	4,454	1,440	3,014	183	4,606	125
Commercial real estate	4,158	1,286	2,872	37	4,416	149
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$8,663	$2,777	$5,886	$220	$9,888	$309

Total impaired loans:
Construction	$3,270	$178	$2,715	$320	$3,854	$35
Residential real estate	8,735	4,045	4,508	301	6,490	125
Commercial real estate	14,187	10,593	2,939	104	6,565	149
Commercial	445	-	340	36	336	-
Consumer	-	-	-	-	-	-
Total	$26,637	$14,816	$10,502	$761	$17,245	$309

		Recorded	Recorded
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2017
Impaired nonaccrual loans:
Construction	$3,100	$182	$2,821	$459	$3,181	$-
Residential real estate	1,620	1,482	-	-	3,191	-
Commercial real estate	795	149	-	-	542	-
Commercial	425	-	337	33	200	-
Consumer	-	-	-	-	41	-
Total	$5,940	$1,813	$3,158	$492	$7,155	$-

Impaired accruing TDRs:
Construction	$3,972	$3,038	$934	$41	$4,067	$101
Residential real estate	4,536	2,042	2,494	239	3,831	161
Commercial real estate	4,818	4,084	734	33	4,860	185
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$13,326	$9,164	$4,162	$313	$12,758	$447

Total impaired loans:
Construction	$7,072	$3,220	$3,755	$500	$7,248	$101
Residential real estate	6,156	3,524	2,494	239	7,022	161
Commercial real estate	5,613	4,233	734	33	5,402	185
Commercial	425	-	337	33	200	-
Consumer	-	-	-	-	41	-
Total	$19,266	$10,977	$7,320	$805	$19,913	$447

The following tables provide a roll-forward for troubled debt restructurings as of December 31, 2018 and December 31, 2017.

	1/1/2018						12/31/2018
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the year ended
December 31, 2018
Accruing TDRs
Construction	$3,972	$-	$(229)	$(397)	$(695)	$(2,600)	$51	$-
Residential real estate	4,536	-	(85)	-	541	(538)	4,454	183
Commercial real estate	4,818	-	(441)	-	-	(219)	4,158	37
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,326	$-	$(755)	$(397)	$(154)	$(3,357)	$8,663	$220

Nonaccrual TDRs
Construction	$2,878	$-	$(163)	$-	$83	$-	$2,798	$320
Residential real estate	-	-	-	(80)	80	-	-	-
Commercial real estate	83	-	-	-	(83)	-	-	-
Commercial	337	-	(17)	-	-	-	320	16
Consumer	-	-	-	-	-	-	-	-
Total	$3,298	$-	$(180)	$(80)	$80	$-	$3,118	$336

Total	$16,624	$-	$(935)	$(477)	$(74)	$(3,357)	$11,781	$556

	1/1/2017						12/31/17
	TDR	New	Disbursements	Charge	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the year ended
December 31, 2017
Accruing TDRs
Construction	$4,189	$-	$(25)	$-	$(58)	$(134)	$3,972	$41
Residential real estate	3,875	-	(333)	(89)	1,535	(452)	4,536	239
Commercial real estate	4,936	-	(118)	-	-	-	4,818	33
Commercial	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total	$13,000	$-	$(476)	$(89)	$1,477	$(586)	$13,326	$313

Nonaccrual TDRs
Construction	$3,818	$-	$(890)	$-	$(50)	$-	$2,878	$459
Residential real estate	1,603	-	(68)	-	(1,535)	-	-	-
Commercial real estate	83	-	-	-	-	-	83	-
Commercial	-	345	(8)	-	-	-	337	33
Consumer	-	-	-	-	-	-	-	-
Total	$5,504	$345	$(966)	$-	$(1,585)	$-	$3,298	$492

Total	$18,504	$345	$(1,442)	$(89)	$(108)	$(586)	$16,624	$805

The following tables provide information on loans that were modified and considered TDRs during 2018 and 2017.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For the year ended
December 31, 2018
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

For the year ended
December 31, 2017
Construction	-	$-	$-	$-
Residential real estate	-	-	-	-
Commercial real estate	1	760	755	-
Commercial	1	462	345	-
Consumer	-	-	-	-
Total	2	$1,222	$1,100	$-

During the year ended December 31, 2018, there were no new TDR’s or previously recorded TDR’s which were modified.

The following tables provide information on TDRs that defaulted during 2018 and 2017 within 12 months of their restructuring. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, charged-off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For the year ended
December 31, 2018
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	-	$-	$-

For the year ended
December 31, 2017
Construction	-	$-	$-
Residential real estate	-	-	-
Commercial real estate	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	-	$-	$-

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. The Company added pass/watch credits to an existing pool that included loans that are risk rated as special mention and substandard to be collectively evaluated for impairment for both quantitative and qualitative factors at December 31, 2017. The Company believes that attributing additional reserves to this pool of loans better reflects the perceived risk for the total loan portfolio, due to the significant organic loan growth over the past 24 months, the increase in pass/performing rated credits, and increasing balances/concentrations in certain segments of the loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2018, there were no nonaccrual loans classified as special mention or doubtful and $16.7 million of nonaccrual loans were identified as substandard. Similarly, at December 31, 2017, there were no nonaccrual loans classified as special mention or doubtful and $5.0 million of nonaccrual loans were identified as substandard.

The following tables provide information on loan risk ratings as of December 31, 2018 and 2017.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2018
Construction	$93,977	$30,735	$-	$2,860	$-	$127,572
Residential real estate	386,553	33,739	3,769	5,499	-	429,560
Commercial real estate	389,219	113,873	4,515	15,820	-	523,427
Commercial	90,777	15,727	642	376	-	107,522
Consumer	6,805	466	-	3	-	7,274
Total	$967,331	$194,540	$8,926	$24,558	$-	$1,195,355

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2017
Construction	$88,836	$30,674	$-	$6,236	$-	$125,746
Residential real estate	355,575	34,973	4,456	4,186	-	399,190
Commercial real estate	342,051	109,041	7,420	6,375	-	464,887
Commercial	72,440	24,102	308	434	-	97,284
Consumer	5,260	1,147	-	-	-	6,407
Total	$864,162	$199,937	$12,184	$17,231	$-	$1,093,514

The following tables provide information on the aging of the loan portfolio as of December 31, 2018 and 2017.

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2018
Construction	$124,535	$195	$-	$-	$195	$2,842	$127,572
Residential real estate	423,732	1,384	206	139	1,729	4,099	429,560
Commercial real estate	512,252	253	1,548	-	1,801	9,374	523,427
Commercial	107,089	83	10	-	93	340	107,522
Consumer	7,238	30	6	-	36	-	7,274
Total	$1,174,846	$1,945	$1,770	$139	$3,854	$16,655	$1,195,355
Percent of total loans	98.3%	0.2%	0.1%	-%	0.3%	1.4%	100.0%

	Accruing
		30-59 days	60-89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2017
Construction	$122,475	$268	$-	$-	$268	$3,003	$125,746
Residential real estate	394,653	1,589	1,045	421	3,055	1,482	399,190
Commercial real estate	460,998	1,061	2,461	218	3,740	149	464,887
Commercial	96,774	173	-	-	173	337	97,284
Consumer	6,395	6	6	-	12	-	6,407
Total	$1,081,295	$3,097	$3,512	$639	$7,248	$4,971	$1,093,514
Percent of total loans	98.8%	0.3%	0.3%	0.1%	0.7%	0.5%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2018 and 2017.

Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

Charge-offs	(397)	(406)	(240)	(441)	(27)	(1,511)
Recoveries	43	112	29	203	12	399
Net charge-offs	(354)	(294)	(211)	(238)	(15)	(1,112)

Provision	556	363	694	(54)	115	1,674
Ending Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2017
Allowance for credit losses:
Beginning Balance	$2,787	$1,953	$2,610	$1,145	$231	$8,726

Charge-offs	(54)	(445)	(100)	(946)	(32)	(1,577)
Recoveries	30	40	31	215	25	341
Net charge-offs	(24)	(405)	(69)	(731)	(7)	(1,236)

Provision	(303)	736	53	1,827	(22)	2,291
Ending Balance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $ 949 thousand and $ 530 thousand as of December 31, 2018 and 2017. There were no residential real estate properties included in the balance of other real estate owned at December 31, 2018 and December 31, 2017.

All accruing TDRs were in compliance with their modified terms. One loan was transferred to nonaccrual during 2018. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2018 and December 31, 2017.

NOTE 6. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment for our continuing operations at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Land	$7,884	$7,884
Buildings and land improvements	20,597	20,265
Furniture and equipment	6,387	5,665
	34,868	33,814
Accumulated depreciation	(12,157)	(11,184)
Total	$22,711	$22,630

Depreciation expense of continuing operations totaled $1.0 million for 2018 and $1.0 million for 2017.

The Company leases facilities under operating leases. Rental expense of continuing operations for the years ended December 31, 2018 2017 was $475 thousand, and $460 thousand, respectively. Future minimum annual rental payments excluding discontinued operations are approximately as follows:

(Dollars in thousands)
2019	$463
2020	217
2021	170
2022	176
2023	178
Thereafter	235
Total minimum lease payments	$1,439

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2018 and 2017. On December 31, 2018 the Company sold its insurance subsidiary, Avon Dixon, LLC and discontinued operations of its premium finance company, Mubell, LLC, which have been removed from the table. In addition, on May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.0 million.

December 31, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	-

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$-	$(1,097)	$2,857	7.2
Total other intangible assets	$3,954	$-	$(1,097)	$2,857

December 31, 2017
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	-

Other intangible assets
Amortizable
Core deposit intangible	3,954	-	(231)	3,723	9.4
Total other intangible assets	$3,954	$-	$(231)	$3,723

The aggregate amortization expense was $866 thousand and $231 thousand for the years ended December 31, 2018 and 2017, respectively.

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

		Amortization
(Dollars in thousands)		Expense
Estimate for years ended December 31,	2019	$605
	2020	533
	2021	461
	2022	389
	2023	317
	Thereafter	552

NOTE 8. OTHER ASSETS

The Company had the following other assets at December 31, 2018 and 2017, excluding discontinued operations.

(Dollars in thousands)	2018	2017
Accrued interest receivable	$3,345	$3,509
Deferred income taxes	4,182	4,098
Prepaid expenses	1,067	1,286
Cash surrender value on life insurance	3,726	3,637
Other assets	5,358	1,934
Total	$17,678	$14,464

NOTE 9. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2018 and 2017, excluding discontinued operations.

(Dollars in thousands)	2018	2017
Accrued interest payable	$604	$65
Other accounts payable	3,213	3,217
Deferred compensation liability	1,040	1,219
Income taxes payable	3,454	-
Other liabilities	104	43
Total	$8,415	$4,544

NOTE 10. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $26.7 million and $25.3 million at December 31, 2018 and 2017, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Due in one year or less	$128,268	$142,880
Due in one to three years	90,942	70,285
Due in three to five years	41,521	49,650
Total	$260,731	$262,815

As of December 31, 2018 and 2017, deposits, both direct and indirect, to directors, their associates and policy-making officers, totaled approximately $3.9 million and $3.6 million, respectively.

At December 31, 2018 we had $22.1 million in brokered deposits and $8.4 million at December 31, 2017.

NOTE 11. BORROWINGS

The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank to meet short-term liquidity needs.

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2018 and 2017.

	2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$3,341	1.09%	$3,324	0.49%
FHLB Advances	73,970	2.16	1,183	1.20
Overnight Fed Funds purchased	-	-	18	1.84

At Year End
Repurchase agreements	$823	1.87%	$6,072	0.78%
FHLB Advances	59,989	2.63	15,662	1.63
Overnight Fed Funds purchased	-	-	-	-

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Bank had $15.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2018 and 2017. In addition, the Bank had secured credit availability of approximately $154.7 million and $205.6 million from the Federal Home Loan Bank at December 31, 2018 and 2017, respectively. These lines of credit are paid for monthly on a fee basis of 0.08%. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Bank had short-term borrowings of $60.0 million from the Federal Home Loan Bank at December 31, 2018 and $15.7 million at December 31, 2017. At December 31, 2018, the Bank had $15.0 million of fixed rate long-term borrowings from the Federal Home Loan Bank, which carry an interest rate of 2.82% and mature in April 2020.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan excluding discontinued operations and included in noninterest expense totaled $532 thousand and $461 thousand for 2018 and 2017, respectively.

NOTE 13. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 652,167 shares remained available for grant at December 31, 2018.

The following tables provide information on stock-based compensation expense for 2018 and 2017.

	December 31,
(Dollars in thousands)	2018	2017
Stock-based compensation expense	$447	$1,055
Excess tax benefits related to stock-based compensation	34	28

	December 31,
(Dollars in thousands)	2018		2017
Unrecognized stock-based compensation expense	$223		$801
Weighted average period unrecognized expense is expected to be recognized	0.9	years	1.0	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the two years ended December 31, 2018.

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	15,913	$15.39	17,066	$11.46
Granted	15,826	18.63	22,927	16.71
Vested	(31,739)	17.05	(24,080)	13.86
Cancelled	-	-	-	-
Nonvested at end of period	-	$-	15,913	$15.39

The total fair value of restricted stock awards that vested was $585 thousand in 2018 and $334 thousand in 2017.

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

During 2018, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2020. Assuming the performance metric is achieved, these awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 11,194 shares and 44,792 shares, assuming a certain performance metric is met. In addition, two members of the long-term incentive plan from 2018 forfeited their RSUs due to leaving the Company before the end of the vesting period. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2017, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2019. Assuming the performance metric is achieved, these awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 10,712 shares and 42,865 shares, assuming a certain performance metric is met. In addition, two members of the long-term incentive plan from 2017 forfeited their RSUs due to leaving the Company before the end of the vesting period. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the two years ended December 31, 2018.

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	90,266	$12.08	46,342	$10.64
Granted	11,194	17.36	43,924	13.59
Vested	(40,423)	9.49	-	-
Forfeited	(22,475)	16.55	-	-
Outstanding at end of period	38,562	$14.69	90,266	$12.08

The fair value of restricted stock units that vested during 2018 and 2017 was $383 thousand and $0, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the two years ended December 31, 2018.

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted Average		Weighted Average
	Number of	Exercise	Number of	Exercise
	Shares	Prices	Shares	Prices
Outstanding at beginning of period	62,429	$8.47	62,086	$8.29
Granted	-	-	1,202	16.65
Exercised	(35,180)	7.54	(859)	6.64
Expired/Cancelled	-	-	-	-
Outstanding at end of period	27,249	$9.68	62,429	$8.47

Exercisable at end of period	27,249	$9.68	61,828	$8.40

There were no stock options granted during 2018. The weighted average fair value of stock options granted during 2017 was $10.99. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards. The following weighted average assumptions were used as inputs to the Black-Scholes valuation model for options granted in 2017.

2017
Dividend yield	0.84%
Expected volatility	64.80%
Risk-free interest rate	2.42%
Expected contract life (in years)	10 years

At December 31, 2018, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $132 thousand based on the $14.54. market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2018. Similarly, the aggregate intrinsic value of the options exercisable was $513 thousand at December 31, 2017. The intrinsic value of options exercised during 2018 was $376 thousand based on the $18.22 market value per share of the Company’s common stock at January 31, 2018. The intrinsic value of options exercised in 2017 was $8 thousand based on the $15.89 market value per share of the Company’s common stock at January 30, 2017. At December 31, 2018, the weighted average remaining contract life of options outstanding and exercisable was 6.4 years.

NOTE 14. DEFERRED COMPENSATION

The Shore Bancshares, Inc. Executive Deferred Compensation Plan (the “Plan”) is for members of management and highly compensated employees of Shore Bancshares, Inc. and its subsidiaries. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected by the Compensation Committee of the Board of Shore Bancshares, Inc. Shore Bancshares, Inc. may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer.

Any contributions by Shore Bancshares, Inc. will vest over a five-year period. There were no elective deferrals made by plan participants during 2018 or 2017.

The following table provides information on Shore Bancshares, Inc.’s contributions to the Plan for 2018 and 2017 and the related deferred compensation liability at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Deferred compensation contribution	$-	$-

(Dollars in thousands)	2018	2017
Deferred compensation liability	$268	$393

Shore United Bank assumed agreements held by the former CNB Bank under which its former directors had elected to defer part of their fees and compensation while serving on the former Board of CNB. The amounts deferred are invested in insurance policies, on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years. The following table includes information on the cash surrender value and the accrued benefit obligation included in other assets and other liabilities at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Cash surrender value	$3,726	$3,637
Accrued benefit obligation	773	826

NOTE 15. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31, excluding discontinued operations:

(Dollars in thousands)	2018	2017
Advertising and marketing	$509	$509
Other customer expense	352	360
Other expense	1,888	1,643
Other loan expense	336	271
Software expense	934	862
Travel and entertainment expense	328	297
Trust professional fees	518	529
Total noninterest expense	$4,865	$4,471

NOTE 16. INCOME TAXES

The following table provides information on components of income tax expense for continuing operations for each of the two years ended December 31.

(Dollars in thousands)	2018	2017
Current tax expense:
Federal	$4,110	$4,258
State	1,167	-
	5,277	4,258
Deferred income tax (benefit) expense:
Federal	(120)	2,903
State	223	1,573
	103	4,476

Total income tax expense	$5,380	$8,734

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Beginning in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxes income tax and the base erosion tax, respectively. In addition, in 2017 the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for continuing operations for each of the two years ended December 31.

	2018	2017
Tax at federal statutory rate	21.0%	35.0%
Tax effect of:
Tax-exempt income	(0.5)	(1.0)
Other non-deductible expenses	0.2	0.1
State income taxes, net of federal benefit	5.2	5.1
Tax impact from enacted change in tax rate	-	7.6
Other	(0.5)	1.8
Actual income tax expense rate	25.4%	48.6%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31. The Company recorded a provisional adjustment to our U.S. deferred income taxes as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act.

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$2,797	$2,625
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	-	741
Write-downs of other real estate owned	273	212
Nonaccrual loan interest	260	95
Unrealized losses on available-for-sale securities	1,105	460
Unrealized losses on available-for-sale securities transferred to held to maturity	12	20
Other	524	635
Total deferred tax assets	5,052	4,869
Deferred tax liabilities:
Depreciation	238	408
Acquisition on loans FMV adjustment	60	84
Purchase accounting adjustments	247	1,994
Deferred capital gain on branch sale	200	207
Other	125	241
Total deferred tax liabilities	870	2,934
Net deferred tax assets	$4,182	$1,935

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

(In thousands, except per share data)	2018	2017
Net income from continuing operations	$15,763	$9,225
Net income from discontinued operations	9,234	2,037
Net income	24,997	11,262

Weighted average shares outstanding - basic	12,739	12,682

Dilutive effect of common stock equivalents-options	12	22

Dilutive effect of common stock equivalents-restricted stock units	2	14

Weighted average shares outstanding - diluted	12,753	12,718

Basic earnings per common share
Income form continuing operations	$1.24	$0.73
Income form discontinued operations	0.72	0.16
Net income	$1.96	$0.89

Diluted earnings per common share
Income form continuing operations	$1.24	$0.73
Income form discontinued operations	0.72	0.16
Net income	$1.96	$0.89

For all periods presented, the calculations of diluted income per common share excluded no weighted average common stock equivalents because the effect of including them would have anti-dilutive.

NOTE 18. REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. At December 31, 2018 the capital conservation buffer was 1.875% and the Bank’s specific capital buffer was 4.73%.

The phase-in period for the final rules began on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, ending on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2018, management believes that Shore United Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2018, the most recent notification from the Federal Reserve Bank categorized Shore Untied Bank, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

The minimum ratios for capital adequacy purposes are 6.38%, 7.88%, 9.88% and 4.00% for the common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively which include a capital conservation buffer of 1.875% respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%, 8.00%, 10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively.

The following tables present the capital amounts and ratios as of December 31, 2018 and 2017.

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2018	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Company (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Shore United Bank	$140,265	$150,909	$1,185,050	$1,432,686	11.84%	11.84%	12.73%	9.79%

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2017	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Company	$132,370	$142,452	$1,112,259	$1,345,876	11.90%	11.90%	12.81%	9.84%
Shore United Bank	126,751	136,833	1,107,074	1,342,484	11.45%	11.45%	12.36%	9.44%

(1)	In August of 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) directed the Federal Reserve Board (“FRB”) to revise the Small Bank Holding Company Policy Statement to raise the total consolidated asset limit in the Policy Statement from $1 billion to $3 billion. The Company was previously required to comply with the minimum capital requirements on a consolidated basis; however, the Company continues to meet the conditions of the revised policy statement and was, therefore, exempt from the consolidated capital requirements at December 31, 2018.

The Company, also began filing less extensive and less frequent regulatory reports with the FRB, which will reduce administrative costs for the Company.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.

At December 31, 2018, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. The Bank paid $4.0 million and $0 of dividends to Shore Bancshares, Inc. for the years ended December 31, 2018 and 2017, respectively. Shore Bancshares, Inc. had no outstanding receivables from subsidiaries at December 31, 2018 or 2017.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2018 and 2017.

		Unrealized gains
	Unrealized	(losses) on securities	Accumulated
	gains (losses) on	Available-for-sale	other
	available-for-sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Cumulative effect adjustment (ASU 2016-01)	6	-	6
Other comprehensive income (loss)	(1,669)	22	(1,647)
Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)

Balance, December 31, 2016	$(931)	$(62)	$(993)
Other comprehensive income (loss)	(105)	18	(87)
Reclassification of (gain) recognized	(3)	-	(3)
Reclassification of stranded tax effects from change in tax rate	(216)	(10)	(226)
Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)

The following table presents the amounts reclassified out of accumulated comprehensive income (loss) for the years ended December 31, 2018 and 2017.

Details about Accumulated Other
Comprehensive Income Components	Amount Reclassified from Accumulated		Affected Line Item in the Statement Where
(dollars in thousands)	Other Comprehensive Income		Net Income is Presented
	Year Ended December 31,
	2018	2017
Realized (gains) on available for sale investment securities	$-	$(5)	Gain on sales and calls of investment securities

Related income tax	$-	$2	Income tax expense
Total Reclassification for the Period	$-	$(3)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held for sale and other real estate owned (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2018 and 2017. No assets were transferred from one hierarchy level to another during 2018 or 2017.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$33,636	$-	$33,636	$-
Mortgage-backed	120,796	-	120,796	-
	154,432	-	154,432	-

Equity	1,269	-	1,269	-
Total	$155,701	$-	$155,701	$-

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$45,332	$-	$45,332	$-
Mortgage-backed	150,965	-	150,965	-
Equity	658	-	658	-
Total	$196,955	$-	$196,955	$-

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31, 2018 and 2017, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2018
Nonrecurring measurements:

Impaired loans	$3,839	Appraisal of collateral	1	Appraisal adjustments	2	0% - 17%
				Liquidation expense	2	0% - 10%

Impaired loans	$5,902	Discounted cash flow analysis	1	Discount rate		4% - 7.25%

Other real estate owned	$1,222	Appraisal of collateral	1	Appraisal adjustments	2	15% - 40%
				Liquidation expense	2	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2017
Nonrecurring measurements:

Impaired loans	$510	Appraisal of collateral	1	Liquidation expense	2	10%

Impaired loans	$6,005	Discounted cash flow analysis	1	Discount rate		4% - 8.5%

Other real estate owned	$1,794	Appraisal of collateral	1	Appraisal adjustments	2	20% - 30%
				Liquidation expense	2	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Fair Value of Financial Assets and Financial Liabilities

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables. Fair values for December 31, 2018 were estimated using an exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 were estimated using the guidance in effect for that period, which permitted the use of an entry price notion in the compilation of this disclosure.

	December 31, 2018		December 31, 2017
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$67,225	$67,225	$31,820	$31,820

Level 2 inputs
Investment securities held to maturity	$6,043	$6,000	$6,247	$6,391
Restricted securities	6,476	6,476	3,735	3,735
Cash surrender value on life insurance	3,726	3,726	3,637	3,637

Level 3 inputs
Loans, net	1,185,012	1,150,418	1,083,733	1,072,951

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$330,466	$330,466	$328,322	$328,322
Checking plus interest	239,809	239,809	231,898	231,898
Money market	232,613	232,613	223,123	223,123
Savings	148,723	148,723	156,623	156,623
Club	387	387	398	398
Brokered Deposits	22,084	22,075	-	-
Certificates of deposit, $100,000 or more	97,905	96,435	107,343	105,691
Other time	140,354	136,292	155,074	151,339
Short-term borrowings	60,812	60,812	21,734	21,734
Long-term borrowings	15,000	15,012	-	-

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

The following table provides information on commitments outstanding as of December 31, 2018 and 2017.

(Dollars in thousands)	December 31, 2018	December 31, 2017
Commitments to extend credit	$210,463	$206,065
Letters of credit	6,917	7,142
Total	$217,380	$213,207

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

NOTE 22. RELATED PARTY TRANSACTIONS

Shore Bancshares Inc. and its Bank subsidiary will periodically rent ballroom space from the Tidewater Inn located in Easton Maryland, to hold company meetings and events. A director of the board of Shore Bancshares Inc. holds a 61% interest in a limited liability company which owns the Tidewater Inn. During 2018 and 2017, approximately $20 thousand and $25 thousand in expenses were paid for rental and catering services.

NOTE 23. CONTINGENCIES

In the normal course of business, Shore Bancshares, Inc. and its Bank subsidiary may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2018	2017
Assets
Cash	$26,583	$683
Investment securities available for sale, at fair value	918	1,127
Investment in subsidiaries	157,855	157,880
Premises and equipment, net	3,772	3,435
Other assets	1,593	2,209
Total assets	$190,721	$165,334

Liabilities
Accrued interest payable	$1	$-
Other liabilities	6,494	932
Short-term borrowings	1,041	666
Total liabilities	7,536	1,598

Stockholders' equity
Common stock	127	127
Additional paid in capital	65,434	65,256
Retained earnings	120,574	99,662
Accumulated other comprehensive loss	(2,950)	(1,309)
Total stockholders' equity	183,185	163,736

Total liabilities and stockholders' equity	$190,721	$165,334

Condensed Statements of Income

For the Years Ended December 31,

(Dollars in thousands)	2018	2017
Income
Dividends from subsidiaries	$4,000	$1,000
Management and other fees from subsidiaries	8,160	7,811
Gain on sale of subsidiary	12,736	-
Other operating income	30	94
Total income	24,926	8,905

Expenses
Interest expense	54	36
Salaries and employee benefits	4,580	4,799
Occupancy and equipment expense	630	592
Other operating expenses	3,421	2,878
Total expenses	8,685	8,305

Income before income tax expense (benefit) and equity in undistributed net income of subsidiaries	16,241	600
Income tax expense (benefit)	4,298	(138)
Income before equity in undistributed net income of subsidiaries	11,943	738

Equity in undistributed net income of subsidiaries	13,054	10,524
Net income	$24,997	$11,262

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$24,997	$11,262
Adjustments to reconcile net income to cash
provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,054)	(10,524)
Depreciation and amortization	469	452
Stock-based compensation expense	447	1,055
Gain on sale of subsidiary	(12,736)	-
Net decrease in other assets	1,001	843
Net increase (decrease) in other liabilities	3,267	(806)
Net cash provided by operating activities	4,391	2,282

Cash flows from investing activities:
Proceeds from maturities and principal payments of investment securities available for sale	187	534
Purchases of premises and equipment	(590)	(148)
Payments for advances to subsidiary	-	(267)
Cash of subsidiary retained upon disposal	726	-
Proceeds from sale of subsidiary	25,159	-
Net cash provided by investing activities	25,482	119

Cash flows from financing activities:
Increase in short-term borrowings	375	666
Repayment of long-term debt	-	(843)
Common stock dividends paid	(4,079)	(2,790)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(269)	-
Net cash used in financing activities	(3,973)	(2,967)

Net increase (decrease) in cash and cash equivalents	25,900	(566)
Cash and cash equivalents at beginning of year	683	1,249
Cash and cash equivalents at end of year	$26,583	$683

Supplemental cash flow information:
Transfer of available for sale securities to banking subsidiary	$-	$10,233

NOTE 25. REVENUE RECOGNITION

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2018 and 2017.

	December 31,
(Dollars in thousands)	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$3,879	$3,628
Trust and investment fee income	1,557	1,532
Other noninterest income	3,504	2,964
Noninterest Income (in-scope of Topic 606)	8,940	8,124
Noninterest Income (out-of-scope of Topic 606)	73	76
Total Noninterest Income (1)	$9,013	$8,200

(1)	Noninterest income associated with discontinued operations is reported in Note 2.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2018 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2018. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2019 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2019 Annual Meeting of Stockholders:

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

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2019 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2019 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income — Years Ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows — Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

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

Shore Bancshares, Inc.

Date: March 15, 2019	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead	/s/ Frank E. Mason, III
Blenda W. Armistead, Director	Frank E. Mason, III, Director
March 15, 2019	March 15, 2019

/s/ Christopher F. Spurry	/s/ James A. Judge
Christopher F. Spurry, Director	James A. Judge, Director
March 15, 2019	March 15, 2019

/s/ Clyde V. Kelly, III	/s/ Jeffery E. Thompson
Clyde V. Kelly, III, Director	Jeffery E. Thompson, Director
March 15, 2019	March 15, 2019

/s/ David A. Fike	/s/ John H. Wilson
David A. Fike, Director	John H. Wilson, Director
March 15, 2019	March 15, 2019

/s/ David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr
March 15, 2019	Director, President, and Chief Executive Officer
(Principal Executive Officer)
/s/ David W. Moore	March 15, 2019
David W. Moore, Director
March 15, 2019	/s/ R. Michael Clemmer, Jr.
R. Michael Clemmer, Jr., Director
/s/ Edward C. Allen	March 15, 2019
Edward C. Allen
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)
March 15, 2019

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

10.27

Change in Control Agreement, dated November 1, 2018, by and between Lloyd L. Beatty, Jr. and Shore Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2018)

10.28	Change in Control Agreement, dated November 1, 2018, by and between Donna Stevens and Shore Bancshares, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2018)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PAO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

