Form 10-Q
period 2019-03-31
SHORE BANCSHARES INC
filed 2019-05-10
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0‑22345

SHORE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	52‑1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

28969 Information Lane, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

(410) 763‑7800

Registrant’s Telephone Number, Including Area Code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHBI	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ◻ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,779,072 shares of common stock outstanding as of April 30, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
Cash and due from banks	$18,915	$16,294
Interest-bearing deposits with other banks	39,904	50,931
Cash and cash equivalents	58,819	67,225
Investment securities:
Available-for-sale, at fair value	150,814	154,432
Held to maturity, at amortized cost - fair value of $5,865 (2019) and $6,000 (2018)	5,899	6,043
Equity securities, at fair value	1,299	1,269
Restricted securities	5,292	6,476

Loans	1,211,716	1,195,355
Less: allowance for credit losses	(10,418)	(10,343)
Loans, net	1,201,298	1,185,012

Premises and equipment, net	22,632	22,711
Goodwill	17,518	17,518
Other intangible assets, net	2,696	2,857
Other real estate owned, net	979	1,222
Right-of-use assets	3,767	—
Other assets	14,772	17,678
Assets of discontinued operations	14	633
TOTAL ASSETS	$1,485,799	$1,483,076

LIABILITIES
Deposits:
Noninterest-bearing	$345,151	$330,466
Interest-bearing	892,118	881,875
Total deposits	1,237,269	1,212,341

Short-term borrowings	30,724	60,812
Long-term borrowings	15,000	15,000
Lease liabilities	3,767	—
Other liabilities	9,146	8,415
Liabilities of discontinued operations	2,811	3,323
TOTAL LIABILITIES	1,298,717	1,299,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,779,809 (2019) and 12,749,497 (2018)	128	127
Additional paid in capital	65,408	65,434
Retained earnings	123,050	120,574
Accumulated other comprehensive (loss)	(1,504)	(2,950)
TOTAL STOCKHOLDERS’ EQUITY	187,082	183,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,485,799	$1,483,076

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$13,499	$12,044
Interest and dividends on investment securities:
Taxable	998	1,021
Interest on deposits with other banks	163	38
Total interest income	14,660	13,103

INTEREST EXPENSE
Interest on deposits	1,947	548
Interest on short-term borrowings	213	226
Interest on long-term borrowings	106	—
Total interest expense	2,266	774

NET INTEREST INCOME	12,394	12,329
Provision for credit losses	100	489

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,294	11,840

NONINTEREST INCOME
Service charges on deposit accounts	934	905
Trust and investment fee income	372	400
Other noninterest income	882	835
Total noninterest income	2,188	2,140

NONINTEREST EXPENSE
Salaries and wages	3,766	4,226
Employee benefits	1,254	1,176
Occupancy expense	691	677
Furniture and equipment expense	263	255
Data processing	910	868
Directors’ fees	86	114
Amortization of other intangible assets	162	99
FDIC insurance premium expense	205	205
Other real estate owned expense, net	233	(46)
Legal and professional	601	448
Other noninterest expenses	1,172	1,430
Total noninterest expense	9,343	9,452

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,139	4,528
Income tax expense	1,311	1,066
Income from continuing operations	3,828	3,462

(Loss) income from discontinued operations before income taxes	(99)	779
Income tax (benefit) expense	(25)	183
(Loss) income from discontinued operations	(74)	596

NET INCOME	$3,754	$4,058
Earnings per common share - Basic
Income from continuing operations	$0.30	$0.27
(Loss) income from discontinued operations	(0.01)	0.05
Net income	$0.29	$0.32
Earnings per common share - Diluted
Income from continuing operations	$0.30	$0.27
(Loss) income from discontinued operations	(0.01)	0.05
Net income	$0.29	$0.32
Dividends paid per common share	$0.10	$0.07

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended
	March 31,
	2019	2018
Net Income	$3,754	$4,058

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	1,983	(2,866)
Tax effect	(541)	793
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	7	7
Tax effect	(3)	(3)

Total other comprehensive income (loss)	1,446	(2,069)
Comprehensive income	$5,200	$1,989

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three months Ended March 31, 2019 and 2018

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of
shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Net Income	—	—	4,058	—	4,058

Other comprehensive (loss)	—	—	—	(2,069)	(2,069)

Stock-based compensation	—	143	—	—	143

Cash dividends declared	—	—	(891)	—	(891)

Balances, March 31, 2018	$127	$65,399	$102,829	$(3,378)	$164,977

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,754	$4,058
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(145)	(134)
Provision for credit losses	100	489
Depreciation and amortization	506	450
Net amortization of securities	127	181
Stock-based compensation expense	63	143
Deferred income tax (benefit) expense	(143)	265
Losses (gains) on sales and valuation adjustments on other real estate owned	226	(55)
Fair value adjustment on equity securities	(22)	(19)
Net changes in:
Accrued interest receivable	(414)	256
Other assets	3,574	(4,398)
Accrued interest payable	(295)	72
Other liabilities	404	893
Net cash provided by operating activities	7,735	2,201

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	5,475	10,003
Proceeds from maturities and principal payments of investment securities held to maturity	150	91
Purchases of equity securities	(8)	(3)
Net change in loans	(16,304)	(26,678)
Purchases of premises and equipment	(192)	(405)
Proceeds from sales of other real estate owned	17	280
Net redemption of restricted securities	1,184	—
Net cash (used in) investing activities	(9,678)	(16,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	14,685	(4,473)
Interest-bearing deposits	10,306	(21,209)
Short-term borrowings	(30,088)	51,259
Common stock dividends paid	(1,278)	(891)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(88)	—
Net cash (used in) provided by financing activities	(6,463)	24,686
Net (decrease) increase in cash and cash equivalents	(8,406)	10,175
Cash and cash equivalents at beginning of period	67,225	31,820
Cash and cash equivalents at end of period	$58,819	$41,995

Supplemental cash flows information:
Interest paid	$2,624	$739
Income taxes paid	$—	$—
Lease liabilities arising from right-of-use assets	$3,877	$—
Unrealized gain (loss) on securities available for sale	$1,983	$(2,866)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$7	$7

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2019, the consolidated results of income and comprehensive income for the three months ended March 31, 2019 and 2018, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2018 were derived from the 2018 audited financial statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2018. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

Recent Accounting Standards

ASU No. 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and held to maturity securities. At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general time line to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team expects to be running a parallel simulation to its current incurred loss impairment model in the second quarter of 2019. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.

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

Note 2 – Sale of Subsidiary

Avon-Dixon Agency Sale

On December 31, 2018, the Company completed the sale of the specific assets and activities related to its insurance agency, Avon-Dixon Agency, LLC (“Avon-Dixon”) to Avon-Dixon, an Alera Group Agency, LLC (“Alera”). Also, on this date the Company discontinued the operations of its premium finance company, Mubell Finance, LLC (“Mubell”). Together, Avon-Dixon and Mubell companies are referred to as the “Insurance Subsidiaries”. The Insurance Subsidiaries represented the Company’s insurance products and services segment, the activities of which related to originating, servicing and underwriting retail insurance policies. Assets sold to Alera included various intangible assets and a 40% interest in segregated portfolio of Eastern Re. LTD.,  a specialty reinsurance company. Mubell, along with certain other assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income.

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

The following table summarizes the calculation of the net gain on disposal of discontinued operations.

($ in thousands)	Year Ended December 31, 2018
Proceeds from the transaction	$29,276
Compensation expense related to the transaction	2,588
Broker fees	935
Other transaction costs	594
Net cash proceeds	25,159
Net assets sold	(12,423)
Net gain on disposal	$12,736

The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:

	March 31,	December 31,
($ in thousands)	2019	2018
ASSETS
Premises and equipment, net	$—	$—
Goodwill	8	8
Other assets	6	625
Assets of discontinued operations	$14	$633

LIABILITIES

Accrued expenses and other liabilities	$2,811	$3,323
Liabilities of discontinued operations	$2,811	$3,323

	For the Three Months Ended
	March 31,
($ in thousands)	2019	2018
Noninterest income
Insurance agency commissions	$—	$2,694
All other income	14	95
Total noninterest income	14	2,789
Noninterest expense
Salaries and wages	31	1,247
Employee benefits	7	341
Occupancy expense	18	104
Furniture and equipment	1	—
Amortization of intangible assets	—	12
Legal and professional fees	64	16
Other noninterest expenses	(8)	290
Total noninterest expense	113	2,010
(Loss) income from discontinued operations before income taxes	(99)	779
Income tax (benefit) expense	(25)	183
(Loss) income from discontinued operations	$(74)	$596

Note 3 – Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of potential common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Net income from continuing operations	$3,828	$3,462
Net (loss) income from discontinued operations	(74)	596
Net Income	$3,754	$4,058
Weighted average shares outstanding - Basic	12,769	12,715
Dilutive effect of common stock equivalents-options	4	16
Weighted average shares outstanding - Diluted	12,773	12,731

Basic earnings per common share
Income from continuing operations	$0.30	$0.27
(Loss) income from discontinued operations	(0.01)	0.05
Net income	$0.29	$0.32

Diluted earnings per common share
Income from continuing operations	$0.30	$0.27
(Loss) income from discontinued operations	(0.01)	0.05
Net income	$0.29	$0.32

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2019
U.S. Government agencies	$34,194	$3	$386	$33,811
Mortgage-backed	118,652	103	1,752	117,003
Total	$152,846	$106	$2,138	$150,814

December 31, 2018
U.S. Government agencies	$34,285	$2	$651	$33,636
Mortgage-backed	124,162	115	3,481	120,796
Total	$158,447	$117	$4,132	$154,432

Held-to-maturity securities:
March 31, 2019
U.S. Government agencies	$1,498	$—	$11	$1,487
States and political subdivisions	1,401	10	—	1,411
Other Debt securities	3,000	—	33	2,967
Total	$5,899	$10	$44	$5,865

December 31, 2018
U.S. Government agencies	$1,642	$—	$25	$1,617
States and political subdivisions	1,401	14	—	1,415
Other Debt securities	3,000	—	32	2,968
Total	$6,043	$14	$57	$6,000

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $1.3 million at March 31, 2019 and December 31, 2018 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $22 thousand and $19 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Available-for-sale securities:
U.S. Government agencies	$829	$7	$32,625	$379	$33,454	$386
Mortgage-backed	—	—	109,014	1,752	109,014	1,752
Total	$829	$7	$141,639	$2,131	$142,468	$2,138

Held-to-maturity securities:
U.S. Government agencies	—	—	1,487	11	1,487	11
Other debt securities	2,967	33	—	—	2,967	33
Total	$2,967	$33	$1,487	$11	$4,454	$44

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available-for-sale securities:
U.S. Government agencies	$1,079	$10	$32,362	$641	$33,441	$651
Mortgage-backed	13,981	261	99,904	3,220	113,885	3,481
Total	$15,060	$271	$132,266	$3,861	$147,326	$4,132

Held-to-maturity securities:
U.S. Government agencies	—	—	1,617	25	1,617	25
Other debt securities	2,968	32	—	—	2,968	32
Total	$2,968	$32	$1,617	$25	$4,585	$57

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were seventy-nine available-for-sale securities and two held-to-maturity securities in an unrealized loss position at March 31, 2019.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2019.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,994	$5,949	$500	$503
Due after one year through five years	29,105	28,741	400	403
Due after five years through ten years	63,477	62,754	3,501	3,472
Due after ten years	54,270	53,370	1,498	1,487
Total	$152,846	$150,814	$5,899	$5,865

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Construction	$142,071	$127,572
Residential real estate	427,023	429,560
Commercial real estate	529,229	523,427
Commercial	106,172	107,522
Consumer	7,221	7,274
Total loans	1,211,716	1,195,355
Allowance for credit losses	(10,418)	(10,343)
Total loans, net	$1,201,298	$1,185,012

Loans are stated at their principal amount outstanding net of any purchase premiums, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $850 thousand and discounts on acquired loans of $1.3 million at March 31, 2019. Loans included deferred costs, net of deferred fees, of $789 thousand and discounts on acquired loans of $1.4 million at December 31, 2018. At March 31, 2019 and December 31, 2018 included in total loans were $88.9 million and $92.8 million in loans, respectively, acquired as part of the NWBI branch acquisition. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Once the amount of impairment has been determined, the uncollectible portion is charged off. Loan payments received on nonaccrual impaired loans are generally applied to the outstanding principal balance. In certain circumstances, income may be recognized on a cash basis. Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses. See additional discussion under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the normal course of banking business, risks related to specific loan categories are as follows:

Construction loans – Construction loans are offered primarily to builders and individuals to finance the construction of single-family dwellings. In addition, the Bank periodically finances the construction of commercial projects. Credit risk factors include the borrower’s ability to successfully complete the construction on time and within budget, changing market conditions which could affect the value and marketability of projects, changes in the borrower’s ability or willingness to repay the loan and potentially rising interest rates which can impact both the borrower’s ability to repay and the collateral value.

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

Commercial real estate – Commercial real estate loans consist of both loans secured by owner occupied properties and nonowner occupied properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. These loans are subject to adverse changes in the local economy and commercial real estate markets. Credit risk associated with owner occupied properties arises from the borrower’s financial stability and the ability of the borrower and the business to repay the loan. Nonowner occupied properties carry the risk of a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies which can adversely impact cash flow.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2019 and December 31, 2018.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
March 31, 2019
Loans individually evaluated for impairment	$2,814	$7,218	$12,841	$315	$—	$23,188
Loans collectively evaluated for impairment	139,257	419,805	516,388	105,857	7,221	1,188,528
Total loans	$142,071	$427,023	$529,229	$106,172	$7,221	$1,211,716

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$279	$427	$94	$12	$—	$812
Loans collectively evaluated for impairment	2,378	2,006	2,963	1,997	262	9,606
Total allowance	$2,657	$2,433	$3,057	$2,009	$262	$10,418

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2018
Loans individually evaluated for impairment	$2,893	$8,553	$13,532	$340	$—	$25,318
Loans collectively evaluated for impairment	124,679	421,007	509,895	107,182	7,274	1,170,037
Total loans	$127,572	$429,560	$523,427	$107,522	$7,274	$1,195,355

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$320	$301	$104	$36	$—	$761
Loans collectively evaluated for impairment	2,342	2,052	2,973	1,913	302	9,582
Total allowance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2019 and December 31, 2018. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded		March 31, 2019
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
March 31, 2019
Impaired nonaccrual loans:
Construction	$3,149	83	2,682	279	2,791	—
Residential real estate	3,213	2,456	528	253	3,338	—
Commercial real estate	9,955	9,229	67	67	9,318	—
Commercial	425	—	315	12	325	—
Consumer	—	—	—	—	—	—
Total	$16,742	$11,768	$3,592	$611	$15,772	$—

Impaired accruing TDRs:
Construction	$49	$49	$—	$—	$50	$7
Residential real estate	4,234	1,234	3,000	174	4,308	39
Commercial real estate	3,545	2,848	697	27	3,550	39
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$7,828	$4,131	$3,697	$201	$7,908	$85

Total impaired loans:
Construction	$3,198	$132	$2,682	$279	$2,841	$7
Residential real estate	7,447	3,690	3,528	427	7,646	39
Commercial real estate	13,500	12,077	764	94	12,868	39
Commercial	425	—	315	12	325	—
Consumer	—	—	—	—	—	—
Total	$24,570	$15,899	$7,289	$812	$23,680	$85

		Recorded	Recorded		March 31, 2018
	Unpaid	investment	investment		Average	Interest
	principal	with no	with an	Related	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2018
Impaired nonaccrual loans:
Construction	$3,219	$127	$2,715	$320	$2,989	$—
Residential real estate	4,281	2,605	1,494	118	1,625	—
Commercial real estate	10,029	9,307	67	67	720	—
Commercial	445	—	340	36	345	—
Consumer	—	—	—	—	—	—
Total	$17,974	$12,039	$4,616	$541	$5,679	$—

Impaired accruing TDRs:
Construction	$51	$51	$—	$—	$2,977	$13
Residential real estate	4,454	1,440	3,014	183	4,292	46
Commercial real estate	4,158	1,286	2,872	37	4,650	41
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$8,663	$2,777	$5,886	$220	$11,919	$100

Total impaired loans:
Construction	$3,270	$178	$2,715	$320	$5,966	$13
Residential real estate	8,735	4,045	4,508	301	5,917	46
Commercial real estate	14,187	10,593	2,939	104	5,370	41
Commercial	445	—	340	36	345	—
Consumer	—	—	—	—	—	—
Total	$26,637	$14,816	$10,502	$761	$17,598	$100

The following tables provide a roll-forward for troubled debt restructurings as of March 31, 2019 and March 31, 2018.

	1/1/2019						3/31/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2019
Accruing TDRs
Construction	$51	$—	$(2)	$—	$—	$—	$49	$—
Residential real estate	4,454	—	(23)	—	—	(197)	4,234	174
Commercial real estate	4,158	—	(613)	—	—	—	3,545	27
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$—	$(638)	$—	$—	$(197)	$7,828	$201

Nonaccrual TDRs
Construction	$2,798	$—	$(33)	$—	$—	$—	$2,765	$279
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(4)	—	—	—	315	12
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(38)	$—	$—	$—	$3,080	$291

Total	$11,781	$—	$(676)	$—	$—	$(197)	$10,908	$492

	1/1/2018						3/31/2018
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the three months ended
March 31, 2018
Accruing TDRs
Construction	$3,972	$—	$(3)	$(379)	$—	$(2,600)	$990	$41
Residential real estate	4,536	—	(25)	—	(154)	(187)	4,170	223
Commercial real estate	4,818	—	(33)	—	—	(219)	4,566	36
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$13,326	$—	$(61)	$(379)	$(154)	$(3,006)	$9,726	$300

Nonaccrual TDRs
Construction	$2,878	$—	$(16)	$—	$—	$—	$2,862	$428
Residential real estate	—	—	—	—	154	—	154	—
Commercial real estate	83	—	—	—	—	—	83	—
Commercial	337	—	(4)	—	—	—	333	29
Consumer	—	—	—	—	—	—	—	—
Total	$3,298	$—	$(20)	$—	$154	$—	$3,432	$457

Total	$16,624	$—	$(81)	$(379)	$—	$(3,006)	$13,158	$757

The following tables provide information on loans that were modified and considered TDRs during the three months ended March 31, 2019 and March 31, 2018.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For three months ended
March 31, 2019
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

For three months ended
March 31, 2018
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

During the three months ended March 31, 2019, there were no new TDR’s or previously recorded TDR’s which were modified.

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the three months ended March 31, 2019 and March 31, 2018. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For three months ended
March 31, 2019
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

For three months ended
March 31, 2018
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At March 31, 2019, there were no nonaccrual loans classified as special mention or doubtful and $15.4 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2018, there were no nonaccrual loans classified as special mention or doubtful and $16.7 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of March 31, 2019 and December 31, 2018.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
March 31, 2019
Construction	$108,606	$28,496	$2,186	$2,783	$—	$142,071
Residential real estate	386,816	31,783	4,245	4,179	—	427,023
Commercial real estate	399,958	108,186	5,967	15,118	—	529,229
Commercial	88,627	16,705	490	350	—	106,172
Consumer	6,770	448	—	3	—	7,221
Total	$990,777	$185,618	$12,888	$22,433	$—	$1,211,716

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2018
Construction	$93,977	$30,735	$—	$2,860	$—	$127,572
Residential real estate	386,553	33,739	3,769	5,499	—	429,560
Commercial real estate	389,219	113,873	4,515	15,820	—	523,427
Commercial	90,777	15,727	642	376	—	107,522
Consumer	6,805	466	—	3	—	7,274
Total	$967,331	$194,540	$8,926	$24,558	$—	$1,195,355

The following tables provide information on the aging of the loan portfolio as of March 31, 2019 and December 31, 2018.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
March 31, 2019
Construction	$139,087	$219	$—	$—	$219	$2,765	$142,071
Residential real estate	419,955	3,967	82	35	4,084	2,984	427,023
Commercial real estate	515,652	4,123	158	—	4,281	9,296	529,229
Commercial	105,741	104	—	12	116	315	106,172
Consumer	7,172	28	21	—	49	—	7,221
Total	$1,187,607	$8,441	$261	$47	$8,749	$15,360	$1,211,716
Percent of total loans	98.0%	0.7%	—%	—%	0.7%	1.3%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2018
Construction	$124,535	$195	$—	$—	$195	$2,842	$127,572
Residential real estate	423,732	1,384	206	139	1,729	4,099	429,560
Commercial real estate	512,252	253	1,548	—	1,801	9,374	523,427
Commercial	107,089	83	10	—	93	340	107,522
Consumer	7,238	30	6	—	36	—	7,274
Total	$1,174,846	$1,945	$1,770	$139	$3,854	$16,655	$1,195,355
Percent of total loans	98.3%	0.2%	0.1%	0.0%	0.3%	1.4%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2019 and March 31, 2018. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	—	(123)	—	(81)	(6)	(210)
Recoveries	3	8	99	75	—	185
Net charge-offs	3	(115)	99	(6)	(6)	(25)

Provision	(8)	195	(119)	66	(34)	100
Ending Balance	$2,657	$2,433	$3,057	$2,009	$262	$10,418

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

Charge-offs	(379)	(138)	—	—	(10)	(527)
Recoveries	9	13	10	143	—	175
Net charge-offs	(370)	(125)	10	143	(10)	(352)

Provision	451	200	39	(226)	25	489
Ending Balance	$2,541	$2,359	$2,643	$2,158	$217	$9,918

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $949 thousand as of March 31, 2019 and December 31, 2018, respectively. There were no residential real estate properties included in the balance of other real estate owned at March 31, 2019 and December 31, 2018.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of March 31, 2019 and December 31, 2018.

Note 6 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $3.8 million at the date of adoption, which are related to the Company’s lease of premises used in operations.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows.  Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.  Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases.  Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2019
Lease liabilities	$3,767
Right-of-use assets	$3,767
Weighted average remaining lease term	11.68	years
Weighted average discount rate	3.49%

Lease cost (in thousands)	March 31, 2019
Operating lease cost	$139
Short-term lease cost	—
Total lease cost	$139

Cash paid for amounts included in the measurement of lease liabilities	$143

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	March 31, 2019
Nine months ending December 31, 2019	$433
Twelve months ending December 31, 2020	480
Twelve months ending December 31, 2021	409
Twelve months ending December 31, 2022	395
Twelve months ending December 31, 2023	380
Twelve months ending December 31, 2024	370
Thereafter	2,134
Total undiscounted cash flows	$4,601
Discount	834
Lease liabilities	$3,767

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2019 and December 31, 2018.

March 31, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,258)	$2,696	6.8
Total other intangible assets	$3,954	$—	$(1,258)	$2,696

December 31, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,097)	$2,857	7.2
Total other intangible assets	$3,954	$—	$(1,097)	$2,857

The aggregate amortization expense included in continuing operations was $162 thousand and $99 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.

At March 31, 2019, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2019	$443
2020	533
2021	461
2022	389
2023	317
2024	246
Thereafter	307
Total amortizing intangible assets	$2,696

Note 8 – Other Assets

The Company had the following other assets at March 31, 2019 and December 31, 2018 excluding discontinued operations.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Accrued interest receivable	3,759	3,345
Deferred income taxes	3,781	4,182
Prepaid expenses	1,262	1,067
Cash surrender value on life insurance	3,764	3,726
Other assets	2,206	5,358
Total	$14,772	$17,678

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for credit losses	$2,845	$2,797
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	20	—
Write-downs of other real estate owned	328	273
Nonaccrual loan interest	302	260
Unrealized losses on available-for-sale securities	564	1,105
Unrealized losses on available-for-sale securities transferred to held to maturity	9	12
Other	542	524
Total deferred tax assets	4,691	5,052
Deferred tax liabilities:
Depreciation	215	238
Amortization on loans FMV adjustment	56	60
Acquisition accounting adjustments	316	247
Deferred capital gain on branch sale	198	200
Other	125	125
Total deferred tax liabilities	910	870
Net deferred tax assets	$3,781	$4,182

Note 9 – Other Liabilities

The Company had the following other liabilities at March 31, 2019 and December 31, 2018 excluding discontinued operations.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Accrued interest payable	$309	$604
Other accounts payable	1,946	3,213
Deferred compensation liability	1,099	1,040
Income taxes payable	4,734	3,454
Other liabilities	1,058	104
Total	$9,146	$8,415

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 636,465 shares remained available for grant at March 31, 2019.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2019 and 2018.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Stock-based compensation expense	$63	$143
Excess tax benefits related to stock-based compensation	1	135

	As of
	March 31,
(Dollars in thousands)	2019		2018
Unrecognized stock-based compensation expense	$388		$871
Weighted average period unrecognized expense is expected to be recognized	1.3	years	1.5	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	—	$—
Granted	15,702	15.36
Vested	—	—
Cancelled	—	—
Nonvested at end of period	15,702	$15.36

The fair value of restricted stock awards that vested during the first three months of 2018 was $133 thousand.

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

During 2016, the Company entered into a long-term incentive program agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2018. Based on the results for the year ended December 31, 2018, 15,577 shares were vested.

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	38,562	$14.69
Granted	—	—
Vested	(15,577)	11.68
Forfeited	(1,079)	11.68
Outstanding at end of period	21,906	$16.97

The fair value of restricted stock units that vested during the first three months of 2019 and 2018 was $237 thousand and $695 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	27,249	$9.68
Granted	—	—
Exercised	(15,578)	10.01
Expired/Cancelled	—	—
Outstanding at end of period	11,671	$9.25

Exercisable at end of period	11,671	$9.25

There were no stock options granted during the three months ended March 31, 2019 and March 31, 2018. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.

At the end of the first quarter of 2019, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $66 thousand based on the $14.91 market value per share of the Company’s common stock at March 31, 2019. Similarly, the aggregate intrinsic value of the options exercisable was $66 thousand at March 31, 2019. The intrinsic value on options exercised during the three months ended March 31, 2019 was $72 thousand based on the $14.66 market value per share of the Company’s common stock at January 15, 2019. The intrinsic value on options exercised in 2018 was $365 thousand based on the $17.92 market value per share of the Company’s common stock at January 31, 2018. At March 31, 2019, the weighted average remaining contract life of options outstanding and exercisable was 5.5 years.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	(loss)
Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	1,442	4	1,446
Balance, March 31, 2019	$(1,476)	$(28)	$(1,504)

Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Other comprehensive income	(2,073)	4	(2,069)
Balances, March 31, 2018	$(3,328)	$(50)	$(3,378)

Note 12 – Fair Value Measurements

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

Equity Securities

Fair value measurement for equity securities is based on quoted market prices retrieved by the Company via on-line resources. Although these securities have readily available fair market values, the Company determined that they should be classified as level 2 investments in the fair value hierarchy due to not being considered traded in a highly active market.

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. No assets were transferred from one hierarchy level to another during the first three months of 2019 or 2018.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Securities available for sale:
U.S. Government agencies	$33,811	$—	$33,811	$—
Mortgage-backed	117,003	—	117,003	—
	150,814	—	150,814	—

Equity	1,299	—	1,299	—
Total	$152,113	$—	$152,113	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$33,636	$—	$33,636	$—
Mortgage-backed	120,796	—	120,796	—
	154,432	—	154,432	—

Equity	1,269	—	1,269	—
Total	$155,701	$—	$155,701	$—

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement when due. Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent and these are considered Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable, discounted on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. The estimated fair value for foreclosed assets included in Level 3 are determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to the initial recognition, the Company records the foreclosed asset as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
March 31, 2019
Nonrecurring measurements:

Impaired loans	$577	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$5,900	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$979	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2018
Nonrecurring measurements:

Impaired loans	$3,839	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$5,902	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$1,222	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for March 31, 2019 and December 31, 2018 were estimated using an exit price notion.

	March 31, 2019		December 31, 2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$58,819	$58,819	$67,225	$67,225

Level 2 inputs
Investment securities held to maturity	$5,899	$5,865	$6,043	$6,000
Restricted securities	5,292	5,292	6,476	6,476
Cash surrender value on life insurance	3,736	3,736	3,726	3,726

Level 3 inputs
Loans, net	$1,201,298	$1,179,711	$1,185,012	$1,150,418

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$345,151	$345,151	$330,466	$330,466
Checking plus interest	246,945	246,945	239,809	239,809
Money market	236,214	236,214	232,613	232,613
Savings	148,416	148,416	148,723	148,723
Club	774	774	387	387
Brokered Deposits	22,079	22,062	22,084	22,075
Certificates of deposit, $100,000 or more	98,027	97,077	97,905	96,435
Other time	139,663	137,509	140,354	136,292
Short-term borrowings	30,724	30,724	60,812	60,812
Long-term borrowings	15,000	15,028	15,000	15,012

Note 13 – Financial Instruments with Off-Balance Sheet Risk

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

The following table provides information on commitments outstanding at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$224,703	$210,463
Letters of credit	6,819	6,917
Total	$231,522	$217,380

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$934	$905
Trust and investment fee income	372	400
Other noninterest income	841	791
Noninterest Income (in-scope of Topic 606)	2,147	2,096
Noninterest Income (out-of-scope of Topic 606)	41	44
Total Noninterest Income	$2,188	$2,140

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

Portions of this Quarterly Report on Form 10‑Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in detail in the section of the periodic reports that Shore Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report and Item 1A of Part I of the Annual Report of Shore Bancshares, Inc. on Form 10‑K for the year ended December 31, 2018 (the “2018 Annual Report”)). Actual results may differ materially from such forward-looking statements, and we assume no obligation to update forward-looking statements at any time except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2018 Annual Report.

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

Shore Bancshares, Inc. maintains an Internet site at www.shorebancshares.com on which it makes available free of charge its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2018 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses, goodwill and other intangible assets, deferred tax assets, and fair value are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 of the 2018 Annual Report describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality - Provision for Credit Losses and Risk Management section below.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment, usually during the first quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. At the present time the Company only has one reporting unit, the Bank. If the fair value of the Bank is less than book value, an expense may be required to write down the related goodwill or purchased intangibles to record an impairment loss.

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

OVERVIEW

The Company reported net income of $3.754 million for the first quarter of 2019, or diluted income per common share of $0.29, compared to net income of $4.058 million, or diluted income per common share of $0.32, for the first quarter of 2018. For the fourth quarter of 2018, the Company reported net income of $12.094 million, or diluted income per common share of $0.95, which included the sale of it’s former insurance entity Avon-Dixon for a gain of $12.7 million. Net income from continuing operations for the first quarter of 2019 was $3.828 million or $0.30 per diluted common share, compared to net income from continuing operations of $3.462 million or $0.27 per diluted common share for the first quarter of 2018, and net income from continuing operations of $3.853 million or $0.30 per diluted common share for the fourth quarter of 2018. When comparing net income from continuing operations the first quarter of 2019 to the first quarter of 2018, the primary reasons for improved results were increases in net interest income of $65 thousand and noninterest income of $48 thousand, coupled with decreases in provision for credit losses of $389 thousand and noninterest expenses of $109 thousand.  When comparing net income from continuing operations for the first quarter of 2019 to the fourth quarter of 2018, the slightly lower net income was primarily attributable to a decrease in net interest income of $332 thousand and higher noninterest expenses of $127 thousand, almost entirely offset by a reduction in the provision for credit losses of $360 thousand and an increase in noninterest income of $76 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.4 million for the first quarter of 2019 and $12.4 million for the first quarter of 2018. Tax-equivalent net interest income was $12.8 million for the fourth quarter of 2018. The increase in net interest income for the first quarter of 2019 when compared to the first quarter of 2018 was primarily due to an increase in interest income on loans of $1.5 million, or 12.1% due to improving yield and growth in loans, which was offset by an increase in interest expense of $1.5 million, or 192.8%. The decrease in net interest income when compared to the fourth quarter of 2018 was due to a decrease in taxable interest on investment securities of $341 thousand and an increase in interest expense on interest-bearing deposits of $370 thousand, partially offset by a decrease in interest expense on short-term borrowings and an increase in interest and fees on loans despite two fewer earning days for the first quarter of 2019. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the first quarter of 2019 was 3.61%, which is a decrease of 22 basis points (bps) when compared to 3.83% for the first quarter of 2018 and an increase of 3bps when compared to the fourth quarter of 2018 of 3.58%.

Interest Income

On a tax-equivalent basis, interest income increased $1.6 million, or 11.9%, for the first quarter of 2019 when compared to the first quarter of 2018. The increase was due to a $1.5 million, or 12.1%, increase in interest income and fees on loans, primarily the result of the increase in the average balance of loans of $95.7 million, or 8.7%. The average yield on loans increased 13bps from the comparable quarter in 2018. Interest on interest-bearing deposits with other banks increased $125 thousand, or 328.9%. Interest on investment securities decreased $23 thousand, or 2.3%, due to a decrease in the average balance of investment securities of $32.3 million, or 16.4% which was used to fund loan growth between the comparable quarters.

On a tax-equivalent basis, interest income decreased $230 thousand, or 1.5%, for the first quarter of 2019 when compared to the fourth quarter of 2018. The decrease was primarily due to income from investment securities which declined $341 thousand, or 25.5%, as a result of an increase in interest and fees on loans of $51 thousand despite two fewer earning days for the first quarter of 2019. This increase in interest and fees on loans was due to an increase of $12.4 million, or 1.0% in the average balance of loans. The average yield on loans and total earning assets both increased 7bps to 4.57% and 4.27%, respectively. Interest on interest-bearing deposits with other banks increased $60 thousand, or 58.3%.

Interest Expense

Interest expense increased $1.5 million, or 192.8%, when comparing the first quarter of 2019 to the first quarter of 2018. The increase in interest expense was due to an increase in the rates paid on interest-bearing deposits of 63bps, which equated to $1.4 million in additional interest expense. The addition of long-term borrowings resulted in additional interest expense of $106 thousand, partially offset by a decrease in the average balance of short-term borrowings of $23.6 million. The average balance of interest-bearing deposits increased $32.7 million, or 3.8%, primarily due to the addition of brokered deposits with an increase in the average balance of these deposits of $22.1 million. The average balance of interest-bearing demand deposits also increased $23.0 million, or 10.6%, while the average balance on time deposits declined $15.2 million, or 6.0%. The average balance of noninterest-bearing deposits increased $14.4 million, or 4.5% between the comparable quarters, indicating customer sentiment to have funds immediately available for alternative investment opportunities.

Interest expense increased $98 thousand, or 4.5%, when comparing the first quarter of 2019 to the fourth quarter of 2018. The increase in interest expense was due to an increase in the average balance of interest-bearing deposits of $26.4 million, or 3.1%, coupled with higher rates paid on these deposits of 16bps. This increase provided the opportunity for the Company to pay-down short-term borrowings resulting in a decrease in the average balance decrease of $39.5 million, or 54.5%. The average balance of noninterest-bearing deposits decreased $8.2 million, or 2.4% when compared to the fourth quarter of 2018. The increase in interest-bearing deposits was a positive transition from higher rates paid on short-term borrowings and a more sustainable approach for funding long-term loan growth.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2019 and 2018.

	For Three Months Ended			For Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,201,913	$13,533	4.57%	$1,106,213	$12,072	4.44%
Investment securities:
Taxable	165,009	998	2.45	197,285	1,021	2.07
Interest-bearing deposits	27,806	163	2.38	9,751	38	1.60
Total earning assets	1,394,728	14,694	4.27%	1,313,249	13,131	4.06%
Cash and due from banks	17,196			16,384
Other assets	58,756			76,336
Allowance for credit losses	(10,389)			(9,968)
Total assets	$1,460,291			$1,396,001

Interest-bearing liabilities
Demand deposits	$239,794	359	0.61%	$216,808	125	0.23%
Money market and savings deposits	383,738	806	0.85	380,890	117	0.13
Brokered Deposits	22,080	129	2.37	—	—	—
Certificates of deposit $100,000 or more	98,535	301	1.24	101,929	126	0.50
Other time deposits	140,523	352	1.02	152,321	180	0.48
Interest-bearing deposits	884,670	1,947	0.89	851,948	548	0.26
Short-term borrowings	32,984	213	2.62	56,586	226	1.62
Long-term debt	15,000	106	2.87	—	—	—
Total interest-bearing liabilities	932,654	2,266	0.99%	908,534	774	0.35%
Noninterest-bearing deposits	331,032			316,665
Other liabilities	11,633			5,732
Stockholders’ equity	184,972			165,070
Total liabilities and stockholders’ equity	$1,460,291			$1,396,001

Net interest spread		$12,428	3.28%		$12,357	3.71%
Net interest margin			3.61%			3.83%

Tax-equivalent adjustment
Loans		$34			$28
Investment securities		—			—
Total		$34			$28

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income from continuing operations for the first quarter of 2019 increased $48 thousand, or 2.2%, when compared to the first quarter of 2018. The increase from the first quarter of 2018 was mainly due to increases in service charges on deposit accounts of $29 thousand and other bank fees and service charges of $47 thousand, partially offset by a decrease in trust and investment fee income of $28 thousand. Noninterest income increased $76 thousand, or 3.6%, when compared to the fourth quarter of 2018 mainly due to increases in bank fees and service charges of $175 thousand, partially offset by a decrease in service charges on deposit accounts of $110 thousand.

Noninterest Expense

Total noninterest expense from continuing operations for the first quarter of 2019 decreased $109 thousand, or 1.2%, when compared to the first quarter of 2018. The decrease in noninterest expense for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to lower salaries and wages due to lower bonuses and stock incentive payouts, almost entirely offset by an increase in OREO expenses of $279 thousand and legal and professional fees of $153 thousand. The increase when compared to the fourth quarter of 2018 was primarily due to higher costs associated with employee benefits of $457 thousand, which included higher insurance premiums for group insurance and federal unemployment insurance which is usually paid in the first two quarters of the year.

Provision for Credit Losses

The provision for credit losses was $100 thousand for the first quarter of 2019, $489 thousand for the first quarter of 2018 and $460 thousand for the fourth quarter of 2018. The lower level of provision for credit losses when comparing the first quarter of 2019 to the first quarter of 2018 and the fourth quarter 2018 was driven primarily by lower net charge-offs and recoveries totaling $185 thousand for the first quarter of 2019. Net charge-offs were $25 thousand for the first quarter of 2019, $352 thousand for the first quarter of 2018 and $445 thousand for the fourth quarter of 2018. Although the Company recorded a specific reserve of $51 thousand for the period, this was offset by a decline in the loss experience during the historical look-back period utilized by the allowance methodology. Accruing past due loans increased during the first quarter of 2019 in the amount of $5.0 million which was primarily due to one relationship which returned to accruing after March 31, 2019. The ratio of annualized net charge-offs to average loans was 0.01% for the first quarter of 2019, 0.13% for the first quarter of 2018 and 0.15% for the fourth quarter of 2018.

Income Taxes

The Company reported income tax expense from continuing operations of $1.3 million for the first quarter of 2019, compared to $1.1 million for the first quarter of 2018 and $1.3 million for the fourth quarter of 2018. Income tax expense increased $245 thousand when compared to the first quarter of 2018 due to improved net earnings for the Company. Income tax expense remained flat when compared to the fourth quarter of 2018 due to a slight decrease in net income. The effective tax rate on continuing operations was 25.5% for the first quarter of 2019, 23.5% for the first quarter of 2018 and 25.4% for the fourth quarter of 2018.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.212 billion at March 31, 2019 and $1.195 billion at December 31, 2018, an increase of $16.4 million, or 1.4%. The increase was primarily due to organic growth of $14.5 million in construction and $5.8 million in commercial real estate, partially offset by a decline of $2.5 million in residential real estate and $1.4 million in commercial loans. Loans included deferred costs, net of deferred fees, of $850 thousand and discounts on acquired loans of $1.3 million at March 31, 2019, compared to $789 thousand and $1.4 million, respectively, at December 31, 2018. We do not engage in foreign or subprime lending activities.

See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $142.1 million, or 11.7% of total loans, at March 31, 2019 and $127.6 million, or 10.7% of total loans at December 31, 2018. Commercial real estate loans were $529.2 million, or 43.7% of total loans, at March 31, 2019, compared to $523.4 million, or 43.8% of total loans, at December 31, 2018.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2019, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 304.5% of total risk-based capital. At such time, construction, land and land development loans represented 91.7% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 103.6% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

Net charge-offs were $25 thousand for the first quarter of 2019, $352 thousand for the first quarter of 2018 and $445 thousand for the fourth quarter of 2018. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.86% at March 31, 2019, and 0.89% at March 31, 2018, and 0.87% at December 31, 2018. Management believes that the provision for credit losses and the resulting allowance was adequate to provide for probable losses inherent in our loan portfolio at March 31, 2019.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2019 and 2018.

	At or for Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Allowance balance - beginning of period	$10,343	$9,781

Charge-offs:
Construction	—	(379)
Residential real estate	(123)	(138)
Commercial real estate	—	—
Commercial	(81)	—
Consumer	(6)	(10)
Total	(210)	(527)
Recoveries:
Construction	3	9
Residential real estate	8	13
Commercial real estate	99	10
Commercial	75	143
Consumer	—	—
Totals	185	175
Net charge-offs	(25)	(352)
Provision for credit losses	100	489
Allowance balance - end of period	$10,418	$9,918

Average loans outstanding during the period	$1,201,913	$1,106,213
Net charge-offs (annualized) as a percentage of average loans outstanding during the
period	0.01%	0.13%
Allowance for credit losses at period end as a percentage of total period end loans	0.86%	0.89%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $1.6 million to $16.4 million at March 31, 2019 from $18.0 million at December 31, 2018, primarily due to a decrease in nonaccrual loans of $1.3 million, or 7.8%. Accruing TDRs decreased $835 thousand to $7.8 million at March 31, 2019 from $8.7 million at December 31, 2018. The decrease in nonaccrual loans was due to two residential relationships in which the collateral was sold by the borrower and the loans were subsequently paid off.  One of these relationships required a charge-off of $123 thousand. The decrease in accruing TDRs was due to normal payments and one payoff of $197 thousand. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 1.91% at March 31, 2019 from 2.12% at December 31, 2018.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonperforming assets
Nonaccrual loans
Construction	$2,765	$2,842
Residential real estate	2,984	4,099
Commercial real estate	9,296	9,374
Commercial	315	340
Consumer	—	—
Total nonaccrual loans	15,360	16,655
Loans 90 days or more past due and still accruing
Construction	—	—
Residential real estate	35	139
Commercial real estate	—	—
Commercial	12	—
Consumer	—	—
Total loans 90 days or more past due and still accruing	47	139
Other real estate owned	979	1,222
Total nonperforming assets	$16,386	$18,016

Accruing TDRs
Construction	$49	$51
Residential real estate	4,234	4,454
Commercial real estate	3,545	4,158
Commercial	—	—
Consumer	—	—
Total accruing TDRs	$7,828	$8,663

Total nonperforming assets and accruing TDRs	$24,214	$26,679

As a percent of total loans:
Nonaccrual loans	1.27%	1.39%
Accruing TDRs	0.65%	0.72%
Nonaccrual loans and accruing TDRs	1.91%	2.12%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.35%	1.51%
Nonperforming assets and accruing TDRs	2.00%	2.23%

As a percent of total assets:
Nonaccrual loans	1.03%	1.12%
Nonperforming assets	1.10%	1.21%
Accruing TDRs	0.53%	0.58%
Nonperforming assets and accruing TDRs	1.63%	1.80%

Investment Securities

The investment portfolio is comprised of debt securities that are classified either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2019 and December 31, 2018, 96.3% of the portfolio was classified as available for sale and 3.7% as held to maturity. With the exception of municipal securities, our general practice is to classify all newly-purchased debt securities as available for sale. See Note 4 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $163.3 million at March 31, 2019, a $4.9 million, or 2.9%, decrease since December 31, 2018. The decrease was due to the roll-off of investment securities being redeployed to fund loan growth during the first three months of 2019. At the end of March 2019 77.6% of the securities available for sale were mortgage-backed and 22.4% were U.S. Government agencies, compared to 78.2% and 21.8%, respectively, at year-end 2018. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2019 totaled $1.2 billion, an increase of $24.9 million, or 2.1% when compared to the level at December 31, 2018. The increase in total deposits primarily consisted of increases in noninterest-bearing deposits of $14.7 million, interest checking deposits of $7.1 million, and savings and money market accounts of $3.3 million.  The Company has continued its efforts in 2019 to focus on growing core deposits as an alternative to short-term borrowings for funding loan growth.

Short-Term Borrowings

Short-term borrowings decreased by $30.1 million, or 49.5% to $30.7 million at March 31, 2019 when compared to December 31, 2018. The decrease in short-term borrowings was the result of utilizing cash received from the sale of the Company’s former insurance subsidiary on December 31, 2018 as well as growth in core deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March 31, 2019 and December 31, 2018, short-term borrowings consisted of borrowings from the FHLB and repurchase agreements.

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had $15.0 million outstanding at March 31, 2019 and December 31, 2018. The $15.0 million in fixed rate long-term borrowings from FHLB carries an interest rate of 2.82% and will mature in April 2020.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $8.4 million for the first three months of 2019 compared to an increase of $10.2 million for the first three months of 2018. The increase in cash and cash equivalents in 2018 was mainly due to short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $210.8 million and $154.7 million at March 31, 2019 and December 31, 2018, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $3.9 million to $187.1 million at March 31, 2019 when compared to December 31, 2018 primarily due to current year’s earnings.

Basel III

Under final FRB and FDIC approved rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks minimum requirements increased for both the quantity and quality of capital held by the Company. The Basel III capital standards substantially revised the risk based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the definitions and the components of Tier 1 capital and Total Capital, the method of evaluating risk-weighted assets, institutions of a capital conservation buffer, and other matters affecting regulatory capital ratios. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of March 31, 2019, the Bank’s capital levels remained characterized as “well-capitalized” under the new rules

The following tables present the applicable capital ratios as of March 31, 2019 and December 31, 2018.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2019	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.03%	11.97%	11.97%	12.86%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2018	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.79%	11.84%	11.84%	12.73%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2018 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since December 31, 2018.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Shore Bancshares, Inc. files under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s principal executive officer (“PEO”) and its principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2019.

There was no change in our internal control over financial reporting during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the 2018 Annual Report. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2018 Annual Report.

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

SHORE BANCSHARES, INC.

Date: May 10, 2019	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)