Form 10-Q
period 2019-06-30
SHORE BANCSHARES INC
filed 2019-08-09
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,779,072 shares of common stock outstanding as of July 31, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Cash and due from banks	$18,541	$16,294
Interest-bearing deposits with other banks	20,739	50,931
Cash and cash equivalents	39,280	67,225
Investment securities:
Available-for-sale, at fair value	145,410	154,432
Held to maturity, at amortized cost - fair value of $5,887 (2019) and $6,000 (2018)	5,905	6,043
Equity securities, at fair value	1,325	1,269
Restricted securities	5,095	6,476

Loans	1,240,295	1,195,355
Less: allowance for credit losses	(10,305)	(10,343)
Loans, net	1,229,990	1,185,012

Premises and equipment, net	22,710	22,711
Goodwill	17,518	17,518
Other intangible assets, net	2,540	2,857
Other real estate owned, net	524	1,222
Right-of-use assets	3,663	—
Other assets	14,602	17,678
Assets of discontinued operations	—	633
TOTAL ASSETS	$1,488,562	$1,483,076

LIABILITIES
Deposits:
Noninterest-bearing	$346,916	$330,466
Interest-bearing	902,084	881,875
Total deposits	1,249,000	1,212,341

Short-term borrowings	25,508	60,812
Long-term borrowings	15,000	15,000
Lease liabilities	3,663	—
Other liabilities	4,084	8,415
Liabilities of discontinued operations	—	3,323
TOTAL LIABILITIES	1,297,255	1,299,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,779,072 (2019) and 12,749,497 (2018)	128	127
Additional paid in capital	65,376	65,434
Retained earnings	125,996	120,574
Accumulated other comprehensive loss	(193)	(2,950)
TOTAL STOCKHOLDERS' EQUITY	191,307	183,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,488,562	$1,483,076

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$13,749	$12,631	$27,248	$24,675
Interest and dividends on investment securities:
Taxable	887	982	1,885	2,003
Interest on deposits with other banks	113	61	276	99
Total interest income	14,749	13,674	29,409	26,777

INTEREST EXPENSE
Interest on deposits	2,204	580	4,151	1,128
Interest on short-term borrowings	145	461	358	687
Interest on long-term borrowings	107	—	213	—
Total interest expense	2,456	1,041	4,722	1,815

NET INTEREST INCOME	12,293	12,633	24,687	24,962
Provision for credit losses	200	418	300	907

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,093	12,215	24,387	24,055

NONINTEREST INCOME
Service charges on deposit accounts	1,028	947	1,962	1,852
Trust and investment fee income	385	414	757	814
Other noninterest income	1,196	935	2,078	1,770
Total noninterest income	2,609	2,296	4,797	4,436

NONINTEREST EXPENSE
Salaries and wages	3,792	4,101	7,558	8,327
Employee benefits	1,068	1,045	2,322	2,221
Occupancy expense	668	650	1,359	1,327
Furniture and equipment expense	295	247	558	502
Data processing	919	689	1,829	1,557
Directors' fees	116	152	202	266
Amortization of other intangible assets	155	228	317	327
FDIC insurance premium expense	181	214	386	419
Other real estate owned expenses, net	60	5	293	(41)
Legal and professional fees	559	487	1,160	935
Other noninterest expenses	1,172	1,035	2,344	2,465
Total noninterest expense	8,985	8,853	18,328	18,305

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,717	5,658	10,856	10,186
Income tax expense	1,489	1,466	2,800	2,532
Income from continuing operations	4,228	4,192	8,056	7,654

(Loss) income from discontinued operations before income taxes	(4)	269	(103)	1,048
Income tax (benefit) expense	—	70	(25)	253
(Loss) income from discontinued operations	(4)	199	(78)	795

NET INCOME	$4,224	$4,391	$7,978	$8,449
Earnings per common share - Basic
Income from continuing operations	$0.33	$0.33	$0.63	$0.60
(Loss) income from discontinued operations	—	0.01	(0.01)	0.06
Net income	$0.33	$0.34	$0.62	$0.66
Earnings per common share - Diluted
Income from continuing operations	$0.33	$0.33	$0.63	$0.60
(Loss) income from discontinued operations	—	0.01	(0.01)	0.06
Net income	$0.33	$0.34	$0.62	$0.66
Dividends paid per common share	0.10	0.08	$0.20	$0.15

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$4,224	$4,391	$7,978	$8,449

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	1,797	(550)	3,780	(3,416)
Tax effect	(492)	149	(1,033)	942
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	7	8	14	15
Tax effect	(1)	(2)	(4)	(5)

Total other comprehensive income (loss)	1,311	(395)	2,757	(2,464)
Comprehensive income	$5,535	$3,996	$10,735	$5,985

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six months Ended June 30, 2019 and 2018

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of
shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

Net Income	—	—	4,224	—	4,224

Other comprehensive income	—	—	—	1,311	1,311

Stock-based compensation	—	(32)	—	—	(32)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, June 30, 2019	$128	$65,376	$125,996	$(193)	$191,307

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Net Income	—	—	4,058	—	4,058

Other comprehensive (loss)	—	—	—	(2,069)	(2,069)

Stock-based compensation	—	143	—	—	143

Cash dividends declared	—	—	(891)	—	(891)

Balances, March 31, 2018	$127	$65,399	$102,829	$(3,378)	$164,977

Cumulative effect adjustment (ASU 2016-01)	—	—	(6)	6	—

Net Income	—	—	4,391	—	4,391

Other comprehensive (loss)	—	—	—	(395)	(395)

Stock-based compensation	—	163	—	—	163

Cash dividends declared	—	—	(1,021)	—	(1,021)

Balances, June 30, 2018	$127	$65,562	$106,193	$(3,767)	$168,115

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,978	$8,449
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(262)	(310)
Provision for credit losses	300	907
Depreciation and amortization	1,198	1,030
Net amortization of securities	262	339
Stock-based compensation expense	31	306
Deferred income tax expense	233	558
Losses (gains) on sales and valuation adjustments on other real estate owned	287	(55)
Fair value adjustment on equity securities	(41)	13
Net changes in:
Accrued interest receivable	(326)	473
Other assets	2,644	(4,532)
Accrued interest payable	(383)	202
Other liabilities	(7,485)	(52)
Net cash provided by operating activities	4,436	7,328

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	12,542	16,979
Proceeds from maturities and principal payments of investment securities held to maturity	150	91
Purchases of equity securities	(15)	(7)
Net change in loans	(45,130)	(63,740)
Purchases of premises and equipment	(545)	(798)
Proceeds from sales of other real estate owned	411	280
Net redemption of restricted securities	1,381	—
Net cash (used in) investing activities	(31,206)	(47,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	16,450	(1,688)
Interest-bearing deposits	20,323	(25,881)
Short-term borrowings	(35,304)	81,007
Common stock dividends paid	(2,556)	(1,912)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(88)	—
Net cash (used in) provided by financing activities	(1,175)	51,526
Net (decrease) increase in cash and cash equivalents	(27,945)	11,659
Cash and cash equivalents at beginning of period	67,225	31,820
Cash and cash equivalents at end of period	$39,280	$43,479

Supplemental cash flows information:
Interest paid	$5,219	$1,726
Income taxes paid	$9,669	$2,825
Lease liabilities arising from right-of-use assets	$3,877	$—
Unrealized gain (loss) on securities available for sale	$3,780	$(3,416)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$14	$15

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2019, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2019 and 2018, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2019 and 2018, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2018 were derived from the 2018 audited financial statements. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2018. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiary.

Recent Accounting Standards

ASU No. 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies.  The Company believes this ASU will have a significant impact on our consolidated financial statements and the method in which we calculate our credit losses, primarily on loans and held to maturity securities. At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general time line to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team is currently running a parallel simulation to its current incurred loss impairment model. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.

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

ASU No. 2019-04 – In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its (consolidated) financial statements.

ASU No. 2019-05 - In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its (consolidated) financial statements.

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

The specific assets acquired by Alera include, among other things, the insurance origination offices, insurance expirations, workforce and system procedures, trade names and goodwill. Alera has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received  a $25.2 million cash payment, upon the closing of the transaction.

The following table summarizes the calculation of the net gain on disposal of discontinued operations.

($ in thousands)	Year Ended December 31, 2018
Proceeds from the transaction	$29,276
Compensation expense related to the transaction	2,588
Broker fees	935
Other transaction costs	594
Net cash proceeds	25,159
Net assets sold	(12,423)
Net gain on disposal	$12,736

The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:

	June 30,	December 31,
($ in thousands)	2019	2018
ASSETS

Goodwill	$—	$8
Other assets	—	625
Assets of discontinued operations	$—	$633

LIABILITIES

Accrued expenses and other liabilities	$—	$3,323
Liabilities of discontinued operations	$—	$3,323

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
Noninterest income
Insurance agency commissions	$—	$2,151	$—	$4,845
All other income	1	93	15	188
Total noninterest income	1	2,244	15	5,033
Noninterest expense
Salaries and wages	(3)	1,282	28	2,529
Employee benefits	—	324	7	665
Occupancy expense	(4)	105	14	209
Furniture and equipment	—	28	1	60
Amortization of intangible assets	—	11	—	23
Legal and professional fees	7	18	71	34
Other noninterest expenses	5	207	(3)	465
Total noninterest expense	5	1,975	118	3,985
(Loss) income from discontinued operations before income taxes	(4)	269	(103)	1,048
Income tax (benefit) expense	—	70	(25)	253
(Loss) income from discontinued operations	$(4)	$199	$(78)	$795

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income from continuing operations	$4,228	$4,192	$8,056	$7,654
Net (loss) income from discontinued operations	(4)	199	(78)	795
Net Income	$4,224	$4,391	$7,978	$8,449
Weighted average shares outstanding - Basic	12,779	12,744	12,774	12,730
Dilutive effect of common stock equivalents-options	5	13	5	13
Weighted average shares outstanding - Diluted	12,784	12,757	12,779	12,743

Basic earnings per common share
Income from continuing operations	$0.33	$0.33	$0.63	$0.60
(Loss) income from discontinued operations	—	0.01	(0.01)	0.06
Net income	$0.33	$0.34	$0.62	$0.66

Diluted earnings per common share
Income from continuing operations	$0.33	$0.33	$0.63	$0.60
(Loss) income from discontinued operations	—	0.01	(0.01)	0.06
Net income	$0.33	$0.34	$0.62	$0.66

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2019
U.S. Government agencies	$34,125	$4	$110	$34,019
Mortgage-backed	111,520	361	490	111,391
Total	$145,645	$365	$600	$145,410

December 31, 2018
U.S. Government agencies	$34,285	$2	$651	$33,636
Mortgage-backed	124,162	115	3,481	120,796
Total	$158,447	$117	$4,132	$154,432

Held-to-maturity securities:
June 30, 2019
U.S. Government agencies	$1,504	$10	$—	$1,514
States and political subdivisions	1,401	5	—	1,406
Other Debt securities	3,000	—	33	2,967
Total	$5,905	$15	$33	$5,887

December 31, 2018
U.S. Government agencies	$1,642	$—	$25	$1,617
States and political subdivisions	1,401	14	—	1,415
Other Debt securities	3,000	—	32	2,968
Total	$6,043	$14	$57	$6,000

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $1.3 million at June 30, 2019 and December 31, 2018 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $41 for the six months ended June 30, 2019 and $(13) thousand for six months ended June 30, 2018, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Available-for-sale securities:
U.S. Government agencies	$—	$—	$30,018	$110	$30,018	$110
Mortgage-backed	—	—	59,065	490	59,065	490
Total	$—	$—	$89,083	$600	$89,083	$600

Held-to-maturity securities:
Other debt securities	2,967	33	—	—	2,967	33
Total	$2,967	$33	$—	$—	$2,967	$33

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available-for-sale securities:
U.S. Government agencies	$1,079	$10	$32,362	$641	$33,441	$651
Mortgage-backed	13,981	261	99,904	3,220	113,885	3,481
Total	$15,060	$271	$132,266	$3,861	$147,326	$4,132

Held-to-maturity securities:
U.S. Government agencies	—	—	1,617	25	1,617	25
Other debt securities	2,968	32	—	—	2,968	32
Total	$2,968	$32	$1,617	$25	$4,585	$57

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were forty-six available-for-sale securities and two held-to-maturity securities in an unrealized loss position at June 30, 2019.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2019.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,996	$5,978	$500	$503
Due after one year through five years	28,874	28,780	400	401
Due after five years through ten years	59,748	59,787	3,501	3,469
Due after ten years	51,027	50,865	1,504	1,514
Total	$145,645	$145,410	$5,905	$5,887

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Construction	$134,145	$127,572
Residential real estate	430,020	429,560
Commercial real estate	559,568	523,427
Commercial	108,615	107,522
Consumer	7,947	7,274
Total loans	1,240,295	1,195,355
Allowance for credit losses	(10,305)	(10,343)
Total loans, net	$1,229,990	$1,185,012

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $1.2 million and discounts on acquired loans of $1.3 million at June 30, 2019. Loans included deferred costs, net of deferred fees, of $789 thousand and discounts on acquired loans of $1.4 million at December 31, 2018. At June 30, 2019 and December 31, 2018, included in total loans were $86.9 million and $92.8 million in loans, respectively, acquired as part of the NWBI branch acquisition. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms when due. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Once the amount of impairment has been determined, the uncollectible portion is charged off. Loan payments received on nonaccrual impaired loans are generally applied to the outstanding principal balance. In certain circumstances, income may be recognized on a cash basis. Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based on historical loss ratios and are included in the formula portion of the allowance for credit losses. See additional discussion under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2019 and December 31, 2018.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
June 30, 2019
Loans individually evaluated for impairment	$1,494	$6,761	$13,794	$311	$—	$22,360
Loans collectively evaluated for impairment	132,651	423,259	545,774	108,304	7,947	1,217,935
Total loans	$134,145	$430,020	$559,568	$108,615	$7,947	$1,240,295

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$152	$230	$272	$7	$—	$661
Loans collectively evaluated for impairment	2,291	1,925	3,095	2,050	283	9,644
Total allowance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2018
Loans individually evaluated for impairment	$2,893	$8,553	$13,532	$340	$—	$25,318
Loans collectively evaluated for impairment	124,679	421,007	509,895	107,182	7,274	1,170,037
Total loans	$127,572	$429,560	$523,427	$107,522	$7,274	$1,195,355

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$320	$301	$104	$36	$—	$761
Loans collectively evaluated for impairment	2,342	2,052	2,973	1,913	302	9,582
Total allowance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2019 and December 31, 2018. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded		June 30, 2019
	Unpaid	investment	investment		Quarter-to-date	Average	Interest
	principal	with no	with an	Related	average recorded	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
June 30, 2019
Impaired nonaccrual loans:
Construction	$1,581	—	1,449	152	1,515	2,153	—
Residential real estate	3,035	2,549	—	—	2,730	3,034	—
Commercial real estate	10,949	8,956	1,327	247	9,613	9,466	—
Commercial	425	—	311	7	314	319	—
Consumer	—	—	—	—	—	—	—
Total	$15,990	$11,505	$3,087	$406	$14,172	$14,972	$—

Impaired accruing TDRs:
Construction	$45	$45	$—	$—	$47	$48	$8
Residential real estate	4,212	1,228	2,984	230	4,219	4,263	81
Commercial real estate	3,511	2,822	689	25	3,516	3,533	66
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,768	$4,095	$3,673	$255	$7,782	$7,844	$155

Total impaired loans:
Construction	$1,626	$45	$1,449	$152	$1,562	$2,201	$8
Residential real estate	7,247	3,777	2,984	230	6,949	7,297	81
Commercial real estate	14,460	11,778	2,016	272	13,129	12,999	66
Commercial	425	—	311	7	314	319	—
Consumer	—	—	—	—	—	—	—
Total	$23,758	$15,600	$6,760	$661	$21,954	$22,816	$155

		Recorded	Recorded		June 30, 2018
	Unpaid	investment	investment		Quarter-to-date	Average	Interest
	principal	with no	with an	Related	average recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2018
Impaired nonaccrual loans:
Construction	$3,219	$127	$2,715	$320	$2,982	$2,987	$—
Residential real estate	4,281	2,605	1,494	118	1,590	1,504	—
Commercial real estate	10,029	9,307	67	67	1,853	1,286	—
Commercial	445	—	340	36	332	344	—
Consumer	—	—	—	—	—	—	—
Total	$17,974	$12,039	$4,616	$541	$6,757	$6,121	$—

Impaired accruing TDRs:
Construction	$51	$51	$—	$—	$291	$1,634	$13
Residential real estate	4,454	1,440	3,014	183	4,839	4,565	46
Commercial real estate	4,158	1,286	2,872	37	4,541	4,596	41
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$8,663	$2,777	$5,886	$220	$9,671	$10,795	$100

Total impaired loans:
Construction	$3,270	$178	$2,715	$320	$3,273	$4,621	$13
Residential real estate	8,735	4,045	4,508	301	6,429	6,069	46
Commercial real estate	14,187	10,593	2,939	104	6,394	5,882	41
Commercial	445	—	340	36	332	344	—
Consumer	—	—	—	—	—	—	—
Total	$26,637	$14,816	$10,502	$761	$16,428	$16,916	$100

The following tables provide a roll-forward for TDRs as of June 30, 2019 and June 30, 2018.

	1/1/2019						6/30/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2019
Accruing TDRs
Construction	$51	$—	$(6)	$—	$—	$—	$45	$—
Residential real estate	4,454	—	(45)	—	—	(197)	4,212	230
Commercial real estate	4,158	—	(647)	—	—	—	3,511	25
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$—	$(698)	$—	$—	$(197)	$7,768	$255

Nonaccrual TDRs
Construction	$2,798	$—	$(1,346)	$(3)	$—	$—	$1,449	$152
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(9)	—	—	—	311	7
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(1,355)	$(3)	$—	$—	$1,760	$159

Total	$11,781	$—	$(2,053)	$(3)	$—	$(197)	$9,528	$414

	1/1/2018						6/30/2018
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2018
Accruing TDRs
Construction	$3,972	$—	$(6)	$(379)	$—	$(2,600)	$987	$—
Residential real estate	4,536	—	(42)	—	(154)	(237)	4,103	—
Commercial real estate	4,818	—	(69)	—	—	(219)	4,530	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$13,326	$—	$(117)	$(379)	$(154)	$(3,056)	$9,620	$—

Nonaccrual TDRs
Construction	$2,878	$—	$(40)	$—	$—	$—	$2,838	$392
Residential real estate	—	—	—	—	154	—	154	—
Commercial real estate	83	—	—	—	—	—	83	—
Commercial	337	—	(4)	—	—	—	333	29
Consumer	—	—	—	—	—	—	—	—
Total	$3,298	$—	$(44)	$—	$154	$—	$3,408	$421

Total	$16,624	$—	$(161)	$(379)	$—	$(3,056)	$13,028	$421

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the six months ended June 30, 2019 and June 30, 2018. There were no defaults during the three months ended June 30, 2019 and 2018. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For six months ended
June 30, 2019
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

For six months ended
June 30, 2018
Construction	1	$379	$—
Residential real estate	1	154	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	2	$533	$—

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At June 30, 2019, there were no nonaccrual loans classified as special mention or doubtful and $14.6 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2018, there were no nonaccrual loans classified as special mention or doubtful and $16.7 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of June 30, 2019 and December 31, 2018.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
June 30, 2019
Construction	$104,892	$25,633	$2,153	$1,467	$—	$134,145
Residential real estate	390,307	32,098	3,878	3,737	—	430,020
Commercial real estate	426,909	111,664	5,749	15,246	—	559,568
Commercial	88,611	19,335	324	345	—	108,615
Consumer	7,528	416	—	3	—	7,947
Total	$1,018,247	$189,146	$12,104	$20,798	$—	$1,240,295

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2018
Construction	$93,977	$30,735	$—	$2,860	$—	$127,572
Residential real estate	386,553	33,739	3,769	5,499	—	429,560
Commercial real estate	389,219	113,873	4,515	15,820	—	523,427
Commercial	90,777	15,727	642	376	—	107,522
Consumer	6,805	466	—	3	—	7,274
Total	$967,331	$194,540	$8,926	$24,558	$—	$1,195,355

The following tables provide information on the aging of the loan portfolio as of June 30, 2019 and December 31, 2018.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
June 30, 2019
Construction	$132,478	$—	$218	$—	$218	$1,449	$134,145
Residential real estate	423,119	3,088	1,112	152	4,352	2,549	430,020
Commercial real estate	545,125	1,657	2,225	278	4,160	10,283	559,568
Commercial	107,534	471	290	9	770	311	108,615
Consumer	7,925	1	21	—	22	—	7,947
Total	$1,216,181	$5,217	$3,866	$439	$9,522	$14,592	$1,240,295
Percent of total loans	98.1%	0.4%	0.3%	—%	0.7%	1.2%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2018
Construction	$124,535	$195	$—	$—	$195	$2,842	$127,572
Residential real estate	423,732	1,384	206	139	1,729	4,099	429,560
Commercial real estate	512,252	253	1,548	—	1,801	9,374	523,427
Commercial	107,089	83	10	—	93	340	107,522
Consumer	7,238	30	6	—	36	—	7,274
Total	$1,174,846	$1,945	$1,770	$139	$3,854	$16,655	$1,195,355
Percent of total loans	98.3%	0.2%	0.1%	—%	0.3%	1.4%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2019 and June 30, 2018. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2019
Allowance for credit losses:
Beginning Balance	$2,657	$2,433	$3,057	$2,009	$262	$10,418

Charge-offs	(3)	(300)	—	(81)	(23)	(407)
Recoveries	4	3	8	77	2	94
Net charge-offs	1	(297)	8	(4)	(21)	(313)

Provision	(215)	19	302	52	42	200
Ending Balance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2018
Allowance for credit losses:
Beginning Balance	$2,541	$2,359	$2,643	$2,027	$217	$9,787

Charge-offs	—	(41)	—	(126)	(14)	(181)
Recoveries	6	73	8	10	—	97
Net charge-offs	6	32	8	(116)	(14)	(84)

Provision	46	(241)	194	299	120	418
Ending Balance	$2,593	$2,150	$2,845	$2,210	$323	$10,121

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	(3)	(423)	—	(162)	(29)	(617)
Recoveries	7	11	107	152	2	279
Net charge-offs	4	(412)	107	(10)	(27)	(338)

Provision	(223)	214	183	118	8	300
Ending Balance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

Charge-offs	(379)	(179)	—	(126)	(24)	(708)
Recoveries	15	86	18	22	—	141
Net charge-offs	(364)	(93)	18	(104)	(24)	(567)

Provision	497	(41)	233	73	145	907
Ending Balance	$2,593	$2,150	$2,845	$2,210	$323	$10,121

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $961 thousand as of June 30, 2019 and $949 as of December 31, 2018, respectively. There were no residential real estate properties included in the balance of other real estate owned at June 30, 2019 and December 31, 2018.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of June 30, 2019 and December 31, 2018.

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

The Company’s long-term lease agreements are classified as operating leases.  Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2019
Lease liabilities	$3,663
Right-of-use assets	$3,663
Weighted average remaining lease term	11.55	years
Weighted average discount rate	3.49%

	For the three months ended	For the six months ended
Lease cost (in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$155	$294
Short-term lease cost	—	—
Total lease cost	$155	$294

Cash paid for amounts included in the measurement of lease liabilities	$144	$287

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2019
Six months ending December 31, 2019	$289
Twelve months ending December 31, 2020	480
Twelve months ending December 31, 2021	417
Twelve months ending December 31, 2022	404
Twelve months ending December 31, 2023	381
Twelve months ending December 31, 2024	371
Thereafter	2,156
Total undiscounted cash flows	$4,498
Discount	835
Lease liabilities	$3,663

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2019 and December 31, 2018.

June 30, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,414)	$2,540	6.5
Total other intangible assets	$3,954	$—	$(1,414)	$2,540

December 31, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,097)	$2,857	7.2
Total other intangible assets	$3,954	$—	$(1,097)	$2,857

The aggregate amortization expense included in continuing operations was $317 thousand for June 30, 2019 and $350 thousand for June 30, 2018.

At June 30, 2019, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2019	$288
2020	533
2021	461
2022	389
2023	317
2024	246
Thereafter	306
Total amortizing intangible assets	$2,540

Note 8 – Other Assets

The Company had the following other assets at June 30, 2019 and December 31, 2018 excluding discontinued operations.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Accrued interest receivable	3,671	3,345
Deferred income taxes	2,912	4,182
Prepaid expenses	1,186	1,067
Cash surrender value on life insurance	3,752	3,726
Income taxes receivable	781	—
Other assets	2,300	5,358
Total	$14,602	$17,678

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for credit losses	$2,815	$2,797
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	33	—
Write-downs of other real estate owned	45	273
Nonaccrual loan interest	345	260
Unrealized losses on available-for-sale securities	72	1,105
Unrealized losses on available-for-sale securities transferred to held to maturity	8	12
Other	464	524
Total deferred tax assets	3,863	5,052
Deferred tax liabilities:
Depreciation	200	238
Amortization on loans FMV adjustment	52	60
Acquisition accounting adjustments	381	247
Deferred capital gain on branch sale	197	200
Other	121	125
Total deferred tax liabilities	951	870
Net deferred tax assets	$2,912	$4,182

Note 9 – Other Liabilities

The Company had the following other liabilities at June 30, 2019 and December 31, 2018 excluding discontinued operations.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Accrued interest payable	$221	$604
Other accounts payable	1,616	3,213
Deferred compensation liability	962	1,040
Income taxes payable	—	3,454
Other liabilities	1,285	104
Total	$4,084	$8,415

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 636,465 shares remained available for grant at June 30, 2019.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2019 and 2018.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$(32)	$163	$31	$306
Excess tax benefits related to stock-based compensation	3	11	3	146

	As of
	June 30,
(Dollars in thousands)	2019		2018
Unrecognized stock-based compensation expense	$150		$677
Weighted average period unrecognized expense is expected to be recognized	0.1	years	1.0	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	—	$—
Granted	15,702	15.36
Vested	—	—
Cancelled	—	—
Nonvested at end of period	15,702	$15.36

The fair value of restricted stock awards that vested during the first six months of 2019 and 2018 was $0 and $133 thousand, respectively.

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

In the second quarter of 2019, the Long-Term Incentive Plan culminating December 31, 2020 was terminated by the Board’s Compensation Committee and all outstanding RSUs were forfeited as presented in the table below. To replace this compensation incentive plan, the Compensation Committee elected to institute individual Supplemental Executive Retirement Plans (“SERPs”) which will be executed in the beginning of 2020, with the exception of three SERPs which began on July 19, 2019 for Lloyd L. Beatty, Jr., President and Chief Executive Officer, Edward C. Allen, Executive Vice President and Chief Financial Officer and Donna J. Stevens, Executive Vice President and Chief Operating Officer. These individuals also forfeited their RSUs in the LTI culminating December 31, 2019. More information about these SERP agreements can be found in Footnote 15 – Subsequent Events.

During 2017, the Company entered into a long-term incentive plan agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2019. Assuming the performance metric is achieved, these awards will cliff vest on this date, in which the final number of common shares to be issued will be determined. The range of RSUs which could potentially be awarded at the end of the performance cycle is between 6,178 shares and 24,726 shares, assuming a certain performance metric is met. The table below presents management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle.

During 2016, the Company entered into a long-term incentive plan agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2018. Based on the results for the year ended December 31, 2018, 15,577 shares were vested.

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the six months ended June 30, 2019.

	Six Months Ended June 30, 2019
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	38,562	$14.69
Granted	—	—
Vested	(15,577)	11.68
Forfeited	(16,807)	16.78
Outstanding at end of period	6,178	$16.57

The fair value of restricted stock units that vested during the first six months of 2019 and 2018 was $237 thousand and $695 thousand.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	27,249	$9.68
Granted	—	—
Exercised	(15,578)	10.01
Expired/Cancelled	—	—
Outstanding at end of period	11,671	$9.25

Exercisable at end of period	11,671	$9.25

There were no stock options granted during the three and six months ended June 30, 2019 and June 30, 2018. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.

At the end of the second quarter of 2019, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $83 thousand based on the $16.34 market value per share of the Company’s common stock at June 30, 2019. Similarly, the aggregate intrinsic value of the options exercisable was $83 thousand at June 30, 2019. The intrinsic value on options exercised during the six months ended June 30, 2019 was $72 thousand based on the $14.66 market value per share of the Company’s common stock at January 15, 2019. The intrinsic value on options exercised in 2018 was $365 thousand based on the $17.92 market value per share of the Company’s common stock at January 31, 2018. At June 30, 2019, the weighted average remaining contract life of options outstanding and exercisable was 5.3 years.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	(loss)
Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	2,747	10	2,757
Balance, June 30, 2019	$(171)	$(22)	$(193)

Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Cumulative effect adjustment (ASU 2016-01)	6	—	6
Other comprehensive income	(2,474)	10	(2,464)
Balances, June 30, 2018	$(3,723)	$(44)	$(3,767)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. No assets were transferred from one hierarchy level to another during the first six months of 2019 or 2018.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Securities available for sale:
U.S. Government agencies	$34,019	$—	$34,019	$—
Mortgage-backed	111,391	—	111,391	—
	145,410	—	145,410	—

Equity	1,325	—	1,325	—
Total	$146,735	$—	$146,735	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$33,636	$—	$33,636	$—
Mortgage-backed	120,796	—	120,796	—
	154,432	—	154,432	—

Equity	1,269	—	1,269	—
Total	$155,701	$—	$155,701	$—

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
June 30, 2019
Nonrecurring measurements:

Impaired loans	$1,994	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$4,105	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$524	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2018
Nonrecurring measurements:

Impaired loans	$3,839	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$5,902	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$1,222	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for June 30, 2019 and December 31, 2018 were estimated using an exit price notion.

	June 30, 2019		December 31, 2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$39,280	$39,280	$67,225	$67,225

Level 2 inputs
Investment securities held to maturity	$5,905	$5,887	$6,043	$6,000
Restricted securities	5,095	5,095	6,476	6,476
Cash surrender value on life insurance	3,752	3,752	3,726	3,726

Level 3 inputs
Loans, net	$1,229,990	$1,222,190	$1,185,012	$1,150,418

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$346,916	$346,916	$330,466	$330,466
Checking plus interest	232,123	232,123	239,809	239,809
Money market	239,942	239,942	232,613	232,613
Savings	142,497	142,497	148,723	148,723
Club	1,142	1,142	387	387
Brokered Deposits	19,998	19,997	22,084	22,075
Certificates of deposit, $100,000 or more	117,855	117,968	97,905	96,435
Other time	148,527	148,125	140,354	136,292
Short-term borrowings	25,508	25,508	60,812	60,812
Long-term borrowings	15,000	15,021	15,000	15,012

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

The following table provides information on commitments outstanding at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$223,777	$210,463
Letters of credit	5,967	6,917
Total	$229,744	$217,380

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,028	$947	$1,962	$1,852
Trust and investment fee income	385	414	757	814
Other noninterest income	1,146	915	1,986	1,725
Noninterest Income (in-scope of Topic 606)	2,559	2,276	4,705	4,391
Noninterest Income (out-of-scope of Topic 606)	50	20	92	45
Total Noninterest Income	$2,609	$2,296	$4,797	$4,436

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

Note 15 – Subsequent Events

On July 19, 2019, the Company entered into individual SERPs for the following Named Executive Officers: Lloyd L. Beatty, Jr. President and Chief Executive Officer, Edward C. Allen, Executive Vice President and Chief Financial Officer and Donna J. Stevens, Executive Vice President and Chief Operating Officer.  Also, on this day the Bank purchased $14 million in BOLI which will be used to fund contributions to these SERPs in future years.  These SERPs were created to replace the 2019 and 2020 Long-term Incentive Plans in which these officers forfeited their rights to receive shares of the Company’s common stock.  More information and copies of these agreements were filed on July 25, 2019 in the form of a Current Report on 8-K and have been included as exhibits herein for reference.

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

OVERVIEW

The Company reported net income of $4.2 million for the second quarter of 2019, or diluted income per common share of $0.33, compared to net income of $4.4 million, or diluted income per common share of $0.34, for the second quarter of 2018. For the first quarter of 2019, the Company reported net income of $3.8 million, or diluted income per common share of $0.29. Net income from continuing operations for the second quarter of 2019 was $4.2 million or $0.33 per diluted common share, compared to net income from continuing operations of $4.2 million or $0.33 per diluted common share for the second quarter of 2018, and net income from continuing operations of $3.9 million or $0.30 per diluted common share for the first quarter of 2019. When comparing net income from continuing operations for the second quarter of 2019 to the second quarter of 2018, the primary reasons for slightly improved results were an increase in noninterest income and a reduction in provision for credit losses, almost entirely offset by increases in interest expense and noninterest expense. When comparing net income from continuing operations for the second quarter of 2019 to the first quarter of 2019, the improved results were primarily attributable to increases in interest income and noninterest income as well as a reduction in noninterest expense, partially offset by higher interest expense and higher provision for credit losses.

For the first six months of 2019, the Company reported net income of $8.0 million, or diluted income per common share of $0.62, compared to net income of $8.4 million, or diluted income per common share of $0.66, for the first six months of 2018. Net income from continuing operations for the first six months of 2019 was $8.1 million, or 0.63 per diluted common share, compared to net income from continuing operations of $7.7 million or $0.60 per diluted common share for the first six months of 2018. When comparing net income from continuing operations for the first six months of 2019 to the first six months of 2018, the improved results were due to higher noninterest income coupled with a reduction to the provision for credit losses, partially offset by an increase in interest expense and noninterest expense.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.3 million for the second quarter of 2019 and $12.6 million for the second quarter of 2018. Tax-equivalent net interest income was $12.4 million for the first quarter of 2019. The decrease in net interest income for the second quarter of 2019 when compared to the second quarter of 2018 and first quarter of 2019 was primarily due to an increase in interest expense, primarily interest on deposits of $1.6 million, or 280.0%, and $257 thousand, or 13.2%, respectively. These increases in interest expense for the second quarter of 2019 were partially offset by higher interest income and fees on loans when compared to the second quarter of 2018 and the first quarter of 2019 of $1.1 million, or 8.9%, and $257 thousand, or 1.9%, respectively. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the second quarter of 2019 was 3.54%, which is a decrease of 25 basis points (bps) when compared to 3.79% for the second quarter of 2018 and a decrease of 7bps when compared to the first quarter of 2019 of 3.61%.

Interest Income

On a tax-equivalent basis, interest income increased $1.1 million, or 7.9%, for the second quarter of 2019 when compared to the second quarter of 2018. The increase was due to a $1.1 million, or 8.9%, increase in interest income and fees on loans, primarily the result of the increase in the average balance of loans of $79.9 million, or 7.0%. The average yield on loans increased 8bps from the comparable quarter in 2018. Interest on interest-bearing deposits with other banks increased $52 thousand, or 85.2% due to increased average yield on these deposits of 65bps. Interest on investment securities decreased $95 thousand, or 9.7%, due to a decrease in the average balance of investment securities of $26.6 million, or 14.3% which was used to fund loan growth between the comparable quarters.

On a tax-equivalent basis, interest income increased $96 thousand, or 0.7%, for the second quarter of 2019 when compared to the first quarter of 2019. The increase was primarily due to an increase in interest income and fees on loans of $257 thousand, primarily the result of an increase in the average balance on loans of $19.3 million. Partially offsetting the increase in interest income and fees on loans, was reduced income on taxable investment securities and interest-bearing deposits with other banks of $111 thousand and $50 thousand, respectively. Both interest-bearing deposits with other banks and taxable investment securities were impacted by lower average balances of $9.5 million and $5.1 million, with the addition of a decrease in the yield for taxable investment securities of 23bps.

Interest Expense

Interest expense increased $1.4 million, or 135.9%, when comparing the second quarter of 2019 to the second quarter of 2018. The increase in interest expense was due to an increase in the rates paid on interest-bearing deposits of 72bps, which equated to $1.6 million in additional interest expense. The addition of long-term borrowings resulted in additional interest expense of $107 thousand, partially offset by a decrease in the average balance of short-term borrowings of $70.4 million, or 76.6%. The average balance of interest-bearing deposits increased $54.7 million, or 6.5% which was a positive transition from higher rates paid on short-term borrowings and a more sustainable approach for funding long-term loan growth. The average balance of noninterest-bearing deposits increased $17.4 million, or 5.4% between the comparable quarters.

Interest expense increased $190 thousand, or 8.4%, when comparing the second quarter of 2019 to the first quarter of 2019. The increase in interest expense was due to an increase in the average balance of interest-bearing deposits of $9.7 million, or 1.1%, coupled with higher rates paid on these deposits of 10bps. This increase provided the opportunity for the Company to pay-down short-term borrowings resulting in a decrease in the average balance of $11.4 million, or 34.6%. The average balance of noninterest-bearing deposits increased $8.6 million, or 2.6% when compared to the first quarter of 2019.

The following tables presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2019 and 2018.

	For Three Months Ended			For Three Months Ended
	June 30, 2019			June 30, 2018
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,221,215	$13,790	4.53%	$1,141,296	$12,659	4.45%
Investment securities:
Taxable	159,878	887	2.22	186,453	982	2.11
Interest-bearing deposits	18,325	113	2.47	13,301	61	1.82
Total earning assets	1,399,418	14,790	4.24%	1,341,050	13,702	4.10%
Cash and due from banks	17,225			16,905
Other assets	61,906			78,185
Allowance for credit losses	(10,456)			(10,193)
Total assets	$1,468,093			$1,425,947

Interest-bearing liabilities
Demand deposits	$234,775	382	0.65%	$204,068	108	0.21%
Money market and savings deposits	385,272	803	0.84	381,047	127	0.13
Brokered Deposits	20,866	131	2.52	10,684	52	1.96
Certificates of deposit $100,000 or more	107,549	413	1.54	96,873	129	0.54
Other time deposits	145,900	475	1.31	146,946	164	0.45
Interest-bearing deposits	894,362	2,204	0.99	839,618	580	0.27
Short-term borrowings	21,557	145	2.70	91,980	461	2.01
Long-term debt	15,000	107	2.86	—	—	—
Total interest-bearing liabilities	930,919	2,456	1.06%	931,598	1,041	0.44%
Noninterest-bearing deposits	339,589			322,172
Other liabilities	8,484			5,697
Stockholders’ equity	189,101			166,480
Total liabilities and stockholders’ equity	$1,468,093			$1,425,947

Net interest spread		$12,334	3.18%		$12,661	3.66%
Net interest margin			3.54%			3.79%

Tax-equivalent adjustment
Loans		$41			$28
Total		$41			$28

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income decreased $256 thousand, or 1.0%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in net interest income was primarily due to an increase in interest expense on interest-bearing deposits of $3.0 million, or 268.0%, partially offset by an increase in interest income from earning assets of $2.7 million, or 9.9%. This resulted in a net interest margin of 3.57% for the six months ended June 30, 2019 compared to 3.80% for the six months ended June 30, 2018.

Interest Income

On a tax-equivalent basis, interest income increased $2.7 million, or 9.9%, for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. The increase was primarily due to a $2.6 million, or 10.5%, increase in interest income and fees on loans. The average balance on loans increased $87.8 million, or 7.8%, while the yield on these loans expanded 11bps. In addition, interest income from interest-bearing deposits with other banks increased $177 thousand, or 178.8%, primarily due to a 70bps increase in yield on these deposits. This was partially offset by a decrease in interest income on investment securities of $118 thousand, or 5.9%, primarily due to a decrease in the average balance in these investments of $29.4 million, or 15.3%, which was used to fund loan growth between the comparable periods.

Interest Expense

Interest expense increased $2.9 million, or 160.2%, when comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The increase in interest expense was due to the increase in the average balance of interest-bearing deposits of $43.8 million, or 5.2%, and the average rate paid on these deposits of 67bps. This added $3.0 million in additional interest expense when comparing the first six months of 2019 to the first six months of 2018.  The addition of long-term borrowings of $15.0 million was offset by a decrease in the average balance of short-term borrowings of $47.1 million which decreased the dependence on outside funding sources which carry a higher rate than core deposits.

The following tables presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2019 and 2018.

	For Six Months Ended			For Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,211,618	$27,323	4.55%	$1,123,852	$24,731	4.44%
Investment securities:
Taxable	162,429	1,885	2.34	191,839	2,003	2.09
Interest-bearing deposits	23,039	276	2.42	11,536	99	1.72
Total earning assets	1,397,086	29,484	4.26%	1,327,227	26,833	4.08%
Cash and due from banks	17,211			16,646
Other assets	60,340			77,266
Allowance for credit losses	(10,423)			(10,081)
Total assets	$1,464,214			$1,411,058

Interest-bearing liabilities
Demand deposits	$237,271	741	0.63%	$210,403	233	0.22%
Money market and savings deposits	384,508	1,610	0.84	380,969	244	0.13
Brokered Deposits	21,470	260	2.44	5,372	52	1.96
Certificates of deposit $100,000 or more	103,067	714	1.40	99,387	255	0.52
Other time deposits	143,226	826	1.16	149,619	344	0.46
Interest-bearing deposits	889,542	4,151	0.94	845,750	1,128	0.27
Short-term borrowings	27,239	358	2.65	74,381	687	1.86
Long-term debt	15,000	213	2.86	—	—	—
Total interest-bearing liabilities	931,781	4,722	1.02%	920,131	1,815	0.40%
Noninterest-bearing deposits	335,334			319,434
Other liabilities	10,051			5,715
Stockholders’ equity	187,048			165,778
Total liabilities and stockholders’ equity	$1,464,214			$1,411,058

Net interest spread		$24,762	3.24%		$25,018	3.68%
Net interest margin			3.57%			3.80%

Tax-equivalent adjustment
Loans		$75			$56
Total		$75			$56

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income from continuing operations for the second quarter of 2019 increased $313 thousand, or 13.6%, when compared to the second quarter of 2018. The increase from the second quarter of 2018 was mainly due to increases in other fees on bank services of $259 thousand, service charges on deposit accounts of $81 thousand, other loan fee income of $26 thousand and a change in the fair value of equity securities of  $51 thousand, partially offset by a decrease in trust and investment fee income of $29 thousand. Noninterest income from continuing operations increased $421 thousand, or 19.2%, when compared to the first quarter of 2019 mainly due to other fees and bank services of $288 thousand, service charges on deposit accounts of $94 thousand, other loan fee income of $29 thousand and trust and investment fee income of $13 thousand. The increase in fee income in the second quarter of 2019 when compared to the second quarter of 2018 and the first quarter of 2019 was primarily due to certain one-time fees received in the second quarter of 2019 as a one-time occurrence.

Total noninterest income from continuing operations for the six months ended June 30, 2019 increased $361 thousand, or 8.1%, when compared to the same period in 2018. The increase in noninterest income primarily consists of increases in other fees on bank services of $311 thousand, service charges on deposit  accounts of $110 thousand, other loan fee income of $40 thousand, and a change in the fair value of equity securities of $54 thousand, partially offset by a decrease in trust and investment income of $57 thousand.

Noninterest Expense

Total noninterest expense from continuing operations for the second quarter of 2019 increased $132 thousand, or 1.5%, when compared to the second quarter of 2018. The increase in noninterest expense for the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher expense related to data processing of $230 thousand, other real estate owned expense, net of $55 thousand, furniture and equipment expense of $48 thousand and legal and professional fees of $72 thousand, partially offset by a decrease in salaries and wages of $309 thousand. The higher data processing fees were the result of a new contract with our core service provider which occurred in the third quarter of 2018. The decrease in salaries and wages was due to the termination of the 2020 Long-term Incentive Plan and the absence of the former president of the Bank’s salary for an entire quarter. The decrease in total noninterest expenses from continuing operations when compared to the first quarter of 2019 was primarily due to lower employee benefit costs of $186 thousand and lower other real estate owned expense, net of $173 thousand.

Total noninterest expense from continuing operations for the six months ended June 30, 2019 increased $23 thousand, or 0.01%, when compared to the same period in 2018. Despite the minimal increase in total noninterest expenses from continuing operations, several expense line items experienced significant variances. The significant increases in noninterest expenses were the following: Other real estate owned expenses, net of $334 thousand, data processing fees of $272 thousand, legal and professional fees of $225 thousand, and employee benefits of $101 thousand. The significant decreases in noninterest expense were the following: Salaries and wages of $769 thousand, other noninterest expenses of $121 thousand and $64 thousand in directors’ fees.

Provision for Credit Losses

The provision for credit losses was $200 thousand for the second quarter of 2019, $418 thousand for the second quarter of 2018 and $100 thousand for the first quarter of 2019. The lower level of provision for credit losses when comparing the second quarter of 2019 to the second quarter of 2018 was due to lower loan growth in the second quarter of 2019. The higher level of provision for credit losses when comparing the second quarter of 2019 to the first quarter of 2019 was due to the absence of recoveries experienced in the first quarter of 2019 of $185 thousand. Net charge-offs were $313 thousand for the second quarter of 2019, $84 thousand for the second quarter of 2018 and $25 thousand for the first quarter of 2019. The increase in net charge-offs in the second quarter of 2019 when compared to the second quarter of 2018 and the first quarter of 2019, was primarily due to the sale of real estate securing specific loans at a foreclosure auction, which resulted in additional charge-offs during the second quarter of 2019. Total nonperforming assets at June 30, 2019 increased $5.4 million when compared to June 30, 2018, which was due to a nonaccrual loan added late in the fourth quarter of 2018, in which the Company does not anticipate any further losses. Total nonperforming assets when compared to the first quarter of 2019 decreased $891 thousand, the result of decreases in nonaccrual loans of $768 thousand and other real estate owned of $455 thousand, partially offset by an increase in loans 90 days past due and still accruing of $392 thousand. The ratio of annualized net charge-offs to average loans was 0.10% for the second quarter of 2019, 0.03% for the second quarter of 2018 and 0.01% for the first quarter of 2019.

The provision for credit losses for the six months ended June 30, 2019 and 2018 was $300 thousand and $907 thousand, respectively, while net charge-offs were $338 thousand and $567 thousand, respectively. The decrease in provision for credit losses was the result of improved overall credit quality exclusive of one large nonaccrual loan with an outstanding loan balance of $7.5 million added late in the fourth quarter of 2018. Additionally, the decrease in provision for credit losses for the first six months of 2019 when compared to the first six months of 2018 was impacted by lower loan growth and lower net charge-offs in 2019. The ratio of annualized net charge-offs to average loans was 0.06% for the first six months of June 30, 2019 and 0.10% for the same period in 2018.

Income Taxes

The Company reported income tax expense from continuing operations of $1.5 million for the second quarter of 2019 and 2018 and $1.3 million for the first quarter of 2019. Income tax expense remained flat when compared to the second quarter of 2018 due to a minimal change in pre-tax earnings. Income tax expense increased $178 thousand when compared to the first quarter of 2019 due to improved pre-tax earnings for the Company. The effective tax rate on continuing operations was 26.0% for the second quarter of 2019, 25.9% for the second quarter of 2018 and 25.5% for the first quarter of 2019. Income taxes from continuing operations for the six months ended June 30, 2019 increased $268 thousand or 10.6%, due to an increase in net income.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.240 billion at June 30, 2019 and $1.195 billion at December 31, 2018, an increase of $44.9 million, or 3.8%. The increase was primarily due to organic growth of $36.1 million in commercial real estate loans, $6.6 million in construction loans and $1.1 million in commercial loans. Loans included deferred costs, net of deferred fees, of $1.2 million and discounts on acquired loans of $1.3 million at June 30, 2019, compared to $789 thousand and $1.4 million, respectively, at December 31, 2018. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $134.1 million, or 10.8% of total loans, at June 30, 2019 and $127.6 million, or 10.7% of total loans at December 31, 2018. Commercial real estate loans were $559.6 million, or 45.1% of total loans, at June 30, 2019, compared to $523.4 million, or 43.8% of total loans, at December 31, 2018.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2019, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 299.9% of total risk-based capital. At such time, construction, land and land development loans represented 84.2% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 99.4% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

Net charge-offs were $313 thousand for the second quarter of 2019, $84 thousand for the second quarter of 2018 and $25 thousand for the first quarter of 2019. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.83% at June 30, 2019, and 0.87% at June 30, 2018 and December 31, 2018. Management believes that the provision for credit losses and the resulting allowance was adequate to provide for probable losses inherent in our loan portfolio at June 30, 2019.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2019 and 2018.

	At or for Three Months Ended		At or for Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance balance - beginning of period	$10,418	$9,787	$10,343	$9,781

Charge-offs:
Construction	(3)	—	(3)	(379)
Residential real estate	(300)	(41)	(423)	(179)
Commercial real estate	—	—	—	—
Commercial	(81)	(126)	(162)	(126)
Consumer	(23)	(14)	(29)	(24)
Total	(407)	(181)	(617)	(708)
Recoveries:
Construction	4	6	7	15
Residential real estate	3	73	11	86
Commercial real estate	8	8	107	18
Commercial	77	10	152	22
Consumer	2	—	2	—
Totals	94	97	279	141
Net charge-offs	(313)	(84)	(338)	(567)
Provision for credit losses	200	418	300	907
Allowance balance - end of period	$10,305	$10,121	$10,305	$10,121

Average loans outstanding during the period	$1,221,215	$1,141,296	$1,211,618	$1,123,852
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.10%	0.03%	0.06%	0.10%
Allowance for credit losses at period end as a percentage of total period end loans	0.83%	0.87%	0.83%	0.87%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $2.5 million to $15.6 million at June 30, 2019 from $18.0 million at December 31, 2018, primarily due to a decrease in nonaccrual loans of $2.1 million, or 12.4%. Accruing TDRs decreased $895 thousand to $7.8 million at June 30, 2019 from $8.7 million at December 31, 2018. Additionally, other real estate owned decreased $698 thousand, or 57.1% when compared to December 31, 2018. The decrease in nonaccrual loans was due to two residential relationships in which the collateral was sold by the borrower and the loans were subsequently paid off.  One of these relationships required a charge-off of $123 thousand. The decrease in accruing TDRs was due to normal payments and one payoff of $197 thousand. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 1.80% at June 30, 2019 from 2.12% at December 31, 2018.

The Company continues to focus on the resolution of its nonperforming and problem assets. The efforts to accomplish this goal include frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon; obtaining updated appraisals; provisioning for credit losses; charging-off loans; transferring loans to other real estate owned; aggressively marketing other real estate owned. The reduction of nonperforming and problem assets is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonperforming assets
Nonaccrual loans
Construction	$1,449	$2,842
Residential real estate	2,549	4,099
Commercial real estate	10,283	9,374
Commercial	311	340
Consumer	—	—
Total nonaccrual loans	14,592	16,655
Loans 90 days or more past due and still accruing
Construction	—	—
Residential real estate	152	139
Commercial real estate	278	—
Commercial	9	—
Consumer	—	—
Total loans 90 days or more past due and still accruing	439	139
Other real estate owned	524	1,222
Total nonperforming assets	$15,555	$18,016

Accruing TDRs
Construction	$45	$51
Residential real estate	4,212	4,454
Commercial real estate	3,511	4,158
Commercial	—	—
Consumer	—	—
Total accruing TDRs	$7,768	$8,663

Total nonperforming assets and accruing TDRs	$23,323	$26,679

As a percent of total loans:
Nonaccrual loans	1.18%	1.39%
Accruing TDRs	0.63%	0.72%
Nonaccrual loans and accruing TDRs	1.80%	2.12%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.25%	1.51%
Nonperforming assets and accruing TDRs	1.88%	2.23%

As a percent of total assets:
Nonaccrual loans	0.98%	1.12%
Nonperforming assets	1.04%	1.21%
Accruing TDRs	0.52%	0.58%
Nonperforming assets and accruing TDRs	1.56%	1.80%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2019, 96.1% of the portfolio was classified as available for sale and 3.9% as held to maturity, compared to 96.3% and 3.7% at December 31, 2018. With the exception of municipal securities, our general practice is to classify all newly-purchased debt securities as available for sale. See Note 4 - Investment Securities, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $157.7 million at June  30, 2019, a $10.5 million, or 6.2%, decrease since December 31, 2018. The decrease was due to the roll-off of investment securities, the proceeds of which were redeployed to fund loan growth during the first six months of 2019. At June 30, 2019, 76.6% of the securities available for sale were mortgage-backed and 23.4% were U.S. Government agencies, compared to 78.2% and 21.8%, respectively, at year-end 2018. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2019 totaled $1.2 billion, an increase of $36.7 million, or 3.0% when compared to the level at December 31, 2018. The increase in total deposits primarily consisted of increases in time deposits greater than $100 thousand of $20.0 million, noninterest-bearing deposits of $16.5 million, other time deposits of $8.9 million and savings and money market accounts of $1.1 million, partially offset by decreases in interest bearing checking deposits of $7.7 million and brokered deposits of $2.1 million.  The Company has continued its efforts in 2019 to focus on growing core deposits as an alternative to short-term borrowings for funding loan growth.

Short-Term Borrowings

Short-term borrowings decreased by $35.3 million, or 58.1%, to $25.5 million at June 30, 2019 when compared to December 31, 2018. The decrease in short-term borrowings was the result of utilizing cash received from the sale of the Company’s former insurance subsidiary on December 31, 2018 as well as growth in core deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2019 and December 31, 2018, short-term borrowings consisted of borrowings from the FHLB and repurchase agreements.

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had $15.0 million outstanding at June 30, 2019 and December 31, 2018. The $15.0 million in fixed rate long-term borrowings from the FHLB carries an interest rate of 2.82% and will mature in April 2020.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $27.9 million for the first six months of 2019 compared to an increase of $11.7 million for the first six months of 2018. The increase in cash and cash equivalents in 2018 was mainly due to short-term borrowings.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $212.9 million and $154.7 million at June 30, 2019 and December 31, 2018, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $8.1 million to $191.3 million at June 30, 2019 when compared to December 31, 2018 primarily due to current year’s earnings.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of June 30, 2019, the Bank’s capital levels remained characterized as “well-capitalized” under the new rules

The following tables present the applicable capital ratios as of June 30, 2019 and December 31, 2018.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2019	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.29%	12.11%	12.11%	12.98%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2018	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.79%	11.84%	11.84%	12.73%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2019.

There was no change in our internal control over financial reporting during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).

10.2	Supplemental Executive Retirement Plan for Edward C. Allen (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 25, 2019).

10.3	Supplemental Executive Retirement Plan for Donna J. Stevens (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Interactive Data File

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: August 9, 2019	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)