Form 10-Q
period 2019-09-30
SHORE BANCSHARES INC
filed 2019-11-08
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,687,972 shares of common stock outstanding as of October 31, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Cash and due from banks	$22,777	$16,294
Interest-bearing deposits with other banks	80,596	50,931
Cash and cash equivalents	103,373	67,225
Investment securities:
Available-for-sale, at fair value	138,911	154,432
Held to maturity, at amortized cost - fair value of $9,715 (2019) and $6,000 (2018)	9,780	6,043
Equity securities, at fair value	1,339	1,269
Restricted securities	4,655	6,476

Loans	1,235,035	1,195,355
Less: allowance for credit losses	(10,438)	(10,343)
Loans, net	1,224,597	1,185,012

Premises and equipment, net	23,871	22,711
Goodwill	17,518	17,518
Other intangible assets, net	2,396	2,857
Other real estate owned, net	74	1,222
Right-of-use assets	4,908	—
Other assets	30,257	17,678
Assets of discontinued operations	—	633
TOTAL ASSETS	$1,561,679	$1,483,076

LIABILITIES
Deposits:
Noninterest-bearing	$362,557	$330,466
Interest-bearing	962,934	881,875
Total deposits	1,325,491	1,212,341

Short-term borrowings	17,263	60,812
Long-term borrowings	15,000	15,000
Lease liabilities	4,923	—
Other liabilities	5,039	8,415
Liabilities of discontinued operations	—	3,323
TOTAL LIABILITIES	1,367,716	1,299,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,742,372 (2019) and 12,749,497 (2018)	127	127
Additional paid in capital	64,879	65,434
Retained earnings	128,924	120,574
Accumulated other comprehensive income (loss)	33	(2,950)
TOTAL STOCKHOLDERS' EQUITY	193,963	183,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,561,679	$1,483,076

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$14,100	$13,205	$41,348	$37,880
Interest and dividends on investment securities:
Taxable	870	947	2,755	2,950
Interest on deposits with other banks	223	84	499	183
Total interest income	15,193	14,236	44,602	41,013

INTEREST EXPENSE
Interest on deposits	2,288	826	6,439	1,954
Interest on short-term borrowings	117	463	475	1,150
Interest on long-term borrowings	108	—	321	—
Total interest expense	2,513	1,289	7,235	3,104

NET INTEREST INCOME	12,680	12,947	37,367	37,909
Provision for credit losses	200	307	500	1,214

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,480	12,640	36,867	36,695

NONINTEREST INCOME
Service charges on deposit accounts	990	982	2,952	2,834
Trust and investment fee income	383	383	1,140	1,197
Other noninterest income	1,156	1,100	3,234	2,870
Total noninterest income	2,529	2,465	7,326	6,901

NONINTEREST EXPENSE
Salaries and wages	3,853	4,209	11,411	12,536
Employee benefits	1,299	983	3,621	3,204
Occupancy expense	697	646	2,056	1,973
Furniture and equipment expense	263	212	821	714
Data processing	972	930	2,801	2,487
Directors' fees	140	145	342	411
Amortization of other intangible assets	144	270	461	597
FDIC insurance premium expense	—	193	386	612
Other real estate owned expenses, net	133	166	426	125
Legal and professional fees	495	443	1,655	1,378
Other noninterest expenses	1,388	1,113	3,732	3,578
Total noninterest expense	9,384	9,310	27,712	27,615

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,625	5,795	16,481	15,981
Income tax expense	1,411	1,539	4,211	4,071
Income from continuing operations	4,214	4,256	12,270	11,910

(Loss) income from discontinued operations before income taxes	(10)	269	(113)	1,317
Income tax (benefit) expense	(2)	71	(27)	324
(Loss) income from discontinued operations	(8)	198	(86)	993

NET INCOME	$4,206	$4,454	$12,184	$12,903
Earnings per common share - Basic
Income from continuing operations	$0.33	$0.33	$0.96	$0.93
(Loss) income from discontinued operations	—	0.02	(0.01)	0.08
Net income	$0.33	$0.35	$0.95	$1.01
Earnings per common share - Diluted
Income from continuing operations	$0.33	$0.33	$0.96	$0.93
(Loss) income from discontinued operations	—	0.02	(0.01)	0.08
Net income	$0.33	$0.35	$0.95	$1.01
Dividends paid per common share	0.10	0.08	$0.30	$0.23

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$4,206	$4,454	$12,184	$12,903

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	303	(420)	4,083	(3,836)
Tax effect	(83)	116	(1,116)	1,058
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	8	7	22	22
Tax effect	(2)	(2)	(6)	(7)

Total other comprehensive income (loss)	226	(299)	2,983	(2,763)
Comprehensive income	$4,432	$4,155	$15,167	$10,140

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Nine months Ended September 30, 2019 and 2018

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of
shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

Net Income	—	—	4,224	—	4,224

Other comprehensive income	—	—	—	1,311	1,311

Stock-based compensation	—	(32)	—	—	(32)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, June 30, 2019	$128	$65,376	$125,996	$(193)	$191,307

Net Income	—	—	4,206	—	4,206

Other comprehensive income	—	—	—	226	226

Retirement of common stock	(1)	(558)	—	—	(559)

Stock-based compensation	—	61	—	—	61

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, September 30, 2019	$127	$64,879	$128,924	$33	$193,963

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Net Income	—	—	4,058	—	4,058

Other comprehensive (loss)	—	—	—	(2,069)	(2,069)

Stock-based compensation	—	143	—	—	143

Cash dividends declared	—	—	(891)	—	(891)

Balances, March 31, 2018	$127	$65,399	$102,829	$(3,378)	$164,977

Cumulative effect adjustment (ASU 2016-01)	—	—	(6)	6	—

Net Income	—	—	4,391	—	4,391

Other comprehensive (loss)	—	—	—	(395)	(395)

Stock-based compensation	—	163	—	—	163

Cash dividends declared	—	—	(1,021)	—	(1,021)

Balances, June 30, 2018	$127	$65,562	$106,193	$(3,767)	$168,115

Net Income	—	—	4,454	—	4,454

Other comprehensive (loss)	—	—	—	(299)	(299)

Stock-based compensation	—	168	—	—	168

Cash dividends declared	—	—	(1,019)	—	(1,019)

Balances, September 30, 2018	$127	$65,730	$109,628	$(4,066)	$171,419

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,184	$12,903
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(414)	(517)
Provision for credit losses	500	1,214
Depreciation and amortization	1,779	1,664
Net amortization of securities	396	498
Stock-based compensation expense	92	474
Deferred income tax expense	266	566
Losses on sales and valuation adjustments on other real estate owned	417	73
Fair value adjustment on equity securities	(47)	20
Net changes in:
Accrued interest receivable	(162)	(99)
Other assets	1,267	(5,401)
Accrued interest payable	(154)	331
Other liabilities	(6,865)	305
Net cash provided by operating activities	9,259	12,031

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities and principal payments of investment securities available for sale	19,211	24,292
Proceeds from maturities and principal payments of investment securities held to maturity	281	228
Purchases of securities held to maturity	(4,000)	—
Purchases of equity securities	(23)	(11)
Net change in loans	(39,817)	(87,470)
Purchases of premises and equipment	(1,995)	(1,026)
Proceeds from sales of other real estate owned	731	280
Net redemption of restricted securities	1,821	—
Purchases of bank owned life insurance	(14,586)	—
Net cash (used in) investing activities	(38,377)	(63,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	32,091	3,444
Interest-bearing deposits	81,205	(24,189)
Short-term borrowings	(43,549)	92,309
Common stock dividends paid	(3,834)	(2,931)
Retirement of common stock	(559)	—
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(88)	—
Net cash provided by financing activities	65,266	68,633
Net increase in cash and cash equivalents	36,148	16,957
Cash and cash equivalents at beginning of period	67,225	31,820
Cash and cash equivalents at end of period	$103,373	$48,777

Supplemental cash flows information:
Interest paid	$7,521	$2,973
Income taxes paid	$10,812	$4,025
Lease liabilities arising from right-of-use assets	$(5,243)	$—
Transfers from loans to other real estate owned	$—	$77
Unrealized gain (loss) on securities available for sale	$(4,083)	$(3,836)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$22	$22

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2019, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018, changes in stockholders’ equity for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019 and 2018, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2018 were derived from the 2018 audited financial statements. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2018. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiary.

Recent Accounting Standards

ASU No. 2016-13 - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general timeline to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team is currently running a parallel simulation to its current incurred loss impairment model. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.

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

ASU No. 2019-04 – In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

ASU No. 2019-05 - In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

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

The following table summarizes the calculation of the net gain on disposal of discontinued operations.

($ in thousands)	Year Ended December 31, 2018
Proceeds from the transaction	$29,276
Compensation expense related to the transaction	2,588
Broker fees	935
Other transaction costs	594
Net cash proceeds	25,159
Net assets sold	(12,423)
Net gain on disposal	$12,736

The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:

	September 30,	December 31,
($ in thousands)	2019	2018
ASSETS

Goodwill	$—	$8
Other assets	—	625
Assets of discontinued operations	$—	$633

LIABILITIES

Accrued expenses and other liabilities	$—	$3,323
Liabilities of discontinued operations	$—	$3,323

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
Noninterest income
Insurance agency commissions	$—	$2,170	$—	$7,015
All other income	—	76	15	264
Total noninterest income	—	2,246	15	7,279
Noninterest expense
Salaries and wages	—	1,307	28	3,836
Employee benefits	—	288	7	953
Occupancy expense	—	121	14	330
Furniture and equipment	—	38	1	98
Amortization of intangible assets	—	12	—	35
Legal and professional fees	2	20	73	54
Other noninterest expenses	8	191	5	656
Total noninterest expense	10	1,977	128	5,962
(Loss) income from discontinued operations before income taxes	(10)	269	(113)	1,317
Income tax (benefit) expense	(2)	71	(27)	324
(Loss) income from discontinued operations	$(8)	$198	$(86)	$993

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income from continuing operations	$4,214	$4,256	$12,270	$11,910
Net (loss) income from discontinued operations	(8)	198	(86)	993
Net Income	$4,206	$4,454	$12,184	$12,903
Weighted average shares outstanding - Basic	12,764	12,748	12,771	12,736
Dilutive effect of common stock equivalents-options	5	13	5	13
Weighted average shares outstanding - Diluted	12,769	12,761	12,776	12,749

Basic earnings per common share
Income from continuing operations	$0.33	$0.33	$0.96	$0.93
(Loss) income from discontinued operations	—	0.02	(0.01)	0.08
Net income	$0.33	$0.35	$0.95	$1.01

Diluted earnings per common share
Income from continuing operations	$0.33	$0.33	$0.96	$0.93
(Loss) income from discontinued operations	—	0.02	(0.01)	0.08
Net income	$0.33	$0.35	$0.95	$1.01

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2019
U.S. Government agencies	$33,917	$3	$81	$33,839
Mortgage-backed	104,926	458	312	105,072
Total	$138,843	$461	$393	$138,911

December 31, 2018
U.S. Government agencies	$34,285	$2	$651	$33,636
Mortgage-backed	124,162	115	3,481	120,796
Total	$158,447	$117	$4,132	$154,432

Held-to-maturity securities:
September 30, 2019
U.S. Government agencies	$1,380	$12	$—	$1,392
States and political subdivisions	1,400	1	—	1,401
Other Debt securities	7,000	—	78	6,922
Total	$9,780	$13	$78	$9,715

December 31, 2018
U.S. Government agencies	$1,642	$—	$25	$1,617
States and political subdivisions	1,401	14	—	1,415
Other Debt securities	3,000	—	32	2,968
Total	$6,043	$14	$57	$6,000

The Company adopted ASU 2016-01 effective January 1, 2018 and equity securities with an aggregate fair value of $1.3 million at September 30, 2019 and December 31, 2018 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $47 thousand for the nine months ended September 30, 2019 and $(20) thousand for the nine months ended September 30, 2018, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Available-for-sale securities:
U.S. Government agencies	$8,985	$15	$24,854	$66	$33,839	$81
Mortgage-backed	17,476	48	23,296	264	40,772	312
Total	$26,461	$63	$48,150	$330	$74,611	$393

Held-to-maturity securities:
Other debt securities	6,922	78	—	—	6,922	78
Total	$6,922	$78	$—	$—	$6,922	$78

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available-for-sale securities:
U.S. Government agencies	$1,079	$10	$32,362	$641	$33,441	$651
Mortgage-backed	13,981	261	99,904	3,220	113,885	3,481
Total	$15,060	$271	$132,266	$3,861	$147,326	$4,132

Held-to-maturity securities:
U.S. Government agencies	—	—	1,617	25	1,617	25
Other debt securities	2,968	32	—	—	2,968	32
Total	$2,968	$32	$1,617	$25	$4,585	$57

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were thirty-nine available-for-sale securities and four held-to-maturity securities in an unrealized loss position at September 30, 2019.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2019.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,999	$5,994	$1,000	$1,000
Due after one year through five years	28,660	28,581	400	401
Due after five years through ten years	56,236	56,373	7,000	6,922
Due after ten years	47,948	47,963	1,380	1,392
Total	$138,843	$138,911	$9,780	$9,715

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Construction	$116,368	$127,572
Residential real estate	442,324	429,560
Commercial real estate	558,741	523,427
Commercial	105,583	107,522
Consumer	12,019	7,274
Total loans	1,235,035	1,195,355
Allowance for credit losses	(10,438)	(10,343)
Total loans, net	$1,224,597	$1,185,012

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $1.5 million and discounts on acquired loans of $1.1 million at September 30, 2019. Loans included deferred costs, net of deferred fees, of $789 thousand and discounts on acquired loans of $1.4 million at December 31, 2018. At September 30, 2019 and December 31, 2018, included in total loans were $83.1. million and $92.8 million in loans, respectively, acquired as part of the NWBI branch acquisition. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2019 and December 31, 2018.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
September 30, 2019
Loans individually evaluated for impairment	$43	$6,712	$13,639	$436	$—	$20,830
Loans collectively evaluated for impairment	116,325	435,612	545,102	105,147	12,019	1,214,205
Total loans	$116,368	$442,324	$558,741	$105,583	$12,019	$1,235,035

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$441	$452	$62	$—	$955
Loans collectively evaluated for impairment	1,541	2,240	3,396	1,954	352	9,483
Total allowance	$1,541	$2,681	$3,848	$2,016	$352	$10,438

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2018
Loans individually evaluated for impairment	$2,893	$8,553	$13,532	$340	$—	$25,318
Loans collectively evaluated for impairment	124,679	421,007	509,895	107,182	7,274	1,170,037
Total loans	$127,572	$429,560	$523,427	$107,522	$7,274	$1,195,355

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$320	$301	$104	$36	$—	$761
Loans collectively evaluated for impairment	2,342	2,052	2,973	1,913	302	9,582
Total allowance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2019 and December 31, 2018. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded		September 30, 2019
	Unpaid	investment	investment		Quarter-to-date	Average	Interest
	principal	with no	with an	Related	average recorded	recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
September 30, 2019
Impaired nonaccrual loans:
Construction	$—	—	—	—	—	1,435	—
Residential real estate	2,366	489	1,570	256	2,642	2,904	—
Commercial real estate	10,834	8,901	1,262	430	10,221	9,717	—
Commercial	425	—	308	4	310	316	—
Consumer	—	—	—	—	—	—	—
Total	$13,625	$9,390	$3,140	$690	$13,173	$14,372	$—

Impaired accruing TDRs:
Construction	$43	$43	$—	$—	$44	$47	$9
Residential real estate	4,069	1,260	2,809	185	4,052	4,193	130
Commercial real estate	3,476	2,795	681	22	3,479	3,515	93
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,588	$4,098	$3,490	$207	$7,575	$7,755	$232

Other Impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—	$—
Residential real estate	584	584	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial	128	—	128	58	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$712	$584	$128	$58	$—	$—	$—

Total impaired loans:
Construction	$43	$43	$—	$—	$44	$1,482	$9
Residential real estate	6,435	1,749	4,379	441	6,694	7,097	130
Commercial real estate	14,310	11,696	1,943	452	13,700	13,232	93
Commercial	425	—	308	4	310	316	—
Consumer	—	—	—	—	—	—	—
Total	$21,213	$13,488	$6,630	$897	$20,748	$22,127	$232

		Recorded	Recorded		September 30, 2018
	Unpaid	investment	investment		Quarter-to-date	Average	Interest
	principal	with no	with an	Related	average recorded	recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2018
Impaired nonaccrual loans:
Construction	$3,219	$127	$2,715	$320	$3,043	$3,006	$—
Residential real estate	4,281	2,605	1,494	118	1,710	1,573	—
Commercial real estate	10,029	9,307	67	67	1,742	1,438	—
Commercial	445	—	340	36	327	338	—
Consumer	—	—	—	—	—	—	—
Total	$17,974	$12,039	$4,616	$541	$6,822	$6,355	$—

Impaired accruing TDRs:
Construction	$51	$51	$—	$—	$145	$1,138	$13
Residential real estate	4,454	1,440	3,014	183	4,709	4,613	46
Commercial real estate	4,158	1,286	2,872	37	4,307	4,499	41
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$8,663	$2,777	$5,886	$220	$9,161	$10,250	$100

Total impaired loans:
Construction	$3,270	$178	$2,715	$320	$3,188	$4,144	$13
Residential real estate	8,735	4,045	4,508	301	6,419	6,186	46
Commercial real estate	14,187	10,593	2,939	104	6,049	5,937	41
Commercial	445	—	340	36	327	338	—
Consumer	—	—	—	—	—	—	—
Total	$26,637	$14,816	$10,502	$761	$15,983	$16,605	$100

The following tables provide a roll-forward for TDRs as of September 30, 2019 and September 30, 2018.

	1/1/2019						9/30/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2019
Accruing TDRs
Construction	$51	$—	$(8)	$—	$—	$—	$43	$—
Residential real estate	4,454	41	(73)	—	—	(353)	4,069	185
Commercial real estate	4,158	—	(682)	—	—	—	3,476	22
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$41	$(763)	$—	$—	$(353)	$7,588	$207

Nonaccrual TDRs
Construction	$2,798	$—	$(1,379)	$(3)	$—	$—	$1,416	$133
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(12)	—	—	—	308	4
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(1,391)	$(3)	$—	$—	$1,724	$137

Total	$11,781	$41	$(2,154)	$(3)	$—	$(353)	$9,312	$344

	1/1/2018						9/30/2018
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2018
Accruing TDRs
Construction	$3,972	$—	$(225)	$(379)	$(696)	$(2,600)	$72	$19
Residential real estate	4,536	—	(63)	—	542	(351)	4,664	194
Commercial real estate	4,818	—	(402)	—	—	(219)	4,197	32
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$13,326	$—	$(690)	$(379)	$(154)	$(3,170)	$8,933	$245

Nonaccrual TDRs
Construction	$2,878	$—	$(73)	$—	$83	$—	$2,888	$356
Residential real estate	—	—	—	(80)	80	—	—	—
Commercial real estate	83	—	—	—	(83)	—	—	—
Commercial	337	—	(13)	—	—	—	324	20
Consumer	—	—	—	—	—	—	—	—
Total	$3,298	$—	$(86)	$(80)	$80	$—	$3,212	$376

Total	$16,624	$—	$(776)	$(459)	$(74)	$(3,170)	$12,145	$621

The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2019 and September 30, 2018.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For nine months ended
September 30, 2019
Construction	—	$—	$—	$—
Residential real estate	1	75	41	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$75	$41	$—

For nine months ended
September 30, 2018
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

The following tables provide information on TDRs that defaulted within twelve months of restructuring during the nine months ended September 30, 2019 and September 30, 2018. There were no defaults during the nine months ended September 30, 2019 and two defaults totaling $533 for the nine months ended September 30, 2018. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For nine months ended
September 30, 2019
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

For nine months ended
September 30, 2018
Construction	1	$379	$—
Residential real estate	1	154	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	2	$533	$—

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At September 30, 2019, there were no nonaccrual loans classified as special mention or doubtful and $12.5 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2018, there were no nonaccrual loans classified as special mention or doubtful and $16.7 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of September 30, 2019 and December 31, 2018.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
September 30, 2019
Construction	$100,669	$13,560	$2,139	$—	$—	$116,368
Residential real estate	405,154	28,927	5,408	2,835	—	442,324
Commercial real estate	427,825	110,846	4,999	15,071	—	558,741
Commercial	85,507	19,725	10	341	—	105,583
Consumer	11,619	397	—	3	—	12,019
Total	$1,030,774	$173,455	$12,556	$18,250	$—	$1,235,035

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2018
Construction	$93,977	$30,735	$—	$2,860	$—	$127,572
Residential real estate	386,553	33,739	3,769	5,499	—	429,560
Commercial real estate	389,219	113,873	4,515	15,820	—	523,427
Commercial	90,777	15,727	642	376	—	107,522
Consumer	6,805	466	—	3	—	7,274
Total	$967,331	$194,540	$8,926	$24,558	$—	$1,195,355

The following tables provide information on the aging of the loan portfolio as of September 30, 2019 and December 31, 2018.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
September 30, 2019
Construction	$116,111	$—	$257	$—	$257	$—	$116,368
Residential real estate	433,458	5,195	1,028	584	6,807	2,059	442,324
Commercial real estate	546,492	1,894	192	—	2,086	10,163	558,741
Commercial	104,809	337	1	128	466	308	105,583
Consumer	11,985	18	16	—	34	—	12,019
Total	$1,212,855	$7,444	$1,494	$712	$9,650	$12,530	$1,235,035
Percent of total loans	98.2%	0.6%	0.1%	0.1%	0.8%	1.0%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2018
Construction	$124,535	$195	$—	$—	$195	$2,842	$127,572
Residential real estate	423,732	1,384	206	139	1,729	4,099	429,560
Commercial real estate	512,252	253	1,548	—	1,801	9,374	523,427
Commercial	107,089	83	10	—	93	340	107,522
Consumer	7,238	30	6	—	36	—	7,274
Total	$1,174,846	$1,945	$1,770	$139	$3,854	$16,655	$1,195,355
Percent of total loans	98.3%	0.2%	0.1%	—%	0.3%	1.4%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2019 and September 30, 2018. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
September 30, 2019
Allowance for credit losses:
Beginning Balance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

Charge-offs	—	(86)	—	(98)	—	(184)
Recoveries	1	12	7	96	1	117
Net charge-offs	1	(74)	7	(2)	1	(67)

Provision	(903)	600	474	(39)	68	200
Ending Balance	$1,541	$2,681	$3,848	$2,016	$352	$10,438

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
September 30, 2018
Allowance for credit losses:
Beginning Balance	$2,593	$2,150	$2,845	$2,210	$323	$10,121

Charge-offs	—	(109)	—	(137)	—	(246)
Recoveries	3	5	5	122	11	146
Net charge-offs	3	(104)	5	(15)	11	(100)

Provision	188	95	87	15	(78)	307
Ending Balance	$2,784	$2,141	$2,937	$2,210	$256	$10,328

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For nine months ended
September 30, 2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	(3)	(509)	—	(260)	(29)	(801)
Recoveries	8	23	114	248	3	396
Net charge-offs	5	(486)	114	(12)	(26)	(405)

Provision	(1,126)	814	657	79	76	500
Ending Balance	$1,541	$2,681	$3,848	$2,016	$352	$10,438

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For nine months ended
September 30, 2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

Charge-offs	(379)	(288)	—	(263)	(24)	(954)
Recoveries	18	91	23	144	11	287
Net charge-offs	(361)	(197)	23	(119)	(13)	(667)

Provision	685	54	320	88	67	1,214
Ending Balance	$2,784	$2,141	$2,937	$2,210	$256	$10,328

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $66 thousand as of September 30, 2019 and $949 thousand as of December 31, 2018, respectively. There were no residential real estate properties included in the balance of other real estate owned at September 30, 2019 and December 31, 2018.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of September 30, 2019 and December 31, 2018.

Note 6 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $3.8 million at the date of adoption, which are primarily related to the Company’s lease of premises used in operations. Since adoption of the leasing standard in January 2019, the Company recognized additional right-of-use assets and lease liabilities of $1.4 million, primarily related to the lease of additional premises used in operations.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2019
Lease liabilities	$4,923
Right-of-use assets	$4,908
Weighted average remaining lease term	11.87	years
Weighted average discount rate	3.12%

	For the three months ended	For the nine months ended
Lease cost (in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$173	$440
Short-term lease cost	—	—
Total lease cost	$173	$440

Cash paid for amounts included in the measurement of lease liabilities	$163	$419

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	September 30, 2019
Three months ending December 31, 2019	$168
Twelve months ending December 31, 2020	604
Twelve months ending December 31, 2021	545
Twelve months ending December 31, 2022	541
Twelve months ending December 31, 2023	521
Twelve months ending December 31, 2024	473
Thereafter	3,258
Total undiscounted cash flows	$6,110
Discount	1,187
Lease liabilities	$4,923

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2019 and December 31, 2018.

September 30, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,558)	$2,396	6.1
Total other intangible assets	$3,954	$—	$(1,558)	$2,396

December 31, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,097)	$2,857	7.2
Total other intangible assets	$3,954	$—	$(1,097)	$2,857

The aggregate amortization expense included in continuing operations was $461 thousand for the nine months ended September 30, 2019 and $597 thousand for the nine months ended September 30, 2018.

At September 30, 2019, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2019	$144
2020	533
2021	461
2022	389
2023	317
2024	246
Thereafter	306
Total amortizing intangible assets	$2,396

Note 8 – Other Assets

The Company had the following other assets at September 30, 2019 and December 31, 2018 excluding discontinued operations.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Accrued interest receivable	3,507	3,345
Deferred income taxes	2,795	4,182
Prepaid expenses	1,483	1,067
Cash surrender value on life insurance	18,440	3,726
Income taxes receivable	518	—
Other assets	3,514	5,358
Total	$30,257	$17,678

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for credit losses	$2,850	$2,797
Reserve for off-balance sheet commitments	81	81
Net operating loss carry forward	37	—
Write-downs of other real estate owned	(3)	273
Nonaccrual loan interest	354	260
Unrealized losses on available-for-sale securities	—	1,105
Unrealized losses on available-for-sale securities transferred to held to maturity	6	12
Other	480	524
Total deferred tax assets	3,805	5,052
Deferred tax liabilities:
Depreciation	187	238
Amortization on loans FMV adjustment	48	60
Acquisition accounting adjustments	448	247
Deferred capital gain on branch sale	195	200
Unrealized gains on available-for-sale securities	10	—
Other	122	125
Total deferred tax liabilities	1,010	870
Net deferred tax assets	$2,795	$4,182

Note 9 – Other Liabilities

The Company had the following other liabilities at September 30, 2019 and December 31, 2018 excluding discontinued operations.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Accrued interest payable	$450	$604
Other accounts payable	211	3,213
Deferred compensation liability	1,074	1,040
Income taxes payable	—	3,454
Other liabilities	3,304	104
Total	$5,039	$8,415

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 636,465 shares remained available for grant at September 30, 2019.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$61	$168	$92	$474
Excess tax benefits related to stock-based compensation	2	11	5	146

	As of
	September 30,
(Dollars in thousands)	2019		2018
Unrecognized stock-based compensation expense	$90		$530
Weighted average period unrecognized expense is expected to be recognized	0.5	years	0.8	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2019 and 2018.

Nine Months Ended September 30, 2019
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	—	$—
Granted	15,702	15.36
Vested	—	—
Cancelled	—	—
Nonvested at end of period	15,702	$15.36

The fair value of restricted stock awards that vested during the first nine months of 2019 and 2018 was $0 and $520 thousand, respectively.

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

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2019
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	38,562	$14.69
Granted	—	—
Vested	(15,577)	11.68
Forfeited	(16,807)	16.78
Outstanding at end of period	6,178	$16.57

The fair value of restricted stock units that vested during the first nine months of 2019 and 2018 was $241 thousand and $383 thousand.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	27,249	$9.68
Granted	—	—
Exercised	(15,578)	10.01
Expired/Cancelled	—	—
Outstanding at end of period	11,671	$9.25

Exercisable at end of period	11,671	$9.25

There were no stock options granted during the three and nine months ended September 30, 2019 and September 30, 2018. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.

At the end of the third quarter of 2019, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $72 thousand based on the $15.41 market value per share of the Company’s common stock at September 30, 2019. Similarly, the aggregate intrinsic value of the options exercisable was $72 thousand at September 30, 2019. The intrinsic value on options exercised during the nine months ended September 30, 2019 was $72 thousand based on the $14.66 market value per share of the Company’s common stock at January 15, 2019. The intrinsic value on options exercised in 2018 was $365 thousand based on the $17.92 market value per share of the Company’s common stock at January 31, 2018. At September 30, 2019, the weighted average remaining contract life of options outstanding and exercisable was 5.0 years.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	2,967	16	2,983
Balance, September 30, 2019	$49	$(16)	$33

Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Cumulative effect adjustment (ASU 2016-01)	6	—	6
Other comprehensive income (loss)	(2,778)	15	(2,763)
Balances, September 30, 2018	$(4,027)	$(39)	$(4,066)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. No assets were transferred from one hierarchy level to another during the first nine months of 2019 or 2018.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Securities available for sale:
U.S. Government agencies	$33,839	$—	$33,839	$—
Mortgage-backed	105,072	—	105,072	—
	138,911	—	138,911	—

Equity	1,339	—	1,339	—
Total	$140,250	$—	$140,250	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$33,636	$—	$33,636	$—
Mortgage-backed	120,796	—	120,796	—
	154,432	—	154,432	—

Equity	1,269	—	1,269	—
Total	$155,701	$—	$155,701	$—

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

The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
September 30, 2019
Nonrecurring measurements:

Impaired loans	$1,777	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$3,956	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$74	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2018
Nonrecurring measurements:

Impaired loans	$3,839	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$5,902	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$1,222	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for September 30, 2019 and December 31, 2018 were estimated using an exit price notion.

	September 30, 2019		December 31, 2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$103,373	$103,373	$67,225	$67,225

Level 2 inputs
Investment securities held to maturity	$9,780	$9,715	$6,043	$6,000
Restricted securities	4,655	4,655	6,476	6,476
Cash surrender value on life insurance	18,440	18,440	3,726	3,726

Level 3 inputs
Loans, net	$1,224,597	$1,227,196	$1,185,012	$1,150,418

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$362,557	$362,557	$330,466	$330,466
Checking plus interest	288,521	288,521	239,809	239,809
Money market	248,114	248,114	232,613	232,613
Savings	141,498	141,498	148,723	148,723
Club	1,502	1,502	387	387
Brokered Deposits	12,070	12,067	22,084	22,075
Certificates of deposit, $100,000 or more	123,142	123,655	97,905	96,435
Other time	148,087	147,684	140,354	136,292
Short-term borrowings	17,263	17,263	60,812	60,812
Long-term borrowings	15,000	14,999	15,000	15,012

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

The following table provides information on commitments outstanding at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$232,355	$210,463
Letters of credit	7,112	6,917
Total	$239,467	$217,380

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$990	$982	$2,952	$2,834
Trust and investment fee income	383	383	1,140	1,197
Other noninterest income	1,018	1,076	3,005	2,802
Noninterest Income (in-scope of Topic 606)	2,391	2,441	7,097	6,833
Noninterest Income (out-of-scope of Topic 606)	138	24	229	68
Total Noninterest Income	$2,529	$2,465	$7,326	$6,901

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

OVERVIEW

The Company reported net income of $4.2 million for the third and second quarters of 2019, or diluted income per common share of $0.33, compared to net income of $4.5 million, or diluted income per common share of $0.35, for the third quarter of 2018. Net income from continuing operations for the third and second quarter of 2019 was $4.2 million or $0.33 per diluted common share, compared to net income from continuing operations of $4.3 million or $0.33 per diluted common share for the third quarter of 2018. When comparing net income from continuing operations for the third quarter of 2019 to the third quarter of 2018, the slightly lower net income was primarily due to an increase in interest expense on deposits, partially, offset by increases in interest income and noninterest income, coupled with a decrease in the provision for credit losses. When comparing net income from continuing operations for the third quarter of 2019 to the second quarter of 2019, the stable results were primarily attributable to an increase in net interest income, offset by a decrease in noninterest income and higher noninterest expenses.

For the first nine months of 2019, the Company reported net income of $12.2 million, or diluted income per common share of $0.95, compared to net income of $12.9 million, or diluted income per common share of $1.01, for the first nine months of 2018. Net income from continuing operations for the first nine months of 2019 was $12.3 million, or 0.96 per diluted common share, compared to net income from continuing operations of $11.9 million or $0.93 per diluted common share for the first nine months of 2018. When comparing net income from continuing operations for the first nine months of 2019 to the first nine months of 2018, the improved results were due to higher noninterest income coupled with a reduction in the provision for credit losses, partially offset by an increase in interest expense and to a lesser degree, noninterest expense.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.7 million for the third quarter of 2019 and $13.0 million for the third quarter of 2018. Tax-equivalent net interest income was $12.3 million for the second quarter of 2019. The decrease in net interest income for the third quarter of 2019 when compared to the third quarter of 2018 was primarily due to an increase in interest expense, primarily interest on deposits of $1.5 million, or 177.0%.  The increase in interest expense for the third quarter of 2019 was partially offset by higher interest income and fees on loans of $895 thousand, or 6.8%. Net interest income increased for the third quarter of 2019 when compared to the second quarter of 2019 due to higher interest income and fees on loans of $351 thousand, or 2.6% and interest on deposits with other banks of $110 thousand, or 97.3%. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the third quarter of 2019 was 3.52%, which is a decrease of 24 basis points (bps) when compared to 3.76% for the third quarter of 2018 and a decrease of 2bps when compared to 3.54% for the second quarter of 2019.

Interest Income

On a tax-equivalent basis, interest income increased $974 thousand, or 6.8%, for the third quarter of 2019 when compared to the third quarter of 2018. The increase was due to a $895 thousand, or 6.8%, increase in interest income and fees on loans, primarily the result of the increase in the average balance of loans of $60.9 million, or 5.2%. The average yield on loans increased 7bps from the comparable quarter in 2018. Interest on interest-bearing deposits with other banks increased $139 thousand, or 165.5% due to increased average balances as well as an increase in the average yield on these deposits of 22bps. Interest on investment securities decreased $77 thousand, or 8.1%, due to a decrease in the average balance of investment securities of $23.2 million, or 13.0% which was used to fund loan growth between the comparable quarters.

On a tax-equivalent basis, interest income increased $448 thousand, or 3.0%, for the third quarter of 2019 when compared to the second quarter of 2019. The increase was primarily due to an increase in interest income and fees on loans of $355 thousand, or 2.6%, primarily the result of an increase in the average balance on loans of $14.2 million, or 1.2%.  Also, attributing to the higher interest income was interest-bearing deposits with other banks which increased $110 thousand, or 97.3%, which was impacted by higher average balances of $23.2 million, or 126.8%. Partially offsetting these increases in interest income was reduced income on taxable investment securities of $17 thousand, or 1.9%, which was impacted by lower average balances of $4.6 million, or 2.8%.

Interest Expense

Interest expense increased $1.2 million, or 95.0%, when comparing the third quarter of 2019 to the third quarter of 2018. The increase in interest expense was due to an increase in the rates paid on interest-bearing deposits of 62bps and a $61.7 million increase in average balances, which resulted in $1.5 million of additional interest expense. The addition of long-term borrowings resulted in additional interest expense of $108 thousand, partially offset by a decrease in the average balance of short-term borrowings of $70.2 million, or 79.8%. The average balance of interest-bearing deposits increased $61.7 million, or 7.1%, which was a positive transition from higher rates paid on short-term borrowings and a more sustainable approach for funding long-term loan growth. The average balance of noninterest-bearing deposits increased $25.5 million, or 7.8% between the comparable quarters.

Interest expense increased $57 thousand, or 2.3%, when comparing the third quarter of 2019 to the second quarter of 2019. The increase in interest expense was due to an increase in the average balance of interest-bearing deposits of $30.8 million, or 3.4%. This increase provided the opportunity for the Company to pay-down short-term borrowings resulting in a decrease in the average balance of $3.8 million, or 17.8%. The average balance of noninterest-bearing deposits increased $15.3 million, or 4.5% when compared to the second quarter of 2019.

The following tables presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2019 and 2018.

	For Three Months Ended			For Three Months Ended
	September 30, 2019			September 30, 2018
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,235,374	$14,144	4.54%	$1,174,513	$13,233	4.47%
Investment securities:
Taxable	155,324	870	2.24	178,572	947	2.12
Interest-bearing deposits	41,554	223	2.13	17,488	84	1.91
Total earning assets	1,432,252	15,237	4.22%	1,370,573	14,264	4.13%
Cash and due from banks	18,127			17,790
Other assets	73,823			79,065
Allowance for credit losses	(10,412)			(10,354)
Total assets	$1,513,790			$1,457,074

Interest-bearing liabilities
Demand deposits	$252,386	447	0.70%	$221,905	178	0.32%
Money market and savings deposits	389,268	657	0.67	373,357	132	0.14
Brokered Deposits	14,568	84	2.29	25,507	138	2.01
Certificates of deposit $100,000 or more	119,200	537	1.78	97,563	170	0.69
Other time deposits	149,708	563	1.49	145,130	208	0.57
Interest-bearing deposits	925,130	2,288	0.98	863,462	826	0.36
Short-term borrowings	17,729	117	2.64	87,925	463	2.09
Long-term debt	15,000	108	2.86	—	—	—
Total interest-bearing liabilities	957,859	2,513	1.04%	951,387	1,289	0.52%
Noninterest-bearing deposits	354,927			329,383
Other liabilities	7,884			6,005
Stockholders’ equity	193,120			170,299
Total liabilities and stockholders’ equity	$1,513,790			$1,457,074

Net interest spread		$12,724	3.18%		$12,975	3.61%
Net interest margin			3.52%			3.76%

Tax-equivalent adjustment
Loans		$44			$28
Total		$44			$28

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income decreased $507 thousand, or 1.3%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in net interest income was primarily due to an increase in interest expense on interest-bearing deposits of $4.5 million, or 229.5%, partially offset by an increase in interest income from earning assets of $3.6 million, or 8.8%. This resulted in a net interest margin of 3.56% for the nine months ended September 30, 2019 compared to 3.79% for the nine months ended September 30, 2018.

Interest Income

On a tax-equivalent basis, interest income increased $3.6 million, or 8.8%, for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. The increase was primarily due to a $3.5 million, or 9.2%, increase in interest income and fees on loans. The average balance on loans increased $78.7 million, or 6.9%, while the yield on these loans expanded 10bps. In addition, interest income from interest-bearing deposits with other banks increased

$316 thousand, or 172.7%, due to a higher average balance of $15.7 million, or 116.2% and a  48bps increase in yield on these deposits. This was partially offset by a decrease in interest income on investment securities of $195 thousand, or 6.6%, primarily due to a decrease in the average balance of these investments of $26.9 million, or 14.4%, which was used to fund loan growth between the comparable periods.

Interest Expense

Interest expense increased $4.1 million, or 133.1%, when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The increase in interest expense was due to the increase in the average balance of interest-bearing deposits of $49.7 million, or 5.8%, and the average rate paid on these deposits of 66bps. This added $4.5 million in additional interest expense when comparing the first nine months of 2019 to the first nine months of 2018. The addition of long-term borrowings of $15.0 million was offset by a decrease in the average balance of short-term borrowings of $54.9 million, or 69.6% which decreased the dependence on outside funding sources which carry a higher rate than core deposits.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2019 and 2018.

	For Nine Months Ended			For Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,219,623	$41,467	4.55%	$1,140,925	$37,964	4.45%
Investment securities:
Taxable	160,035	2,755	2.30	186,936	2,950	2.10
Interest-bearing deposits	29,279	499	2.28	13,542	183	1.80
Total earning assets	1,408,937	44,721	4.24%	1,341,403	41,097	4.10%
Cash and due from banks	17,520			17,031
Other assets	64,775			78,243
Allowance for credit losses	(10,419)			(10,173)
Total assets	$1,480,813			$1,426,504

Interest-bearing liabilities
Demand deposits	$242,364	1,188	0.66%	$214,317	411	0.26%
Money market and savings deposits	386,113	2,267	0.79	378,404	376	0.13
Brokered Deposits	19,144	344	2.40	12,157	190	2.09
Certificates of deposit $100,000 or more	108,504	1,251	1.54	98,772	425	0.58
Other time deposits	145,381	1,389	1.28	148,107	552	0.50
Interest-bearing deposits	901,506	6,439	0.96	851,757	1,954	0.30
Short-term borrowings	24,034	475	2.64	78,945	1,150	1.95
Long-term debt	15,000	321	2.86	—	—	—
Total interest-bearing liabilities	940,540	7,235	1.03%	930,702	3,104	0.44%
Noninterest-bearing deposits	341,966			322,748
Other liabilities	9,213			5,766
Stockholders’ equity	189,094			167,288
Total liabilities and stockholders’ equity	$1,480,813			$1,426,504

Net interest spread		$37,486	3.21%		$37,993	3.66%
Net interest margin			3.56%			3.79%

Tax-equivalent adjustment
Loans		$119			$84
Total		$119			$84

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income from continuing operations for the third quarter of 2019 increased $64 thousand, or 2.6%, when compared to the third quarter of 2018. The increase from the third quarter of 2018 was mainly due to increases in other fees on bank services and loan fee income of $56 thousand. Noninterest income from continuing operations decreased $80 thousand, or 3.1%, when compared to the second quarter of 2019 mainly due to lower loan fee income and service charges on deposit accounts.

Total noninterest income from continuing operations for the nine months ended September 30, 2019  increased $425 thousand, or 6.2%, when compared to the same period in 2018. The increase in noninterest income primarily consisted of increases in other fees on bank services of $375 thousand and service charges on deposit accounts of $118 thousand,  partially offset by a decrease in trust and investment income of $57 thousand.

Noninterest Expense

Total noninterest expense from continuing operations for the third quarter of 2019 increased $74 thousand, or less than 1%, when compared to the third quarter of 2018. The increase in noninterest expense for the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher employee benefit costs of $316 thousand and other expenses which included advertising, education and recruiting of $275 thousand, which were largely offset by decreases in salaries and wages of $356 thousand and a decrease in the FDIC insurance premium expense due to an FDIC assessment credit for banks under $10 billion. The decrease in salaries and wages was due to the termination of the 2020 Long-Term Incentive Plan and the absence of the former president of the Bank’s salary. The increase in total noninterest expenses from continuing operations when compared to the second quarter of 2019 was primarily due to higher employee benefits, which included the funding of a new supplemental executive retirement plan, a write-down on an other real estate owned property and other loan expenses, partially offset by the FDIC assessment credit.

Total noninterest expense from continuing operations for the nine months ended September 30, 2019 increased $97 thousand, or less than 1%, when compared to the same period in 2018. Despite the minimal increase in total noninterest expenses from continuing operations, several expense line items experienced significant variances. The significant increases in noninterest expenses were the following: Employee benefits of $417 thousand, primarily due to a newly implemented supplemental executive retirement plan and higher health insurance accrual, data processing fees of $314 thousand, partially due to a Microsoft software renewal, other real estate owned expenses, net of $301 thousand, legal and professional fees of $277 thousand, which was due to increases in third party loan reviews and a one-time board consultant fee, and furniture and fixtures of $107 thousand. The significant decreases in noninterest expense were the following: Salaries and wages of $1.1 million,  FDIC insurance premium expense of $226 thousand and $69 thousand in directors’ fees.

Provision for Credit Losses

The provision for credit losses was $200 thousand for the third and second quarters of 2019 and  $307 thousand for the third quarter of 2018. The lower level of provision for credit losses when comparing the third quarter of 2019 to the third quarter of 2018 was due primarily to lower loan growth in the third quarter of 2019. The provision for credit losses remained flat between the third and second quarter of 2019 due to stagnant loan growth. Net charge-offs were $67 thousand for the third quarter of 2019, $100 thousand for the third quarter of 2018 and $313 thousand for the second quarter of 2019. The relatively stable net-charge offs between the third quarter of 2019 and the third quarter of 2018 was due to minimal issues with problem credits. The decrease in net charge-offs in the third quarter of 2019 when compared to the second quarter of 2019 was primarily due to the sale of real estate securing specific loans at a foreclosure auction, which resulted in additional charge-offs during the second quarter of 2019. Total nonperforming assets at September 30, 2019 increased $3.1 million when compared to September 30, 2018, which was due to a nonaccrual loan added late in the fourth quarter of 2018, in which the Company does not anticipate any further losses. Total nonperforming assets when compared to the second quarter of 2019 decreased $2.2 million,  due to decreases in nonaccrual loans of $2.1 million and other real estate owned of $450 thousand, partially offset by an increase in loans 90 days past due and still accruing of $273 thousand. The ratio of annualized net charge-offs to average loans was 0.02% for the third quarter of 2019, 0.03% for the third quarter of 2018 and 0.10% for the second quarter of 2019.

The provision for credit losses for the nine months ended September 30, 2019 and 2018 was $500 thousand and $1.2 million, respectively, while net charge-offs were $405 thousand and $667 thousand, respectively. The decrease in provision for credit losses was the result of improved overall credit quality exclusive of one large nonaccrual loan with an outstanding loan balance of $7.5 million added late in the fourth quarter of 2018. The Company does not currently expect to incure any further losses on this loan. Additionally, the decrease in provision for credit losses for the first nine months of 2019 when compared to the first nine months of 2018 was impacted by lower loan growth and lower net charge-offs in 2019. The ratio of annualized net charge-offs to average loans was 0.04% for the first nine months of September 30, 2019 and 0.08% for the same period in 2018.

Income Taxes

The Company reported income tax expense from continuing operations of $1.4 million for the third quarter of 2019, $1.5 million for the third quarter of 2018 and $1.5 million for the second quarter of 2019. Income tax expense decreased when compared to the third quarter of 2018 due to slightly lower pre-tax earnings. Income tax expense remained relatively flat when compared to the second quarter of 2019 due to a comparable level of pre-tax earnings. The effective tax rate on continuing operations was 25.1% for the third quarter of 2019, 26.6% for the third quarter of 2018 and 26.0% for the second quarter of 2019. The effective tax rates for the nine months ended 2019 and 2018 were 25.6% and 25.5%, respectively. Income taxes from continuing operations for the nine months ended September 30, 2019 increased $140 thousand or 3.4%, due to an increase in pre-tax earnings.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.235 billion at September 30, 2019 and $1.195 billion at December 31, 2018, an increase of $39.7 million, or 3.3%. The increase was primarily due to organic growth of $35.3 million in commercial real estate loans,  $12.8 million in residential real estate loans and $4.7 million in consumer loans. Loans included deferred costs, net of deferred fees, of $1.5 million and discounts on acquired loans of $1.1 million at September 30, 2019, compared to $789 thousand and $1.4 million, respectively, at December 31, 2018. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $116.4 million, or 9.4% of total loans, at September 30, 2019 and $127.6 million, or 10.7% of total loans at December 31, 2018. Commercial real estate loans were $558.7 million, or 45.2% of total loans, at September 30, 2019, compared to $523.4 million, or 43.8% of total loans, at December 31, 2018.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2019, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 276.0% of total risk-based capital. At such time, construction, land and land development loans represented 68.6% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 91.6% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

Net charge-offs were $67 thousand for the third quarter of 2019, $100 thousand for the third quarter of 2018 and $313 thousand for the second quarter of 2019. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. Total past due loans were $9.7 million for the third quarter of 2019 when compared to $3.9 million at December 31, 2018.  The increase in past due loans is due to timing of collections and is not indicative of a negative trend for credit quality. In addition, loans classified as pass/watch and substandard of $173.5 million and $18.3 million for the third quarter of 2019 declined from $194.5 million and $24.6 million at December 31, 2018 which also contributed to the improved credit quality of the loan portfolio. The allowance for credit losses as a percentage of period-end loans was 0.85% at September 30, 2019, and 0.87% at both September 30, 2018 and December 31, 2018. Management believes that the provision for credit losses and the resulting allowance was adequate to provide for probable losses inherent in our loan portfolio at September 30, 2019.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2019 and 2018.

	At or for Three Months Ended		At or for Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance balance - beginning of period	$10,305	$10,121	$10,343	$9,781

Charge-offs:
Construction	—	—	(3)	(379)
Residential real estate	(86)	(109)	(509)	(288)
Commercial real estate	—	—	—	—
Commercial	(98)	(137)	(260)	(263)
Consumer	—	—	(29)	(24)
Total	(184)	(246)	(801)	(954)
Recoveries:
Construction	1	3	8	18
Residential real estate	12	5	23	91
Commercial real estate	7	5	114	23
Commercial	96	122	248	144
Consumer	1	11	3	11
Totals	117	146	396	287
Net charge-offs	(67)	(100)	(405)	(667)
Provision for credit losses	200	307	500	1,214
Allowance balance - end of period	$10,438	$10,328	$10,438	$10,328

Average loans outstanding during the period	$1,235,374	$1,174,513	$1,219,623	$1,140,925
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.02%	0.03%	0.04%	0.08%
Allowance for credit losses at period end as a percentage of total period end loans	0.85%	0.87%	0.85%	0.87%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $4.7 million to $13.3 million at September 30, 2019 from $18.0 million at December 31, 2018, primarily due to a decrease in nonaccrual loans of $4.1 million, or 24.8%. Accruing TDRs decreased $1.1 million to $7.6 million at September 30, 2019 from $8.7 million at December 31, 2018. Additionally, other real estate owned decreased $1.1 million, or 94.0% when compared to December 31, 2018. The decrease in nonaccrual loans was due to two residential relationships in which the collateral was sold by the borrower and the loans were subsequently paid off.  The decrease in accruing TDRs was due to normal payments and one payoff of $353 thousand. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 1.63% at September 30, 2019 from 2.12% at December 31, 2018.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonperforming assets
Nonaccrual loans
Construction	$—	$2,842
Residential real estate	2,059	4,099
Commercial real estate	10,163	9,374
Commercial	308	340
Consumer	—	—
Total nonaccrual loans	12,530	16,655
Loans 90 days or more past due and still accruing
Construction	—	—
Residential real estate	584	139
Commercial real estate	—	—
Commercial	128	—
Consumer	—	—
Total loans 90 days or more past due and still accruing	712	139
Other real estate owned	74	1,222
Total nonperforming assets	$13,316	$18,016

Accruing TDRs
Construction	$43	$51
Residential real estate	4,069	4,454
Commercial real estate	3,476	4,158
Commercial	—	—
Consumer	—	—
Total accruing TDRs	$7,588	$8,663

Total nonperforming assets and accruing TDRs	$20,904	$26,679

As a percent of total loans:
Nonaccrual loans	1.01%	1.39%
Accruing TDRs	0.61%	0.72%
Nonaccrual loans and accruing TDRs	1.63%	2.12%

As a percent of total loans and other real estate owned:
Nonperforming assets	1.08%	1.51%
Nonperforming assets and accruing TDRs	1.69%	2.23%

As a percent of total assets:
Nonaccrual loans	0.80%	1.12%
Nonperforming assets	0.85%	1.21%
Accruing TDRs	0.49%	0.58%
Nonperforming assets and accruing TDRs	1.34%	1.80%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2019, 93.5% of the portfolio of debt securities was classified as available for sale and 6.5% was classified as held to maturity, compared to 96.3% and 3.7% respectively, at December 31, 2018. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $154.7 million at September 30, 2019, a $13.5 million, or 8.1%, decrease since December 31, 2018. The decrease was due to the roll-off of investment securities, the proceeds of which were redeployed to fund loan growth during the first nine months of 2019. At September 30, 2019, 75.6% of the securities available for sale were mortgage-backed and 24.4% were U.S. Government agencies, compared to 78.2% and 21.8%, respectively, at year-end 2018. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2019 totaled $1.3 billion, an increase of $113.2 million, or 9.3% when compared to the level at December 31, 2018. The increase in total deposits primarily consisted of increases in interest-bearing checking deposits of $48.7 million, noninterest-bearing deposits of $32.1 million, time deposits greater than $100 thousand of $25.2 million, other time deposits of $8.8 million and savings and money market accounts of $8.3 million, partially offset by a  decrease in brokered deposits of $10.0 million. The Company has continued its efforts in 2019 to focus on growing core deposits as an alternative to short-term borrowings for funding loan growth.

Short-Term Borrowings

Short-term borrowings decreased by $43.5 million, or 71.6%, to $17.3 million at September 30, 2019 when compared to December 31, 2018. The decrease in short-term borrowings was the result of utilizing cash received from the sale of the Company’s former insurance subsidiary on December 31, 2018 as well as growth in core deposits. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At September 30, 2019 and December 31, 2018, short-term borrowings consisted of borrowings from the FHLB and repurchase agreements.

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had $15.0 million outstanding at September 30, 2019 and December 31, 2018. The $15.0 million in fixed rate long-term borrowings from the FHLB carries an interest rate of 2.82% and will mature in April 2020.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $36.1 million for the first nine months of 2019 compared to an increase of $17.0 million for the first nine months of 2018. The increase in cash and cash equivalents in 2019 was mainly due to an increase in total deposits of $113.2 million along with cash received from the sale of its formerly owned subsidiary, Avon-Dixon, for $25.2 million in net cash proceeds.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had credit availability of approximately $243.6 million and $154.7 million at September 30, 2019 and December 31, 2018, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our future ability to maintain liquidity at satisfactory levels.

Total stockholders’ equity increased $10.8 million to $194.0 million at September 30, 2019 when compared to December 31, 2018 primarily due to current year’s earnings and a change in accumulated other comprehensive income of $3.0 million, or 101.1%.

CBLR

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.  The Company is currently evaluating whether to opt into the CBLR framework.

Basel III

Under final FRB and FDIC approved rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks minimum requirements increased for both the quantity and quality of capital held by the Bank. The Basel III capital standards substantially revised the risk based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the definitions and the components of Tier 1 capital and Total Capital, the method of evaluating risk-weighted assets, institutions of a capital conservation buffer, and other matters affecting regulatory capital ratios. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules.

The phase-in period for the final rules became effective for the Bank on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of September 30, 2019, the Bank’s capital levels remained characterized as “well-capitalized” under the new rules.

The following tables present the applicable capital ratios as of September 30, 2019 and December 31, 2018.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2019	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.65%	12.83%	12.83%	13.70%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2018	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.79%	11.84%	11.84%	12.73%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2019.

There was no change in our internal control over financial reporting during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2019 the Corporation’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Corporation is authorized to repurchase up to $10 million, or approximately 5%, of its common stock for 2019 and 2020. The program may be limited or terminated at any time without prior notice. During the three months ended September  30, 2019, the Corporation repurchased 36,700 shares under the recently approved stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2019.

			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	$10,000,000
August 1, 2019 to August 31, 2019	29,900	15.21	29,900	9,545,138
September 1, 2019 to September 30, 2019	6,800	15.19	6,800	9,441,824
Total	36,700	$15.21	36,700

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

SHORE BANCSHARES, INC.

Date: November 8, 2019	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)