Form 10-K
period 2019-12-31
SHORE BANCSHARES INC
filed 2020-03-13
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

Commission File No. 0‑22345

SHORE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	52‑1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

28969 Information Lane, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (410) 763‑7800

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common stock, par value $.01 per share	SHBI	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 16(d) of the Act. ◻ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	◻	Smaller reporting company	☑
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act): Yes ◻ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $  205,187,524.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 12,519,624 as of February 29, 2020.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Cautionary note regarding forward-looking statements

This Annual Report on Form 10‑K of Shore Bancshares, Inc. (the “Company” and “we,” “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, expected operating results and the assumptions upon which those statements are based. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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
•

changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

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

Recent Transactions

On December 31, 2018, the Company sold the assets and activities of its insurance business, The Avon-Dixon Agency, LLC (“Avon”), a Maryland limited liability company, with two specialty lines, trading as Elliot Wilson Insurance (Trucking) and Jack Martin & Associates (Marine). The Company received net proceeds from the sale of $25.2 million. In addition, the Company discontinued operations of its insurance premium finance business, Mubell, LLC (“Mubell”), a Maryland limited liability company. Additional details related to the sale of Avon and the discontinuing operations of Mubell can be located in Note 2 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Banking Products and Services

The Bank is a Maryland chartered commercial bank with trust powers that can trace its origin to 1876. The Bank currently operates 21 full service branches, 23 ATMs, 2 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County,  Dorchester County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24‑hour telephone banking, internet banking, mobile banking, and 24‑hour automatic teller machine services. The Bank also offers nondeposit products, such as mutual funds and annuities, and discount brokerage services to their customers. Additionally, the Bank has Saturday hours and extended hours on certain evenings during the week for added customer convenience.

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

Deposit Activities

The Bank offers a full array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit. The Bank also offers the CDARS program, providing up to $50 million of FDIC insurance to our customers. Another program offered by the Bank is the ICS program, which is an insured cash sweep program allowing customers the ability to insure deposits over $250 thousand among other Banks that participate in the ICS network while providing competitive rates and easy access to funds. In addition, we offer our commercial customers packages which include cash management services and various checking opportunities and other cash sweep products.

Trust Services

The Bank has a trust department through which it offers trust, asset management and financial planning services to customers within our market areas using the trade name Wye Financial & Trust.

Seasonality

Management does not believe that our business activities are seasonal in nature.

Employees

At February 29, 2020, we employed 294 persons, of which 284 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to us and is not intended to be a comprehensive discussion. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material effect on our business, operations, and earnings.

General

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

The Bank is a Maryland chartered commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18‑month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The primary federal regulator of the Bank is the FRB. The deposits of the Bank are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern its deposit taking operations. In addition to the foregoing, the Bank is subject to numerous state and federal statutes and regulations that affect the business of banking generally.

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

In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

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

Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and have yet to take full effect, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Regulatory Relief Act

On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief and Consumer Protection Act” (the “Regulatory Relief Act”), which amends parts of the Dodd-Frank Act and other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank and to bank holding companies(“BHCs”) with total consolidated assets of less than $10 billion, such as the Company. The Regulatory Relief Act also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it will likely take some time for these agencies to implement the necessary regulations.

Provisions That Are Favorable to Community Banks. There are several provisions in the Regulatory Relief Act that will have a favorable impact on community banks such as the Bank. These are briefly referenced below.

Increase in Small Bank Holding Company Policy Threshold. The Regulatory Relief Act directs the FRB to increase the asset threshold for qualifying for the FRB’s “Small Bank Holding Company Policy Statement” (the “Policy”), from $1 billion to $3 billion. The FRB’s revisions to the Policy took effect on August 30, 2018. Small BHCs or savings and loan holding companies(“SLHCs”) are excluded from the Policy if they are engaged in significant nonbanking activities, engaged in significant off-balance sheet activities, or have a material amount of debt or equity registered with the SEC. The FRB also retains the authority to exclude any BHC or SLHC from the Policy if such action is warranted for supervisory purposes. The Policy allows covered BHCs to operate with higher levels of debt than would normally be permitted, subject to certain restrictions on dividends and the expectation that the BHC will reduce its reliance on debt over time. Also, BHCs that are subject to the Policy are exempt from the FRB’s consolidated risk-based and leverage capital rules implementing Basel III. BHCs subject to the Policy also have less extensive regulatory reporting requirements than larger organizations filing reports on a semi-annual rather than quarterly basis. The Company meets the conditions of the FRB’s Policy and is therefore currently excluded from consolidated capital requirements. However, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Increase in Asset Threshold for Qualifying for an 18-Month Examination Cycle. The Regulatory Relief Act increases the asset threshold for institutions qualifying for an 18-month on-site examination cycle from $1 billion to $3 billion in total consolidated assets.

Short Form Call Reports. The Regulatory Relief Act requires the federal banking agencies to promulgate regulations allowing an insured depository institution with less than $5 billion in total consolidated assets (and that satisfies such other criteria as determined to be appropriate by the agencies) to submit a short-form call report for its first and third quarters.

Deposit Insurance

Our deposits are insured up to applicable limits by the DIF of the FDIC. Deposit insurance is mandatory. We are required to pay assessments to the FDIC on a quarterly basis. The assessment amount is the product of multiplying the assessment base by the assessment amount.

The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Tangible equity is defined in the assessment rule as Tier 1 Capital and is calculated monthly, unless the insured depository institution has less than $1 billion in assets, in which case the insured depository institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The FDIC’s methodology for setting assessments for individual banks has changed over time, although the broad policy is that lower-risk institutions should pay lower assessments than higher-risk institutions. The FDIC now uses a methodology, known as the “financial ratios method,” that began to apply on July 1, 2016, in order to meet requirements of the Dodd-Frank Act. The statute established a minimum designated reserve ratio (the “DFR”), for the DIF of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. The financial ratios took effect when the DRR exceeded 1.15%. The FDIC declared that the DIF reserve ratio exceeded 1.15% by the end of the second quarter of 2016. Accordingly, beginning July 1, 2016, the FDIC began to use the financial ratios method. This methodology assigns a specific assessment rate to each institution based on the institution’s leverage capital, supervisory ratings, and information from the institution’s call report. Under this methodology, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the DIF exceeds 2% and 2.5%.

The Dodd-Frank Act also raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Capital Adequacy Guidelines

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation, or Basel III. Basel III requires banks to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act imposed generally applicable capital requirements with respect to BHCs and their bank subsidiaries and mandated that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements.

In July 2013, the federal banking agencies adopted a final rule, or the Basel III Final Rule, implementing these standards. The Dodd-Frank Act provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this concept, banks must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by this amount each year until it became fully implemented at 2.5% in January 2019.

For purposes of calculating risk-weighted assets, the Basel III Final Rule is designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under this rule, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets, which reflect on- and off-balance sheet items.

For this purpose, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are assigned a 100% credit conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) are assigned a 50% credit conversion factor. Short-term commercial letters of credit are assigned a 20% credit conversion factor, and certain short-term unconditionally cancelable commitments are assigned a 0% credit conversion factor.

Minimum capital standards under the Basel III Final Rule for banks of our size took effect on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for certain of the changes. As discussed under “-Prompt Corrective Action,” depository institutions and depository holding companies with less than $10 billion in total consolidated assets, such as the Company and the Bank, will be deemed to satisfy both the leverage and risk-based capital requirements, provided they satisfy a new “Community Bank Leverage Ratio” required to be promulgated by the Federal Banking agencies.

Under the Basel III Final Rule, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (“CET1”) (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments and deductions for items such as goodwill, other intangible assets, reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The required ratio of “Tier 1 Capital” (consisting generally of CET1 and qualifying preferred stock) to risk-weighted assets is 6%. The remainder of total capital, or Tier 2 Capital, may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

As of January 1, 2019, the Bank is required to maintain a minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets ratio of 7%, a Tier 1 capital to risk-weighted assets ratio of 8.5% and a minimum total capital to risk-weighted assets ratio of 10.5%.

The Basel III Final Rule also includes minimum leverage ratio requirements for banking organizations, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and BHCs meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and BHCs generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.

As an additional means of identifying problems in the financial management of depository institutions, the federal banking regulatory agencies have established certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

The requirements of the Dodd-Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. In addition, the Regulatory Relief Act modifies several provisions in the Dodd-Frank Act, but are subject to implementing regulations. Given the uncertainty associated with the how the provisions of the Dodd-Frank Act and the Regulatory Relief Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. On September 27, 2017, the federal banking agencies proposed a rule intended to reduce the regulatory compliance burden, particularly on community banking organizations, by simplifying several requirements in the Basel III-based capital rules. Specifically, the proposed rule simplifies the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. In 2017, the federal banking agencies adopted an extension of the transition period for application of the Basel III-based capital rules to certain investments, effectively freezing the capital treatment of affected investments until the changes proposed in the September 2017 proposal are finalized and effective.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements set forth in the Basel III Final Rule. An institution is “undercapitalized” if it fails to meet the minimum capital requirements. An institution is “significantly undercapitalized” if any one of its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios falls below 3%, 3%, 4%, and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The Regulatory Relief Act requires the federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8% to 10% for depository institutions and depository institution holding companies, including banks and BHCs, with less than $10 billion in total consolidated assets, such as the Company and the Bank. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed in compliance with all other capital and leverage requirements: (1) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (3) any other capital or leverage requirements to which the depository institution or holding company is subject, in each case, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends and a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

An insured depository institution’s capital level may have consequences outside the prompt corrective action regime. For example, only well-capitalized institutions may accept brokered deposits without restrictions on rates, while adequately capitalized institutions must seek a waiver from the FDIC to accept such deposits and are subject to rate restrictions. Well-capitalized institutions may be eligible for expedited treatment of certain applications, an advantage not available to other institutions.

As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions. As a result of the FRB’s revisions to the Policy raising the total consolidated asset limit in the Policy from $1 billion to $3 billion, the Company is currently exempt from the consolidated capital requirements.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

As of December 31, 2019, the Bank was “well capitalized” according to the guidelines as generally discussed above.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

Anti-Terrorism, Money Laundering Legislation and OFAC

The Bank is subject to the Bank Secrecy Act(“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within FinCEN, but compliance by individual institutions is overseen by its primary federal regulator.

The Bank has established appropriate anti-money laundering and customer identification programs. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

The Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and persons, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of sanctions, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.

The Bank has implemented policies and procedures to comply with the foregoing requirements.

Data Privacy and Cybersecurity

The GLB Act and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLB Act established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

The Consumer Financial Protection Bureau

The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, or the ATR/QM Rule, a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability”

to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective in January 2014.

The Regulatory Relief Act provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.

The Regulatory Relief Act directs Federal banking agencies to issue regulations exempting certain insured depository institutions and insured credit unions with assets of $10 billion or less from the requirement to establish escrow accounts for certain residential mortgage loans.

Insured depository institutions and insured credit unions that originated fewer than 500 closed-end mortgage loans or 500 open-end lines of credit in each of the two preceding years are exempt from a subset of disclosure requirements (recently imposed by the CFPB) under the Home Mortgage Disclosure Act (“HMDA”), provided they have received certain minimum CRA ratings in their most recent examinations.

The Regulatory Relief Act also directs the Comptroller of the Currency to conduct a study assessing the effect of the exemption described above on the amount of HMDA data available at the national and local level.

In addition, Section 941 of the Dodd-Frank Act amended the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to require sponsors of asset-backed securities (“ABS”) to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by Qualified Residential Mortgages (“QRMs”), and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. For purposes of residential mortgage securitizations, the Risk Retention Rule took effect on December 24, 2015. For all other securitizations, the rule took effect on December 24, 2016.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

requires BHCs and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any BHC electing to be treated as a financial holding company to be both well managed and well capitalized;

eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:

Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;

Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;

Rules and regulations established by the National Flood Insurance Program;

Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

Electronic Funds Transfer Act and Regulation E of the FRB, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

We are also subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws. In addition, we must comply with privacy and data security laws and regulations at both the federal and state level.

We are heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us, as well as for the financial services industry in general.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. Proposals that could substantially intensify the regulation of the financial services industry have been and may be expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations, or financial condition.

Federal Securities Laws

The shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Act and listed on the NASDAQ Global Select Market. The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the Sarbanes-Oxley Act of 2002 and the rules of The NASDAQ Stock Market, LLC. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Company is generally required to comply with certain corporate governance requirements.

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

AVAILABLE INFORMATION

The Company maintains an Internet site at www.shorebancshares.com on which it makes available, free of charge, its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s website at www.sec.gov . The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10‑K is not part of, or incorporated by reference into, this Annual Report on Form 10‑K and should not be relied upon in determining whether to make an investment decision.

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

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. In the late 2000’s, the national economy experienced an extended recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. Dramatic declines in the U.S. housing market during the recession, with falling home prices and higher levels of foreclosures, negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Although the housing sector has improved, real estate prices have rebounded and consumer confidence has shown improvement, historical trends indicate that a recession occurs every 8‑10 years which could result in another economic downturn in the near future. A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total commercial real estate loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2019, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 270.4% of total risk-based capital. Construction, land and land development loans represent 57.4% of total risk-based capital. The commercial real estate portfolio has increased 63.0% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. At December 31, 2019, our interest rate sensitivity simulation model projected that net interest income would increase by 4.5% if interest rates immediately rose by 200 basis points. The results of an interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage interest rate risk.

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

As of December 31, 2019, we had classified 93.5% of our debt securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining debt securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost. Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in earnings.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2019, we had recorded goodwill of $17.5 million and other intangible assets of $2.3 million, representing approximately 9.1% and 1.2% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2019, our deferred tax assets were approximately $4.0 million. There was a valuation allowance for deferred taxes of $63 thousand recorded at December 31, 2019 on the parent company as management believes it is more likely than not that the losses in the current year will not be realized for state income tax purposes.

Any changes in the Federal or State tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act of 2017, which among other items reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018. As a result, at December 31, 2017, the Company had to revalue its deferred tax assets which resulted in a write-down of approximately $582 thousand which subsequently increased income tax expense by the same amount. Although this one-time adjustment negatively affected our 2017 earnings, the impact of a lower federal tax rate in 2018 and 2019 had a positive impact on net income.

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

We may from time to time be subject to claims from customers for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate us or our subsidiary from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce our profitability and hurt our financial condition.

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

Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classifications, which are based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increase in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisition activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.      Unresolved Staff Comments.

None.

Item 2.      Properties.

Our offices are listed in the tables below. The address of the Company and Bank’s main office is 18 East Dover Street in Easton, Maryland. The Company owns the real property at 28969 Information Lane in Easton, Maryland, which also houses the Operations, Information Technology, Human Resources and Finance departments of the Company and its subsidiary.

Shore United Bank
Branches
Main Office	Elliott Road Branch	Tred Avon Square Branch
18 East Dover Street	8275 Elliott Road	212 Marlboro Road
Easton, Maryland 21601	Easton, Maryland 21601	Easton, Maryland 21601

St. Michaels Branch	Sunburst Branch	Centreville Branch
1013 South Talbot Street	424 Dorchester Avenue	109 North Commerce Street
St. Michaels, Maryland 21663	Cambridge, Maryland 21613	Centreville, Maryland 21617

Route 213 South Branch	Chester Branch	Denton Branch
2609 Centreville Road	300 Castle Marina Road	850 South 5th Avenue
Centreville, Maryland 21617	Chester, Maryland 21619	Denton, Maryland 21629

Grasonville Branch	Stevensville Branch	Tuckahoe Branch
202 Pullman Crossing	408 Thompson Creek Road	22151 WES Street
Grasonville, Maryland 21638	Stevensville, Maryland 21666	Ridgely, Maryland 21660

Washington Square Branch	Felton Branch	Milford Branch
899 Washington Avenue	120 West Main Street	698-A North Dupont Boulevard
Chestertown, Maryland 21620	Felton, Delaware 19943	Milford, Delaware 19963

Camden Branch	Dover Branch	Arbutus Branch
4580 South DuPont Highway	800 S. Governors Avenue	1101 Maiden Choice Lane
Camden, Delaware 19934	Dover, Delaware 19904	Baltimore, MD 21229

Elkridge Branch	Owings Mills Branch	Onley Branch
6050 Marshalee Drive	9612 Reisterstown Road	25306 Lankford Highway
Elkridge, MD 21075	Owings Mills, MD 21117	Onley, VA 23418

ATMs
Memorial Hospital at Easton	Talbottown
219 South Washington Street	218 North Washington Street
Easton, Maryland 21601	Easton, Maryland 21601

Offices
Division Office - Wye Financial & Trust 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown 651 North Broad Street Suite 201 Middletown, Delaware 19709	Loan Production Office – Ocean City 9748 Stephen Decatur Highway Unit 104 Ocean City, Maryland 21842

Administrative Office – 28969 Information Lane Easton, Maryland 21601	Administrative Office – 23 South Harrison Street Easton, Maryland 21601

The Bank owns the real property on which all of its Maryland offices are located, except that it operates under leases at its St. Michaels branch, loan production office in Ocean City and the office of Wye Financial and Trust in Easton. The Bank leases the real property on which all of its Delaware offices are located, except that it owns the real property on which the Camden and Dover Branches are located. The Bank operates under a lease at its Onley branch in Virginia. For information about rent expense for all leased premises, see Note 5 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of February 28, 2019, the Company had approximately 1,648 registered holders of record.

Shareholders received quarterly cash dividends on shares of common stock totaling $5.3 million in 2019 and $4.1 million in 2018. Dividends increased from 2018 due to the Company’s improved operating results from continuing operations and excess capital. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1‑800‑353‑0103

E-mail for investor inquiries: shareholder@broadridge.com  .

www.broadridge.com

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about these equity compensation plans as of December 31, 2019.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
	and rights	warrants, and rights	securities reflected in
Plan Category	(a)	(b)	column (a)] ( c)
Equity compensation plans approved by security holders(1)	11,671	9.25	636,465

Equity compensation plans approved by security holders(1)	—	—	—

Total	11,671	9.25	636,465

(1)

In addition to stock options and stock appreciation rights, the 2016 Plan permits the grant of stock awards, stock units, and performance units, and the shares available for issuance shown in column (c) may be granted pursuant to such awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares of restricted stock that may be granted to any participant in any calendar year is 50,000; the maximum number of restricted stock units that may be granted to any one participant in any calendar year is 30,000; and the maximum dollar value of performance units that may be granted to any one participant in any calendar year is $1,000,000. As of December 31, 2019, the Company has granted 213,511 shares of restricted stock and 106,494 in restricted stock units that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2020 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s stock during the fourth quarter of 2019.

On April 24, 2019 the Corporation’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Corporation is authorized to repurchase up to $10 million, or approximately 5%, of its common stock for 2019 and 2020. The program may be limited or terminated at any time without prior notice. During the three months ended December 31, 2019, the Corporation repurchased 242,000 shares under the recently approved stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2019.

			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2019 to October 31, 2019	54,400	$15.30	54,400	$8,609,504
November 1, 2019 to November 30, 2019	187,600	16.30	187,600	5,551,624
December 1, 2019 to December 31, 2019	—	—	—	5,551,624
Total	242,000	$15.97	242,000

Item 6.      Selected Financial Data

Not required.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2019 to its financial condition at December 31, 2018 and the results of operations for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $16.20 million for 2019 and net income of $25.00 million for 2018.  The Company recorded net income from continuing operations of $16.28 million for 2019 and net income from continuing operations of $15.76 million for 2018, which excludes the sale of the Company’s retail insurance business, Avon Dixon, LLC(“Avon”) on December 31, 2018 for net proceeds of $25.2 million and a net gain after tax of $9.2 million. The basic and diluted income per share was $1.27 which was comprised of $1.28 from continuing operations and ($.01) from discontinued operations for 2019 and $1.24 from continuing operations and $0.72 from discontinued operations for 2018. When comparing net income from continuing operations for 2019 to 2018, earnings improved due to an increase in noninterest income and a lower provision for credit losses, partially offset by lower net interest income and higher noninterest expenses.

Total assets were $1.559 billion at December 31, 2019, a $76.2 million, or 5.1%, increase when compared to the $1.483 billion at December 31, 2018. The primary factors contributing to the increase were increases in gross loans of $53.3 million, interest-bearing deposits with other banks of $25.6 million and other assets of $22.9 million which included the purchase of $26.5 million in bank owned life insurance (“BOLI”) during 2019, partially offset by decreases of $31.6 million in investment securities.

Total deposits increased $129.0 million, or 10.6% to $1.341 billion at December 31, 2019. The increase was due to increases in rates paid on core deposits as well as rate specials on time deposits.  Total stockholders’ equity increased $9.6 million, or 5.2%, to $192.8 million, or 12.37% of total assets at December 31, 2019. The increase in total stockholders’ equity was primarily due to current year earnings and other comprehensive income, which primarily consisted of unrealized gains in available-for-sale securities for 2019, compared to unrealized losses in 2018.

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

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses and goodwill and other intangible assets are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of similar loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses. A discussion of the allowance determination and factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality - Provision for Credit Losses and Risk Management section below.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2019, the Company had only one banking reporting unit.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The Notes to the Consolidated Financial Statements discuss new accounting policies that the Company adopted during 2019 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2019 was $50.3 million. This represented a $455 thousand, or less than 1%, decrease from 2018. Net interest income increased $5.0 million, or 10.9%, for 2018 when compared to 2017. The decrease in net interest income when comparing 2019 to 2018 was primarily the result of higher average balances and rates paid on interest-bearing deposits, partially offset by higher average balances and yields on loans. The increase in net interest income when comparing 2018 to 2017 was primarily due to funding loan growth with lower yielding assets and, to a lesser extent a higher overall yield on earning assets. When comparing 2019 to 2018, interest income increased $3.9 million while interest expense increased $4.4 million. When comparing 2018 to 2017, interest income increased $8.0 million while interest expense increased $3.0 million.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets minus the cost of average interest liabilities. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.54% for 2019 and 3.74% for 2018. The net interest margin decreased when comparing 2019 to 2018 due to the significant increase in the average balance of interest-bearing deposits in conjunction with higher rates paid on these deposits, partially offset by an improvement in the yield on total earning assets and a reduction in the average balance of short-term borrowings. The net interest margin was stable in 2018 and 2017. The net interest spread, which is the difference between the average yield on earning assets and the rate paid for interest-bearing liabilities, was 3.20% for 2019, 3.57% for 2018 and 3.67% for 2017.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2019, 2018, and 2017.

	2019			2018			2017
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2), (3)	$1,226,361	$55,553	4.53%	$1,153,169	$51,446	4.46%	$983,484	$43,857	4.46%
Investment securities:
Taxable	156,383	3,582	2.29	189,879	4,289	2.26	201,792	3,847	1.91
Tax-exempt	—	—	—	—	—	—	87	5	5.42
Interest-bearing deposits	39,944	794	1.99	14,707	286	1.94	30,819	334	1.08
Total earning assets	1,422,688	59,929	4.21%	1,357,755	56,021	4.13%	1,216,182	48,043	3.95%
Cash and due from banks	18,241			17,327			15,896
Other assets	68,399			71,110			64,854
Allowance for credit losses	(10,425)			(10,278)			(9,181)
Total assets	$1,498,903			$1,435,914			$1,287,751

Interest-bearing liabilities
Demand deposits	$252,907	1,735	0.69%	$215,600	700	0.32%	$210,139	415	0.20%
Money market and savings deposits	389,000	2,782	0.72	378,344	1,024	0.27	339,971	417	0.12
Brokered Deposits	16,369	388	2.37	14,844	315	2.12	—	—	—
Certificates of deposit $100,000 or more	113,017	1,839	1.63	98,331	654	0.67	118,723	605	0.51
Other time deposits	146,344	1,982	1.35	146,492	838	0.57	152,959	805	0.53
Interest-bearing deposits	917,637	8,726	0.95	853,611	3,531	0.41	821,792	2,242	0.27
Short-term borrowings	18,453	481	2.61	77,311	1,636	2.12	4,525	31	0.68
Long-term debt	15,000	429	2.86	3,616	105	2.89	—	—	—
Total interest-bearing liabilities	951,090	9,636	1.01%	934,538	5,272	0.56%	826,317	2,273	0.28%
Noninterest-bearing deposits	348,665			326,677			296,283
Other liabilities	9,009			5,917			5,410
Stockholders’ equity	190,139			168,782			159,741
Total liabilities and stockholders’ equity	$1,498,903			$1,435,914			$1,287,751

Net interest spread		$50,293	3.20%		$50,749	3.57%		$45,770	3.67%
Net interest margin			3.54%			3.74%			3.76%

(1)

All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21% for 2019 and 21% for 2018 and 35% for 2017, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $162 thousand in 2019, $114 thousand in 2018 and $242 thousand in 2017.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

On a tax-equivalent basis, total interest income was $59.9 million for 2019 compared to $56.0 million for 2018. The increase in interest income for 2019 compared to 2018 was primarily due to the increase in the average balance and yields on loans. For 2019 compared to 2018,  the average balance of loans increased $73.2 million and the yield earned on these loans improved to 4.53% from 4.46%. The increased volume of loans coupled with a disciplined effort to maintain and attempt to improve rates on new loan originations resulted in an increase in tax-equivalent interest income of $4.1 million. Interest income on interest-bearing deposits with other banks increased $508 thousand or 177.6%, partially offset by a reduction in the average balance on taxable investment securities in 2019 compared to 2018.

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

As a percentage of total average earning assets, loans, investment securities, and interest-bearing deposits were 86.2%, 11.0%, and 2.8%, respectively, for 2019 which reflected an increase in higher yielding earning assets as well as excess liquidity over 2018. The comparable percentages for 2018 were 84.9%, 14.0%, and 1.1%, respectively, and for 2017 were 80.9%, 16.6%, and 2.5%, respectively. When comparing 2019 to 2018, the overall increase in average balances of earning assets produced $3.9 million more in interest income the result of an increasing yield on loans, coupled with higher average balances in interest-bearing deposits, as seen in the Rate/Volume Variance Analysis below. When comparing 2018 to 2017, the overall increase in average balances of earning assets produced $7.1 million more in interest income the result of a stable yield on loans, coupled with higher yields on taxable investment securities and interest-bearing deposits which produced $860 thousand more in interest income, as seen in the Rate/Volume Variance Analysis below.

Interest expense was $9.6 million for 2019 compared to $5.3 million for 2018. The increase in interest expense for 2019 was primarily due to increases in the average balances and rates paid on interest-bearing deposits, partially offset by a reduction in the average balances on short-term borrowings. During 2019 demand deposits, money market/savings deposits and certificates of deposit over $100 thousand experienced the most significant growth with increases in the average balances of $37.3 million, $10.7 million and $14.7 million, respectively, while the rates paid on these deposits increased 37, 45 and 96 bps, respectively. Alternatively, the average balances on short-term borrowings decreased $58.9 million when compared to 2018, with a rate of 2.61% and 2.12%, respectively.

Interest expense was $5.3 million for 2018 compared to $2.3 million for 2017. The increase in interest expense for 2018 was primarily due to increases in short and long-term borrowings, rates paid on interest-bearing deposits and the addition of brokered deposits. The average balances on short-term and long-term deposits increased $72.8 million and $3.6 million when compared to 2017, with a rate of 2.12% and 2.89%, respectively. Additionally, brokered deposits were added during 2018 resulting in an average balance of $14.8 million with a rate of 2.12%. Both demand deposits and money market/savings deposits experienced growth with increases in average balances of $5.5 million and $38.4 million, respectively, while the rates paid on these deposits increased 12 and 15 bps, respectively. Also impacting interest expense is the accretion of acquisition accounting adjustments from the branch acquisition in 2017 for CD’s of $275 thousand.

During 2019,  higher rates on interest-bearing liabilities produced $5.5 million more in interest expense and decreased volume produced $1.1 million less in interest expense, as shown in the table below. In 2018,  higher rates on interest-bearing liabilities produced $1.2 million more in interest expense and increased volume produced $1.8 million more in interest expense.

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

	2019 over (under) 2018			2018 over (under) 2017
	Total	Caused By		Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest income from earning assets:
Loans	$4,107	$795	$3,312	$7,589	$—	$7,589
Taxable investment securities	(707)	58	(765)	442	679	(237)
Tax-exempt investment securities	—	—	—	(5)	—	(5)
Interest-bearing deposits	508	7	501	(48)	181	(229)
Total interest income	3,908	860	3,048	7,978	860	7,118

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	1,034	936	98	285	275	10
Money market and savings deposits	1,758	1,729	29	607	566	41
Brokered deposits	73	67	6	315	—	315
Time deposits	2,329	2,249	80	82	173	(91)
Short-term borrowings	(1,155)	504	(1,659)	1,605	186	1,419
Long-term debt	324	(1)	325	105	—	105
Total interest expense	4,363	5,484	(1,121)	2,999	1,200	1,799
Net interest income	$(455)	$(4,624)	$4,169	$4,979	$(340)	$5,319

Noninterest Income

Noninterest income, excluding discontinued operations, increased $1.0 million, or 11.2%, in 2019 when compared to 2018. The increase in noninterest income in 2019 when compared to 2018 was primarily due to increases in other noninterest income of $1.0 million which was attributed to other loan and bank services fees for a combined $613 thousand, coupled with income from BOLI of $443 thousand, partially offset by lower trust and investment fee income of $35 thousand. The bank services fees increased due to a conscience effort by management to implement cross-selling services and products within our branch network. The increase in BOLI assets were attributed to the purchase of $26.5 million of additional insurance contracts during December of 2019 which will be used to offset future employee compensation benefit costs.

The following table summarizes our noninterest income from continuing operations for the years ended December 31.

	Years Ended		Change from Prior Year
			2019/ 18
(Dollars in thousands)	2019	2018	Amount	Percent
Service charges on deposit accounts	$3,910	$3,879	$31	0.8%
Trust and investment fee income	1,522	1,557	(35)	(2.2)
Other noninterest income	4,588	3,577	1,011	28.3
Total	$10,020	$9,013	$1,007	11.2

Noninterest income from discontinued operations, excluding the gain on sale of Avon on December 31, 2018, decreased $9.3 million, or 99.8% when compared to 2018. The decrease in noninterest income from discontinued operations was primarily due to insurance agency commissions from Avon of $9.0 million in 2018. The sale of Avon resulted in a net gain before tax of $12.7 million for 2018.

Noninterest Expense

Noninterest expense, excluding discontinued operations, increased $726 thousand, or 2.0%, in 2019 when compared to 2018.  The increase in noninterest expenses was primarily due to higher employee benefits of $1.3 million, due to an increase in medical claims from the Company’s self-funded insurance program and the additional of supplemental executive retirement plans (“SERPs”) during 2019, data processing of $459 thousand, the result of utilizing additional services from our core processor, legal and professional fees of $242 thousand and other noninterest expenses of $265 thousand, partially offset by decreases in salaries and wages of $1.1 million, the result of amortization of intangible assets of $261 thousand and FDIC insurance premiums of $427 thousand.  The reduction in salaries and wages was primarily due to the reduction of a senior executive position at the beginning of 2019, coupled with the elimination of the long-term incentive plan during 2019 which was replaced by SERPs mentioned above.

Noninterest expense from discontinued operations, decreased $7.9 million, or 98.4% when compared to 2018. The decrease in noninterest expense was primarily attributable to the sale of Avon on December 31, 2018 and was primarily concentrated in salaries and wages of $5.1 million and employee benefits of $1.2 million related to Avon in 2018.

The Company had 294 full-time equivalent employees at December 31, 2019, 343 full-time equivalent employees at December 31, 2018 and 327 full-time equivalent employees at December 31, 2017.

The following table summarizes our noninterest expense from continuing operations for the years ended December 31.

	Years Ended		Change from Prior Year
			2019/ 18
(Dollars in thousands)	2019	2018	Amount	Percent
Salaries and wages	$15,413	$16,535	$(1,122)	(6.8)%
Employee benefits	5,283	4,001	1,282	32.0
Occupancy expense	2,758	2,622	136	5.2
Furniture and equipment expense	1,107	950	157	16.5
Data processing	3,790	3,331	459	13.8
Directors’ fees	479	556	(77)	(13.8)
Amortization of intangible assets	605	866	(261)	(30.1)
FDIC insurance premium expense	344	771	(427)	(55.4)
Other real estate owned expenses, net	425	353	72	20.4
Legal and professional fees	2,223	1,981	242	12.2
Other noninterest expenses	5,130	4,865	265	5.4
Total	$37,557	$36,831	$726	2.0

Income Taxes

The Company reported an income tax expense for continuing operations of $5.6 million for 2019, compared to an income tax expense for continuing operations of $5.4 million for 2018. The effective tax rate for continuing operations was 25.6% for 2019 and 25.4% for 2018. The Company’s effective tax rate remained relatively unchanged for 2019 compared to 2018. Please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10‑K for further information.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

The Company invests excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks increased $25.6 million from $50.9 million at December 31, 2018 to $76.5 million at December 31, 2019. This significant increase was the result of deposit growth of $129.9 million, or 10.6%. Average interest-bearing deposits with other banks increased $25.2 million in 2019 when compared to 2018. The increase in 2019 was due to higher average balances on interest and noninterest-bearing deposits of $64.0 million and $22.0 million, respectively.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on available for sale debt securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2019, 94% of the portfolio was classified as available for sale and 6% as held to maturity, similar to the 96% and 4%, respectively, at December 31, 2018. The percentage of securities designated as available for sale reflects the amount that management believes is needed to support our anticipated growth and liquidity needs. With the exception of municipal securities and corporate securities, our general practice is to classify all newly-purchased debt securities as available for sale. On September 16, 2019, the Company bought a $4.0 million corporate bond which it intends to hold to maturity of September 16, 2027. We do not typically invest in derivative securities and held no such investments at December 31, 2019 or December 31, 2018. Total investment securities decreased $31.1 million from $168.2 million at December 31, 2018 to $137.1 million at December 31, 2019. Average investment securities decreased $33.5 million in 2019.

Investment securities available for sale were $122.8 million at the end of 2019 and $154.4 million at the end of 2018.  The Company purchased no available for sale securities in 2019 or 2018. The Company purchased a corporate bond of $4.0 million in the third quarter of 2019 which is classified as held to maturity and there were no purchases of held to maturity securities in 2018. At year-end 2019,  19.4% of the available for sale securities in the portfolio were U.S. Government agencies and 80.6% of the securities were mortgage-backed securities, compared to 21.0% and 79.0%, respectively, at year-end 2018. As seen in the table below, 43% of the available-for-sale portfolio will mature in over five through ten years and 37% will mature in over ten years based on contractual maturities. The comparable amounts for 2018 were 40% and 38%, respectively. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity totaled $8.8 million at December 31, 2019. The comparable amount was $6.0 million at December 31, 2018.

The following table sets forth the maturities and weighted average yields of the bond investment portfolio as of December 31, 2019.

	1 Year or Less		1-5 Years		5‑10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$14,005	1.74%	$8,973	1.54%	$—	—%	$848	4.16%
Mortgage-backed	—	—	1,450	1.45	53,153	2.20	44,362	2.19
Total available for sale	$14,005	1.74	$10,423	1.53	$53,153	2.20	$45,210	2.23

Held to maturity:
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$1,386	2.08%
States and political subdivisions[1]	—	—	400	5.20	—	—	—	—
Other Debt Securities	—	—	—	—	7,000	4.21	—	—
Total held to maturity	$—	—	$400	5.20	$7,000	4.21	$1,386	2.08

[1]	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

Loans

The loan portfolio is the primary source of our income. Loans totaled $1.2 billion at December 31, 2019, an increase of $53.3 million, or 4.5%, from 2018. Most of our loans are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in loans was comprised of increases in commercial real estate loans of $63.1 million, or 12.1%, residential real estate loans of $12.9 million, or 3.0% and consumer loans of $10.5 million, or 143.8% at December 31, 2019 compared to December 31, 2018.  These increases were partially offset by a decrease of $28.3 million, or 22.2% in construction loans. At December 31, 2019, the loan portfolio was comprised of 8.0% construction, 35.4% residential real estate and 47.0% commercial real estate. That compares to 10.7%, 35.9% and 43.8%, respectively, at December 31, 2018. Commercial and consumer loans were 8.2% and 1.4%, respectively, of the portfolio at December 31, 2019 and 9.0% and 0.6%, respectively, at December 31, 2018. At December 31, 2019, 75.5% of the loan portfolio had fixed interest rates and 24.5% had adjustable interest rates, compared to 73.3% and 26.7%, respectively, at December 31, 2018. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2019 and 2018, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth trends in the composition of the loan portfolio over the past five years (including net deferred loan fees/costs).

	December 31,
(Dollars in thousands)	2019		2018		2017		2016		2015
Construction	$99,829	8.0%	$127,572	10.7%	$125,746	11.5%	$84,002	9.6%	$85,632	10.8%
Residential real estate	442,506	35.4	429,560	35.9	399,190	36.5	325,768	37.4	307,063	38.6
Commercial real estate	586,562	47.0	523,427	43.8	464,887	42.5	382,681	43.9	330,253	41.5
Commercial	102,020	8.2	107,522	9.0	97,284	8.9	72,435	8.3	64,911	8.2
Consumer	17,737	1.4	7,274	0.6	6,407	0.6	6,639	0.8	7,255	0.9
Total	$1,248,654	100.0%	$1,195,355	100.0%	$1,093,514	100.0%	$871,525	100.0%	$795,114	100.0%

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2019.

		Maturing after
	Maturing	one but within	Maturing after
(Dollars in thousands)	within one year	five years	five years	Total
Construction	$52,241	$37,809	$9,779	$99,829
Residential real estate	37,535	57,541	347,430	442,506
Commercial real estate	70,644	220,955	294,963	586,562
Commercial	14,111	30,770	57,139	102,020
Consumer	2,010	13,278	2,449	17,737
Total	$176,541	$360,353	$711,760	$1,248,654
Rate terms:
Fixed-interest rate loans	$149,259	$342,157	$450,697	$942,113
Adjustable-interest rate loans	27,282	18,196	261,063	306,541
Total	$176,541	$360,353	$711,760	$1,248,654

Liabilities

Deposits

The Bank uses deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $1.21 billion at December 31, 2018 to $1.34 billion at December 31, 2019 due to increases in every deposit product, with the exception of brokered deposits, which were zero at December 31, 2019. The increases in deposit products consisted of the following: interest-bearing checking deposits of $62.4 million, noninterest-bearing deposits of $26.2 million, time deposits greater than $100 thousand of $29.7 million, savings and money market accounts of $24.0 million and other time deposits of $8.8 million. Average interest-bearing deposits increased $64.0 million, or 7.5%, in 2019, compared to an increase of $31.8 million, or 3.9% in 2018. Average certificates of deposit and other time deposits increased $14.5 million, or 5.9% in 2019, compared to a decrease of $26.9 million, or 9.9% in 2018. Average noninterest-bearing deposits increased $22.0 million, or 6.7%, in 2019, compared to an increase of $30.4 million, or 10.3% in 2018. Deposits provided funding for approximately 89.0% and 86.9% of average earning assets for 2019 and 2018, respectively.

Average deposits increased for 2018 primarily in interest-bearing deposits of $31.8 million as well as an increase in noninterest-bearing deposits of $30.4 million, partially offset by a decline in certificates of deposit and other time deposits of $26.9 million.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2019, 2018, and 2017.

	Average Balances
(Dollars in thousands)	2019		2018		2017
Noninterest-bearing demand	$348,665	27.5%	$326,677	27.7%	$296,283	26.5%
Interest-bearing deposits
Demand	252,907	20.0	215,600	18.3	210,139	18.8
Money market and savings	389,000	30.7	378,344	32.1	339,971	30.4
Brokered deposits	16,369	1.3	14,844	1	—	—
Certificates of deposit, $100,000 to $249,999	81,696	6.5	74,652	6.3	91,373	8.2
Certificates of deposit, $250,000 or more	31,321	2.5	23,679	2.0	27,350	2.4
Other time deposits	146,344	11.5	146,492	12.4	152,959	13.7
Total	$1,266,302	100.0%	$1,180,288	100.0%	$1,118,075	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2019.

(Dollars in thousands)
Three months or less	$1,210
Over three through 6 months	1,020
Over 6 through 12 months	12,337
Over 12 months	24,358
Total	$38,925

Short-Term Borrowings

Short-term borrowings generally consist of securities sold under agreements to repurchase and short-term borrowings from the FHLB. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. We also borrow from the FHLB on a short-term basis and occasionally borrow from correspondent banks under federal fund lines of credit arrangements to meet short-term liquidity needs. At December 31, 2019 short-term borrowings included repurchase agreements and at  December 31, 2018 short-term borrowings included advances and repurchase agreements.

The average balance of short-term borrowings decreased $58.9 million, or 76.1%, in 2019, while the average balance increased $72.8 million, or 1,608.5%, in 2018. While short-term borrowings were used to supplement deposits as a funding source in 2019 and 2018 the need for this funding source in 2019 was greatly reduced as a result of the increase in deposits in 2019.

The following table sets forth our position with respect to short-term borrowings at or for the periods presented.

	2019		2018		2017
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average outstanding for the year	$18,453	2.61%	$77,311	2.12%	$4,525	0.68%
Outstanding at year end	1,226	0.81	60,812	2.62	21,734	1.36
Maximum outstanding at any month end	41,093	—	113,418	—	21,734	—

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had $15.0 million outstanding at the end of 2019 and 2018. The $15.0 million in fixed rate long-term borrowings from Federal Home Loan Bank carries an interest rate of 2.82% and will mature in April 2020.

Capital Resources Management

Total stockholders’ equity for the Company was $192.8 million at December 31, 2019, compared to $183.2 million at December 31, 2018. The increase in stockholders’ equity in 2019 was primarily due to current year earnings and accumulated other comprehensive income, which primarily consisted of unrealized gains in available-for-sale securities, which was partially offset by dividends paid to common stockholders and stock repurchases. The ratio of period-end equity to total assets was 12.37% for 2019, as compared to 12.35% for 2018.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2019, the portion of the investment portfolio designated as “available for sale” had a  net unrealized holding gain, net of tax, of $218 thousand compared to net unrealized holding (losses), net of tax, of $(3.0) million at December 31, 2018.

The  Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the  Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule currently applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $3 billion. The Company has total consolidated assets of less than $3 billion and is currently exempt from the consolidated capital requirements.

As of December 31, 2019, the  Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations.

The following table compares the Bank’s capital ratios to the minimum regulatory requirements as of December 31, 2019, 2018 and 2017.

				Minimum
				Regulatory
				Requirements
(Dollars in thousands)	2019	2018	2017	for 2019
Common equity Tier 1 capital	$163,206	$140,265	$126,751
Tier 1 capital	163,206	140,265	126,751
Tier 2 capital	10,808	10,644	10,082
Total risk-based capital	174,014	150,909	136,833
Net risk-weighted assets	1,254,980	1,185,050	1,107,074
Adjusted average total assets	1,533,919	1,432,686	1,342,484
Risk-based capital ratios:
Common equity Tier 1	13.00%	11.84%	11.45%	7.00*	%
Tier 1	13.00	11.84	11.45	8.50*
Total capital	13.87	12.73	12.36	10.50*
Tier 1 leverage ratio	10.64	9.79	9.44	4.00

*includes phased in capital conservation buffer for 2019 of 2.50%

See Note 18 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Bank (December 31, 2019 and 2018).

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

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category using average historical charge-offs by segment over the last 16 quarters, except for 1‑4 family residential and consumer loans which use the last 8 quarters.

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

As seen in the table below, the provision for credit losses was $700 thousand for 2019, $1.7 million for 2018 and $2.3 million for 2017. The decrease in the level of provision for credit losses in 2019 was primarily due to lower net charge-offs and improved credit quality when compared to 2018. Net loan charge-offs totaled $536 thousand in 2019, $1.1 million in 2018 and $1.2 million in 2017. Real estate loans were 59%,  58% and 44% of total net loans charged off during 2019, 2018 and 2017, respectively.

The allowance for credit losses was $10.5 million, or 0.86% of average outstanding loans at December 31, 2019, compared to an allowance of $10.3 million, or 0.90% of average outstanding loans at December 31, 2018. The lower allowance percentage at the end of 2019 when compared to the end of 2018 was the result of improved credit quality and a reduction in net charge-offs. At December 31, 2017, the allowance for credit losses was $9.8 million, or 0.99% of average outstanding loans. The ratio of net charge-offs to average loans was 0.04% in 2019, 0.10% in 2018 and 0.13% in 2017.

The overall credit quality improved in 2019 compared to 2018 primarily due to a reduction in nonaccrual loans and OREO. In addition, accruing TDRs declined $1.2 million when comparing 2019 to 2018 which reflects continued workout efforts on outstanding problem loans. When comparing 2019 to 2018 loan risk categories, special mention loans increased $4.6 million and substandard loans decreased $9.8 million. The increase in special mention loans was due to the downgrade of a few legacy loans which the Company has been monitoring for several years.  The decrease in substandard loans was primarily due to property sales and credit risk rating upgrades during 2019. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance balance - beginning of period	$10,343	$9,781	$8,726	$8,316	$7,695

Charge-offs:
Construction	(3)	(397)	(54)	(615)	(1,058)
Residential real estate	(646)	(406)	(445)	(580)	(283)
Commercial real estate	—	(240)	(100)	(503)	(920)
Commercial	(411)	(441)	(946)	(497)	(396)
Consumer	(37)	(27)	(32)	(45)	(67)
Total	(1,097)	(1,511)	(1,577)	(2,240)	(2,724)
Recoveries:
Construction	18	43	30	35	125
Residential real estate	27	112	40	298	398
Commercial real estate	206	29	31	25	379
Commercial	305	203	215	428	319
Consumer	5	12	25	16	49
Totals	561	399	341	802	1,270
Net charge-offs	(536)	(1,112)	(1,236)	(1,438)	(1,454)
Provision for credit losses	700	1,674	2,291	1,848	2,075
Allowance balance - end of period	$10,507	$10,343	$9,781	$8,726	$8,316

Average loans outstanding during the period	$1,226,361	$1,153,169	$983,484	$825,475	$748,101
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.04%	0.10%	0.13%	0.17%	0.19%
Allowance for credit losses at period end as a percentage of total period end loans	0.84%	0.87%	0.89%	1.00%	1.05%
Percentage of allowance for credit losses at
year end to average loans	0.86%	0.90%	0.99%	1.06%	1.11%

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction	1,576	8.0%	2,662	10.7%	2,460	11.5%	2,787	9.6%	1,646	10.8%
Residential real estate	2,501	35.4	2,353	35.9	2,284	36.5	1,953	37.4	2,181	38.6
Commercial real estate	4,032	47.0	3,077	43.8	2,594	42.5	2,610	43.9	2,999	41.5
Commercial	1,929	8.2	1,949	9.0	2,241	8.9	1,223	8.3	558	8.2
Consumer	469	1.4	302	0.6	202	0.6	153	0.8	156	0.9
Unallocated	-	-	-	-	-	-	-	-	776	-
Total	$10,507	100.0%	$10,343	100.0%	$9,781	100.0%	$8,726	100.0%	$8,316	100.0%

At December 31, 2019, nonperforming assets were $12.0 million, a decrease of $6.0 million, or 33.4%, when compared to December 31, 2018.  The decrease in nonperforming assets was due to diligent workout efforts by the Company to reduce nonaccrual loans and other real estate owned properties. Accruing TDRs were $7.5 million at December 31, 2019, a decrease of $1.2 million, or 13.4%, when compared to December 31, 2018. At December 31, 2019, the ratio of nonaccrual loans to total assets was 0.68%, a decrease from 1.12% at December 31, 2018. The ratio of accruing TDRs to total assets at December 31, 2019 was 0.48% improving from 0.58% at December 31, 2018. When comparing December 31, 2018 to December 31, 2017, the negative trend in nonperforming assets, as well as the corresponding asset quality ratios, was primarily due to a delinquent agricultural loan relationship which was placed on nonaccrual late in the fourth quarter of 2018 for approximately $7.5 million. No losses have been incurred for this relationship since the fourth quarter of 2018.

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

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonperforming assets
Nonaccrual loans
Construction	$—	$2,842	$3,003	$3,818	$7,529
Residential real estate	2,475	4,099	1,482	3,903	2,259
Commercial real estate	7,817	9,374	149	1,152	2,022
Commercial	298	340	337	—	161
Consumer	—	—	—	99	122
Total nonaccrual loans	10,590	16,655	4,971	8,972	12,093
Loans 90 days or more past due and still accruing
Construction	—	—	—	—	—
Residential real estate	556	139	421	—	—
Commercial real estate	770	—	218	—	—
Commercial	—	—	—	10	—
Consumer	—	—	—	10	7
Total loans 90 days or more past due and still accruing	1,326	139	639	20	7
Other real estate owned	74	1,222	1,794	2,477	4,252
Total nonperforming assets	$11,990	$18,016	$7,404	$11,469	$16,352

Accruing TDRs
Construction	$41	$51	$3,972	$4,189	$4,069
Residential real estate	4,041	4,454	4,536	3,875	5,686
Commercial real estate	3,419	4,158	4,818	4,936	5,740
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total accruing TDRs	$7,501	$8,663	$13,326	$13,000	$15,495

As a percent of total loans:
Nonaccrual loans	0.85%	1.39%	0.45%	1.03%	1.52%
Accruing TDRs	0.60%	0.72%	1.22%	1.49%	1.95%
Nonaccrual loans and accruing TDRs	1.45%	2.12%	1.67%	2.52%	3.47%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.96%	1.51%	0.68%	1.31%	2.05%
Nonperforming assets and accruing TDRs	1.56%	2.23%	1.89%	2.80%	3.98%

As a percent of total assets:
Nonaccrual loans	0.68%	1.12%	0.36%	0.77%	1.07%
Nonperforming assets	0.77%	1.21%	0.53%	0.99%	1.44%
Accruing TDRs	0.48%	0.58%	0.96%	1.12%	1.37%
Nonperforming assets and accruing TDRs	1.25%	1.80%	1.49%	2.11%	2.81%

Market Risk Management and Interest Sensitivity

The Company’s net income is largely dependent on its net interest income.  Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets.  When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.

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

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the EVE, which, in theory, approximates the fair value of the Company’s net assets.

The following tables present the projected change in the Bank’s net interest income and EVE at December 31, 2019 and 2018 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	40%	30%	20%	10%	(10)%	(20)%
December 31, 2019	8.1%	6.3%	4.5%	2.4%	(7.7)%	(13.2)%
December 31, 2018	2.2%	1.6%	1.2%	0.8%	(5.6)%	(12.7)%

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	25%	20%	15%	10%	(20)%	(35)%
December 31, 2019	(3.6)%	(1.2)%	1.3%	1.4%	(7.7)%	(20.9)%
December 31, 2018	(7.0)%	(5.0)%	(2.8)%	(0.6)%	(4.7)%	(12.6)%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $270.1 million from the FHLB as of December 31, 2019.

At December 31, 2019, our loan to deposit ratio was approximately 93.1%, lower than the 98.6% at year-end 2018. Investment securities available for sale totaling $122.8 million at the end of 2019 were available for the management of liquidity and interest rate risk. The comparable amount was $154.4 million at December 31, 2018. Cash and cash equivalents were $95.0 million at December 31, 2019, an increase of $27.7 million, or 41.3%, compared to the $67.2 million at year-end 2018, which reflects the increase in deposits during 2019. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective. Yount, Hyde & Barbour, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting, which appears in the following pages.

March 13, 2020

/s/ Lloyd L. Beatty, Jr.	/s/ Edward C. Allen
Lloyd L. Beatty, Jr.	Edward C. Allen
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2017.

Winchester, Virginia

March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Shore Bancshares, Inc.
Easton, Maryland

Opinion on the Internal Control Over Financial Reporting

We have audited Shore Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company, and our report dated March 13, 2020 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 13, 2020

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks	$18,465	$16,294
Interest-bearing deposits with other banks	76,506	50,931
Cash and cash equivalents	94,971	67,225
Investment securities:
Available-for-sale, at fair value	122,791	154,432
Held to maturity, at amortized cost - fair value of $8,654 (2019) and $6,000 (2018)	8,786	6,043
Equity securities, at fair value	1,342	1,269
Restricted securities	4,190	6,476

Loans	1,248,654	1,195,355
Less: allowance for credit losses	(10,507)	(10,343)
Loans, net	1,238,147	1,185,012

Premises and equipment, net	23,821	22,711
Goodwill	17,518	17,518
Other intangible assets, net	2,252	2,857
Other real estate owned, net	74	1,222
Right-of-use assets	4,771	—
Other assets	40,572	17,678
Assets of discontinued operations	—	633
TOTAL ASSETS	$1,559,235	$1,483,076

LIABILITIES
Deposits:
Noninterest-bearing	$356,618	$330,466
Interest-bearing	984,716	881,875
Total deposits	1,341,334	1,212,341

Short-term borrowings	1,226	60,812
Long-term borrowings	15,000	15,000
Lease liabilities	4,792	—
Other liabilities	4,081	8,415
Liabilities of discontinued operations	—	3,323
TOTAL LIABILITIES	1,366,433	1,299,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,500,372 (2019) and 12,749,497 (2018)	125	127
Additional paid in capital	61,045	65,434
Retained earnings	131,425	120,574
Accumulated other comprehensive income (loss)	207	(2,950)
TOTAL STOCKHOLDERS' EQUITY	192,802	183,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,559,235	$1,483,076

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except per share data)	2019	2018

INTEREST INCOME
Interest and fees on loans	$55,391	$51,332
Interest and dividends on investment securities:
Taxable	3,582	4,289
Interest on deposits with other banks	794	286
Total interest income	59,767	55,907

INTEREST EXPENSE
Interest on deposits	8,726	3,531
Interest on short-term borrowings	481	1,636
Interest on long-term borrowings	429	105
Total interest expense	9,636	5,272

NET INTEREST INCOME	50,131	50,635
Provision for credit losses	700	1,674

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	49,431	48,961

NONINTEREST INCOME
Service charges on deposit accounts	3,910	3,879
Trust and investment fee income	1,522	1,557
Other noninterest income	4,588	3,577
Total noninterest income	10,020	9,013

NONINTEREST EXPENSE
Salaries and wages	15,413	16,535
Employee benefits	5,283	4,001
Occupancy expense	2,758	2,622
Furniture and equipment expense	1,107	950
Data processing	3,790	3,331
Directors' fees	479	556
Amortization of other intangible assets	605	866
FDIC insurance premium expense	344	771
Other real estate owned expenses, net	425	353
Legal and professional fees	2,223	1,981
Other noninterest expenses	5,130	4,865
Total noninterest expense	37,557	36,831

Income from continuing operations before income taxes	21,894	21,143
Income tax expense	5,610	5,380
Income from continuing operations	16,284	15,763

(Loss) income from discontinued operations before income taxes	(113)	1,421
Gain on sale of insurance agency	—	12,736
Income tax (benefit) expense	(27)	4,923
(Loss) income from discontinued operations	(86)	9,234

NET INCOME	$16,198	$24,997

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

For the Years Ended December 31,

Earnings per common share - Basic
Income from continuing operations	$1.28	$1.24
(Loss) income from discontinued operations	(0.01)	0.72
Net income	$1.27	$1.96
Earnings per common share - Diluted
Income from continuing operations	$1.28	$1.24
(Loss) income from discontinued operations	(0.01)	0.72
Net income	$1.27	$1.96

Dividends paid per common share	$0.42	$0.32

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(Dollars in thousands)	2019	2018
Net income	$16,198	$24,997

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	4,314	(2,308)
Tax effect	(1,178)	639

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	29	30
Tax effect	(8)	(8)

Total other comprehensive income (loss)	3,157	(1,647)
Comprehensive income	$19,355	$23,350

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity
Balances, January 1, 2018	$127	$65,256	$99,662	$(1,309)	$163,736

Cumulative effect adjustment (ASU 2016-01)	—	—	(6)	6	—

Net income	—	—	24,997	—	24,997

Other comprehensive (loss)	—	—	—	(1,647)	(1,647)

Stock-based compensation	—	447	—	—	447

Exercise of options and vesting of restricted stock, net of shares surrendered	—	(269)	—	—

Cash dividends declared	—	—	(4,079)	—	(4,079)

Balances, December 31, 2018	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	16,198	—	16,198

Other comprehensive income	—	—	—	3,157	3,157

Retirement of common stock	(3)	(4,449)	—	—	(4,452)

Stock-based compensation	—	149	—	—	149

Exercise of options and vesting of restricted stock, net of
shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(5,347)	—	(5,347)

Balances, December 31, 2019	$125	$61,045	$131,425	$207	$192,802

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	For Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,198	$24,997
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(468)	(679)
Provision for credit losses	700	1,674
Depreciation and amortization	2,393	2,297
Net amortization of securities	512	649
Stock-based compensation expense	149	447
Deferred income tax expense (benefit)	241	(1,610)
Losses on sales and valuation adjustments on other real estate owned	417	290
Net (gain) on disposal of discontinued operations	—	(12,736)
Fair value adjustment on equity securities	(42)	5
Bank owned life insurance income	(443)	(73)
Net changes in:
Accrued interest receivable	(110)	164
Other assets	2,304	(3,258)
Accrued interest payable	(274)	539
Other liabilities	(7,834)	5,590
Net cash provided by operating activities	13,743	18,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	35,447	38,914
Proceeds from maturities and principal payments of investment securities held to maturity	1,282	228
Purchases of securities held to maturity	(4,000)	—
Purchases of equity securities	(31)	(616)
Net change in loans	(53,528)	(102,644)
Purchases of premises and equipment	(2,244)	(1,133)
Proceeds from sales of other real estate owned	731	378
Net redemption of restricted securities	2,286	—
Net purchases of restricted securities	—	(2,741)
Net proceeds from disposal of discontinued operations	—	25,159
Purchases of bank owned life insurance	(25,621)	—
Net cash (used in) investing activities	(45,678)	(42,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	26,152	2,144
Interest-bearing deposits	103,002	7,690
Short-term borrowings	(59,586)	39,078
Long-term borrowings	—	15,000
Proceeds from the issuance of common stock	—	—
Common stock dividends paid	(5,347)	(4,079)
Retirement of common stock	(4,452)	—
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(88)	(269)
Net cash provided by financing activities	59,681	59,564
Net increase in cash and cash equivalents	27,746	35,405
Cash and cash equivalents at beginning of period	67,225	31,820
Cash and cash equivalents at end of period	$94,971	$67,225

Supplemental cash flows information:
Interest paid	$10,071	$5,008
Income taxes paid	$11,920	$5,365
Lease liabilities arising from right-of-use assets	$5,243	$—
Transfers from loans to other real estate owned	$—	$96
Unrealized gain (loss) on securities available for sale	$4,314	$(2,308)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$29	$30

The notes to consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiary (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The investment in subsidiary is recorded on the Company’s books (Parent only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the determination of the allowance for loan losses, fair values initially assigned in an acquisition and subsequent evaluations of the related goodwill and intangible assets for impairment.

Investment Securities Available for Sale

Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent those debt securities which management may sell as part of its asset/liability management strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Premiums and discounts are amortized or accreted into interest income using the interest method over the lives of the individual securities. Interest on investment securities is recognized in interest income on an accrual basis. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of related income taxes. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are reflected in earnings as realized losses. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrade of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a determination that management has the intent to sell the security or will be required to sell the security before recovery of its amortized cost.

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

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms when due. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral. Once the amount of impairment has been determined, the uncollectible portion is charged off. Income on impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote or the impairment analysis yielded no impairment for the loan. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Reserves for probable credit losses related to these loans are based on historical loss ratios and an analysis of qualitative factors and are included in the formula portion of the allowance for credit losses. See additional discussion below under the section, “Allowance for Credit Losses”.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio as of the balance sheet date and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions and other observable data. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or collateral value of impaired loans, estimated losses on pools of similar loans that are based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loans, or portions thereof, that are considered uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The criteria for charge offs are addressed in the Bank’s Collection and Workout Policy. Per the policy, the recognition of the loss of loans or portions of loans will occur when there is a reasonable probability of loss. When the amount of loss can be readily calculated, the loss will be recognized. In cases where a probable charge-off amount cannot be calculated, specific reserves will be maintained. A provision for credit losses is charged to income based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

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

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category using average historical charge-offs by segment over the last 16 quarters or 8 quarters. Loans identified as pass-watch, special mention, substandard, and doubtful are considered to have elevated credit risk. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. The qualitative formula allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or historical formula allowance. A pass-watch loan has adequate risk and may include loans which may have been upgraded from another higher risk category. A special mention loan has potential weaknesses that could result in a future loss to the Company if the weaknesses are realized. A substandard loan has certain deficiencies that could result in a future loss to the Company if these deficiencies are not corrected. A doubtful loan has enough risk that there is a high probability that the Company will sustain a loss.

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

Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing.

Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2019, the Company had one reporting unit and operating segment (i.e., the Bank).

During the fourth quarter of 2019 and 2018, goodwill and other intangible assets were subjected to the annual assessment for impairment. As a result of the assessment, it was determined that it was not more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts so no impairment was recorded.

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

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. The Company accounts for income taxes using the liability method in accordance with required accounting guidance. Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes result from such temporary differences.

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

The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2016.

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

Cash and Cash Equivalents

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Certain interest-bearing deposits with banks may exceed balances that are recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance. Balances in excess of FDIC insurance at December 31, 2019 were approximately $4.9 million.

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in each reporting period until settlement based on the quantity of awards for which it is probable that the performance conditions will be achieved. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent’s common stock at the time of grant. Expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity.

Fair Value

The Company measures certain financial assets and liabilities at fair value, with the measurements made on a recurring or nonrecurring basis. Financial instruments measured at fair value on a recurring basis are investment securities available for sale. Impaired loans and other real estate owned are financial instruments measured at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs, reducing subjectivity. See Note 21 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs for continuing operations of approximately $425 thousand for the year ended December 31, 2019 and $509 thousand for the year ended December 31, 2018.

Comprehensive Income

Unrealized gains and losses on available-for-sale securities and unrealized losses on securities transferred from AFS to HTM are the two components of accumulated other comprehensive income for the Company. There were no reclassifications from accumulated other comprehensive income (loss) in 2019 and 2018.

Discontinued Operations

During the year ended December 31, 2018, the Company completed the sale of its Insurance Agency, Avon Dixon (“Avon”), which represented the Company’s Insurance segment. In accordance with ASC 205‑20, the Company determined that the sale of Avon and the discontinued operation of the Company’s Premium Finance Company, Mubell Finance, LLC (“Mubell”), including assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.

Segment Reporting

In connection with the sale of Avon and the discontinued operation of Mubell, which represented the Company’s Insurance segment, the Company reassessed its reportable operating segments. Based on this internal evaluation, the Company determined that its previously disclosed reportable segment, Insurance products and services, is no longer applicable. Accordingly, to better reflect how the Company is now managed and how information is reviewed by the chief operating decision maker, the Company’s chief executive officer, the Company determined that all services offered by the Company relate to Commercial Banking. As a result, the Company’s only reportable segment is Commercial Banking.

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

ASU No. 2019-11 - In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets).  In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2020-01 will have on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

NOTE 2. SALE OF SUBSIDIARY

Avon-Dixon Agency Sale

On December 31, 2018, the Company completed the sale of specific assets and activities related to its Insurance Agency, Avon Dixon, LLC (“Avon”) to Alera Group Agency, LLC (“Alera”). Also, on this date the Company discontinued its operations of its Premium Finance Company, Mubell Finance, LLC (“Mubell”). Together, these companies are referred to as the “Insurance Subsidiaries”. The Insurance subsidiaries represented the Company’s insurance products and services segment, the activities of which related to originating, servicing and underwriting retail insurance policies. Assets sold to Alera included various intangible assets and a 40% interest in a segregated portfolio of Eastern Re. Ltd., a specialty reinsurance company. The Mubell Company, along with certain other assets and liabilities that were to be sold or settled separately within one year, were classified as discontinued operations in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income.

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

The following table summarizes the calculation of the net gain on disposal of discontinued operations:

($ in thousands)	Year Ended December 31, 2018
Proceeds from the transaction	$29,276
Compensation expense related to the transaction	2,588
Broker fees	935
Other transaction costs	594
Net cash proceeds	25,159
Net assets sold	(12,423)
Net gain on disposal	$12,736

The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:

Balance Sheets of Discontinued Operations

	December 31,	December 31,
($ in thousands)	2019	2018
ASSETS

Goodwill	$—	$8
Other assets	—	625
Assets of discontinued operations	$—	$633

LIABILITIES

Accrued expenses and other liabilities	$—	$3,323
Liabilities of discontinued operations	$—	$3,323

Statements of Income of Discontinued Operations

	For Year Ended
	December 31,
($ in thousands)	2019	2018
Noninterest income
Net gain on disposal	$—	$12,736
Insurance agency commissions	—	9,006
All other income	15	335
Total noninterest income	15	22,077
Noninterest expense
Salaries and wages	28	5,156
Employee benefits	7	1,173
Occupancy expense	14	428
Furniture and equipment	1	—
Amortization of intangible assets	—	47
Legal and professional fees	73	77
Other noninterest expenses	5	1,039
Total noninterest expense	128	7,920
(Loss) income from discontinued operations before income taxes	(113)	14,157
Income tax (benefit) expense	(27)	4,923
(Loss) income from discontinued operations	$(86)	$9,234

NOTE 3. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2019
U.S. Government agencies	$23,854	$3	$31	$23,826
Mortgage-backed	98,638	574	247	98,965
Total	$122,492	$577	$278	$122,791

December 31, 2018
U.S. Government agencies	$34,285	$2	$651	$33,636
Mortgage-backed	124,162	115	3,481	120,796
Total	$158,447	$117	$4,132	$154,432

The Company adopted ASU 2016‑01 effective January 1, 2018 and equity securities with an aggregate fair value of $1.3 million at December 31, 2019 and 2018 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $42 thousand for 2019 and $(5) thousand for 2018, respectively.

Held-to-maturity securities:
December 31, 2019
U.S. Government agencies	$1,386	$—	$5	$1,381
States and political subdivisions	400	1	—	401
Other Debt securities	7,000	—	128	6,872
Total	$8,786	$1	$133	$8,654

December 31, 2018
U.S. Government agencies	$1,642	$—	$25	$1,617
States and political subdivisions	1,401	14	—	1,415
Other Debt securities	3,000	—	32	2,968
Total	$6,043	$14	$57	$6,000

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Available-for-sale securities:
U.S. Government agencies	$4,995	$5	$18,516	$26	$23,511	$31
Mortgage-backed	12,180	27	22,282	220	34,462	247
Total	$17,175	$32	$40,798	$246	$57,973	$278

Held-to-maturity securities:
U.S. Government agencies	1,381	5	—	—	1,381	5
Other debt securities	3,905	95	2,967	33	6,872	128
Total	$5,286	$100	$2,967	$33	$8,253	$133

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available-for-sale securities:
U.S. Government agencies	$1,079	$10	$32,362	$641	$33,441	$651
Mortgage-backed	13,981	261	99,904	3,220	113,885	3,481
Total	$15,060	$271	$132,266	$3,861	$147,326	$4,132

Held-to-maturity securities:
U.S. Government agencies	—	—	1,617	25	1,617	25
Other debt securities	2,968	32	—	—	2,968	32
Total	$2,968	$32	$1,617	$25	$4,585	$57

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were thirty-three available-for-sale securities in an unrealized loss position at December 31, 2019, of which twenty-six were mortgage-backed and seven were U.S. Government agencies. Three held-to-maturity securities were in an unrealized loss position at December 31, 2019, two corporate securities and one agency.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2019.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$14,012	$14,005	$—	$—
Due after one year through five years	10,449	10,423	400	401
Due after five years through ten years	52,894	53,153	7,000	6,872
Due after ten years	45,137	45,210	1,386	1,381
Total	$122,492	$122,791	$8,786	$8,654

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

	December 31, 2019		December 31, 2018
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$66,904	$67,142	$99,729	$97,170

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2019 or 2018.

Proceeds from sales of investment securities were $0 for the years ended December 31, 2019 and 2018, respectively. There were no gains on the sale or call of investment securities for the years ended December 31, 2019 and 2018. Gross losses on sales or calls were less than $1 thousand and $0 for the years ended December 31, 2019 and 2018, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County and Dorchester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Construction	$99,829	$127,572
Residential real estate	442,506	429,560
Commercial real estate	586,562	523,427
Commercial	102,020	107,522
Consumer	17,737	7,274
Total loans	1,248,654	1,195,355
Allowance for credit losses	(10,507)	(10,343)
Total loans, net	$1,238,147	$1,185,012

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2019 and 2018, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $18.8 million and $13.2 million, respectively. During 2019 and 2018, loan additions were approximately $15.7 million and $1.9 million, respectively, and loan repayments were approximately $8.6 million and $2.6 million, respectively. Due to changes in the composition of related parties, $1.4 million of loans included in the total for the prior year end were no longer reported as related party loans at December 31, 2019. Net loan origination costs, included in balances above, totaled $1.8 million and $789 thousand as of December 31, 2019 and 2018, respectively. At December 31, 2019 and December 31, 2018 included in total loans were $79.2 million and $92.8 million in loans, respectively, acquired as part of the 2017 NWBI branch acquisition. These balances are presented net of the related discount which totaled $1.1 million at December 31, 2019 and $1.4 million at December 31, 2018.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2019 and 2018.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2019
Loans individually evaluated for impairment	$41	$7,072	$12,006	$298	$—	$19,417
Loans collectively evaluated for impairment	99,788	435,434	574,556	101,722	17,737	1,229,237
Total loans	$99,829	$442,506	$586,562	$102,020	$17,737	$1,248,654

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$395	$580	$—	$—	$975
Loans collectively evaluated for impairment	1,576	2,106	3,452	1,929	469	9,532
Total allowance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2018
Loans individually evaluated for impairment	$2,893	$8,553	$13,532	$340	$—	$25,318
Loans collectively evaluated for impairment	124,679	421,007	509,895	107,182	7,274	1,170,037
Total loans	$127,572	$429,560	$523,427	$107,522	$7,274	$1,195,355

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$320	$301	$104	$36	$—	$761
Loans collectively evaluated for impairment	2,342	2,052	2,973	1,913	302	9,582
Total allowance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

The allowance for loan losses was 0.84% of total loans at December 31, 2019, compared to 0.87% at December 31, 2018.

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2019 and 2018. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
December 31, 2019
Impaired nonaccrual loans:
Construction	$—	—	—	—	—	1,076	—
Residential real estate	2,660	678	1,797	215	2,052	2,691	—
Commercial real estate	8,242	5,680	2,137	561	8,533	9,421	—
Commercial	421	298	—	—	301	313	—
Consumer	—	—	—	—	—	—	—
Total	$11,323	$6,656	$3,934	$776	$10,886	$13,501	$—

Impaired accruing TDRs:
Construction	$41	$41	$—	$—	$41	$46	$10
Residential real estate	4,041	2,583	1,458	180	4,052	4,157	171
Commercial real estate	3,419	2,748	671	19	3,438	3,496	125
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,501	$5,372	$2,129	$199	$7,531	$7,699	$306

Other Impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—	$—
Residential real estate	556	556	—	—	—	—	—
Commercial real estate	770	770	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,326	$1,326	$—	$—	$—	$—	$—

Total impaired loans:
Construction	$41	$41	$—	$—	$41	$1,122	$10
Residential real estate	7,257	3,817	3,255	395	6,104	6,848	171
Commercial real estate	12,431	9,198	2,808	580	11,971	12,917	125
Commercial	421	298	—	—	301	313	—
Consumer	—	—	—	—	—	—	—
Total	$20,150	$13,354	$6,063	$975	$18,417	$21,200	$306

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2018
Impaired nonaccrual loans:
Construction	$3,219	$127	$2,715	$320	$2,932	$2,988	$—
Residential real estate	4,281	2,605	1,494	118	2,820	1,884	—
Commercial real estate	10,029	9,307	67	67	4,283	2,149	—
Commercial	445	—	340	36	329	336	—
Consumer	—	—	—	—	—	—	—
Total	$17,974	$12,039	$4,616	$541	$10,364	$7,357	$—

Impaired accruing TDRs:
Construction	$51	$51	$—	$—	$52	$866	$35
Residential real estate	4,454	1,440	3,014	183	4,585	4,606	125
Commercial real estate	4,158	1,286	2,872	37	4,164	4,416	149
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$8,663	$2,777	$5,886	$220	$8,801	$9,888	$309

Total impaired loans:
Construction	$3,270	$178	$2,715	$320	$2,984	$3,854	$35
Residential real estate	8,735	4,045	4,508	301	7,405	6,490	125
Commercial real estate	14,187	10,593	2,939	104	8,447	6,565	149
Commercial	445	—	340	36	329	336	—
Consumer	—	—	—	—	—	—	—
Total	$26,637	$14,816	$10,502	$761	$19,165	$17,245	$309

The following tables provide a roll-forward for troubled debt restructurings as of and for the years ended December 31, 2019 and December 31, 2018.

	1/1/2019						12/31/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For year ended
December 31, 2019
Accruing TDRs
Construction	$51	$—	$(10)	$—	$—	$—	$41	$—
Residential real estate	4,454	41	(101)	—	—	(353)	4,041	180
Commercial real estate	4,158	—	(739)	—	—	—	3,419	19
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$41	$(850)	$—	$—	$(353)	$7,501	$199

Nonaccrual TDRs
Construction	$2,798	$—	$(1,402)	$(3)	$(1,393)	$—	$—	$—
Residential real estate	—	—	—	—	1,393	—	1,393	113
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(21)	—	—	—	299	—
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(1,423)	$(3)	$—	$—	$1,692	$113

Total	$11,781	$41	$(2,273)	$(3)	$—	$(353)	$9,193	$312

	1/1/2018						12/31/2018
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For year ended
December 31, 2018
Accruing TDRs
Construction	$3,972	$—	$(229)	$(397)	$(695)	$(2,600)	$51	$—
Residential real estate	4,536	—	(85)	—	541	(538)	4,454	183
Commercial real estate	4,818	—	(441)	—	—	(219)	4,158	37
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$13,326	$—	$(755)	$(397)	$(154)	$(3,357)	$8,663	$220

Nonaccrual TDRs
Construction	$2,878	$—	$(163)	$—	$83	$—	$2,798	$320
Residential real estate	—	—	—	(80)	80	—	—	—
Commercial real estate	83	—	—	—	(83)	—	—	—
Commercial	337	—	(17)	—	—	—	320	16
Consumer	—	—	—	—	—	—	—	—
Total	$3,298	$—	$(180)	$(80)	$80	$—	$3,118	$336

Total	$16,624	$—	$(935)	$(477)	$(74)	$(3,357)	$11,781	$556

The following tables provide information on loans that were modified and considered TDRs during 2019 and 2018.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For year ended
December 31, 2019
Construction	—	$—	$—	$—
Residential real estate	3	2,310	2,119	—
Commercial real estate	1	2,152	1,531	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	4	$4,462	$3,650	$—

For year ended
December 31, 2018
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

During the year ended December 31, 2019, there was one new TDR and three previously recorded TDR’s which were modified.

The following tables provide information on TDRs that defaulted during 2019 and 2018 within 12 months of their restructuring. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, charged-off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For year ended
December 31, 2019
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

For year ended
December 31, 2018
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2019, there were no nonaccrual loans classified as special mention or doubtful and $10.6 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2018, there were no nonaccrual loans classified as special mention or doubtful and $16.7 million of nonaccrual loans were classified as substandard.

 The following tables provide information on loan risk ratings as of December 31, 2019 and 2018.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2019
Construction	$84,357	$13,068	$2,404	$—	$—	$99,829
Residential real estate	404,500	29,223	5,549	3,234	—	442,506
Commercial real estate	455,388	115,190	4,822	11,162	—	586,562
Commercial	80,816	20,130	746	328	—	102,020
Consumer	17,347	383	2	5	—	17,737
Total	$1,042,408	$177,994	$13,523	$14,729	$—	$1,248,654

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2018
Construction	$93,977	$30,735	$—	$2,860	$—	$127,572
Residential real estate	386,553	33,739	3,769	5,499	—	429,560
Commercial real estate	389,219	113,873	4,515	15,820	—	523,427
Commercial	90,777	15,727	642	376	—	107,522
Consumer	6,805	466	—	3	—	7,274
Total	$967,331	$194,540	$8,926	$24,558	$—	$1,195,355

The following tables provide information on the aging of the loan portfolio as of December 31, 2019 and 2018.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2019
Construction	$99,234	$595	$—	$—	$595	$—	$99,829
Residential real estate	435,671	3,021	783	556	4,360	2,475	442,506
Commercial real estate	577,015	743	217	770	1,730	7,817	586,562
Commercial	101,476	246	—	—	246	298	102,020
Consumer	17,680	57	—	—	57	—	17,737
Total	$1,231,076	$4,662	$1,000	$1,326	$6,988	$10,590	$1,248,654
Percent of total loans	98.6%	0.4%	0.1%	0.1%	0.6%	0.8%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2018
Construction	$124,535	$195	$—	$—	$195	$2,842	$127,572
Residential real estate	423,732	1,384	206	139	1,729	4,099	429,560
Commercial real estate	512,252	253	1,548	—	1,801	9,374	523,427
Commercial	107,089	83	10	—	93	340	107,522
Consumer	7,238	30	6	—	36	—	7,274
Total	$1,174,846	$1,945	$1,770	$139	$3,854	$16,655	$1,195,355
Percent of total loans	98.3%	0.2%	0.1%	—%	0.3%	1.4%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2019 and 2018.

Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	(3)	(646)	—	(411)	(37)	(1,097)
Recoveries	18	27	206	306	4	561
Net charge-offs	15	(619)	206	(105)	(33)	(536)

Provision	(1,101)	767	749	85	200	700
Ending Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2018
Allowance for credit losses:
Beginning Balance	$2,460	$2,284	$2,594	$2,241	$202	$9,781

Charge-offs	(397)	(406)	(240)	(441)	(27)	(1,511)
Recoveries	43	112	29	203	12	399
Net charge-offs	(354)	(294)	(211)	(238)	(15)	(1,112)

Provision	556	363	694	(54)	115	1,674
Ending Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $23 thousand and $949 thousand as of December 31, 2019 and 2018. There were no residential real estate properties included in the balance of other real estate owned at December 31, 2019 and December 31, 2018.

All accruing TDRs were in compliance with their modified terms. One loan was transferred to nonaccrual during 2018. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2019 and December 31, 2018.

NOTE 5. LEASES

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2019
Lease liabilities	$4,792
Right-of-use assets	$4,771
Weighted average remaining lease term	11.76	years
Weighted average discount rate	3.13%

For the year ended
Lease cost (in thousands)	December 31, 2019
Operating lease cost	$620
Short-term lease cost	—
Total lease cost	$620

Cash paid for amounts included in the measurement of lease liabilities	$587

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	December 31, 2019
Twelve months ending December 31, 2020	$659
Twelve months ending December 31, 2021	627
Twelve months ending December 31, 2022	625
Twelve months ending December 31, 2023	589
Twelve months ending December 31, 2024	547
Thereafter	3,152
Total undiscounted cash flows	$6,199
Discount	1,407
Lease liabilities	$4,792

NOTE 6. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment for our continuing operations at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Land	$8,509	$7,884
Buildings and land improvements	21,250	20,597
Furniture and equipment	7,354	6,387
	37,113	34,868
Accumulated depreciation	(13,292)	(12,157)
Total	$23,821	$22,711

Depreciation expense of continuing operations totaled $1.1 million for 2019 and $1.0 million for 2018.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2019 and 2018. On December 31, 2018 the Company sold its insurance subsidiary, Avon Dixon, LLC and discontinued operations of its premium finance company, Mubell, LLC, which have been removed from the table. In addition, on May 19, 2017, the Bank acquired three branches located in Arbutus, Owings Mills and Elkridge, Maryland from NWBI. The purchase of these branches resulted in core deposit intangibles of $4.0 million and goodwill of $15.0 million.

December 31, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,702)	$2,252	5.7
Total other intangible assets	$3,954	$—	$(1,702)	$2,252

December 31, 2018
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,097)	$2,857	7.2
Total other intangible assets	$3,954	$—	$(1,097)	$2,857

The aggregate amortization expense was $605 thousand and $866 thousand for the years ended December 31, 2019 and 2018, respectively.

The following table provides information on current period and estimated future amortization expense for amortizable other intangible assets.

(Dollars in thousands)	Amortization Expense
2020	$533
2021	461
2022	389
2023	317
2024	246
Thereafter	306
Total amortizing intangible assets	$2,252

NOTE 8. OTHER ASSETS

The Company had the following other assets at December 31, 2019 and 2018, excluding discontinued operations.

(Dollars in thousands)	2019	2018
Accrued interest receivable	$3,455	$3,345
Deferred income taxes	2,754	4,182
Prepaid expenses	1,157	1,067
Cash surrender value on life insurance	29,770	3,726
Income taxes receivable	175	—
Other assets	3,261	5,358
Total	$40,572	$17,678

NOTE 9. OTHER LIABILITIES

The Company had the following other liabilities at December 31, 2019 and 2018, excluding discontinued operations.

(Dollars in thousands)	2019	2018
Accrued interest payable	$330	$604
Deferred compensation liability	1,401	1,040
Income taxes payable	—	3,454
Other liabilities	2,350	3,317
Total	$4,081	$8,415

NOTE 10. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $38.9 million and $26.7 million at December 31, 2019 and 2018, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Due in one year or less	$126,055	$128,268
Due in one to three years	116,979	90,942
Due in three to five years	34,084	41,521
Total	$277,118	$260,731

As of December 31, 2019 and 2018, deposits, both direct and indirect, to directors, their associates and policy-making officers, totaled approximately $5.5 million and $3.9 million, respectively.

At December 31, 2019 we had no brokered deposits and $22.1 million at December 31, 2018.

NOTE 11. BORROWINGS

The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank to meet short-term liquidity needs.

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2019 and 2018.

	2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$1,061	1.39%	$3,341	1.09%
FHLB Advances	17,378	2.68	73,970	2.16
Overnight Fed Funds purchased	14	2.86	—	—

At Year End
Repurchase agreements	$1,226	0.81%	$823	1.87%
FHLB Advances	—	—	59,989	2.63
Overnight Fed Funds purchased	—	—	—	—

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Bank had $15.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2019 and 2018. In addition, the Bank had secured credit availability of approximately $270.1 million and $154.7 million from the Federal Home Loan Bank at December 31, 2019 and 2018, respectively. These lines of credit are paid for monthly on a fee basis of 0.09%. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Bank had no short-term borrowings from the Federal Home Loan Bank at December 31, 2019 and $60.0 million at December 31, 2018. At December 31, 2019, the Bank had $15.0 million of fixed rate long-term borrowings from the Federal Home Loan Bank, which carry an interest rate of 2.82% and mature in April 2020.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan excluding discontinued operations and included in noninterest expense totaled $580 thousand and $532 thousand for 2019 and 2018, respectively.

NOTE 13. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 636,465 shares remained available for grant at December 31, 2019.

The following tables provide information on stock-based compensation expense for 2019 and 2018.

	December 31,
(Dollars in thousands)	2019	2018
Stock-based compensation expense	$149	$447
Excess tax benefits related to stock-based compensation	7	34

	December 31,
(Dollars in thousands)	2019		2018
Unrecognized stock-based compensation expense	$35		$223
Weighted average period unrecognized expense is expected to be recognized	0.1	years	0.9	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the two years ended December 31, 2019.

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	—	$—	15,913	$15.39
Granted	15,702	15.36	15,826	18.63
Vested	—	—	(31,739)	17.05
Forfeited	—	—	—	—
Nonvested at end of period	15,702	$15.36	—	$—

The total fair value of restricted stock awards that vested was $0 thousand in 2019 and $585 thousand in 2018.

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

The following table summarizes restricted stock units activity based on management’s evaluation of the probable number of common stock awards to be issued at the end of the performance cycle for the Company under the 2016 Equity Plan for the two years ended December 31, 2019.

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	38,562	$14.69	90,266	$12.08
Granted	—	—	11,194	17.36
Vested	(15,577)	11.68	(40,423)	9.49
Forfeited	(16,534)	16.78	(22,475)	16.55
Outstanding at end of period	6,451	$16.57	38,562	$14.69

The fair value of restricted stock units that vested during 2019 and 2018 was $241 thousand and $383 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the two years ended December 31, 2019.

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Exercise
	Shares	Exercise Price	Shares	Prices
Outstanding at beginning of period	27,249	$9.68	62,429	$8.47
Granted	—	—	—	—
Exercised	(15,578)	10.01	(35,180)	7.54
Expired/Cancelled	—	—	—	—
Outstanding at end of period	11,671	$9.25	27,249	$9.68

Exercisable at end of period	11,671	$9.25	27,249	$9.68

There were no stock options granted during 2019 and 2018, respectively. The Company estimates the fair value of options using the Black-Scholes valuation model with weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected lives (in years). The expected dividend yield is calculated by dividing the total expected annual dividend payout by the average stock price. The expected volatility is based on historical volatility of the underlying securities. The risk-free interest rate is based on the Federal Reserve Bank’s constant maturities daily interest rate in effect at grant date. The expected contract life of the options represents the period of time that the Company expects the awards to be outstanding based on historical experience with similar awards.

At December 31, 2019, the aggregate intrinsic value of the options outstanding and exercisable under the 2016 Equity Plan was $95 thousand based on the $17.36 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2019. Similarly, the aggregate intrinsic value of the options outstanding and exercisable was $132 thousand at December 31, 2018. The intrinsic value of options exercised during 2019 was $72 thousand based on the $14.66 market value per share of the Company’s common stock at January 15, 2019. The intrinsic value of options exercised in 2018 was $376 thousand based on the $18.22 market value per share of the Company’s common stock at January 31, 2018. At December 31, 2019, the weighted average remaining contract life of options outstanding and exercisable was 4.8 years.

NOTE 14. DEFERRED COMPENSATION

The Company has multiple deferred compensation agreements with current and former employees. The Executive Deferred Compensation Plan (the “Plan”) is reserved for members of management and highly compensated employees of the Company and the Bank. During 2019, the Plan was expanded to include additional officers who had not previously participated. The Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected by the Compensation Committee of the Board of the Company. The actual investments purchased are owned by the Company and held in a Rabbi Trust. The accounts of the Rabbi Trust are consolidated and the investments are included in other assets on the Consolidated Balance Sheets. The Company and the Bank may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by the Company will vest over a five-year period.

The following table provides information on Shore Bancshares, Inc.’s contributions and participant deferrals to the Plan for 2019 and 2018 and the related deferred compensation liability at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Deferred compensation contribution	$—	$—
Elective deferrals	133	—
Deferred compensation liability	363	268

During 2019, the Company introduced a new SERP plan for executive officers of the Company and the Bank. The related liability is unfunded; however, BOLI was purchased in order to offset the benefit costs. The following table provides information on the expense recognized during the year ended December 31, 2019, as well as the balance of the unfunded SERP liability and the cash surrender value of policies purchased to offset the SERP benefit cots as of December 31, 2019. The unfunded SERP liability and cash surrender value were included in other liabilities and other assets, respectively.

(Dollars in thousands)	2019
Cash surrender value	$26,721
Deferred compensation liability - SERP	347
SERP Expense	347

Lastly, in 2016, the Bank assumed agreements held by the former CNB Bank under which its former directors had elected to defer part of their fees and compensation while serving on the former Board of CNB. The amounts deferred were invested in insurance policies on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years.

The following table includes information on the deferred compensation liability and cash surrender value at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Deferred compensation liability	$691	$772
Cash surrender value	2,919	3,726

NOTE 15. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31, excluding discontinued operations:

(Dollars in thousands)	2019	2018
Advertising and marketing	$425	$509
Other customer expense	400	352
Other expense	2,220	1,888
Other loan expense	277	336
Software expense	1,001	934
Travel and entertainment expense	322	328
Trust professional fees	485	518
Total noninterest expense	$5,130	$4,865

NOTE 16. INCOME TAXES

The following table provides information on components of income tax expense for continuing operations for each of the two years ended December 31.

(Dollars in thousands)	2019	2018
Current tax expense:
Federal	$3,974	$4,110
State	1,395	1,167
	5,369	5,277
Deferred income tax (benefit) expense:
Federal	122	(120)
State	119	223
	241	103

Total income tax expense	$5,610	$5,380

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Among other things, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% beginning in 2018.

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for continuing operations for each of the two years ended December 31.

	2019	2018
Tax at federal statutory rate	21%	21%
Tax effect of:
Tax-exempt income	(1.0)	(0.5)
State income taxes, net of federal benefit	5.5	5.2
Other	0.1	(0.3)
Actual income tax expense rate	25.6%	25.4%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for credit losses	$2,850	$2,797
Write-downs of other real estate owned	9	273
Nonaccrual loan interest	353	260
Unrealized losses on available-for-sale securities	—	1,105
Unrealized losses on available-for-sale securities transferred to held to maturity	4	12
Other	735	605
Total deferred tax assets	3,951	5,052
Less valuation allowance	(63)	—
Deferred tax assets net of valuation allowance	3,888	5,052
Deferred tax liabilities:
Depreciation	198	238
Acquisition accounting adjustments	508	247
Deferred capital gain on branch sale	194	200
Unrealized gains on available-for-sale securities	74	—
Other	160	185
Total deferred tax liabilities	1,134	870
Net deferred tax assets	$2,754	$4,182

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

(In thousands, except per share data)	2019	2018
Net income from continuing operations	$16,284	$15,763
Net (loss) income from discontinued operations	(86)	9,234
Net Income	$16,198	$24,997
Weighted average shares outstanding - Basic	12,725	12,739
Dilutive effect of common stock equivalents-options	5	12
Dilutive effect of common stock equivalents-restricted stock units	—	2
Weighted average shares outstanding - Diluted	12,730	12,753

Basic earnings per common share
Income from continuing operations	$1.28	$1.24
(Loss) income from discontinued operations	(0.01)	0.72
Net income	$1.27	$1.96

Diluted earnings per common share
Income from continuing operations	$1.28	$1.24
(Loss) income from discontinued operations	(0.01)	0.72
Net income	$1.27	$1.96

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

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. At December 31, 2019 the capital conservation buffer was 2.50% and the Bank’s specific capital buffer was 5.87%.

The phase-in period for the final rules began on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, ending on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2019, management believes that Shore United Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2019, the most recent notification from the Federal Reserve Bank categorized Shore Untied Bank, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

The minimum ratios for capital adequacy purposes are 7.00%,  8.50%,  10.50% and 4.00% for the common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively which include a capital conservation buffer of 2.50% respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%,  8.00%,  10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively.

The following tables present the capital amounts and ratios as of December 31, 2019 and 2018.

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2019	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore United Bank	$163,206	$174,014	$1,254,980	$1,533,919	13.00%	13.00%	13.87%	10.64%

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
December 31, 2018	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore United Bank	$140,265	$150,909	$1,185,050	$1,432,686	11.84%	11.84%	12.73%	9.79%

In August of 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) directed the Federal Reserve Board (“FRB”) to revise the Small Bank Holding Company Policy Statement to raise the total consolidated asset limit in the Policy Statement from $1 billion to $3 billion. The Company was previously required to comply with the minimum capital requirements on a consolidated basis; however, the Company continues to meet the conditions of the revised policy statement and was, therefore, exempt from the consolidated capital requirements at December 31, 2019 and 2018.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.

At December 31, 2019, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. The Bank paid $0 and $4.0 million of dividends to Shore Bancshares, Inc. for the years ended December 31, 2019 and 2018, respectively. Shore Bancshares, Inc. had no outstanding receivables from its subsidiary at December 31, 2019 or 2018.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2019 and 2018.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	3,136	21	3,157
Balance, December 31, 2019	$218	$(11)	$207

Balance, December 31, 2017	$(1,255)	$(54)	$(1,309)
Cumulative effect adjustment (ASU 2016-01)	6	—	6
Other comprehensive income (loss)	(1,669)	22	(1,647)
Balances, December 31, 2018	$(2,918)	$(32)	$(2,950)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2019 and 2018. No assets were transferred from one hierarchy level to another during 2019 or 2018.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Securities available for sale:
U.S. Government agencies	$23,826	$—	$23,826	$—
Mortgage-backed	98,965	—	98,965	—
	122,791	—	122,791	—

Equity	1,342	—	1,342	—
Total	$124,133	$—	$124,133	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$33,636	$—	$33,636	$—
Mortgage-backed	120,796	—	120,796	—
	154,432	—	154,432	—

Equity	1,269	—	1,269	—
Total	$155,701	$—	$155,701	$—

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31, 2019 and 2018, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2019
Nonrecurring measurements:

Impaired loans	$2,489	Appraisal of collateral	(1)	Liquidation expense	(2)	10%

Impaired loans	$2,599	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$74	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 31%
				Liquidation expense	(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2018
Nonrecurring measurements:

Impaired loans	$3,839	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 17%
				Liquidation expense	(2)	0% - 10%

Impaired loans	$5,902	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$1,222	Appraisal of collateral	(1)	Appraisal adjustments	(2)	15% - 40%
				Liquidation expense	(2)	5% - 10%

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

Fair Value of Financial Assets and Financial Liabilities

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables. Fair values for December 31, 2019 and December 31, 2018 were estimated using an exit price notion.

	December 31, 2019		December 31, 2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$94,971	$94,971	$67,225	$67,225

Level 2 inputs
Investment securities held to maturity	$8,786	$8,654	$6,043	$6,000
Restricted securities	4,190	4,190	6,476	6,476
Cash surrender value on life insurance	29,770	29,770	3,726	3,726

Level 3 inputs
Loans, net	$1,238,147	$1,242,867	$1,185,012	$1,150,418

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$356,618	$356,618	$330,466	$330,466
Checking plus interest	302,227	302,227	239,809	239,809
Money market	262,050	262,050	232,613	232,613
Savings	143,322	143,322	148,723	148,723
Club	387	387	387	387
Brokered Deposits	—	—	22,084	22,075
Certificates of deposit, $100,000 or more	127,600	128,167	97,905	96,435
Other time	149,130	149,209	140,354	136,292
Short-term borrowings	1,226	1,226	60,812	60,812
Long-term borrowings	15,000	15,040	15,000	15,012

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

The following table provides information on commitments outstanding as of December 31, 2019 and 2018.

(Dollars in thousands)	December 31, 2019	December 31, 2018
Commitments to extend credit	$211,652	$210,463
Letters of credit	7,691	6,917
Total	$219,343	$217,380

The Bank has established an reserve for off balance sheet credit exposures. The reserve is established as losses are estimated to have occurred through a loss for off balance sheet credit exposures charged to earnings. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

NOTE 22. RELATED PARTY TRANSACTIONS

Shore Bancshares Inc. and its Bank subsidiary will periodically rent ballroom space and conference meeting space from the Tidewater Inn located in Easton, Maryland and the Chesapeake Beach Club and Resort located in Kent Island, Maryland to hold company meetings and events. A director of the board of Shore Bancshares Inc. holds a 61% interest in a limited liability company which owns the Tidewater Inn and 100% of the Chesapeake Beach Club and Resort. During 2019 and 2018, approximately $11 thousand and $27 thousand in expenses were paid for rental and catering services.

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

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2019	2018
Assets
Cash	$7,522	$26,583
Investment securities available for sale, at fair value	—	918
Investment in subsidiaries	183,183	157,855
Premises and equipment, net	—	3,772
Other assets	2,483	1,593
Total assets	$193,188	$190,721

Liabilities
Accrued interest payable	$—	$1
Other liabilities	386	6,494
Short-term borrowings	—	1,041
Total liabilities	386	7,536

Stockholders’ equity
Common stock	125	127
Additional paid in capital	61,045	65,434
Retained earnings	131,425	120,574
Accumulated other comprehensive income (loss)	207	(2,950)
Total stockholders’ equity	192,802	183,185

Total liabilities and stockholders’ equity	$193,188	$190,721

Condensed Statements of Income

For the Years Ended December 31,

(Dollars in thousands)	2019	2018
Income
Dividends from subsidiaries	$—	$4,000
Management and other fees from subsidiaries	498	2,535
Gain on sale of subsidiary	—	12,736
Other operating income	66	30
Total income	564	19,301

Expenses
Interest expense	22	54
Salaries and employee benefits	111	1,626
Occupancy and equipment expense	—	106
Other operating expenses	932	1,274
Total expenses	1,065	3,060

(Loss) income before income tax (benefit) expense and equity in
undistributed net income of subsidiaries	(501)	16,241
Income tax (benefit) expense	(131)	4,298
(Loss) income before equity in undistributed net income of subsidiaries	(370)	11,943

Equity in undistributed net income of subsidiaries	16,568	13,054
Net income	$16,198	$24,997

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$16,198	$24,997
Adjustments to reconcile net income to cash
provided by operating activities:
Equity in undistributed net income of subsidiaries	(16,568)	(13,054)
Depreciation and amortization	—	469
Stock-based compensation expense	149	447
Gain on sale of subsidiary	—	(12,736)
Net (increase) decrease in other assets	(1,093)	1,001
Net (decrease) increase in other liabilities	(6,109)	3,267
Net cash (used in) provided by operating activities	(7,423)	4,391

Cash flows from investing activities:
Proceeds from maturities and principal payments of
investment securities available for sale	—	187
Purchases of premises and equipment	—	(590)
Purchase of bank owned life insurance	(139)	—
Transfer to subsidiary	(571)	—
Cash of subsidiary retained upon disposal	—	726
Proceeds from sale of subsidiary	—	25,159
Net cash (used in) provided by investing activities	(710)	25,482

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(1,041)	375
Common stock dividends paid	(5,347)	(4,079)
Retirement of common stock	(4,452)	—
Repurchase of shares for tax withholding on exercised options
and vested restricted stock	(88)	(269)
Net cash used in financing activities	(10,928)	(3,973)

Net (decrease) increase in cash and cash equivalents	(19,061)	25,900
Cash and cash equivalents at beginning of year	26,583	683
Cash and cash equivalents at end of year	$7,522	$26,583

Supplemental cash flow information:
Transfer of building, available for sale securities and other assets to banking subsidiary	$5,032	$—

NOTE 25. REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014‑09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2019 and 2018.

	December 31,
(Dollars in thousands)	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$3,910	$3,879
Trust and investment fee income	1,522	1,557
Interchange income	2,678	2,441
Other noninterest income	1,354	990
Noninterest Income (in-scope of Topic 606)	9,464	8,867
Noninterest Income (out-of-scope of Topic 606)	556	146
Total Noninterest Income	$10,020	$9,013

(1)	Noninterest income associated with discontinued operations is reported in Note 2.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer (the “PEO”) and the principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2019 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2019. Management’s report on the Company’s internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in Item 8 of Part II of this annual report, and each such report is incorporated into this Item 9A by reference thereto.

Item 9B.      Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to: W. David Morse, Secretary, Shore Bancshares, Inc., 18 East Dover Street, Easton, Maryland 21601 or (410) 763‑7800.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2020 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Executive Officers;
•	Qualifications of Director Nominees and Continuing Directors;
•	Delinquent Section 16(a) Reports; and
•	Corporate Governance Matters (under the heading, “Board Committees”).

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2020 Annual Meeting of Stockholders:

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2020 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2020 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Income — Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows — Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Item 16. Form 10-K Summary.

Not applicable

EXHIBIT LIST

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on December 14, 2000)

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8‑K filed on January 13, 2009)

3.1(iii)

Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8‑K filed on June 17, 2009)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10‑K for the year ended December 31, 2010)

3.2(ii)	First Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10‑K for the year ended December 31, 2010)

3.2(iii)	Second Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10‑K for the year ended December 31, 2010)

3.2(iv)	Third Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10‑K for the year ended December 31, 2010)

4.1	Description of Registrant’s Securities (filed herewith)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010)

10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on April 21, 2010)

10.2	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K filed on February 14, 2007)

10.3	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.4	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on April 11, 2007)

10.5	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on July 8, 2015).

10.6	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016)

10.7	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan (filed herewith)

10.8	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan (filed herewith)

10.9	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K filed on November 1, 2017)

10.10	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on November 2, 2018)

10.11	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed on November 2, 2018)

10.12	Shore Bancshares Announces Stock Repurchase Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 24, 2019).
10.13	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).

10.14	Supplemental Executive Retirement Plan for Edward C. Allen (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 25, 2019).

10.15	Supplemental Executive Retirement Plan for Donna J. Stevens (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).

10.16	2019 Deferred Compensation Plan (filed herewith)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10‑K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date: March 13, 2020	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead	/s/ Frank E. Mason, III
Blenda W. Armistead, Director	Frank E. Mason, III, Director
March 13, 2020	March 13, 2020

/s/ Clyde V. Kelly, III	/s/ James A. Judge
Clyde V. Kelly, III, Director	James A. Judge, Director
March 13, 2020	March 13, 2020

/s/ David A. Fike	/s/ Jeffery E. Thompson
David A. Fike, Director	Jeffery E. Thompson, Director
March 13, 2020	March 13, 2020

/s/ David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr
March 13, 2020	Director, President, and Chief Executive Officer
(Principal Executive Officer)
/s/ David W. Moore	March 13, 2020
David W. Moore, Director
March 13, 2020	/s/ R. Michael Clemmer, Jr.
R. Michael Clemmer, Jr., Director
/s/ Edward C. Allen	March 13, 2020
Edward C. Allen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 13, 2020