Form 10-Q
period 2020-03-31
SHORE BANCSHARES INC
filed 2020-05-11
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,523,667 shares of common stock outstanding as of May 11, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS	(Unaudited)
Cash and due from banks	$16,432	$18,465
Interest-bearing deposits with other banks	79,819	76,506
Cash and cash equivalents	96,251	94,971
Investment securities:
Available-for-sale, at fair value	104,375	122,791
Held to maturity, at amortized cost - fair value of $8,718 (2020) and $8,654 (2019)	8,687	8,786
Equity securities, at fair value	1,350	1,342
Restricted securities	4,263	4,190

Loans	1,276,993	1,248,654
Less: allowance for credit losses	(10,378)	(10,507)
Loans, net	1,266,615	1,238,147

Premises and equipment, net	24,930	23,821
Goodwill	17,518	17,518
Other intangible assets, net	2,108	2,252
Other real estate owned, net	38	74
Right-of-use assets	5,019	4,771
Other assets	40,267	40,572
TOTAL ASSETS	$1,571,421	$1,559,235

LIABILITIES
Deposits:
Noninterest-bearing	$355,054	$356,618
Interest-bearing	993,740	984,716
Total deposits	1,348,794	1,341,334

Short-term borrowings	2,162	1,226
Long-term borrowings	15,000	15,000
Lease liabilities	5,072	4,792
Other liabilities	4,699	4,081
TOTAL LIABILITIES	1,375,727	1,366,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,524,569 (2020) and 12,500,372 (2019)	125	125
Additional paid in capital	61,067	61,045
Retained earnings	133,044	131,425
Accumulated other comprehensive income	1,458	207
TOTAL STOCKHOLDERS' EQUITY	195,694	192,802
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,571,421	$1,559,235

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019

INTEREST INCOME
Interest and fees on loans	$13,795	$13,499
Interest and dividends on investment securities:
Taxable	719	998
Interest on deposits with other banks	172	163
Total interest income	14,686	14,660

INTEREST EXPENSE
Interest on deposits	2,059	1,947
Interest on short-term borrowings	2	213
Interest on long-term borrowings	107	106
Total interest expense	2,168	2,266

NET INTEREST INCOME	12,518	12,394
Provision for credit losses	350	100

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,168	12,294

NONINTEREST INCOME
Service charges on deposit accounts	866	934
Trust and investment fee income	375	372
Other noninterest income	1,111	882
Total noninterest income	2,352	2,188

NONINTEREST EXPENSE
Salaries and wages	4,296	3,766
Employee benefits	1,722	1,254
Occupancy expense	698	691
Furniture and equipment expense	317	263
Data processing	1,044	910
Directors' fees	141	86
Amortization of other intangible assets	144	162
FDIC insurance premium expense	91	205
Other real estate owned expenses, net	18	233
Legal and professional fees	634	601
Other noninterest expenses	1,244	1,172
Total noninterest expense	10,349	9,343

Income from continuing operations before income taxes	4,171	5,139
Income tax expense	1,053	1,311
Income from continuing operations	3,118	3,828

Loss from discontinued operations before income taxes	—	(99)
Income tax benefit	—	(25)
Loss from discontinued operations	—	(74)

NET INCOME	$3,118	$3,754

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net income	$3,118	$3,754

Other comprehensive income:
Investment securities:
Unrealized holding gains on available-for-sale-securities	1,714	1,983
Tax effect	(468)	(541)

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	8	7
Tax effect	(3)	(3)
Total other comprehensive income	1,251	1,446
Comprehensive income	$4,369	$5,200

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three months Ended March 31, 2020 and 2019

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,118	$3,754
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(110)	(145)
Provision for credit losses	350	100
Depreciation and amortization	620	506
Net amortization of securities	111	127
Stock-based compensation expense	61	63
Deferred income tax benefit	(108)	(143)
Losses on sales and valuation adjustments on other real estate owned	18	226
Fair value adjustment on equity securities	(1)	(22)
Bank owned life insurance income	(257)	(38)
Net changes in:
Accrued interest receivable	(215)	(414)
Other assets	397	3,612
Accrued interest payable	—	(295)
Other liabilities	479	404
Net cash provided by operating activities	4,463	7,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	20,021	5,475
Proceeds from maturities and principal payments of investment securities held to maturity	105	150
Purchases of equity securities	(7)	(8)
Net change in loans	(28,739)	(16,304)
Purchases of premises and equipment	(1,397)	(192)
Proceeds from sales of other real estate owned	18	17
Net (purchase) redemption of restricted securities	(73)	1,184
Net cash (used in) investing activities	(10,072)	(9,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(1,564)	14,685
Interest-bearing deposits	9,055	10,306
Short-term borrowings	936	(30,088)
Common stock dividends paid	(1,499)	(1,278)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(39)	(88)
Net cash provided by (used in) financing activities	6,889	(6,463)
Net increase in cash and cash equivalents	1,280	(8,406)
Cash and cash equivalents at beginning of period	94,971	67,225
Cash and cash equivalents at end of period	$96,251	$58,819

Supplemental cash flows information:
Interest paid	$2,199	$2,624
Income taxes paid	$77	$—
Lease liabilities arising from right-of-use assets	$419	$3,877
Unrealized gain on securities available for sale	$1,714	$1,983
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$8	$7

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Months Ended March 31, 2020 and 2019

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2020, the consolidated results of income and comprehensive income for the three months ended March 31, 2020 and 2019, changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2019 were derived from the 2019 audited financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2019. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiary.

Risks and Uncertainties

The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operations in March and will likely adversely affect our operations in subsequent quarters, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic most likely to affect our future earnings, cash flows and financial condition in future quarters primarily include the nature and duration of the financial effects felt by our customers and the related impact on the customers' ability to fulfill their financial obligations to the Company as well as the potential decline of real estate values resulting from market disruption which may impair the recorded values of collateral-dependent loans.  Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may negatively impact the overall value of our Company in such a way that an impairment charge to the carrying value of goodwill is required.  Accordingly, significant estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods.  The greater the duration and severity of the pandemic the more likely that estimates will be materially impacted by its effects.

Recent Accounting Standards and Other Authoritative Guidance

ASU No. 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.

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

ASU No. 2019-12 – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

ASU No. 2020-01 – In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

ASU No. 2020-04 –  In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  At present, the Bank has limited exposure to Libor based pricing. Libor based loans only comprise 14 loans or 2.6% of the loan portfolio. The bank is confident it can successfully negotiate a migration to SOFR between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley

Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer after the 2020 Annual report. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to specific loan types are as follows:

•

Full payment-balloon or full amortization loans – Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the balloon maturity/payoff date occurs.

•

Full payment ARM loans – Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the ARM repricing occurs.

•

Full Payment Rate Reset Loans - Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the rate reset occurs.

•

Principal deferral only loans (any type) - Once the deferral period has ended, the Company will go back to billing principal and interest. The principal amount that has been deferred will be re-amortized when either the maturity, ARM repricing or rate reset occurs.

•

Consumer loans – Borrowers are required to sign a change in the terms and agreements at the time of deferral, which re-amortizes the loan and extends the maturity date based on the number of months deferred.

This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 2 – Discontinued Operations

On December 31, 2018, the Company completed the sale of the specific assets and activities related to its insurance agency, Avon-Dixon Agency, LLC (“Avon-Dixon”) to Avon-Dixon, an Alera Group Agency, LLC (“Alera”). Also, on this date the Company discontinued the operations of its premium finance company, Mubell Finance, LLC (“Mubell”). Together, Avon-Dixon and Mubell companies are referred to as the “Insurance Subsidiaries”. The Insurance Subsidiaries represented the Company’s insurance products and services segment, the activities of which related to originating, servicing and underwriting retail insurance policies. Certain other assets and liabilities to be sold or settled separately within one year, were classified as discontinued operations in the Company’s consolidated financial statements. All of the remaining assets and liabilities of discontinued operations were settled prior to December 31, 2019.

There were no assets or liabilities of discontinued operations at March 31, 2020 or December 31, 2019. The following table presents the financial information of discontinued operations for the periods indicated:

	For Three Months Ended
	March 31,
($ in thousands)	2020	2019
Noninterest income
All other income	$—	$14
Total noninterest income	—	14
Noninterest expense
Salaries and wages	—	31
Employee benefits	—	7
Occupancy expense	—	18
Furniture and equipment	—	1
Legal and professional fees	—	64
Other noninterest expenses	—	(8)
Total noninterest expense	—	113
Loss from discontinued operations before income taxes	—	(99)
Income tax benefit	—	(25)
Loss from discontinued operations	$—	$(74)

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

(In thousands, except per share data)	2020	2019
Net income from continuing operations	$3,118	$3,828
Net loss from discontinued operations	-	(74)
Net Income	$3,118	$3,754
Weighted average shares outstanding - Basic	12,513	12,769
Dilutive effect of common stock equivalents-options	5	4
Weighted average shares outstanding - Diluted	12,518	12,773

Basic earnings per common share
Income from continuing operations	$0.25	$0.30
Loss from discontinued operations	—	(0.01)
Net income	$0.25	$0.29

Diluted earnings per common share
Income from continuing operations	$0.25	$0.30
Loss from discontinued operations	—	(0.01)
Net income	$0.25	$0.29

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March  31, 2020 and 2019.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2020
U.S. Government agencies	$9,721	$37	$3	$9,755
Mortgage-backed	92,641	2,001	22	94,620
Total	$102,362	$2,038	$25	$104,375

December 31, 2019
U.S. Government agencies	$23,854	$3	$31	$23,826
Mortgage-backed	98,638	574	247	98,965
Total	$122,492	$577	$278	$122,791

Held-to-maturity securities:
March 31, 2020
U.S. Government agencies	$1,287	$43	$—	$1,330
States and political subdivisions	400	1	—	401
Other Debt securities	7,000	20	33	6,987
Total	$8,687	$64	$33	$8,718

December 31, 2019
U.S. Government agencies	$1,386	$—	$5	$1,381
States and political subdivisions	400	1	—	401
Other Debt securities	7,000	—	128	6,872
Total	$8,786	$1	$133	$8,654

Equity securities with an aggregate fair value of $1.4 million at March 31, 2020 and $1.3 million at December 31, 2019 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $1 thousand for the three months ended March 31, 2020 and $22 thousand for the three months ended March 31, 2019, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Available-for-sale securities:
U.S. Government agencies	$—	$—	$407	$3	$407	$3
Mortgage-backed	—	—	4,605	22	4,605	22
Total	$—	$—	$5,012	$25	$5,012	$25

Held-to-maturity securities:
Other debt securities	$—	$—	$2,967	$33	$2,967	$33
Total	$—	$—	$2,967	$33	$2,967	$33

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Available-for-sale securities:
U.S. Government agencies	$4,995	$5	$18,516	$26	$23,511	$31
Mortgage-backed	12,180	27	22,282	220	34,462	247
Total	$17,175	$32	$40,798	$246	$57,973	$278

Held-to-maturity securities:
U.S. Government agencies	$1,381	$5	$—	$—	$1,381	$5
Other debt securities	3,905	95	2,967	33	6,872	128
Total	$5,286	$100	$2,967	$33	$8,253	$133

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were five available-for-sale securities and one held-to-maturity security in an unrealized loss position at March 31, 2020.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2020.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,003	$9,036	$—	$—
Due after one year through five years	2,185	2,217	400	401
Due after five years through ten years	49,727	50,899	7,000	6,987
Due after ten years	41,447	42,223	1,287	1,330
Total	$102,362	$104,375	$8,687	$8,718

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Wicomico County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Construction	$109,608	$99,829
Residential real estate	437,197	442,506
Commercial real estate	610,889	586,562
Commercial	96,905	102,020
Consumer	22,394	17,737
Total loans	1,276,993	1,248,654
Allowance for credit losses	(10,378)	(10,507)
Total loans, net	$1,266,615	$1,238,147

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $1.8 million and discounts on acquired loans of $967 thousand at March 31, 2020. Loans included deferred costs, net of deferred fees, of $1.8 million and discounts on acquired loans of $1.1 million at December 31, 2019. At March 31, 2020 and December 31, 2019, included in total loans were $76.5 million and $79.2 million in loans, respectively, acquired as part of the NWBI branch acquisition. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2020 and December 31, 2019.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
March 31, 2020
Loans individually evaluated for impairment	$335	$7,652	$11,161	$557	$—	$19,705
Loans collectively evaluated for impairment	109,273	429,545	599,728	96,348	22,394	1,257,288
Total loans	$109,608	$437,197	$610,889	$96,905	$22,394	$1,276,993

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$268	$85	$—	$—	$353
Loans collectively evaluated for impairment	1,128	2,214	3,880	2,263	540	10,025
Total allowance	$1,128	$2,482	$3,965	$2,263	$540	$10,378

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2019
Loans individually evaluated for impairment	$41	$7,072	$12,006	$298	$—	$19,417
Loans collectively evaluated for impairment	99,788	435,434	574,556	101,722	17,737	1,229,237
Total loans	$99,829	$442,506	$586,562	$102,020	$17,737	$1,248,654

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$395	$580	$—	$—	$975
Loans collectively evaluated for impairment	1,576	2,106	3,452	1,929	469	9,532
Total allowance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

In the first quarter of 2020, the Company transitioned from its in-house allowance model to an external vendor's allowance model software for the calculation of the allowance for loan losses.  Prior to the adoption of the new model, the Company ran both models parallel for multiple periods to confirm the reasonableness of the new model's output as compared to the old.  The primary motivation for the change was to increase efficiencies in the calculation of the allowance estimate under the current incurred loss standard and also allow for a more seamless transition for the Company's eventual adoption of the CECL standard in 2023.  The Company's processes for loan segmentation, assessing qualitative factors, and determining specific reserves for impaired loans remained substantially unchanged when comparing the models.  As part of the new model,  more precise averages are utilized in the calculation of the net charge-off ratios used in the historical loss analysis and the historical loss rates are applied to all pools of loans accounted for under ASC 450.  Additionally, the historical look-back periods for retail loan pools were adjusted to four years in the new model as compared to two years under the prior in-house model.  While there were some variances between loan pools when comparing the two models, the Company's ending recorded allowance and provision for loan losses during the first quarter of 2020 were unchanged as a result of the transition.

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2020 and December 31, 2019. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
March 31, 2020
Impaired nonaccrual loans:
Construction	$297	297	—	—	99	—
Residential real estate	3,854	2,083	1,367	94	2,871	—
Commercial real estate	7,932	7,169	67	67	7,352	—
Commercial	684	557	—	—	382	—
Consumer	—	—	—	—	—	—
Total	$12,767	$10,106	$1,434	$161	$10,704	$—

Impaired accruing TDRs:
Construction	$38	$38	$—	$—	$39	$1
Residential real estate	4,013	2,563	1,450	174	4,023	38
Commercial real estate	3,393	2,728	665	18	3,406	24
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$7,444	$5,329	$2,115	$192	$7,468	$63

Other Impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	189	189	—	—	—	—
Commercial real estate	532	532	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$721	$721	$—	$—	$—	$—

Total impaired loans:
Construction	$335	$335	$—	$—	$138	$1
Residential real estate	8,056	4,835	2,817	268	6,894	38
Commercial real estate	11,857	10,429	732	85	10,758	24
Commercial	684	557	—	—	382	—
Consumer	—	—	—	—	—	—
Total	$20,932	$16,156	$3,549	$353	$18,172	$63

		Recorded	Recorded		March 31, 2019
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2019
Impaired nonaccrual loans:
Construction	$—	$—	$—	$—	$2,791	$—
Residential real estate	2,660	678	1,797	215	3,338	—
Commercial real estate	8,242	5,680	2,137	561	9,318	—
Commercial	421	298	—	—	325	—
Consumer	—	—	—	—	—	—
Total	$11,323	$6,656	$3,934	$776	$15,772	$—

Impaired accruing TDRs:
Construction	$41	$41	$—	$—	$50	$7
Residential real estate	4,041	2,583	1,458	180	4,308	39
Commercial real estate	3,419	2,748	671	19	3,550	39
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$7,501	$5,372	$2,129	$199	$7,908	$85

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	556	556	—	—	—	—
Commercial real estate	770	770	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$1,326	$1,326	$—	$—	$—	$—

Total impaired loans:
Construction	$41	$41	$—	$—	$2,841	$7
Residential real estate	7,257	3,817	3,255	395	7,646	39
Commercial real estate	12,431	9,198	2,808	580	12,868	39
Commercial	421	298	—	—	325	—
Consumer	—	—	—	—	—	—
Total	$20,150	$13,354	$6,063	$975	$23,680	$85

The following tables provide a roll-forward for TDRs as of March 31, 2020 and March 31, 2019.

	1/1/2020						3/31/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2020
Accruing TDRs
Construction	$41	$—	$(3)	$—	$—	$—	$38	$—
Residential real estate	4,041	—	(28)	—	—	—	4,013	174
Commercial real estate	3,419	—	(26)	—	—	—	3,393	18
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(57)	$—	$—	$—	$7,444	$192

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(26)	—	—	—	1,367	94
Commercial real estate	—	1,506	(344)	—	—	—	1,162	—
Commercial	299	—	(10)	—	—	—	289	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(380)	$—	$—	$—	$2,818	$94

Total	$9,193	$1,506	$(437)	$—	$—	$—	$10,262	$286

	1/1/2019						3/31/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2019
Accruing TDRs
Construction	$51	$—	$(2)	$—	$—	$—	$49	$—
Residential real estate	4,454	—	(23)	—	—	(197)	4,234	174
Commercial real estate	4,158	—	(613)	—	—	—	3,545	27
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$—	$(638)	$—	$—	$(197)	$7,828	$201

Nonaccrual TDRs
Construction	$2,798	$—	$(33)	$—	$—	$—	$2,765	$279
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(5)	—	—	—	315	12
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(38)	$—	$—	$—	$3,080	$291

Total	$11,781	$—	$(676)	$—	$—	$(197)	$10,908	$492

The following tables provide information on loans that were modified and considered TDRs during the three months ended March 31, 2020 and March 31, 2019.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For three months ended
March 31, 2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,162	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,162	$—

For three months ended
March 31, 2019
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

As of March 31, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $131 million during the first quarter of 2020.  These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered troubled debt restructurings based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

There were no defaults for the three months ended March 31, 2020 and 2019. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

	Number of	Recorded	Related
(Dollars in thousands)	contracts	investment	allowance
TDRs that subsequently defaulted:
For three months ended
March 31, 2020
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

For three months ended
March 31, 2019
Construction	—	$—	$—
Residential real estate	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	$—	$—

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At March 31, 2020, there were no nonaccrual loans classified as special mention or doubtful and $11.5 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2019, there were no nonaccrual loans classified as special mention or doubtful and $10.6 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of March 31, 2020 and December 31, 2019.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
March 31, 2020
Construction	$91,507	$15,730	$2,074	$297	$—	$109,608
Residential real estate	399,006	29,645	4,550	3,996	—	437,197
Commercial real estate	470,751	123,013	6,568	10,557	—	610,889
Commercial	63,627	32,236	454	588	—	96,905
Consumer	22,033	355	2	4	—	22,394
Total	$1,046,924	$200,979	$13,648	$15,442	$—	$1,276,993

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2019
Construction	$84,357	$13,068	$2,404	$—	$—	$99,829
Residential real estate	404,500	29,223	5,549	3,234	—	442,506
Commercial real estate	455,388	115,190	4,822	11,162	—	586,562
Commercial	80,816	20,130	746	328	—	102,020
Consumer	17,347	383	2	5	—	17,737
Total	$1,042,408	$177,994	$13,523	$14,729	$—	$1,248,654

The following tables provide information on the aging of the loan portfolio as of March 31, 2020 and December 31, 2019.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
March 31, 2020
Construction	$109,101	$210	$—	$—	$210	$297	$109,608
Residential real estate	428,930	4,073	555	189	4,817	3,450	437,197
Commercial real estate	600,382	2,249	490	532	3,271	7,236	610,889
Commercial	96,024	95	229	—	324	557	96,905
Consumer	22,331	63	—	—	63	—	22,394
Total	$1,256,768	$6,690	$1,274	$721	$8,685	$11,540	$1,276,993
Percent of total loans	98.4%	0.5%	0.1%	0.1%	0.7%	0.9%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2019
Construction	$99,234	$595	$—	$—	$595	$—	$99,829
Residential real estate	435,671	3,021	783	556	4,360	2,475	442,506
Commercial real estate	577,015	743	217	770	1,730	7,817	586,562
Commercial	101,476	246	—	—	246	298	102,020
Consumer	17,680	57	—	—	57	—	17,737
Total	$1,231,076	$4,662	$1,000	$1,326	$6,988	$10,590	$1,248,654
Percent of total loans	98.6%	0.4%	0.1%	0.1%	0.6%	0.8%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2020 and March 31, 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(191)	(271)	(82)	(7)	(551)
Recoveries	3	3	1	63	2	72
Net charge-offs	3	(188)	(270)	(19)	(5)	(479)

Provision	(451)	169	203	353	76	350
Ending Balance	$1,128	$2,482	$3,965	$2,263	$540	$10,378

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	—	(123)	—	(81)	(6)	(210)
Recoveries	3	8	99	75	—	185
Net charge-offs	3	(115)	99	(6)	(6)	(25)

Provision	(8)	195	(119)	66	(34)	100
Ending Balance	$2,657	$2,433	$3,057	$2,009	$262	$10,418

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $23 thousand as of March 31, 2020 and December 31, 2019, respectively. There were no residential real estate properties included in the balance of other real estate owned at March 31, 2020 and December 31, 2019.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of March 31, 2020 and December 31, 2019.

Note 6 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $3.8 million at the date of adoption, which are primarily related to the Company’s lease of premises used in operations. During the course of 2019, the Company recognized additional right-of-use assets and lease liabilities of $1.4 million, primarily related to the lease of additional premises used in operations. During the first quarter of 2020, the Company renewed its copier lease for all locations which added approximately $419 thousand to right-of-use assets and lease liabilities.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Lease liabilities	$5,072		$4,792
Right-of-use assets	$5,019		$4,771
Weighted average remaining lease term	11.08	years	11.76	years
Weighted average discount rate	2.92%		3.13%

	For the three months ended	For the three months ended
Lease cost (in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$180	$139
Short-term lease cost	—	—
Total lease cost	$180	$139

Cash paid for amounts included in the measurement of lease liabilities	$164	$143

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	March 31, 2020
Nine months ending December 31, 2020	491
Twelve months ending December 31, 2021	$645
Twelve months ending December 31, 2022	616
Twelve months ending December 31, 2023	621
Twelve months ending December 31, 2024	575
Twelve months ending December 31, 2025	505
Thereafter	3,055
Total undiscounted cash flows	$6,508
Discount	1,436
Lease liabilities	$5,072

Note 7 – Goodwill and Other Intangibles

Due to the COVID-19 pandemic and its impact on market conditions, the Company performed a qualitative assessment of goodwill as of March 31, 2020.  As a result of management’s qualitative evaluation of relevant events and circumstances at March 31, 2020, the Company concluded that it was not more likely than not that fair value was less than carrying value. Changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2020 and December 31, 2019.

March 31, 2020
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,846)	$2,108	5.4
Total other intangible assets	$3,954	$—	$(1,846)	$2,108

December 31, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,702)	$2,252	5.7
Total other intangible assets	$3,954	$—	$(1,702)	$2,252

The aggregate amortization expense included in continuing operations was $144 thousand for the three months ended March 31, 2020 and $162 thousand for the three months ended March 31, 2019.

At March 31, 2020, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2020	$389
2021	461
2022	389
2023	317
2024	246
2025	174
Thereafter	132
Total amortizing intangible assets	$2,108

Note 8 – Other Assets

The Company had the following other assets at March  31, 2020 and December 31, 2019.

(Dollars in thousands)	2020	2019
Accrued interest receivable	$3,670	$3,455
Deferred income taxes	2,396	2,754
Prepaid expenses	1,687	1,157
Cash surrender value on life insurance	30,027	29,770
Income taxes receivable	—	175
Other assets	2,487	3,261
Total	$40,267	$40,572

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March  31, 2020 and December 31, 2019.

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$2,815	$2,850
Write-downs of other real estate owned	2	9
Nonaccrual loan interest	396	353
Unrealized losses on available-for-sale securities transferred to held to maturity	1	4
Other	923	735
Total deferred tax assets	4,137	3,951
Less valuation allowance	(77)	(63)
Deferred tax assets net of valuation allowance	4,060	3,888
Deferred tax liabilities:
Depreciation	187	198
Acquisition accounting adjustments	573	508
Deferred capital gain on branch sale	192	194
Unrealized gains on available-for-sale securities	542	74
Other	170	160
Total deferred tax liabilities	1,664	1,134
Net deferred tax assets	$2,396	$2,754

Note 9 – Other Liabilities

The Company had the following other liabilities at March  31, 2020 and December 31, 2019.

(Dollars in thousands)	2020	2019
Accrued interest payable	$330	$330
Deferred compensation liability	1,883	1,401
Income taxes payable	991	—
Other liabilities	1,495	2,350
Total	$4,699	$4,081

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 616,298 shares remained available for grant at March 31, 2020.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2020 and 2019.

	March 31,
(Dollars in thousands)	2020	2019
Stock-based compensation expense	$61	$63
Excess tax benefits related to stock-based compensation	7	1

	March 31,
(Dollars in thousands)	2020		2019
Unrecognized stock-based compensation expense	$257		$388
Weighted average period unrecognized expense is expected to be recognized	1.8	years	1.3	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	15,702	$15.36
Granted	20,167	14.50
Vested	(15,702)	15.36
Forfeited	—	—
Nonvested at end of period	20,167	$14.50

The fair value of restricted stock awards that vested during the first three months of 2020 and 2019 was $254 and $520 thousand, respectively.

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

During 2017, the Company entered into a long-term incentive plan agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2019. Based on the results for the year ended December 31, 2019, 6,451 shares were vested.

The following table summarizes restricted stock units activity at the end of the performance cycle for the Company under the 2016 Equity Plan for the three months ended March 31, 2020.

Three Months Ended March 31, 2020
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	6,451	$16.57
Granted	—	—
Vested	(6,451)	16.57
Forfeited	—	—
Outstanding at end of period	—	$—

The fair value of restricted stock units that vested during the first three months of 2020 and 2019 was $107 thousand and $237 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	11,671	$9.25
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding at end of period	11,671	$9.25

Exercisable at end of period	11,671	$9.25

There were no stock options granted during the three months ended March 31, 2020 and March 31, 2019.

At the end of the first quarter of 2020, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $19 thousand based on the $10.85 market value per share of the Company’s common stock at March 31, 2020. Similarly, the aggregate intrinsic value of the options exercisable was $19 thousand at March 31, 2020. At March 31, 2020, the weighted average remaining contract life of options outstanding and exercisable was 4.5 years.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income	1,246	5	1,251
Balance, March 31, 2020	$1,464	$(6)	$1,458

Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	1,442	4	1,446
Balances, March 31, 2019	$(1,476)	$(28)	$(1,504)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. No assets were transferred from one hierarchy level to another during the first three months of 2020 or 2019.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Securities available for sale:
U.S. Government agencies	$9,755	$—	$9,755	$—
Mortgage-backed	94,620	—	94,620	—
	104,375	—	104,375	—

Equity	1,350	—	1,350	—
Total	$105,725	$—	$105,725	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Securities available for sale:
U.S. Government agencies	$23,826	$—	$23,826	$—
Mortgage-backed	98,965	—	98,965	—
	122,791	—	122,791	—

Equity	1,342	—	1,342	—
Total	$124,133	$—	$124,133	$—

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2020 and December 31, 2019, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
March 31, 2020
Nonrecurring measurements:

Impaired loans	$610	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,586	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$38	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 19%	(19%)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2019
Nonrecurring measurements:

Impaired loans	$2,489	Appraisal of collateral	(1)	Liquidation expense	(2)	10%

Impaired loans	$2,599	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$74	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 31%
				Liquidation expense	(2)	10%

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

(3)	Unobservable inputs were weighted by the relative fair value of the instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for March 31, 2020 and December 31, 2019 were estimated using an exit price notion.

	March 31, 2020		December 31, 2019
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$96,251	$96,251	$94,971	$94,971

Level 2 inputs
Investment securities held to maturity	$8,687	$8,718	$8,786	$8,654
Restricted securities	4,263	4,263	4,190	4,190
Cash surrender value on life insurance	30,027	30,027	29,770	29,770

Level 3 inputs
Loans, net	$1,266,615	$1,250,797	$1,238,147	$1,242,867

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$355,054	$355,054	$356,618	$356,618
Checking plus interest	296,421	296,421	302,227	302,227
Money market	268,355	268,355	262,050	262,050
Savings	146,202	146,202	143,322	143,322
Club	774	774	387	387
Certificates of deposit, $100,000 or more	131,003	133,113	127,600	128,167
Other time	150,985	152,240	149,130	149,209
Short-term borrowings	2,162	2,162	1,226	1,226
Long-term borrowings	15,000	15,005	15,000	15,040

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

The following table provides information on commitments outstanding at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$232,858	$211,652
Letters of credit	7,947	7,691
Total	$240,805	$219,343

Note 14 – Revenue Recognition

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	March 31,
(Dollars in thousands)	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$866	$934
Trust and investment fee income	375	372
Interchange income	652	588
Other noninterest income	280	253
Noninterest Income (in-scope of Topic 606)	2,173	2,147
Noninterest Income (out-of-scope of Topic 606)	179	41
Total Noninterest Income	$2,352	$2,188

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020, and December 31, 2019, the Company did not have any significant contract balances.

Note 15 – Subsequent Events

In the period subsequent to March 31, 2020 and through April 30, 2020, the Company executed additional deferrals of principal and/or interest on outstanding loan balances of $138 million.

In the period subsequent to March 31, 2020 and through April 30, 2020, the Company has continued its participation in the PPP loan program, funding over 1,000 loans for a balance of $114 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiary.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic (as defined below) and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s (“Federal Reserve”) target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cybersecurity risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2019 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Any forward-looking statement speaks only as of the date of this report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2019 Annual Report.

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank. The Bank operates 22 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Talbot County, Caroline County, Dorchester County and Wicomico County in Maryland, Kent County, Delaware and Accomack County, Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank.

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

COVID-19 Pandemic

The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, we have approximately, 50% of our workforce, working remotely without impacting our productivity while continuing to provide a superior level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. We have also enhanced awareness of digital banking offerings, expanded services at our drive thru locations, and allowed customers to make appointments in the branch for critical services. The Company’s branches remain open and have taken steps to comply with various government directives regarding “social distancing,” as well as, enhanced cleaning and disinfecting of all surface areas to protect its clients and employees.

Small Business Administration’s Paycheck Protection Program

We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loan, by the SBA, is granted to the borrower if the borrower uses at least 75% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP do not require any collateral or personal guarantees, as such, these loans are typically included in the commercial loans segment below. Through April 30, 2020, our team has been able to process over 1,100 PPP loans for approximately $117.8 million in the first and second round of the program, which has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor line of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.

Shore-term Modifications for Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of March 31, 2020, we deferred payments of principal and/or interest on a short-term basis for 150 commercial loans with an aggregate balance of $131 million. Through April 30, 2020, we granted additional payment deferrals for commercial and consumer loans with aggregate balances of $138 million.

Liquidity

We are vigilantly monitoring our liquidity position on an ongoing basis as the circumstances surrounding the pandemic continue to evolve. The Company has several available sources of on and off-balance sheet liquidity. Currently, the Company has not needed to tap into these available liquidity sources due to payment deferrals by customers, funding of PPP loans, or organic loan growth.  The potential for increased reliance on available liquidity sources may be required based on the effects of the pandemic and their impact on the level of deposits and other factors. Additional discussion on our liquidity as of the report date is reflected in the “Liquidity and Capital Resources” section of management’s discussion and analysis.

Share Repurchases

We have suspended all share buybacks of our Company’s common stock until further notice.

Dividends and Capital

We currently expect to maintain our quarterly cash dividends based on our strong capital position. At March 31, 2020, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. Additionally, through April 30, 2020, the Bank’s capital ratios continued to exceed the regulatory minimums for well-capitalized institutions. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2019 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses and, goodwill and other intangible assets are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of similar loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the 2019 Annual Report describes the methodology used to determine the allowance for credit losses. A discussion of the allowance determination and factors driving changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses and Allowance for Credit Losses sections below.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of March 31, 2020, the Company had only one banking reporting unit.

OVERVIEW

The Company reported net income of $3.1 million for the first quarter of 2020, or diluted income per common share of $0.25, compared to net income of $3.8 million, or diluted income per common share of $0.29, for the first quarter of 2019. For the fourth quarter of 2019, the Company reported net income of $4.0 million, or diluted income per common share of $0.32. When comparing net income for the first quarter of 2020 to the first quarter of 2019, the decrease was due to increases in noninterest expense and provision for credit losses of $1.0 million and $250 thousand, respectively. Partially offsetting these increases were increases in net interest income and noninterest income of $124 thousand and $164 thousand, respectively. When comparing net income from continuing operations for the first quarter of 2020 to the fourth quarter of 2019, the decrease was due to an increase in noninterest expenses of $504 thousand and decreases in noninterest income and net interest income of $342 thousand and $246 thousand, respectively. In addition, the provision for credit losses increased in the first quarter of 2020 by $150 thousand due to economic stress related to the COVID-19 pandemic.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $12.6 million for the first quarter of 2020 and $12.4 million for the first quarter of 2019. Tax-equivalent net interest income was $12.8 million for the fourth quarter of 2019. The increase in net interest income for the first quarter of 2020 when compared to the first quarter of 2019 was due to lower interest expense on short-term borrowings of $211 thousand, or 99.1% and higher interest income on loans of $298 thousand, or 2.2%. These improvements to net interest income were partially offset by a decrease in interest income on taxable investment securities of $279 thousand, or 28.0% and an increase in interest expense on interest-bearing deposits of $112 thousand, or 5.8%. Net interest income decreased for the first quarter of 2020 when compared to the fourth quarter of 2019 due to lower interest income on total earning assets of $487 thousand, or 3.2%, partially offset by a decrease in interest expense on interest-bearing deposits of $228 thousand, or 10.0%. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the first quarter of 2020 was 3.48%, which was a decrease of 13 basis points (bps) when compared to 3.61% for the first quarter of 2019 and an increase of 1bp when compared to 3.47% for the fourth quarter of 2019.

Interest Income

On a tax-equivalent basis, interest income increased $28 thousand, or less than 1%, for the first quarter of 2020 when compared to the first quarter of 2019. The increase was due to a $298 thousand, or 2.2%, increase in interest income and fees on loans, the direct result of an increase in the average balance of loans of $61.5 million, or 5.1%. The average yield on loans decreased 17bps from the comparable quarter in 2019. Interest on investment securities decreased $279 thousand, or 28.0%, due to a decrease in the average balance of investment securities of $35.6 million, or 21.6% which funds were used to fund loan growth between the comparable quarters.

On a tax-equivalent basis, interest income decreased $487 thousand, or 3.2%, for the first quarter of 2020 when compared to the fourth quarter of 2019. The decrease was primarily due to decreases in interest income and fees on loans of $256 thousand, or 1.8%, taxable investment securities of $108 thousand, or 13.1% and interest-bearing deposits with other banks of $123 thousand, or 41.7%. The decrease in taxable investment securities was primarily due to a decrease in the average balance of $16.1 million. The decrease in interest-bearing deposits was due to a decrease in the average balance of $13.9 million, coupled with a decline in the average yield received on these deposits of 43bps a direct result of interest rate cuts by the FRB during the first quarter of 2020. Despite the increase in the average balance on loans of $17.1 million over the fourth quarter of 2019, the average yield on these loans decreased 8bps.

Interest Expense

Interest expense decreased $98 thousand, or 4.3%, when comparing the first quarter of 2020 to the first quarter of 2019. The decrease was a direct result of lower interest expense paid on short-term borrowings of $211 thousand, partially offset by an increase in interest expense on interest-bearing deposits of $112 thousand.  The average balance of short-term borrowings decreased $31.7 million, or 96.3%, while the average balance of interest-bearing deposits increased $89.8 million, or 10.2%. The average balance of noninterest-bearing deposits increased $21.6 million, or 6.5% between the comparable quarters.

Interest expense decreased $233 thousand, or 9.7%, when comparing the first quarter of 2020 to the fourth quarter of 2019. The decrease in interest expense was mainly due to a decrease in the rates paid on interest-bearing deposits, which declined 9 bps. Despite the decrease in rates paid on interest-bearing deposits, the average balance increased $8.9 million, or 1.0%. The average balance of noninterest-bearing deposits decreased $15.8 million, or 4.3% when compared to the fourth quarter of 2019.

The following tables presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2020 and 2019.

	For Three Months Ended			For Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,263,441	$13,831	4.40%	$1,201,913	$13,533	4.57%
Investment securities:
Taxable	129,410	719	2.22	165,009	998	2.45
Interest-bearing deposits	57,657	172	1.20	27,806	163	2.38
Total earning assets	1,450,508	14,722	4.08%	1,394,728	14,694	4.27%
Cash and due from banks	17,874			17,196
Other assets	89,154			58,756
Allowance for credit losses	(10,545)			(10,389)
Total assets	$1,546,991			$1,460,291

Interest-bearing liabilities
Demand deposits	$284,176	395	0.56%	$239,794	359	0.61%
Money market and savings deposits	410,252	466	0.46	383,738	806	0.85
Brokered Deposits	—	—	—	22,080	129	2.37
Certificates of deposit $100,000 or more	129,408	597	1.85	98,535	301	1.24
Other time deposits	150,645	601	1.60	140,523	352	1.02
Interest-bearing deposits	974,481	2,059	0.85	884,670	1,947	0.89
Short-term borrowings	1,235	2	0.65	32,984	213	2.62
Long-term debt	15,000	107	2.87	15,000	106	2.87
Total interest-bearing liabilities	990,716	2,168	0.88%	932,654	2,266	0.99%
Noninterest-bearing deposits	352,681			331,032
Other liabilities	9,262			11,633
Stockholders’ equity	194,332			184,972
Total liabilities and stockholders’ equity	$1,546,991			$1,460,291

Net interest spread		$12,554	3.20%		$12,428	3.28%
Net interest margin			3.48%			3.61%

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2020 increased $164 thousand, or 7.5%, when compared to the first quarter of 2019. The increase from the first quarter of 2019 was mainly due to investment gains in BOLI from supplemental executive retirement plans purchased in 2019 and other bank and loan fees, partially offset by a decrease in service charges on deposit accounts. Noninterest income from continuing operations decreased $342 thousand, or 12.7%, when compared to the fourth quarter of 2019 primarily the result of lower service charges on deposit accounts, a  decrease in BOLI life insurance proceeds collected in the first quarter of 2020 relative to the fourth quarter of 2019 and less activity for other loan and banking services as a result of the COVID-19 pandemic.

Noninterest Expense

Total noninterest expense from continuing operations for the first quarter of 2020 increased $1.0 million, or 10.8%, when compared to the first quarter of 2019. The increase in noninterest expense for the first quarter of 2020 compared to the first quarter of 2019 was primarily due to higher salary and wages of $530 thousand, employee benefit costs of $468 thousand and higher data processing fees of $134. The increase in salary and wages was the result of pay increases and the addition of supplemental retirement plans. The increase in employee benefit costs was due to higher medical insurance costs for the first quarter of 2020 and the increase in data processing fees was due to additional core processor services and the addition of a new branch in Ocean City, MD. The increase in total noninterest expenses from continuing operations when compared to the fourth quarter of 2019 of $504 thousand, or 5.1%, was primarily due to higher salary and wages due to pay increases and additional payroll days, as well as, an increase in FDIC insurance premium expense due to an assessment credit received in the fourth quarter of 2019.

Provision for Credit Losses

The provision for credit losses was $350 thousand for the first quarter of 2020, $100 thousand for the first quarter of 2019 and $200 thousand for the fourth quarter of 2019. The ratio of the allowance for credit losses to period-end loans was 0.81% at March 31, 2020, lower than both the 0.86% at March 31, 2019 and the 0.84% at December 31, 2019. The primary driver of the reduction in the percentage of the allowance to total loans as compared to both of the prior periods was due to a reduction in specific reserves carried as part of the allowance, which totaled $337 thousand, $812 thousand, and $975 thousand, at March 31, 2019, December 31, 2019, and March 31, 2020, respectively.  The provision increased during the first quarter of 2020 over prior periods largely due to an increase in loan volume as well as management's consideration of the COVID-19 pandemic.  These contributors to the increase in provision for the first quarter 2020 were offset in part due to a decline in specific reserves of $638 thousand from December 31, 2019, which resulted from charge-offs during the period.  The addition to our historical loss history of charge-offs related to loans with specific reserves provided for in prior periods, coupled with recoveries during the period resulted in a less than one-to-one increase in our historical reserves as compared to the prior recorded specific reserve balances.  Considerations related to the COVID-19 pandemic contributed to an increase in our qualitative reserves to legacy non-impaired loans from 0.75% at December 31, 2019 to 0.78% at March 31, 2020. Management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as the impact on the Company’s portfolio becomes known. Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers and ultimately impact the credit quality of our loan portfolio. As a result, we may experience increases in the level of past due, nonaccrual and classified loans, as well as higher net charge-offs. Deterioration in credit quality in conjunction with weakness in current and expected economic conditions, may require us to record additional provisions for credit losses.

Income Taxes

The Company reported income tax expense from continuing operations of $1.1 million for the first quarter of 2020, $1.3 million for the first quarter of 2019 and $1.4 million for the fourth quarter of 2019. Income tax expense decreased when compared to the first and fourth quarters of 2019 due to lower pre-tax earnings. The effective tax rate on continuing operations was 25.2% for the first quarter of 2020, 25.5% for the first quarter of 2019 and 25.8% for the fourth quarter of 2019.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.277 billion at March 31, 2020 and $1.249 billion at December 31, 2019, an increase of $28.3 million, or 2.3%. The increase was primarily due to organic growth of $24.3 million in commercial real estate loans, $9.8 million in construction loans and $4.7 million in consumer loans, partially offset by decreases in residential real estate loans of $5.3 million and commercial loans of $5.1 million. Loans included deferred costs, net of deferred fees, of $1.8 million and discounts on acquired loans of $967 thousand at March 31, 2020, compared to $1.8 million and $1.1 million, respectively, at December 31, 2019. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $109.6 million, or 8.6% of total loans, at March 31, 2020 and $99.8 million, or 8.0% of total loans at December 31, 2019. Commercial real estate loans were $610.9 million, or 47.8% of total loans, at March 31, 2020, compared to $586.6 million, or 47.0% of total loans, at December 31, 2019.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March  31, 2020, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 284.9% of total risk-based capital. At such time, construction, land and land development loans represented 61.8% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 75.2% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $10.4 million at March 31, 2020 and March 31, 2019 and $10.5 million at December 31, 2019. Net charge-offs were $479 thousand for the quarter ended March 31, 2020, compared to $25 thousand for the quarter ended March 31, 2019 and $131 thousand for the quarter ended December 31, 2019. The ratio of net charge-offs to average loans was 0.15% and 0.04% for the quarters ended March 31, 2020 and December 31, 2019, respectively.

Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.81% at March 31, 2020, 0.86% at March 31, 2019 and 0.84% at December 31, 2019. Management currently believes that the provision for credit losses and the resulting allowance was adequate to provide for probable losses inherent in our loan portfolio at March 31, 2020. However, management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as the impact of the COVID 19 pandemic on the Company’s portfolio becomes known. Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers and ultimately impact the credit quality of our loan portfolio. As a result, we may experience increases in the level of past due, nonaccrual and classified loans, as well as higher net charge-offs. Deterioration in credit quality in conjunction with weakness in current and expected economic conditions, may require us to record additional provisions for credit losses.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2020 and 2019.

	At or for Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Allowance balance - beginning of period	$10,507	$10,343

Charge-offs:
Construction	—	—
Residential real estate	(191)	(123)
Commercial real estate	(271)	—
Commercial	(82)	(81)
Consumer	(7)	(6)
Total	(551)	(210)
Recoveries:
Construction	3	3
Residential real estate	3	8
Commercial real estate	1	99
Commercial	63	75
Consumer	2	—
Totals	72	185
Net charge-offs	(479)	(25)
Provision for credit losses	350	100
Allowance balance - end of period	$10,378	$10,418

Average loans outstanding during the period	$1,263,441	$1,201,913
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.15%	0.01%
Allowance for credit losses at period end as a percentage of total period end loans	0.81%	0.86%
Percentage of allowance for credit losses at
period end to average loans	0.82%	0.89%

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets increased $309 thousand to $12.3 million at March 31, 2020 from $12.0 million at December 31, 2019, primarily due to an increase in nonaccrual loans of $950 thousand, or 9.0%, partially offset by a decrease in loans 90 days past due and still accruing of $605 thousand, or 45.6%.  Accruing TDRs decreased $57 thousand to $7.4 million at March 31, 2020 from $7.5 million at December 31, 2019. Additionally, other real estate owned decreased $36 thousand, or 48.6% when compared to December 31, 2019. The increase in nonaccrual loans was due to a specific relationship with a residential real estate customer of $1.1 million, which the Bank has been monitoring for several quarters. The decrease in accruing TDRs was due to normal payments. The ratio of nonaccrual loans and accruing TDRs to total loans increased 4 bps to 1.49% at March 31, 2020 from 1.45% at December 31, 2019.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans
Construction	$297	$—
Residential real estate	3,450	2,475
Commercial real estate	7,236	7,817
Commercial	557	298
Consumer	—	—
Total nonaccrual loans	11,540	10,590
Loans 90 days or more past due and still accruing
Construction	—	—
Residential real estate	189	556
Commercial real estate	532	770
Commercial	—	—
Consumer	—	—
Total loans 90 days or more past due and still accruing	721	1,326
Other real estate owned	38	74
Total nonperforming assets	$12,299	$11,990

Accruing TDRs
Construction	$38	$41
Residential real estate	4,013	4,041
Commercial real estate	3,393	3,419
Commercial	—	—
Consumer	—	—
Total accruing TDRs	$7,444	$7,501

As a percent of total loans:
Nonaccrual loans	0.90%	0.85%
Accruing TDRs	0.58%	0.60%
Nonaccrual loans and accruing TDRs	1.49%	1.45%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.96%	0.96%
Nonperforming assets and accruing TDRs	1.55%	1.56%

As a percent of total assets:
Nonaccrual loans	0.73%	0.68%
Nonperforming assets	0.78%	0.77%
Accruing TDRs	0.47%	0.48%
Nonperforming assets and accruing TDRs	1.25%	1.25%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March  31, 2020, 92.3% of the portfolio of debt securities was classified as available for sale and 7.7% was classified as held to maturity, compared to 93.5% and 6.5% respectively, at December 31, 2019. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $118.7 million at March 31, 2020, a $18.4 million, or 13.4%, decrease since December 31, 2019. The decrease was due to agency bonds being called during the first quarter of 2020, in which the proceeds were redeployed to fund loan growth during the quarter. At March 31, 2020, 90.7% of the securities available for sale were mortgage-backed and 9.3% were U.S. Government agencies, compared to 80.6% and 19.4%, respectively, at year-end 2019. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2020 totaled $1.35 billion, an increase of $7.5 million, or less than 1% when compared to the level at December 31, 2019. The increase in total deposits consisted of an increase in interest-bearing deposits of $9.0 million, partially offset by a decrease in noninterest bearing deposits of $1.6 million. The growth in interest-bearing deposits was represented by increases in savings and money market accounts of $9.2 million, time deposits greater than $100 thousand of $3.4 million and other time deposits of $2.2 million.  These increases were partially offset by a decrease in checking accounts of $5.8 million.

Short-Term Borrowings

Short-term borrowings increased by $936 thousand, or 76.3%, to $2.2 million at March 31, 2020 when compared to December 31, 2019. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At March  31, 2020 and December 31, 2019,  short-term borrowings consisted of repurchase agreements.

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had $15.0 million outstanding at March 31, 2020 and December 31, 2019. The $15.0 million in fixed rate long-term borrowings from the FHLB carries an interest rate of 2.82% and matured in April 2020.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $1.3 million for the first three months of 2020 compared to a decrease of $8.4 million for the first three months of 2019. The increase in cash and cash equivalents in 2020 was mainly due to an increase in interest-bearing deposits and proceeds received from callable bonds, partially offset by increases in purchases of premises and equipment primarily related to a new branch opened in Ocean City, MD in March.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $300.2 million and $270.1 million at March  31, 2020 and December 31, 2019, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $2.9 million to $195.7 million at March 31, 2020 when compared to December 31, 2019 primarily due to current year’s earnings and a change in accumulated other comprehensive income of $1.3 million, or 604.3%.

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

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act.  Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework was available for banks to use in their March 31, 2020, Call Report.  The Company did not opt into the CBLR framework.

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

The phase-in period for the final rules became effective for the Bank on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of March 31, 2020, the Bank’s capital levels remained characterized as “well-capitalized” under the new rules.

The following tables present the applicable capital ratios as of March 31, 2020 and December 31, 2019.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2020	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.92%	13.02%	13.02%	13.85%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2019	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.64%	13.00%	13.00%	13.87%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2019 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since  December 31, 2019.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Shore Bancshares, Inc. files under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of March  31, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March  31, 2020.

There was no change in our internal control over financial reporting during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K.

The recent COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared

COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

We may incur impairments to goodwill or other intangibles as a result of the economic volatility resulting from the COVID-19 pandemic, which could adversely affect our financial condition, results of operations and stock price.

As of March 31, 2020, we had $17.5 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in the first quarter of 2020 and the impairment evaluation did not identify any impairment in the first quarter of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles. If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic.  We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Form 10-K will be heightened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2019 the Corporation’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Corporation is authorized to repurchase up to $10 million, or approximately 5%, of its common stock for 2019 and 2020. The program may be limited or terminated at any time without prior notice. During the three months ended March  31, 2020, the Corporation had no repurchases. The Company has suspended all share buybacks of the Company’s common stock until further notice.

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

SHORE BANCSHARES, INC.

Date: May 11, 2020	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)