Form 10-Q
period 2020-06-30
SHORE BANCSHARES INC
filed 2020-08-07
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-22345

SHORE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 E. Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 7, 2020 was 12,526,708.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS	(Unaudited)
Cash and due from banks	$24,585	$18,465
Interest-bearing deposits with other banks	101,699	76,506
Cash and cash equivalents	126,284	94,971
Investment securities:
Available-for-sale, at fair value	86,020	122,791
Held to maturity, at amortized cost - fair value of $11,715 (2020) and $8,654 (2019)	11,710	8,786
Equity securities, at fair value	1,388	1,342
Restricted securities	3,626	4,190

Loans	1,407,249	1,248,654
Less: allowance for credit losses	(11,090)	(10,507)
Loans, net	1,396,159	1,238,147

Premises and equipment, net	24,668	23,821
Goodwill	17,518	17,518
Other intangible assets, net	1,970	2,252
Other real estate owned, net	38	74
Right-of-use assets	4,879	4,771
Other assets	45,264	40,572
TOTAL ASSETS	$1,719,524	$1,559,235

LIABILITIES
Deposits:
Noninterest-bearing	$442,996	$356,618
Interest-bearing	1,061,732	984,716
Total deposits	1,504,728	1,341,334

Short-term borrowings	1,064	1,226
Long-term borrowings	—	15,000
Lease liabilities	4,941	4,792
Other liabilities	8,657	4,081
TOTAL LIABILITIES	1,519,390	1,366,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,525,667 (2020) and 12,500,372 (2019)	125	125
Additional paid in capital	61,129	61,045
Retained earnings	136,876	131,425
Accumulated other comprehensive income	2,004	207
TOTAL STOCKHOLDERS' EQUITY	200,134	192,802
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,719,524	$1,559,235

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019

INTEREST INCOME
Interest and fees on loans	$13,945	$13,749	$27,740	$27,248
Interest and dividends on investment securities:	—	—	—	—
Taxable	638	887	1,357	1,885
Interest on deposits with other banks	11	113	183	276
Total interest income	14,594	14,749	29,280	29,409

INTEREST EXPENSE
Interest on deposits	1,556	2,204	3,615	4,151
Interest on short-term borrowings	1	145	3	358
Interest on long-term borrowings	6	107	113	213
Total interest expense	1,563	2,456	3,731	4,722

NET INTEREST INCOME	13,031	12,293	25,549	24,687
Provision for credit losses	1,000	200	1,350	300

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,031	12,093	24,199	24,387

NONINTEREST INCOME
Service charges on deposit accounts	544	1,028	1,410	1,962
Trust and investment fee income	363	385	738	757
Gains on sales and calls of investment securities	347	—	347	—
Other noninterest income	1,515	1,196	2,626	2,078
Total noninterest income	2,769	2,609	5,121	4,797

NONINTEREST EXPENSE
Salaries and wages	2,130	3,792	6,426	7,558
Employee benefits	1,535	1,068	3,257	2,322
Occupancy expense	702	668	1,400	1,359
Furniture and equipment expense	247	295	564	558
Data processing	1,037	919	2,081	1,829
Directors' fees	113	116	254	202
Amortization of other intangible assets	138	155	282	317
FDIC insurance premium expense	124	181	215	386
Other real estate owned expenses, net	—	60	18	293
Legal and professional fees	553	559	1,187	1,160
Other noninterest expenses	1,084	1,172	2,328	2,344
Total noninterest expense	7,663	8,985	18,012	18,328

Income from continuing operations before income taxes	7,137	5,717	11,308	10,856
Income tax expense	1,802	1,489	2,855	2,800
Income from continuing operations	5,335	4,228	8,453	8,056

Loss from discontinued operations before income taxes	—	(4)	—	(103)
Income tax benefit	—	—	—	(25)
Loss from discontinued operations	—	(4)	—	(78)

NET INCOME	$5,335	$4,224	$8,453	$7,978

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)

(Dollars in thousands, except per share amounts)

Earnings per common share - Basic
Income from continuing operations	$0.43	$0.33	$0.68	$0.63
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.43	$0.33	$0.68	$0.62
Earnings per common share - Diluted
Income from continuing operations	$0.43	$0.33	$0.68	$0.63
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.43	$0.33	$0.68	$0.62

Dividends paid per common share	0.12	0.10	$0.24	$0.20

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$5,335	$4,224	$8,453	$7,978

Other comprehensive income:
Investment securities:
Unrealized holding gains on available-for-sale-securities	1,093	1,797	2,807	3,780
Tax effect	(292)	(492)	(760)	(1,033)

Reclassification of (gains) recognized in net income	(347)	—	(347)	—
Tax effect	88	—	88	—

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	4	7	12	14
Tax effect	—	(1)	(3)	(4)
Total other comprehensive income	546	1,311	1,797	2,757
Comprehensive income	$5,881	$5,535	$10,250	$10,735

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six months Ended June 30, 2020 and 2019

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

Net Income	—	—	5,335	—	5,335

Other comprehensive income	—	—	—	546	546

Stock-based compensation	—	62	—	—	62

Cash dividends declared	—	—	(1,503)	—	(1,503)

Balances, June 30, 2020	$125	$61,129	$136,876	$2,004	$200,134

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

Net Income	—	—	4,224	—	4,224

Other comprehensive income	—	—	—	1,311	1,311

Stock-based compensation	—	(32)	—	—	(32)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, June 30, 2019	$128	$65,376	$125,996	$(193)	$191,307

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Six Months Ended
	June 30,
	2020	2019
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:	$8,453	$7,978
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(172)	(262)
Provision for credit losses	1,350	300
Depreciation and amortization	1,225	1,198
Net amortization of securities	203	262
Stock-based compensation expense	123	31
Deferred income tax (benefit) expense	(1,598)	233
(Gains) on sales and calls of securities	(347)	—
Losses on sales and disposals of premises and equipment	40	—
Losses on sales and valuation adjustments on other real estate owned	18	287
Fair value adjustment on equity securities	(32)	(41)
Bank owned life insurance income	(647)	—
Net changes in:
Accrued interest receivable	(2,712)	(326)
Other assets	(455)	2,644
Accrued interest payable	(123)	(383)
Other liabilities	4,429	(7,485)
Net cash provided by operating activities	9,755	4,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	26,360	12,542
Proceeds from sales and calls of investment securities available for sale	13,019	—
Proceeds from maturities and principal payments of investment securities held to maturity	105	150
Purchases of securities held to maturity	(3,021)	—
Purchases of equity securities	(14)	(15)
Net change in loans	(159,251)	(45,130)
Purchases of premises and equipment	(1,476)	(545)
Proceeds from sales of premises and equipment	2	—
Proceeds from sales of other real estate owned	18	411
Net redemption of restricted securities	564	1,381
Net cash (used in) investing activities	(123,694)	(31,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	86,378	16,450
Interest-bearing deposits	77,077	20,323
Short-term borrowings	(162)	(35,304)
Long-term borrowings	(15,000)	—
Common stock dividends paid	(3,002)	(2,556)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(39)	(88)
Net cash provided by (used in) financing activities	145,252	(1,175)
Net increase in cash and cash equivalents	31,313	(27,945)
Cash and cash equivalents at beginning of period	94,971	67,225
Cash and cash equivalents at end of period	$126,284	$39,280

Supplemental cash flows information:
Interest paid	$3,914	$5,219
Income taxes paid	$174	$9,669
Lease liabilities arising from right-of-use assets	$419	$3,877
Unrealized gain on securities available for sale	$2,460	$3,780
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$12	$14

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiary with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2020, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2020 and 2019, changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2019 were derived from the 2019 audited financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2019. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiary, Shore United Bank (the “Bank”).

Risks and Uncertainties

The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operations in March and continues to do so. The pandemic will likely adversely affect our operations in subsequent quarters, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic most likely to affect our future earnings, cash flows and financial condition in future quarters primarily include the nature and duration of the financial effects felt by our customers and the related impact on the customers' ability to fulfill their financial obligations to the Company as well as the potential decline of real estate values resulting from market disruption which may impair the recorded values of collateral-dependent loans.  Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may negatively impact the overall value of our Company in such a way that an impairment charge to the carrying value of goodwill is required.  Accordingly, significant estimates used in the preparation of our financial statements related to the allowance for credit losses and valuation of goodwill may be subject to significant adjustments in future periods.  The greater the duration and severity of the pandemic the more likely that estimates will be materially impacted by its effects.

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

ASU No. 2020-04 – In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 14 loans or 2.6% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the category of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer after the 2020 Annual Report. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In March 2020, (Revised in April 2020) various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to specific loan types are as follows:

●	Full payment-balloon or full amortization loans – Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the balloon maturity/payoff date occurs.
●	Full payment ARM loans – Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the ARM repricing occurs.
●	Full Payment Rate Reset Loans - Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the rate reset occurs.
●	Principal deferral only loans (any type) - Once the deferral period has ended, the Company will go back to billing principal and interest. The principal amount that has been deferred will be re-amortized when either the maturity, ARM repricing or rate reset occurs.
●	Consumer loans – Borrowers are required to sign an amendment to the initial loan agreement at the time of deferral, which re-amortizes the loan and extends the maturity date based on the number of months deferred.

This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 2 – Discontinued Operations

On December 31, 2018, the Company completed the sale of the specific assets and activities related to its insurance agency, Avon-Dixon Agency, LLC (“Avon-Dixon”) to Avon-Dixon, an Alera Group Agency, LLC (“Alera”). Also, on this date the Company discontinued the operations of its premium finance company, Mubell Finance, LLC (“Mubell”). Together, Avon-Dixon and Mubell are referred to as the “Insurance Subsidiaries”. The Insurance Subsidiaries represented the Company’s insurance products and services segment, the activities of which related to originating, servicing and underwriting retail insurance policies. Certain other assets and liabilities to be sold or settled separately within one year, were classified as discontinued operations in the Company’s consolidated financial statements. All of the remaining assets and liabilities of discontinued operations were settled prior to December 31, 2019.

There were no assets or liabilities of discontinued operations at June 30, 2020 or December 31, 2019. The following table presents the financial information of discontinued operations for the periods indicated:

	For Six Months Ended
	June 30,
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income from continuing operations	$5,335	$4,228	$8,453	$8,056
Net loss from discontinued operations	-	(4)	-	(78)
Net Income	$5,335	$4,224	$8,453	$7,978
Weighted average shares outstanding - Basic	12,524	12,779	12,519	12,774
Dilutive effect of common stock equivalents-options	1	5	2	5
Weighted average shares outstanding - Diluted	12,525	12,784	12,521	12,779

Basic earnings per common share
Income from continuing operations	$0.43	$0.33	$0.68	$0.63
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.43	$0.33	$0.68	$0.62

Diluted earnings per common share
Income from continuing operations	$0.43	$0.33	$0.68	$0.63
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.43	$0.33	$0.68	$0.62

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2020
U.S. Government agencies	$9,710	$82	$3	$9,789
Mortgage-backed	73,551	2,681	1	76,231
Total	$83,261	$2,763	$4	$86,020

December 31, 2019
U.S. Government agencies	$23,854	$3	$31	$23,826
Mortgage-backed	98,638	574	247	98,965
Total	$122,492	$577	$278	$122,791

During the three and six months ended, the Company sold available for sale securities for proceeds of $13.0 million and recognized gross gains of $347 thousand. No available for sale securities were sold during the three and six months ended June 30, 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
June 30, 2020
U.S. Government agencies	$1,292	$35	$—	$1,327
States and political subdivisions	400	1	—	401
Other debt securities	10,018	12	43	9,987
Total	$11,710	$48	$43	$11,715

December 31, 2019
U.S. Government agencies	$1,386	$—	$5	$1,381
States and political subdivisions	400	1	—	401
Other debt securities	7,000	—	128	6,872
Total	$8,786	$1	$133	$8,654

Equity securities with an aggregate fair value of $1.4 million at June 30, 2020 and $1.3 million at December 31, 2019 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $32 thousand for the six months ended June 30, 2020 and $41 thousand for the six months ended June 30, 2019, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Available-for-sale securities:
U.S. Government agencies	$—	$—	$402	$3	$402	$3
Mortgage-backed	—	—	1,936	1	1,936	1
Total	$—	$—	$2,338	$4	$2,338	$4

Held-to-maturity securities:
Other debt securities	$3,990	$10	$2,967	$33	$6,957	$43
Total	$3,990	$10	$2,967	$33	$6,957	$43

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Available-for-sale securities:
U.S. Government agencies	$4,995	$5	$18,516	$26	$23,511	$31
Mortgage-backed	12,180	27	22,282	220	34,462	247
Total	$17,175	$32	$40,798	$246	$57,973	$278

Held-to-maturity securities:
U.S. Government agencies	$1,381	$5	$—	$—	$1,381	$5
Other debt securities	3,905	95	2,967	33	6,872	128
Total	$5,286	$100	$2,967	$33	$8,253	$133

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were three available-for-sale securities and two held-to-maturity security in an unrealized loss position at June 30, 2020.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2020.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,002	$9,080	$—	$—
Due after one year through five years	1,916	1,977	400	401
Due after five years through ten years	42,964	44,744	10,018	9,987
Due after ten years	29,379	30,219	1,292	1,327
Total	$83,261	$86,020	$11,710	$11,715

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Wicomico County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Construction	$110,657	$99,829
Residential real estate	430,436	442,506
Commercial real estate	626,339	586,562
Commercial	214,616	102,020
Consumer	25,201	17,737
Total loans	1,407,249	1,248,654
Allowance for credit losses	(11,090)	(10,507)
Total loans, net	$1,396,159	$1,238,147

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred costs, net of deferred fees, of $470 thousand and discounts on acquired loans of $912 thousand at June 30, 2020. Loans included deferred costs, net of deferred fees, of $1.8 million and discounts on acquired loans of $1.1 million at December 31, 2019. At June 30, 2020 and December 31, 2019, included in total loans were $72.9 million and $79.2 million in loans, respectively, acquired as part of the NWBI branch acquisition in 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

A loan is considered a TDR if a borrower is experiencing financial difficulties and a creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans are identified to be restructured when signs of impairment arise such as borrower interest rate reduction request, slowness to pay, or when an inability to repay becomes evident. The terms being offered are evaluated to determine if they are more liberal than those that would be indicated by policy or industry standards for similar, untroubled credits. In those situations where the terms or the interest rates are considered to be more favorable than industry standards or the Bank’s current underwriting guidelines the loan is classified as a TDR. All loans designated as TDRs are considered impaired loans and may be on either accrual or nonaccrual status. In instances where the loan has been placed on nonaccrual status, six consecutive months of timely payments are required prior to returning the loan to accrual status.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2020 and December 31, 2019.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
June 30, 2020
Loans individually evaluated for impairment	$335	$7,775	$10,884	$571	$—	$19,565
Loans collectively evaluated for impairment	110,322	422,661	615,455	214,045	25,201	1,387,684
Total loans	$110,657	$430,436	$626,339	$214,616	$25,201	$1,407,249

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$265	$81	$—	$—	$346
Loans collectively evaluated for impairment	1,497	2,374	4,016	2,355	502	10,744
Total allowance	$1,497	$2,639	$4,097	$2,355	$502	$11,090

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2019
Loans individually evaluated for impairment	$41	$7,072	$12,006	$298	$—	$19,417
Loans collectively evaluated for impairment	99,788	435,434	574,556	101,722	17,737	1,229,237
Total loans	$99,829	$442,506	$586,562	$102,020	$17,737	$1,248,654

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$395	$580	$—	$—	$975
Loans collectively evaluated for impairment	1,576	2,106	3,452	1,929	469	9,532
Total allowance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

In the first quarter of 2020, the Company transitioned from its in-house allowance model to an external vendor's allowance model software for the calculation of the allowance for loan losses. Prior to the adoption of the new model, the Company ran both models parallel for multiple periods to confirm the reasonableness of the new model's output as compared to the old. The primary motivation for the change was to increase efficiencies in the calculation of the allowance estimate under the current incurred loss standard and also allow for a more seamless transition for the Company's eventual adoption of the Current Expected Credit Loss standard in 2023. The Company's processes for loan segmentation, assessing qualitative factors, and determining specific reserves for impaired loans remained substantially unchanged when comparing the models. As part of the new model, more precise averages are utilized in the calculation of the net charge-off ratios used in the historical loss analysis and the historical loss rates are applied to all pools of loans accounted for under ASC 450. Additionally, the historical look-back periods for retail loan pools were adjusted to four years in the new model as compared to two years under the prior in-house model. While there were some variances between loan pools when comparing the two models, the Company's ending recorded allowance and provision for loan losses during the first and second quarter of 2020 were not materially impacted as a result of the transition.

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2020 and December 31, 2019. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded		June 30, 2020
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
June 30, 2020
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$198	$—
Residential real estate	4,250	2,474	1,342	75	3,555	3,213	—
Commercial real estate	8,016	6,921	67	67	6,853	7,103	—
Commercial	679	548	—	—	551	466	—
Consumer	—	—	—	—	—	—	—
Total	$13,242	$10,240	$1,409	$142	$11,256	$10,980	$—

Impaired accruing TDRs:
Construction	$38	$38	$—	$—	$38	$38	$1
Residential real estate	3,905	1,199	2,706	190	3,912	3,967	79
Commercial real estate	3,369	2,712	657	14	3,373	3,390	47
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,312	$3,949	$3,363	$204	$7,323	$7,395	$127

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$49	$—
Residential real estate	54	54	—	—	179	394	1
Commercial real estate	527	527	—	—	1,053	867	3
Commercial	23	23	—	—	6	5	—
Consumer	—	—	—	—	16	9	—
Total	$604	$604	$—	$—	$1,254	$1,324	$4

Total impaired loans:
Construction	$335	$335	$—	$—	$335	$285	$1
Residential real estate	8,209	3,727	4,048	265	7,646	7,574	80
Commercial real estate	11,912	10,160	724	81	11,279	11,360	50
Commercial	702	571	—	—	557	471	—
Consumer	—	—	—	—	16	9	—
Total	$21,158	$14,793	$4,772	$346	$19,833	$19,699	$131

		Recorded	Recorded		June 30, 2019
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2019
Impaired nonaccrual loans:
Construction	$—	$—	$—	$—	$1,515	$2,153	$—
Residential real estate	2,660	678	1,797	215	2,730	3,034	—
Commercial real estate	8,242	5,680	2,137	561	9,613	9,466	—
Commercial	421	298	—	—	314	319	—
Consumer	—	—	—	—	—	—	—
Total	$11,323	$6,656	$3,934	$776	$14,172	$14,972	$—

Impaired accruing TDRs:
Construction	$41	$41	$—	$—	$47	$48	$8
Residential real estate	4,041	2,583	1,458	180	4,219	4,263	81
Commercial real estate	3,419	2,748	671	19	3,516	3,533	66
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,501	$5,372	$2,129	$199	$7,782	$7,844	$155

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—	$—
Residential real estate	556	556	—	—	88	95	—
Commercial real estate	770	770	—	—	531	266	2
Commercial	—	—	—	—	11	10	—
Consumer	—	—	—	—	7	5	—
Total	$1,326	$1,326	$—	$—	$637	$376	$2

Total impaired loans:
Construction	$41	$41	$—	$—	$1,562	$2,201	$8
Residential real estate	7,257	3,817	3,255	395	7,037	7,392	81
Commercial real estate	12,431	9,198	2,808	580	13,660	13,265	68
Commercial	421	298	—	—	325	329	—
Consumer	—	—	—	—	7	5	—
Total	$20,150	$13,354	$6,063	$975	$22,591	$23,192	$157

The following tables provide a roll-forward for TDRs as of June 30, 2020 and June 30, 2019.

	1/1/2020						6/30/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2020
Accruing TDRs
Construction	$41	$—	$(3)	$—	$—	$—	$38	$—
Residential real estate	4,041	—	(53)	—	—	(83)	3,905	190
Commercial real estate	3,419	—	(50)	—	—	—	3,369	14
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(106)	$—	$—	$(83)	$7,312	$204

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(51)	—	—	—	1,342	75
Commercial real estate	—	1,506	(373)	—	—	—	1,133	—
Commercial	299	—	(19)	—	—	—	280	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(443)	$—	$—	$—	$2,755	$75

Total	$9,193	$1,506	$(549)	$—	$—	$(83)	$10,067	$279

	1/1/2019						6/30/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2019
Accruing TDRs
Construction	$51	$—	$(6)	$—	$—	$—	$45	$—
Residential real estate	4,454	—	(45)	—	—	(197)	4,212	230
Commercial real estate	4,158	—	(647)	—	—	—	3,511	25
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$—	$(698)	$—	$—	$(197)	$7,768	$255

Nonaccrual TDRs
Construction	$2,798	$—	$(1,346)	$(3)	$—	$—	$1,449	$152
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(9)	—	—	—	311	7
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(1,355)	$(3)	$—	$—	$1,760	$159

Total	$11,781	$—	$(2,053)	$(3)	$—	$(197)	$9,528	$414

There were no loans modified and considered TDRs during the three months ended June 30, 2020 and 2019. The following tables provide information on loans that were modified and considered TDRs during the six months ended June 30, 2020 and June 30, 2019.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For six months ended
June 30, 2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,162	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,162	$—

For six months ended
June 30, 2019
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

As of June 30, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million.  These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

There were no TDRs which subsequently defaulted within 12 months of modification for the three and six months ended June 30, 2020 and 2019. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At June 30, 2020, there were no nonaccrual loans classified as special mention or doubtful and $11.6 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2019, there were no nonaccrual loans classified as special mention or doubtful and $10.6 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of June 30, 2020 and December 31, 2019.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
June 30, 2020
Construction	$91,746	$16,551	$2,063	$297	$—	$110,657
Residential real estate	392,692	29,518	3,845	4,381	—	430,436
Commercial real estate	488,095	120,113	6,303	11,828	—	626,339
Commercial	184,908	26,023	3,105	580	—	214,616
Consumer	24,864	332	—	5	—	25,201
Total	$1,182,305	$192,537	$15,316	$17,091	$—	$1,407,249

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2019
Construction	$84,357	$13,068	$2,404	$—	$—	$99,829
Residential real estate	404,500	29,223	5,549	3,234	—	442,506
Commercial real estate	455,388	115,190	4,822	11,162	—	586,562
Commercial	80,816	20,130	746	328	—	102,020
Consumer	17,347	383	2	5	—	17,737
Total	$1,042,408	$177,994	$13,523	$14,729	$—	$1,248,654

The following tables provide information on the aging of the loan portfolio as of June 30, 2020 and December 31, 2019.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
June 30, 2020
Construction	$110,259	$101	$—	$—	$101	$297	$110,657
Residential real estate	425,440	663	463	54	1,180	3,816	430,436
Commercial real estate	618,524	—	300	527	827	6,988	626,339
Commercial	213,919	121	28	—	149	548	214,616
Consumer	25,134	15	29	23	67	—	25,201
Total	$1,393,276	$900	$820	$604	$2,324	$11,649	$1,407,249
Percent of total loans	99.0%	0.1%	0.1%	—%	0.2%	0.8%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2019
Construction	$99,234	$595	$—	$—	$595	$—	$99,829
Residential real estate	435,671	3,021	783	556	4,360	2,475	442,506
Commercial real estate	577,015	743	217	770	1,730	7,817	586,562
Commercial	101,476	246	—	—	246	298	102,020
Consumer	17,680	57	—	—	57	—	17,737
Total	$1,231,076	$4,662	$1,000	$1,326	$6,988	$10,590	$1,248,654
Percent of total loans	98.6%	0.4%	0.1%	0.1%	0.6%	0.8%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2020 and June 30, 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2020
Allowance for credit losses:
Beginning Balance	$1,128	$2,482	$3,965	$2,263	$540	$10,378

Charge-offs	—	—	(331)	(37)	—	(368)
Recoveries	5	4	—	61	10	80
Net charge-offs	5	4	(331)	24	10	(288)

Provision	364	153	463	68	(48)	1,000
Ending Balance	$1,497	$2,639	$4,097	$2,355	$502	$11,090

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2019
Allowance for credit losses:
Beginning Balance	$2,657	$2,433	$3,057	$2,009	$262	$10,418

Charge-offs	(3)	(300)	—	(81)	(23)	(407)
Recoveries	4	3	8	77	2	94
Net charge-offs	1	(297)	8	(4)	(21)	(313)

Provision	(215)	19	302	52	42	200
Ending Balance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(191)	(601)	(119)	(7)	(918)
Recoveries	8	7	—	124	12	151
Net charge-offs	8	(184)	(601)	5	5	(767)

Provision	(87)	322	666	421	28	1,350
Ending Balance	$1,497	$2,639	$4,097	$2,355	$502	$11,090

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	(3)	(423)	—	(162)	(29)	(617)
Recoveries	7	11	107	152	2	279
Net charge-offs	4	(412)	107	(10)	(27)	(338)

Provision	(223)	214	183	118	8	300
Ending Balance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $23 thousand as of June 30, 2020 and December 31, 2019, respectively. There were no residential real estate properties included in the balance of other real estate owned at June 30, 2020 and December 31, 2019.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of June 30, 2020 and December 31, 2019.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2020		December 31, 2019
Lease liabilities	$4,941		$4,792
Right-of-use assets	$4,879		$4,771
Weighted average remaining lease term	10.94	years	11.76	years
Weighted average discount rate	2.93%		3.13%

	For the three months ended	For the six months ended
Lease cost (in thousands)	June 30, 2020	June 30, 2020
Operating lease cost	$177	$358
Short-term lease cost	—	—
Total lease cost	$177	$358

Cash paid for amounts included in the measurement of lease liabilities	$167	$330

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2020
Nine months ending December 31, 2020	332
Twelve months ending December 31, 2021	$647
Twelve months ending December 31, 2022	634
Twelve months ending December 31, 2023	618
Twelve months ending December 31, 2024	562
Twelve months ending December 31, 2025	465
Thereafter	2,956
Total undiscounted cash flows	$6,214
Discount	1,273
Lease liabilities	$4,941

Note 7 – Goodwill and Other Intangibles

Due to the COVID-19 pandemic and its impact on market conditions, the Company performed a qualitative assessment of goodwill as of June 30, 2020. As a result of management’s qualitative evaluation of relevant events and circumstances at June 30, 2020, the Company concluded that it was not more likely than not that fair value was less than carrying value. Changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2020 and December 31, 2019.

June 30, 2020
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,984)	$1,970	5.0
Total other intangible assets	$3,954	$—	$(1,984)	$1,970

December 31, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,702)	$2,252	5.7
Total other intangible assets	$3,954	$—	$(1,702)	$2,252

The aggregate amortization expense included in continuing operations was $282 thousand for the six months ended June 30, 2020 and $317 thousand for the six months ended June 30, 2019.

At June 30, 2020, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2020	$252
2021	461
2022	389
2023	317
2024	246
2025	174
Thereafter	131
Total amortizing intangible assets	$1,970

Note 8 – Other Assets

The Company had the following other assets at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	2020	2019
Accrued interest receivable	$6,167	$3,455
Deferred income taxes	3,677	2,754
Prepaid expenses	1,366	1,157
Cash surrender value on life insurance	30,430	29,770
Income taxes receivable	—	175
Other assets	3,624	3,261
Total	$45,264	$40,572

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$3,005	$2,850
Write-downs of other real estate owned	2	9
Nonaccrual loan interest	443	353
Unrealized losses on available-for-sale securities transferred to held to maturity	1	4
Other	2,192	735
Total deferred tax assets	5,643	3,951
Less valuation allowance	(95)	(63)
Deferred tax assets net of valuation allowance	5,548	3,888
Deferred tax liabilities:
Depreciation	172	198
Acquisition accounting adjustments	615	508
Deferred capital gain on branch sale	190	194
Unrealized gains on available-for-sale securities	746	74
Other	148	160
Total deferred tax liabilities	1,871	1,134
Net deferred tax assets	$3,677	$2,754

Note 9 – Other Liabilities

The Company had the following other liabilities at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Accrued interest payable	$207	$330
Deferred compensation liability	2,120	1,401
Income taxes payable	4,279	—
Other liabilities	2,051	2,350
Total	$8,657	$4,081

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 614,298 shares remained available for grant at June 30, 2020.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2020 and 2019.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$62	$(32)	$123	$31
Excess tax benefits related to stock-based compensation	7	3	14	3

	June 30,
(Dollars in thousands)	2020		2019
Unrecognized stock-based compensation expense	$198		$150
Weighted average period unrecognized expense is expected to be recognized	0.7	years	0.1	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2020.

	Six Months Ended June 30, 2020
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	15,702	$15.36
Granted	22,166	14.11
Vested	(15,702)	15.36
Forfeited	(902)	16.25
Nonvested at end of period	21,264	$14.11

The fair value of restricted stock awards that vested during the first six months of 2020 and 2019 was $254 and $0 thousand, respectively.

Restricted stock units (“RSUs”) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it upon the terms and conditions of the Company’s long-term incentive plans which are subject to performance milestones achieved at the end of a three-year period. Each RSU cliff vests at the end of the three-year period and entitles the recipient to receive one share of common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting rights, with respect to the shares underlying awarded RSUs until the recipient becomes the holder of those shares.

During 2017, the Company entered into a long-term incentive plan agreement with officers of the Company and its subsidiaries to award RSUs based on a performance metric to be achieved as of December 31, 2019. Based on the results for the year ended December 31, 2019, 6,451 shares were vested.

The following table summarizes restricted stock units activity at the end of the performance cycle for the Company under the 2016 Equity Plan for the six months ended June 30, 2020.

Six Months Ended June 30, 2020
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	6,451	$16.57
Granted	—	—
Vested	(6,451)	16.57
Forfeited	—	—
Outstanding at end of period	—	$—

The fair value of restricted stock units that vested during the first six months of 2020 and 2019 was $107 thousand and $237 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2020.

	Six Months Ended June 30, 2020
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	11,671	$9.25
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding at end of period	11,671	$9.25

Exercisable at end of period	11,671	$9.25

There were no stock options granted during the three and six months ended June 30, 2020 and June 30, 2019.

At the end of the second quarter of 2020, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $22 thousand based on the $11.09 market value per share of the Company’s common stock at June 30, 2020. Similarly, the aggregate intrinsic value of the options exercisable was $22 thousand at June 30, 2020. At June 30, 2020, the weighted average remaining contract life of options outstanding and exercisable was 4.3 years.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2020 and 2019.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income before reclassifications	2,047	9	2,056
Reclassification of gains recognized	(259)	—	(259)
Balance, June 30, 2020	$2,006	$(2)	$2,004

Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	2,747	10	2,757
Balances, June 30, 2019	$(171)	$(22)	$(193)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. No assets were transferred from one hierarchy level to another during the first six months of 2020 or 2019.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Securities available for sale:
U.S. Government agencies	$9,789	$—	$9,789	$—
Mortgage-backed	76,231	—	76,231	—
	86,020	—	86,020	—

Equity	1,388	—	1,388	—
Total	$87,408	$—	$87,408	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Securities available for sale:
U.S. Government agencies	$23,826	$—	$23,826	$—
Mortgage-backed	98,965	—	98,965	—
	122,791	—	122,791	—

Equity	1,342	—	1,342	—
Total	$124,133	$—	$124,133	$—

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2020 and December 31, 2019, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
June 30, 2020
Nonrecurring measurements:

Impaired loans	$1,877	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,549	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$38	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 19%	(19%)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2019
Nonrecurring measurements:

Impaired loans	$2,489	Appraisal of collateral	(1)	Liquidation expense	(2)	10%

Impaired loans	$2,599	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$74	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 31%
				Liquidation expense	(2)	10%

(1)Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)Unobservable inputs were weighted by the relative fair value of the instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for June 30, 2020 and December 31, 2019 were estimated using an exit price notion.

	June 30, 2020		December 31, 2019
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$126,284	$126,284	$94,971	$94,971

Level 2 inputs
Investment securities held to maturity	$11,710	$11,715	$8,786	$8,654
Restricted securities	3,626	3,626	4,190	4,190
Cash surrender value on life insurance	30,430	30,430	29,782	29,782

Level 3 inputs
Loans, net	$1,396,159	$1,394,326	$1,238,147	$1,242,867

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$442,996	$442,996	$356,618	$356,618
Checking plus interest	344,940	344,940	302,227	302,227
Money market	274,783	274,783	262,050	262,050
Savings	163,320	163,320	143,322	143,322
Club	1,155	1,155	387	387
Certificates of deposit, $100,000 or more	129,467	132,577	127,600	128,167
Other time	148,067	152,358	149,130	149,209
Short-term borrowings	1,064	1,064	1,226	1,226
Long-term borrowings	—	—	15,000	15,040

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

The following table provides information on commitments outstanding at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$252,572	$211,652
Letters of credit	7,019	7,691
Total	$259,591	$219,343

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$544	$1,028	$1,410	$1,962
Trust and investment fee income	363	385	738	757
Interchange income	708	689	1,361	1,276
Other noninterest income	407	457	686	710
Noninterest Income (in-scope of Topic 606)	2,022	2,559	4,195	4,705
Noninterest Income (out-of-scope of Topic 606)	747	50	926	92
Total Noninterest Income	$2,769	$2,609	$5,121	$4,797

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020, and December 31, 2019, the Company did not have any significant contract balances.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the novel coronavirus (“COVID-19”) outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cybersecurity risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the Securities and Exchange Commission (“SEC”). For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2019 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

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

Small Business Administration’s Paycheck Protection Program

We established our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loan, by the SBA, is granted to the borrower if the borrower uses at least 60% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP do not require any collateral or personal guarantees, as such, these loans are included in the Company’s commercial loans segment. Through June 30, 2020, our team has been able to process 1,427 PPP loans for approximately $123.0 million in the first and second rounds of the program, which has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor lines of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.

Short-term Modifications for Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing modifications where appropriate, including interest only payments or payment deferrals for clients that could be adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of June 30, 2020, we had deferred payments of principal and/or interest on a short-term basis for commercial and residential loans with an aggregate balance of $221.1 million, or 15.7% of the total loan portfolio.

				Loan Balances Modified Due to COVID-19 Through July 31, 2020
					Loans Modified	Loans
					to Interest	Modified to
	Total Loan	Total Loans	Total Loan	Total	Only Payments	Payment	Percentage
	Balance as of	Modified as of	Balance as of	Loans	(6 months	Deferral	of Loans
(Dollars in thousands)	June 30, 2020	June 30, 2020	July 31, 2020	Modified	or less)	(3 months)	Modified
Hospitality Industry	$112,531	$80,431	$112,514	$84,200	$14,998	$69,202	74.83%
Non-owner occupied Retail Stores	92,755	55,995	103,464	25,031	3,251	21,780	24.19
Non-owner occupied Restaurants	8,442	3,215	8,499	3,192	-	3,192	37.56
Owner-occupied Retail Stores	17,758	2,628	15,248	1,363	160	1,203	8.94
Owner-occupied Restaurants	7,102	2,079	6,862	2,162	221	1,941	31.50
Oil & Gas Industry	-	-	-	-	-	-	—
Other Commercial Loans	762,970	66,767	752,201	45,560	16,431	29,129	6.06
Total Commercial Loans	1,001,558	211,115	998,788	161,508	35,061	126,447	16.17

Residential 1-4 family Personal	234,096	-	230,800	-	-	-	—
Residential 1-4 family Rentals	95,223	9,989	95,461	7,771	1,195	6,576	8.14
Home Equity Loans	50,555	-	51,947	-	-	-	—
Total Residential Real Estate Loans	379,874	9,989	378,208	7,771	1,195	6,576	2.05

Consumer Loans	26,877	-	27,792	373	-	373	1.34
Mortgage Warehouse Loans	-	-	-	-	-	-	—
Credit Card, Overdrafts and Other	(1,060)	-	(789)	-	-	-	—
TOTAL LOANS	$1,407,249	$221,104	$1,403,999	$169,652	$36,256	$133,396	12.08%

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

Share Repurchases

We have suspended all share buybacks of the Company’s common stock until further notice.

Dividends and Capital

We currently expect to maintain our quarterly cash dividend based on our strong capital position. At June 30, 2020, the Bank exceeded all the capital requirements to which it was subject, and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of June 30, 2020, the Company had only one banking reporting unit.

OVERVIEW

The Company reported net income of $5.3 million for the second quarter of 2020, or diluted income per common share of $0.43, compared to net income of $4.2 million, or diluted income per common share of $0.33, for the second quarter of 2019. For the first quarter of 2020, the Company reported net income of $3.1 million, or diluted income per common share of $0.25. When comparing net income for the second quarter of 2020 to the second quarter of 2019, the increase was due to a decrease in noninterest expense of $1.3 million, coupled with increases in net interest income of $738 thousand and noninterest income of $160 thousand, partially offset by an increase in the provision for credit losses of $800 thousand. When comparing net income from continuing operations for the second quarter of 2020 to the first quarter of 2020, the increase was primarily due to a decrease in noninterest expenses of $2.7 million. In addition, net interest income and noninterest income increased $513 thousand and $417 thousand, respectively, partially offset by an increase in the provision for credit losses of $650 thousand.

For the first six months of 2020, the Company reported net income of $8.5 million, or diluted income per common share of $0.68, compared to net income of $8.0 million, or diluted income per common share of $0.62, for the first six months of 2019. When comparing net income from continuing operations for the first six months of 2020 to the first six months of 2019, the improved results were due to increases in net interest income of $862 thousand and noninterest income of $324 thousand, coupled with a decrease in noninterest expense of $316 thousand, partially offset by an increase in the  provision for credit losses of $1.1 million.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $13.1 million for the second quarter of 2020 and $12.3 million for the second quarter of 2019. Tax-equivalent net interest income was $12.6 million for the first quarter of 2020. The increase in net interest income for the second quarter of 2020 when compared to the second quarter of 2019 was due to lower interest expenses on interest bearing deposits of $648 thousand, or 29.4% and short and long-term borrowings of $245 thousand, or 92.2%. In addition, interest on loans increased $192 thousand, or 1.4%. These improvements to net interest income were partially offset by decreases in interest income on taxable investment securities of $249 thousand, or 28.1%, and interest-bearing deposits with other banks of $102 thousand, or 90.3%. Net interest income increased for the second quarter of 2020 when compared to the first quarter of 2020 due to lower interest expenses on interest bearing deposits of $503 thousand, or 24.4%, and short and long-term borrowings of $102 thousand, or 93.6%. In addition, interest on loans increased $151 thousand, or 1.1%. These improvements to net interest income were partially offset by decreases in interest income on taxable investment securities of $81 thousand, or 11.3%, and interest-bearing deposits with other banks of $161 thousand, or 93.6%. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the second quarter of 2020 was 3.41%, which was a decrease of 13 basis points (bps) when compared to 3.54% for the second quarter of 2019 and a decrease of 7bps when compared to 3.48% for the first quarter of 2020.

Interest Income

On a tax-equivalent basis, interest income decreased $159 thousand, or 1.1%, for the second quarter of 2020 when compared to the second quarter of 2019. The decrease was due to a decrease in the average balance of taxable investment securities of $52.0 million, or 32.5% due to the proceeds being utilized to fund loan growth between the periods, coupled with a decrease in the average yield on interest-bearing deposits with other banks of 240bps. The average balance of loans increased $153.1 million, or 12.5%, between the comparable periods and the average yield on loans decreased 44bps, which were the direct result of adding 1,427 PPP loans with an average yield of 2.36%.

On a tax-equivalent basis, interest income decreased $90 thousand, or less than 1%, for the second quarter of 2020 when compared to the first quarter of 2020. The decrease was primarily due to decreases in the average rate paid on interest-bearing deposits with other banks of 113bps, as well as, a decrease in the average balance of taxable investment securities of $21.5 million, or 16.6%, partially offset by an increase in the average balance of loans of $110.9 million, or 8.8% due to the influx of PPP loans processed during the second quarter of 2020.

Interest Expense

Interest expense decreased $893 thousand, or 36.4%, when comparing the second quarter of 2020 to the second quarter of 2019. The decrease was a direct result of lower interest expenses paid on interest-bearing deposits of $648 thousand, and short and long-term borrowings of $245 thousand. The average balance of short and long-term borrowings decreased $33.7 million, or 92.2%, while the average rate paid on interest-bearing deposits decreased 37bps, partially offset by an increase in the average balance of interest-bearing deposits of $112.4 million, or 12.6%. The average balance of noninterest-bearing deposits increased $80.7 million, or 23.8% between the comparable quarters.

Interest expense decreased $605 thousand, or 27.9%, when comparing the second quarter of 2020 to the first quarter of 2020. The decrease in interest expense was mainly due to a decrease in the average rate paid on interest-bearing deposits of 23bps. The decrease in rates paid on interest-bearing deposits was partially offset by an increase in the average balance of $32.3 million, or 3.3%. The average balance of noninterest-bearing deposits increased $67.6 million, or 19.2%, when compared to the first quarter of 2020.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2020 and 2019.

	For Three Months Ended			For Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,374,324	$13,982	4.09%	$1,221,215	$13,790	4.53%
Investment securities:
Taxable	107,908	638	2.37	159,878	887	2.22
Interest-bearing deposits	57,713	11	0.07	18,325	113	2.47
Total earning assets	1,539,945	14,631	3.82%	1,399,418	14,790	4.24%
Cash and due from banks	18,167			17,225
Other assets	90,981			61,906
Allowance for credit losses	(10,706)			(10,456)
Total assets	$1,638,387			$1,468,093

Interest-bearing liabilities
Demand deposits	$298,568	145	0.20%	$234,775	382	0.65%
Money market and savings deposits	426,963	246	0.23	385,272	803	0.84
Brokered Deposits	—	—	—	20,866	131	2.52
Certificates of deposit $100,000 or more	130,582	586	1.81	107,549	413	1.54
Other time deposits	150,675	579	1.54	145,900	475	1.31
Interest-bearing deposits	1,006,788	1,556	0.62	894,362	2,204	0.99
Short-term borrowings	2,030	1	0.20	21,557	145	2.70
Long-term debt	824	6	2.93	15,000	107	2.86
Total interest-bearing liabilities	1,009,642	1,563	0.62%	930,919	2,456	1.06%
Noninterest-bearing deposits	420,275			339,589
Other liabilities	9,628			8,484
Stockholders’ equity	198,842			189,101
Total liabilities and stockholders’ equity	$1,638,387			$1,468,093

Net interest spread		$13,068	3.20%		$12,334	3.18%
Net interest margin			3.41%			3.54%

Tax-equivalent adjustment
Loans		$37			$41
Total		$37			$41
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $860 thousand, or 3.5%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in net interest income was due to a decrease in interest expenses on interest-bearing deposits of $535 thousand, or 12.9% and short and long-term borrowings of $455 thousand, or 79.7%. In addition, the average yield on earning assets decreased 31bps. This resulted in a net interest margin of 3.45% for the six months ended June 30, 2020 compared to 3.57% for the six months ended June 30, 2019.

Interest Income

On a tax-equivalent basis, interest income decreased $130 thousand, or less than 1%, for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The decrease was primarily due to a decline in the average balance of taxable investment securities of $43.8 million, or 26.9%, and the lower yield on interest-bearing deposits with other banks of 178bps. The average balance of loans increased $107.3 million, or 8.9%, while the average yield declined

31bps, in part due to the funding of 1,348 PPP loans during the second quarter of 2020 which had an average yield of 2.36%.

Interest Expense

Interest expense decreased $990 thousand, or 21.0%, when comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. The decrease in interest expense was due to a decline in the rates paid on interest-bearing deposits of 21bps and the decline in the average balance on short and long-term borrowings of $32.7 million, or 77.4%. These decreases were partially offset by an increase in the average balance of noninterest-bearing deposits of $51.1 million, or 15.3%.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2020 and 2019.

	For Six Months Ended			For Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,318,883	$27,813	4.24%	$1,211,618	$27,323	4.55%
Investment securities:
Taxable	118,659	1,357	2.30	162,429	1,885	2.34
Interest-bearing deposits	57,685	183	0.64	23,039	276	2.42
Total earning assets	1,495,227	29,353	3.95%	1,397,086	29,484	4.26%
Cash and due from banks	18,020			17,211
Other assets	90,068			60,340
Allowance for credit losses	(10,626)			(10,423)
Total assets	$1,592,689			$1,464,214

Interest-bearing liabilities
Demand deposits	$291,372	540	0.37%	$237,271	741	0.63%
Money market and savings deposits	418,608	712	0.34	384,508	1,610	0.84
Brokered Deposits	—	—	—	21,470	260	2.44
Certificates of deposit $100,000 or more	129,995	1,183	1.83	103,067	714	1.40
Other time deposits	150,659	1,180	1.58	143,226	826	1.16
Interest-bearing deposits	990,634	3,615	0.73	889,542	4,151	0.94
Short-term borrowings	1,632	3	0.37	27,239	358	2.65
Long-term debt	7,912	113	2.87	15,000	213	2.86
Total interest-bearing liabilities	1,000,178	3,731	0.75%	931,781	4,722	1.02%
Noninterest-bearing deposits	386,478			335,334
Other liabilities	9,446			10,051
Stockholders’ equity	196,587			187,048
Total liabilities and stockholders’ equity	$1,592,689			$1,464,214

Net interest spread		$25,622	3.20%		$24,762	3.24%
Net interest margin			3.45%			3.57%

Tax-equivalent adjustment
Loans		$73			$75
Total		$73			$75

Noninterest Income

Total noninterest income for the second quarter of 2020 increased $160 thousand, or 6.1%, when compared to the second quarter of 2019. The increase from the second quarter of 2019 was mainly due to additional income from BOLI purchased late in 2019 and other bank and loan fees, partially offset by lower service charges on deposit accounts. Noninterest income increased $417 thousand, or 17.7%, when compared to the first quarter of 2020 primarily due to sales of available for sale investment securities at a gain of $347 thousand, other bank service and loan fees of $211 thousand and a gain on directors life insurance of $86 thousand, partially offset by a decrease in service charges on deposit accounts of $322 thousand which was significantly impacted by decreased consumer spending.

Total noninterest income from continuing operations for the six months ended June 30, 2020 increased $324 thousand, or 6.8%, when compared to the same period in 2019. The increase in noninterest income primarily consisted of increases in BOLI income, gains on sales of available for sale securities and other bank services, partially offset by a decrease in service charges on deposit accounts.

Noninterest Expense

Total noninterest expense from continuing operations for the second quarter of 2020 decreased $1.3 million, or 14.7%, when compared to the second quarter of 2019 and decreased $2.7 million, or 26.0%, when compared to the first quarter of 2020. The decrease in noninterest expense when compared to the second quarter of 2019 and the first quarter of 2020 was primarily in salaries and wages, due to the origination of PPP loans which resulted in heightened loan origination costs being deferred for the period. These loan origination costs were deferred at origination along with the related origination fees. The net fees of $2.6 million have and will continue to be accreted to interest income as a yield adjustment over the lives of the related PPP loans, which for most was 24 months at the time of origination. The recognition of these deferred fees and costs as a component of interest income will be accelerated upon forgiveness or repayment of the PPP loans. As previously stated, the Company processed 1,427 PPP loans during the second quarter of 2020 and does not anticipate additional originations at this volume resulting in additional reductions of salaries and wages expense in future quarters.

Total noninterest expense from continuing operations for the six months ended June 30, 2020 decreased $316 thousand, or 1.7%, when compared to the same period in 2019. The decrease was a result of lower salaries and wages due to FASB 91 deferrals, lower FDIC insurance premiums and other real estate owned expenses, partially offset by higher employee benefit costs. The deferred costs for salaries and wages are being recognized over the lives of the related loans as previously mentioned.

Provision for Credit Losses

The provision for credit losses was $1.0 million for the second quarter of 2020, $200 thousand for the second quarter of 2019 and $350 thousand for the first quarter of 2020. The ratio of the allowance for credit losses to period-end loans was 0.79% at June 30, 2020. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 0.86% at June 30, 2020, higher than both the 0.83% at June 30, 2019 and the 0.81% at March 31, 2020. The primary drivers of the increased percentage of the allowance to total loans, excluding the guaranteed PPP loans, and the increase in provision for loan losses as compared to both the prior periods were increases in qualitative factors and, in particular, elevated unemployment statistics and the impact of the COVID-19 pandemic. Net charge-offs were $288 thousand for the second quarter of 2020, compared to $313 thousand for the second quarter of 2019 and $479 thousand for the first quarter of 2020. The charge-offs in the second quarter related to continued workout efforts on nonperforming assets.

The provision for credit losses for the six months ended June 30, 2020 and 2019 was $1.4 million and $300 thousand, respectively, while net charge-offs were $767 thousand and $338 thousand, respectively. The increase in provision for credit losses was the result of higher charge-offs in 2020, qualitative factors related to economic conditions and the COVID-19 pandemic.  The ratio of allowance to total loans decreased over the first six months of the year from 0.84% at December 31, 2019 to 0.79% at June 30, 2020. As previously discussed, this ratio decreased as a result of the PPP loans’ inclusion in the balance of total loans. Additionally, a reduction in specific reserves for certain credits through charge-offs during the six months ended June 30, 2020 reduced the allowance to total loans ratio. The general reserve component of the allowance to legacy, non-impaired and non-PPP loans increased from 0.75% at December 31, 2019 to 0.89% at June 30, 2020, primarily resulting from increased qualitative allocations related to the COVID-19 pandemic. The ratio of annualized net charge-offs to average loans was 0.12% for the first half of 2020 and 0.06% for the first half of 2019. Management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as changes within the Company’s portfolio are known.

Income Taxes

The Company reported income tax expense from continuing operations of $1.8 million for the second quarter of 2020, $1.5 million for the second quarter of 2019 and $1.1 million for the first quarter of 2020. Income tax expense increased when compared to the second quarter of 2019 and the first quarter of 2020 due to higher pre-tax earnings. The effective tax rate on continuing operations for the second and first quarter of 2020 was 25.2%. The effective tax rate for the second quarter of 2019 was 26.0%.  Income taxes from continuing operations for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 increased $55 thousand or 2.0%, due to an increase in net income.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.407 billion at June 30, 2020 and $1.249 billion at December 31, 2019, an increase of $158.6 million, or 12.7%. The increase was primarily due to the origination of 1,427 PPP loans totaling $123.0 million. Organic growth for the first six months of 2020 was $35.6 million, which consisted of increases in commercial real estate loans of $39.8 million, construction loans of $10.8 million and consumer loans of $7.5 million, partially offset by decreases in residential real estate loans of $12.1 million and commercial loans, excluding PPP loans, of $10.4 million. Loans included deferred costs, net of deferred fees, of $470 thousand and discounts on acquired loans of $912 thousand at June 30, 2020, compared to $1.8 million and $1.1 million, respectively, at December 31, 2019. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $110.7 million, or 7.9% of total loans, at June 30, 2020 and $99.8 million, or 8.0% of total loans at December 31, 2019. Commercial real estate loans were $626.3 million, or 44.5% of total loans, at June 30, 2020, compared to $586.6 million, or 47.0% of total loans, at December 31, 2019.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2020, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 291.0% of total risk-based capital. At such time, construction, land and land development loans represented 60.2% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 48.3% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $11.1 million at June 30, 2020, $10.3 million at June 30, 2020 and $10.4 million at March 31, 2020. Net charge offs for the second quarter of 2020 were $288 thousand, compared to $313 thousand for the second quarter of 2019 and $479 thousand for the first quarter of 2020. The ratio of net charge-offs to average loans was 0.08% for the second quarter of 2020, compared to 0.10% for the second quarter of 2019 and 0.15% for the first quarter of 2020. Net charge-offs were $767 thousand for the six months ended June 30, 2020, compared to $338 thousand for the six months ended June 30, 2019. The ratio of net charge-offs to average loans was 0.12% and 0.06% for the six months ended June 30, 2020 and June 30, 2019, respectively.

Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.79% at June 30, 2020, 0.83% at June 30, 2019 and 0.84% at December 31, 2019. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 0.86% at June 30, 2020, higher than both the 0.83% and 0.84% at June 30, 2019 and December 31, 2019. The increase in the percentage of the allowance to total loans at June 30, 2020, compared to June 30, 2019 and December 31, 2019, was primarily due to increases in qualitative factors, and in particular, elevated unemployment statistics, the impact of COVID-19 pandemic. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2020. However, management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as the impact of the COVID 19 pandemic on the Company’s portfolio becomes known. Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place financial strain on our borrowers and ultimately impact the credit quality of our loan portfolio. As a result, we may experience increases in the level of past due, nonaccrual and classified loans, as well as higher net charge-offs. Deterioration in credit quality in conjunction with weakness in current and expected economic conditions, may require us to record additional provisions for credit losses in excess of historical levels.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2020 and 2019.

	At or for Three Months Ended		At or for Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance balance - beginning of period	$10,378	$10,418	$10,507	$10,343

Charge-offs:
Construction	—	(3)	—	(3)
Residential real estate	—	(300)	(191)	(423)
Commercial real estate	(331)	—	(601)	—
Commercial	(37)	(81)	(119)	(162)
Consumer	—	(23)	(7)	(29)
Total	(368)	(407)	(918)	(617)
Recoveries:
Construction	5	4	8	7
Residential real estate	4	3	7	11
Commercial real estate	—	8	—	107
Commercial	61	77	124	152
Consumer	10	2	12	2
Totals	80	94	151	279
Net charge-offs	(288)	(313)	(767)	(338)
Provision for credit losses	1,000	200	1,350	300
Allowance balance - end of period	$11,090	$10,305	$11,090	$10,305

Average loans outstanding during the period	$1,374,324	$1,221,215	$1,318,883	$1,211,618
Net charge-offs (annualized) as a percentage of average loans outstanding during the period	0.08%	0.10%	0.12%	0.06%
Allowance for credit losses at period end as a percentage of total period end loans (1)	0.79%	0.83%	0.79%	0.83%
Allowance for credit losses at period end as a percentage of average loans	0.81%	0.84%	0.84%	0.85%

(1)	At June 30, 2020, the ratio includes PPP loans of $123.0 million. Without PPP loans, the ratio is 0.86%.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets increased $301 thousand to $12.3 million at June 30, 2020 from $12.0 million at December 31, 2019, primarily due to an increase in nonaccrual loans of $1.1 million, or 10.0%, partially offset by a decrease in loans 90 days past due and still accruing of $722 thousand, or 54.4%. Accruing TDRs decreased $189 thousand to $7.3 million at June 30, 2020 from $7.5 million at December 31, 2019. Additionally, other real estate owned decreased $36 thousand, or 48.6%, when compared to December 31, 2019. The increase in nonaccrual loans was due to one loan relationship with a residential real estate customer with nonaccrual loans amounting to $1.1 million, which the Bank has been monitoring for several quarters. The decrease in accruing TDRs was due to normal payments. The ratio of nonaccrual loans and accruing TDRs to total loans decreased 10 bps to 1.35% at June 30, 2020 from 1.45% at December 31, 2019.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans
Construction	$297	$—
Residential real estate	3,816	2,475
Commercial real estate	6,988	7,817
Commercial	548	298
Consumer	—	—
Total nonaccrual loans	11,649	10,590
Loans 90 days or more past due and still accruing
Construction	—	—
Residential real estate	54	556
Commercial real estate	527	770
Commercial	—	—
Consumer	23	—
Total loans 90 days or more past due and still accruing	604	1,326
Other real estate owned	38	74
Total nonperforming assets	$12,291	$11,990

Accruing TDRs
Construction	$38	$41
Residential real estate	3,905	4,041
Commercial real estate	3,369	3,419
Commercial	—	—
Consumer	—	—
Total accruing TDRs	$7,312	$7,501

As a percent of total loans:
Nonaccrual loans	0.83%	0.85%
Accruing TDRs	0.52%	0.60%
Nonaccrual loans and accruing TDRs	1.35%	1.45%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.87%	0.96%
Nonperforming assets and accruing TDRs	1.39%	1.56%

As a percent of total assets:
Nonaccrual loans	0.68%	0.68%
Nonperforming assets	0.71%	0.77%
Accruing TDRs	0.43%	0.48%
Nonperforming assets and accruing TDRs	1.13%	1.25%

Investment Securities

The investment portfolio is comprised of debt and equity securities. Debt securities are classified as either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2020, 88.0% of the portfolio of debt securities was classified as available for sale and 12.0% was classified as held to maturity, compared to 93.5% and 6.5% respectively, at December 31, 2019. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $102.7 million at June 30, 2020, a $34.4 million, or 25.1%, decrease since December 31, 2019. The decrease was due to agency bonds being called during the first quarter of 2020 and the sale of available for sale securities in the second quarter of 2020. The proceeds were primarily redeployed to fund loan growth during the six months ended June 30, 2020. At June 30, 2020, 88.6% of the securities available for sale were mortgage-backed and 11.4% were U.S. Government agencies, compared to 80.6% and 19.4%, respectively, at year-end 2019. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2020 amounted to $1.50 billion, an increase of $163.4 million, or 12.2% when compared to the level at December 31, 2019. The increase in total deposits consisted of increases in noninterest-bearing deposits of $86.4 million and interest-bearing deposits of $77.0 million. The growth in interest-bearing deposits was represented by increases in interest-bearing checking accounts of $42.7 million, savings and money market accounts of $32.7 million, and time deposits greater than $100 thousand of $1.9 million, partially offset by a decrease in other time deposits of $295 thousand.

Short-Term Borrowings

Short-term borrowings decreased by $162 thousand, or 13.2%, to $1.1 million at June 30, 2020 when compared to December 31, 2019. Short-term borrowings generally consist of securities sold under agreements to repurchase, which are issued in conjunction with cash management services for commercial depositors, overnight borrowings from correspondent banks and short-term advances from the Federal Home Loan Bank (the “FHLB”). Short-term advances are defined as those with original maturities of one year or less. At June 30, 2020 and December 31, 2019, short-term borrowings consisted of repurchase agreements.

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long-term borrowings at June 30, 2020, due to a payoff of $15.0 million in April of 2020. The amount of outstanding long-term borrowings at December 31, 2019 was $15.0 million, which carried an interest rate of 2.82%.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $31.3 million for the first six months of 2020 compared to a decrease of $27.9 million for the first six months of 2019. The increase in cash and cash equivalents in 2020 was mainly due to the significant increase in deposits, the direct result of PPP loan proceeds deposited to and remaining in these accounts as of June 30, 2020. The Company expects these funds to be utilized over the coming weeks and months, which may or may not result in a decline in deposit balances. Additionally, the increase in cash and cash equivalents was the result of bonds being called in the first quarter of 2020 and the sale of available for sale securities in the second quarter of 2020. The Company anticipates using these proceeds to purchase additional investment securities and fund loan growth.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $293.4 million and $270.1 million at June 30, 2020 and December 31, 2019, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $7.3 million to $200.1 million at June 30, 2020 when compared to December 31, 2019 primarily due to the current year’s retained earnings and a positive change in accumulated other comprehensive income of $1.8 million, or 868.1%.

CBLR

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework was available for banks to use in their March 31, 2020 Call Report.  The Bank did not opt into the CBLR framework in the first or second quarter of 2020.

Basel III

Under final Federal Reserve and FDIC approved rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks minimum requirements increased for both the quantity and quality of capital held by the Bank. The Basel III capital standards substantially revised the risk based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the definitions and the components of Tier 1 capital and Total Capital, the method of evaluating risk-weighted assets, institutions of a capital conservation buffer, and other matters affecting regulatory capital ratios. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules.

The phase-in period for the final rules became effective for the Bank on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of June 30, 2020, the Bank’s capital levels remained characterized as “well-capitalized” under the new rules.

The following tables present the applicable capital ratios as of June 30, 2020 and December 31, 2019.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2020	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.66%	13.26%	13.26%	14.14%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2019	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.64%	13.00%	13.00%	13.87%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2020.

There was no change in our internal control over financial reporting during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility has had and, if it continues, could continue to have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, have had and may continue to have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

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

As of June 30, 2020, we had approximately $17.5 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in the first and second quarter of 2020 and the impairment evaluation did not identify any impairment in either quarter of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles. If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2019 the Corporation’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Corporation is authorized to repurchase up to $10 million, or approximately 5%, of its common stock for 2019 and 2020. The program may be limited or terminated at any time without prior notice. During the three months ended June 30, 2020, the Corporation had no repurchases. The Company has suspended all share buybacks of the Company’s common stock until further notice.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2020.

			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2020 to April 30, 2020	—	$—	—	$5,551,624
May 1, 2020 to May 31, 2020	—	—	—	5,551,624
June 1, 2020 to June 30, 2020	—	—	—	5,551,624
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.1(ii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series A (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009).

3.1(iii)

Articles Supplementary relating to the reclassification of the Fixed Rate Cumulative Perpetual Preferred Stock Series A, as common stock (incorporated by reference to Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009).

3.2(i)	Amended and Restate By-Laws (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-K for the year ended December 31, 2010).

3.2(ii)	First Amendment to Amended and Restate By-Laws (incorporated by reference to Exhibit 3.2(ii) of the Company’s Form 10-K for the year ended December 31, 2010).

3.2(iii)	Second Amendment to Amended and Restate By-Laws (incorporated by reference to Exhibit 3.2(iii) of the Company’s Form 10-K for the year ended December 31, 2010).

3.2(iv)	Third Amendment to Amended and Restate By-Laws (incorporated by reference to Exhibit 3.2(iv) of the Company’s Form 10-K for the year ended December 3, 2010).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Inline Interactive Data File

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: August 7, 2020	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)