Form 10-Q
period 2020-09-30
SHORE BANCSHARES INC
filed 2020-11-06
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2020 was 12,034,530.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Cash and due from banks	$17,577	$18,465
Interest-bearing deposits with other banks	138,885	76,506
Cash and cash equivalents	156,462	94,971
Investment securities:
Available-for-sale, at fair value	139,349	122,791
Held to maturity, at amortized cost - fair value of $20,254 (2020) and $8,654 (2019)	20,174	8,786
Equity securities, at fair value	1,396	1,342
Restricted securities	3,626	4,190

Loans	1,423,965	1,248,654
Less: allowance for credit losses	(12,777)	(10,507)
Loans, net	1,411,188	1,238,147

Premises and equipment, net	24,679	23,821
Goodwill	17,518	17,518
Other intangible assets, net	1,844	2,252
Other real estate owned, net	38	74
Right-of-use assets	4,769	4,771
Other assets	47,129	40,572
TOTAL ASSETS	$1,828,172	$1,559,235

LIABILITIES
Deposits:
Noninterest-bearing	$465,304	$356,618
Interest-bearing	1,128,817	984,716
Total deposits	1,594,121	1,341,334

Securities sold under retail repurchase agreements	1,019	1,226
Advances from FHLB - long-term	—	15,000
Subordinated debt	24,399	—
Total borrowings	25,418	16,226

Lease liabilities	4,840	4,792
Other liabilities	4,912	4,081
TOTAL LIABILITIES	1,629,291	1,366,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 12,217,501 (2020) and 12,500,372 (2019)	122	125
Additional paid in capital	58,090	61,045
Retained earnings	138,765	131,425
Accumulated other comprehensive income	1,904	207
TOTAL STOCKHOLDERS' EQUITY	198,881	192,802
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,828,172	$1,559,235

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

INTEREST INCOME
Interest and fees on loans	$14,139	$14,100	$41,879	$41,348
Interest and dividends on investment securities:
Taxable	730	870	2,087	2,755
Interest on deposits with other banks	33	223	216	499
Total interest income	14,902	15,193	44,182	44,602

INTEREST EXPENSE
Interest on deposits	1,470	2,288	5,085	6,439
Interest on short-term borrowings	1	117	4	475
Interest on long-term borrowings	148	108	261	321
Total interest expense	1,619	2,513	5,350	7,235

NET INTEREST INCOME	13,283	12,680	38,832	37,367
Provision for credit losses	1,500	200	2,850	500

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	11,783	12,480	35,982	36,867

NONINTEREST INCOME
Service charges on deposit accounts	647	990	2,057	2,952
Trust and investment fee income	381	383	1,119	1,140
Gains on sales and calls of investment securities	—	—	347	—
Other noninterest income	1,553	1,156	4,179	3,234
Total noninterest income	2,581	2,529	7,702	7,326

NONINTEREST EXPENSE
Salaries and wages	4,143	3,853	10,569	11,411
Employee benefits	1,489	1,299	4,746	3,621
Occupancy expense	774	697	2,174	2,056
Furniture and equipment expense	294	263	858	821
Data processing	1,114	972	3,195	2,801
Directors' fees	132	140	386	342
Amortization of other intangible assets	125	144	407	461
FDIC insurance premium expense	132	—	347	386
Other real estate owned expenses, net	—	133	18	426
Legal and professional fees	447	495	1,634	1,655
Other noninterest expenses	1,181	1,388	3,509	3,732
Total noninterest expense	9,831	9,384	27,843	27,712

Income from continuing operations before income taxes	4,533	5,625	15,841	16,481
Income tax expense	1,142	1,411	3,997	4,211
Income from continuing operations	3,391	4,214	11,844	12,270

Loss from discontinued operations before income taxes	—	(10)	—	(113)
Income tax benefit	—	(2)	—	(27)
Loss from discontinued operations	—	(8)	—	(86)

NET INCOME	$3,391	$4,206	$11,844	$12,184

Earnings per common share - Basic and diluted
Income from continuing operations	$0.27	$0.33	$0.95	$0.96
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.27	$0.33	$0.95	$0.95

Dividends paid per common share	$0.12	$0.10	$0.36	$0.30

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,391	$4,206	$11,844	$12,184

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(141)	303	2,668	4,083
Tax effect	39	(83)	(723)	(1,116)

Reclassification of (gains) recognized in net income	—	—	(347)	—
Tax effect	—	—	88	—

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	3	8	15	22
Tax effect	(1)	(2)	(4)	(6)
Total other comprehensive (loss) income	(100)	226	1,697	2,983
Comprehensive income	$3,291	$4,432	$13,541	$15,167

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Nine months Ended September 30, 2020 and 2019

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

Net Income	—	—	5,335	—	5,335

Other comprehensive income	—	—	—	546	546

Stock-based compensation	—	62	—	—	62

Cash dividends declared	—	—	(1,503)	—	(1,503)

Balances, June 30, 2020	$125	$61,129	$136,876	$2,004	$200,134

Net Income	—	—	3,391	—	3,391

Other comprehensive (loss)	—	—	—	(100)	(100)

Retirement of common stock	(3)	(3,106)	—	—	(3,109)

Stock-based compensation	—	67	—	—	67

Cash dividends declared	—	—	(1,502)	—	(1,502)

Balances, September 30, 2020	$122	$58,090	$138,765	$1,904	$198,881

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

Net Income	—	—	4,224	—	4,224

Other comprehensive income	—	—	—	1,311	1,311

Stock-based compensation	—	(32)	—	—	(32)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, June 30, 2019	$128	$65,376	$125,996	$(193)	$191,307

Net Income	—	—	4,206	—	4,206

Other comprehensive income	—	—	—	226	226

Retirement of Common Stock	(1)	(558)	-	-	(559)

Stock-based compensation	—	61	—	—	61

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, September 30, 2019	$127	$64,879	$128,924	$33	$193,963

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:	$11,844	$12,184
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(307)	(414)
Provision for credit losses	2,850	500
Depreciation and amortization	1,793	1,779
Net amortization of securities	330	396
Amortization of debt issuance costs	10	—
Stock-based compensation expense	190	92
Deferred income (benefit) tax expense	(1,925)	266
(Gains) on sales and calls of securities	(347)	—
Losses on sales and disposals of premises and equipment	40	—
Losses on sales and valuation adjustments on other real estate owned	18	417
Fair value adjustment on equity securities	(34)	(47)
Bank owned life insurance income	(908)	—
Net changes in:
Accrued interest receivable	(3,930)	(162)
Other assets	(511)	1,267
Accrued interest payable	(11)	(154)
Other liabilities	471	(6,865)
Net cash provided by operating activities	9,573	9,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	33,272	19,211
Proceeds from sales and calls of investment securities available for sale	13,019	—
Purchases of investment securities available for sale	(60,500)	—
Proceeds from maturities and principal payments of investment securities held to maturity	205	281
Purchases of securities held to maturity	(11,589)	(4,000)
Purchases of equity securities	(20)	(23)
Net change in loans	(175,669)	(39,817)
Purchases of premises and equipment	(1,786)	(1,995)
Proceeds from sales of premises and equipment	2	—
Proceeds from sales of other real estate owned	18	731
Net redemption of restricted securities	564	1,821
Purchases of bank owned life insurance	—	(14,586)
Net cash (used in) investing activities	(202,484)	(38,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	108,686	32,091
Interest-bearing deposits	144,186	81,205
Short-term borrowings	(207)	(43,549)
Long-term borrowings	(15,000)	—
Proceeds from the issuance of subordinated debt, net of issuance costs	24,389	—
Common stock dividends paid	(4,504)	(3,834)
Retirement of common stock	(3,109)	(559)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(39)	(88)
Net cash provided by financing activities	254,402	65,266
Net increase in cash and cash equivalents	61,491	36,148
Cash and cash equivalents at beginning of period	94,971	67,225
Cash and cash equivalents at end of period	$156,462	$103,373

Supplemental cash flows information:
Interest paid	$5,436	$7,521
Income taxes paid	$6,378	$10,812
Lease liabilities arising from right-of-use assets	$419	$5,243
Unrealized gain on securities available for sale	$2,321	$(4,083)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$15	$22

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiary with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2020, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019, changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2019 were derived from the 2019 audited financial statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2019. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the category of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer after the 2020 Annual Report. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. There was no material impact on the Company’s consolidated financial statements.

In March 2020, (Revised in April 2020) various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. During the nine months ended September 30, 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to specific loan types are as follows:

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

There were no assets or liabilities of discontinued operations at September 30, 2020 or December 31, 2019. The following table presents the financial information of discontinued operations for the periods indicated:

	For Nine Months Ended
	September 30,
($ in thousands)	2020	2019
Noninterest income
All other income	$—	$15
Total noninterest income	—	15
Noninterest expense
Salaries and wages	—	28
Employee benefits	—	7
Occupancy expense	—	14
Furniture and equipment	—	1
Legal and professional fees	—	73
Other noninterest expenses	—	5
Total noninterest expense	—	128
Loss from discontinued operations before income taxes	—	(113)
Income tax benefit	—	(27)
Loss from discontinued operations	$—	$(86)

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income from continuing operations	$3,391	$4,214	$11,844	$12,270
Net loss from discontinued operations	-	(8)	-	(86)
Net Income	$3,391	$4,206	$11,844	$12,184
Weighted average shares outstanding - Basic	12,483	12,764	12,507	12,771
Dilutive effect of common stock equivalents-options	1	5	2	5
Weighted average shares outstanding - Diluted	12,484	12,769	12,509	12,776

Basic earnings per common share
Income from continuing operations	$0.27	$0.33	$0.95	$0.96
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.27	$0.33	$0.95	$0.95

Diluted earnings per common share
Income from continuing operations	$0.27	$0.33	$0.95	$0.96
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.27	$0.33	$0.95	$0.95

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2020
U.S. Government agencies	$24,661	$54	$83	$24,632
Mortgage-backed	112,068	2,730	81	114,717
Total	$136,729	$2,784	$164	$139,349

December 31, 2019
U.S. Government agencies	$23,854	$3	$31	$23,826
Mortgage-backed	98,638	574	247	98,965
Total	$122,492	$577	$278	$122,791

During the three months ended September 30, 2020, no available for sale securities were sold. During the nine months ended September 30, 2020, the Company sold available for sale securities for proceeds of $13.0 million and recognized gross gains of $347 thousand in the second quarter of 2020. No available for sale securities were sold during the three and nine months ended September 30, 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
September 30, 2020
U.S. Government agencies	$1,195	$40	$—	$1,235
States and political subdivisions	400	1	—	401
Other debt securities	18,579	79	40	18,618
Total	$20,174	$120	$40	$20,254

December 31, 2019
U.S. Government agencies	$1,386	$—	$5	$1,381
States and political subdivisions	400	1	—	401
Other debt securities	7,000	—	128	6,872
Total	$8,786	$1	$133	$8,654

Equity securities with an aggregate fair value of $1.4 million at September 30, 2020 and $1.3 million at December 31, 2019 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $34 thousand for the nine months ended September 30, 2020 and $47 thousand for the nine months ended September 30, 2019, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Available-for-sale securities:
U.S. Government agencies	$14,919	$81	$397	$2	$15,316	$83
Mortgage-backed	24,734	81	—	—	24,734	81
Total	$39,653	$162	$397	$2	$40,050	$164

Held-to-maturity securities:
Other debt securities	$6,511	$40	$—	$—	$6,511	$40
Total	$6,511	$40	$—	$—	$6,511	$40

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Available-for-sale securities:
U.S. Government agencies	$4,995	$5	$18,516	$26	$23,511	$31
Mortgage-backed	12,180	27	22,282	220	34,462	247
Total	$17,175	$32	$40,798	$246	$57,973	$278

Held-to-maturity securities:
U.S. Government agencies	$1,381	$5	$—	$—	$1,381	$5
Other debt securities	3,905	95	2,967	33	6,872	128
Total	$5,286	$100	$2,967	$33	$8,253	$133

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were twelve available-for-sale securities and two held-to-maturity securities in an unrealized loss position at September 30, 2020.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2020.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,000	$9,051	$—	$—
Due after one year through five years	1,610	1,664	2,951	2,927
Due after five years through ten years	57,727	59,491	16,028	16,092
Due after ten years	68,392	69,143	1,195	1,235
Total	$136,729	$139,349	$20,174	$20,254

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Wicomico County, Baltimore County and Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Construction	$106,040	$99,829
Residential real estate	442,140	442,506
Commercial real estate	629,641	586,562
Commercial	218,596	102,020
Consumer	27,548	17,737
Total loans	1,423,965	1,248,654
Allowance for credit losses	(12,777)	(10,507)
Total loans, net	$1,411,188	$1,238,147

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred fees, net of costs, of $12 thousand and discounts on acquired loans of $825 thousand at September 30, 2020. Loans included deferred costs, net of deferred fees, of $1.8 million and discounts on acquired loans of $1.1 million at December 31, 2019. At September 30, 2020 and December 31, 2019, included in total loans were $60.2 million and $79.2 million in loans, respectively, acquired as part of the NWBI branch acquisition in 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2020 and December 31, 2019.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
September 30, 2020
Loans individually evaluated for impairment	$333	$6,216	$8,746	$283	$28	$15,606
Loans collectively evaluated for impairment	105,707	435,924	620,895	218,313	27,520	1,408,359
Total loans	$106,040	$442,140	$629,641	$218,596	$27,548	$1,423,965

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$142	$81	$14	$—	$237
Loans collectively evaluated for impairment	1,558	3,142	5,018	2,207	615	12,540
Total allowance	$1,558	$3,284	$5,099	$2,221	$615	$12,777

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2019
Loans individually evaluated for impairment	$41	$7,072	$12,006	$298	$—	$19,417
Loans collectively evaluated for impairment	99,788	435,434	574,556	101,722	17,737	1,229,237
Total loans	$99,829	$442,506	$586,562	$102,020	$17,737	$1,248,654

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$395	$580	$—	$—	$975
Loans collectively evaluated for impairment	1,576	2,106	3,452	1,929	469	9,532
Total allowance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

In the first quarter of 2020, the Company transitioned from its in-house allowance model to an external vendor's allowance model software for the calculation of the allowance for loan losses. Prior to the adoption of the new model, the Company ran both models parallel for multiple periods to confirm the reasonableness of the new model's output as compared to the old. The primary motivation for the change was to increase efficiencies in the calculation of the allowance estimate under the current incurred loss standard and also allow for a more seamless transition for the

Company's eventual adoption of the Current Expected Credit Loss standard in 2023. The Company's processes for loan segmentation, assessing qualitative factors, and determining specific reserves for impaired loans remained substantially unchanged when comparing the models. As part of the new model, more precise averages are utilized in the calculation of the net charge-off ratios used in the historical loss analysis and the historical loss rates are applied to all pools of loans accounted for under ASC 450. Additionally, the historical look-back periods for retail loan pools were adjusted to four years in the new model as compared to two years under the prior in-house model. While there were some variances between loan pools when comparing the two models, the Company's ending recorded allowance and provision for loan losses during the first three quarters of 2020 were not materially impacted as a result of the transition.

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2020 and December 31, 2019. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded		September 30, 2020
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
September 30, 2020
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$231	$—
Residential real estate	2,103	2,031	—	—	2,306	2,910	—
Commercial real estate	5,357	4,260	67	67	4,498	6,235	—
Commercial	420	269	14	14	355	429	—
Consumer	28	28	—	—	9	3	—
Total	$8,205	$6,885	$81	$81	$7,465	$9,808	$—

Impaired accruing TDRs:
Construction	$36	$36	$—	$—	$37	$38	$2
Residential real estate	3,878	2,530	1,348	142	3,886	3,940	120
Commercial real estate	3,353	2,704	649	14	3,357	3,379	70
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,267	$5,270	$1,997	$156	$7,280	$7,357	$192

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$33	$—
Residential real estate	307	307	—	—	389	393	1
Commercial real estate	1,066	1,066	—	—	830	854	3
Commercial	—	—	—	—	42	18	—
Consumer	—	—	—	—	19	12	—
Total	$1,373	$1,373	$—	$—	$1,280	$1,310	$4

Total impaired loans:
Construction	$333	$333	$—	$—	$334	$302	$2
Residential real estate	6,288	4,868	1,348	142	6,581	7,243	121
Commercial real estate	9,776	8,030	716	81	8,685	10,468	73
Commercial	420	269	14	14	397	447	—
Consumer	28	28	—	—	28	15	—
Total	$16,845	$13,528	$2,078	$237	$16,025	$18,475	$196

		Recorded	Recorded		September 30, 2019
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2019
Impaired nonaccrual loans:
Construction	$—	$—	$—	$—	$—	$1,435	$—
Residential real estate	2,660	678	1,797	215	2,642	2,904	—
Commercial real estate	8,242	5,680	2,137	561	10,221	9,717	—
Commercial	421	298	—	—	310	316	—
Consumer	—	—	—	—	—	—	—
Total	$11,323	$6,656	$3,934	$776	$13,173	$14,372	$—

Impaired accruing TDRs:
Construction	$41	$41	$—	$—	$44	$47	$9
Residential real estate	4,041	2,583	1,458	180	4,052	4,193	130
Commercial real estate	3,419	2,748	671	19	3,479	3,515	93
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,501	$5,372	$2,129	$199	$7,575	$7,755	$232

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$72	$24	$—
Residential real estate	556	556	—	—	373	188	2
Commercial real estate	770	770	—	—	515	349	2
Commercial	—	—	—	—	43	21	1
Consumer	—	—	—	—	2	4	—
Total	$1,326	$1,326	$—	$—	$1,005	$586	$5

Total impaired loans:
Construction	$41	$41	$—	$—	$116	$1,506	$9
Residential real estate	7,257	3,817	3,255	395	7,067	7,285	132
Commercial real estate	12,431	9,198	2,808	580	14,215	13,581	95
Commercial	421	298	—	—	353	337	1
Consumer	—	—	—	—	2	4	—
Total	$20,150	$13,354	$6,063	$975	$21,753	$22,713	$237

The following tables provide a roll-forward for TDRs as of September 30, 2020 and September 30, 2019.

	1/1/2020						9/30/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2020
Accruing TDRs
Construction	$41	$—	$(5)	$—	$—	$—	$36	$—
Residential real estate	4,041	—	(80)	—	—	(83)	3,878	142
Commercial real estate	3,419	—	(66)	—	—	—	3,353	14
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(151)	$—	$—	$(83)	$7,267	$156

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(51)	—	—	(1,342)	—	—
Commercial real estate	—	1,506	(401)	—	—	—	1,105	—
Commercial	299	—	(30)	—	—	—	269	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(482)	$—	$—	$(1,342)	$1,374	$—

Total	$9,193	$1,506	$(633)	$—	$—	$(1,425)	$8,641	$156

	1/1/2019						9/30/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For nine months ended
September 30, 2019
Accruing TDRs
Construction	$51	$—	$(8)	$—	$—	$—	$43	$—
Residential real estate	4,454	41	(73)	—	—	(353)	4,069	185
Commercial real estate	4,158	—	(682)	—	—	—	3,476	22
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$41	$(763)	$—	$—	$(353)	$7,588	$207

Nonaccrual TDRs
Construction	$2,798	$—	$(1,379)	$(3)	$—	$—	$1,416	$133
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(12)	—	—	—	308	4
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(1,391)	$(3)	$—	$—	$1,724	$137

Total	$11,781	$41	$(2,154)	$(3)	$—	$(353)	$9,312	$344

There were no loans modified and considered TDRs during the three months ended September 30, 2020 and 2019. The following tables provide information on loans that were modified and considered TDRs during the nine months ended September 30, 2020 and September 30, 2019.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For nine months ended
September 30, 2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,162	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,162	$—

For nine months ended
September 30, 2019
Construction	—	$—	$—	$—
Residential real estate	1	75	41	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$75	$41	$—

For the nine months ended September 30, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $12.9 million remained on deferral as of September 30, 2020. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

There were no TDRs which subsequently defaulted within 12 months of modification for the three and nine months ended September 30, 2020 and 2019. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At September 30, 2020, there were no nonaccrual loans classified as special mention or doubtful and $7.0 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2019, there were no nonaccrual loans classified as special mention or doubtful and $10.6 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of September 30, 2020 and December 31, 2019.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
September 30, 2020
Construction	$84,506	$19,196	$2,041	$297	$—	$106,040
Residential real estate	398,950	36,426	4,095	2,669	—	442,140
Commercial real estate	492,816	122,104	5,598	9,123	—	629,641
Commercial	187,876	27,247	3,174	299	—	218,596
Consumer	27,250	265	—	33	—	27,548
Total	$1,191,398	$205,238	$14,908	$12,421	$—	$1,423,965

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2019
Construction	$84,357	$13,068	$2,404	$—	$—	$99,829
Residential real estate	404,500	29,223	5,549	3,234	—	442,506
Commercial real estate	455,388	115,190	4,822	11,162	—	586,562
Commercial	80,816	20,130	746	328	—	102,020
Consumer	17,347	383	2	5	—	17,737
Total	$1,042,408	$177,994	$13,523	$14,729	$—	$1,248,654

The following tables provide information on the aging of the loan portfolio as of September 30, 2020 and December 31, 2019.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
September 30, 2020
Construction	$105,743	$—	$—	$—	$—	$297	$106,040
Residential real estate	438,917	240	645	307	1,192	2,031	442,140
Commercial real estate	623,256	992	—	1,066	2,058	4,327	629,641
Commercial	218,297	16	—	—	16	283	218,596
Consumer	27,519	—	1	—	1	28	27,548
Total	$1,413,732	$1,248	$646	$1,373	$3,267	$6,966	$1,423,965
Percent of total loans	99.3%	0.1%	—%	0.1%	0.2%	0.5%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2019
Construction	$99,234	$595	$—	$—	$595	$—	$99,829
Residential real estate	435,671	3,021	783	556	4,360	2,475	442,506
Commercial real estate	577,015	743	217	770	1,730	7,817	586,562
Commercial	101,476	246	—	—	246	298	102,020
Consumer	17,680	57	—	—	57	—	17,737
Total	$1,231,076	$4,662	$1,000	$1,326	$6,988	$10,590	$1,248,654
Percent of total loans	98.6%	0.4%	0.1%	0.1%	0.6%	0.8%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2020 and September 30, 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
September 30, 2020
Allowance for credit losses:
Beginning Balance	$1,497	$2,639	$4,097	$2,355	$502	$11,090

Charge-offs	—	(10)	(1)	(89)	(1)	(101)
Recoveries	5	199	1	81	2	288
Net (charge-offs) recoveries	5	189	—	(8)	1	187

Provision	56	456	1,002	(126)	112	1,500
Ending Balance	$1,558	$3,284	$5,099	$2,221	$615	$12,777

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
September 30, 2019
Allowance for credit losses:
Beginning Balance	$2,443	$2,155	$3,367	$2,057	$283	$10,305

Charge-offs	—	(86)	—	(98)	—	(184)
Recoveries	1	12	7	96	1	117
Net (charge-offs) recoveries	1	(74)	7	(2)	1	(67)

Provision	(903)	600	474	(39)	68	200
Ending Balance	$1,541	$2,681	$3,848	$2,016	$352	$10,438

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For nine months ended
September 30, 2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(201)	(601)	(208)	(8)	(1,018)
Recoveries	13	206	—	205	14	438
Net (charge-offs) recoveries	13	5	(601)	(3)	6	(580)

Provision	(31)	778	1,668	295	140	2,850
Ending Balance	$1,558	$3,284	$5,099	$2,221	$615	$12,777

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For nine months ended
September 30, 2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	(3)	(509)	—	(260)	(29)	(801)
Recoveries	8	23	114	248	3	396
Net (charge-offs) recoveries	5	(486)	114	(12)	(26)	(405)

Provision	(1,126)	814	657	79	76	500
Ending Balance	$1,541	$2,681	$3,848	$2,016	$352	$10,438

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $23 thousand as of September 30, 2020 and December 31, 2019, respectively. There were no residential real estate properties included in the balance of other real estate owned at September 30, 2020 and December 31, 2019.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of September 30, 2020 and December 31, 2019.

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

The Company’s long-term lease agreements are classified as operating leases.  Certain leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2020		December 31, 2019
Lease liabilities	$4,840		$4,792
Right-of-use assets	$4,769		$4,771
Weighted average remaining lease term	10.73	years	11.76	years
Weighted average discount rate	2.94%		3.13%

	For the three months ended	For the nine months ended
Lease cost (in thousands)	September 30, 2020	September 30, 2020
Operating lease cost	$177	$534
Short-term lease cost	—	—
Total lease cost	$177	$534

Cash paid for amounts included in the measurement of lease liabilities	$168	$498

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	September 30, 2020
Three months ending December 31, 2020	164
Twelve months ending December 31, 2021	$637
Twelve months ending December 31, 2022	633
Twelve months ending December 31, 2023	606
Twelve months ending December 31, 2024	558
Twelve months ending December 31, 2025	427
Thereafter	2,853
Total undiscounted cash flows	$5,878
Discount	1,038
Lease liabilities	$4,840

Note 7 – Goodwill and Other Intangibles

Due to the COVID-19 pandemic and its impact on market conditions, the Company performed a qualitative assessment of goodwill as of September 30, 2020. As a result of management’s qualitative evaluation of relevant events and circumstances as of September 30, 2020, the Company concluded that it was not more likely than not that fair value was less than carrying value. In addition, the Company will complete a full annual assessment of goodwill in the fourth quarter of 2020. Changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2020 and December 31, 2019.

September 30, 2020
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(2,110)	$1,844	4.7
Total other intangible assets	$3,954	$—	$(2,110)	$1,844

December 31, 2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,702)	$2,252	5.7
Total other intangible assets	$3,954	$—	$(1,702)	$2,252

The aggregate amortization expense included in continuing operations was $407 thousand for the nine months ended September 30, 2020 and $461 thousand for the nine months ended September 30, 2019.

At September 30, 2020, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2020	$126
2021	461
2022	389
2023	317
2024	246
2025	174
Thereafter	131
Total amortizing intangible assets	$1,844

Note 8 – Other Assets

The Company had the following other assets at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Accrued interest receivable	$7,385	$3,455
Deferred income taxes	4,041	2,754
Prepaid expenses	1,692	1,157
Cash surrender value on life insurance	30,690	29,782
Income taxes receivable	398	175
Other assets	2,923	3,249
Total	$47,129	$40,572

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$3,453	$2,850
Write-downs of other real estate owned	2	9
Nonaccrual loan interest	411	353
Unrealized losses on available-for-sale securities transferred to held to maturity	—	4
Other	2,162	735
Total deferred tax assets	6,028	3,951
Less valuation allowance	(120)	(63)
Deferred tax assets net of valuation allowance	5,908	3,888
Deferred tax liabilities:
Depreciation	163	198
Acquisition accounting adjustments	669	508
Deferred capital gain on branch sale	188	194
Unrealized gains on available-for-sale securities	708	74
Other	139	160
Total deferred tax liabilities	1,867	1,134
Net deferred tax assets	$4,041	$2,754

Note 9 - Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company plans to use the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.4 million is presented net of unamortized issuance costs of $601 thousand at September 30, 2020.

Note 10 – Other Liabilities

The Company had the following other liabilities at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Accrued interest payable	$319	$330
Deferred compensation liability	2,478	1,401
Income taxes payable	—	—
Other liabilities	2,115	2,350
Total	$4,912	$4,081

Note 11 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 611,664 shares remained available for grant at September 30, 2020.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$67	$61	$190	$92
Excess tax benefits related to stock-based compensation	—	2	11	5

	September 30,
(Dollars in thousands)	2020		2019
Unrecognized stock-based compensation expense	$143		$90
Weighted average period unrecognized expense is expected to be recognized	0.5	years	0.5	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2020
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	15,702	$15.36
Granted	24,800	13.76
Vested	(15,702)	15.36
Forfeited	(902)	16.25
Nonvested at end of period	23,898	$13.76

The fair value of restricted stock awards that vested during the first nine months of 2020 and 2019 was $254 thousand and $0, respectively.

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

The following table summarizes restricted stock units activity at the end of the performance cycle for the Company under the 2016 Equity Plan for the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	6,451	$16.57
Granted	—	—
Vested	(6,451)	16.57
Forfeited	—	—
Outstanding at end of period	—	$—

The fair value of restricted stock units that vested during the first nine months of 2020 and 2019 was $107 thousand and $241 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2020
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	11,671	$9.25
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding at end of period	11,671	$9.25

Exercisable at end of period	11,671	$9.25

There were no stock options granted during the three and nine months ended September 30, 2020 and September 30, 2019.

At the end of the third quarter of 2020, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $20 thousand based on the $10.98 market value per share of the Company’s common stock at September 30, 2020. Similarly, the aggregate intrinsic value of the options exercisable was $20 thousand at September 30, 2020. At September 30, 2020, the weighted average remaining contract life of options outstanding and exercisable was 4.1 years.

Note 12 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and 2019.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income before reclassifications	1,945	11	1,956
Reclassification of gains recognized	(259)	—	(259)
Balance, September 30, 2020	$1,904	$—	$1,904

Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	2,967	16	2,983
Balances, September 30, 2019	$49	$(16)	$33

Note 13 – Fair Value Measurements

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. No assets were transferred from one hierarchy level to another during the first nine months of 2020 or 2019.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Securities available for sale:
U.S. Government agencies	$24,632	$—	$24,632	$—
Mortgage-backed	114,717	—	114,717	—
	139,349	—	139,349	—

Equity	1,396	—	1,396	—
Total	$140,745	$—	$140,745	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Securities available for sale:
U.S. Government agencies	$23,826	$—	$23,826	$—
Mortgage-backed	98,965	—	98,965	—
	122,791	—	122,791	—

Equity	1,342	—	1,342	—
Total	$124,133	$—	$124,133	$—

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2020 and December 31, 2019, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
September 30, 2020
Nonrecurring measurements:

Impaired loans	$610	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,231	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$38	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 19%	(19%)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
December 31, 2019
Nonrecurring measurements:

Impaired loans	$2,489	Appraisal of collateral	(1)	Liquidation expense	(2)	10%

Impaired loans	$2,599	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$74	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 31%
				Liquidation expense	(2)	10%

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for September 30, 2020 and December 31, 2019 were estimated using an exit price notion.

	September 30, 2020		December 31, 2019
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$156,462	$156,462	$94,971	$94,971

Level 2 inputs
Investment securities held to maturity	$20,174	$20,254	$8,786	$8,654
Restricted securities	3,626	3,626	4,190	4,190
Cash surrender value on life insurance	30,690	30,690	29,782	29,782

Level 3 inputs
Loans, net	$1,411,188	$1,415,862	$1,238,147	$1,242,867

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$465,304	$465,304	$356,618	$356,618
Checking plus interest	411,742	411,742	302,227	302,227
Money market	273,775	273,775	262,050	262,050
Savings	168,910	168,910	143,322	143,322
Club	1,505	1,505	387	387
Certificates of deposit, $100,000 or more	126,704	128,810	127,600	128,167
Other time	146,181	147,738	149,130	149,209
Securities sold under retail repurchase agreement	1,019	1,019	1,226	1,226
Advances from FHLB - long-term	—	—	15,000	15,040
Subordinated debt	24,399	25,677	—	—

Note 14 – Financial Instruments with Off-Balance Sheet Risk

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

The following table provides information on commitments outstanding at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$257,009	$211,652
Letters of credit	9,177	7,691
Total	$266,186	$219,343

Note 15 – Revenue Recognition

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$647	$990	$2,057	$2,952
Trust and investment fee income	381	383	1,119	1,140
Interchange income	808	702	2,169	1,979
Other noninterest income	455	316	1,141	1,026
Noninterest Income (in-scope of Topic 606)	2,291	2,391	6,486	7,097
Noninterest Income (out-of-scope of Topic 606)	290	138	1,216	229
Total Noninterest Income	$2,581	$2,529	$7,702	$7,326

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020, and December 31, 2019, the Company did not have any significant contract balances.

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

COVID-19 Pandemic

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. We have also enhanced awareness of digital banking offerings, expanded services at our drive through locations, and allowed customers to make appointments in the branch for critical services. The Company’s branches remain open and have taken steps to comply with various government directives regarding “social distancing,” as well as, enhanced cleaning and disinfecting of all surface areas to protect its clients and employees.

Small Business Administration’s Paycheck Protection Program

We established our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loans, by the SBA, is granted to the borrower if the borrower uses at least 60% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP do not require any collateral or personal guarantees, as such, these loans are included in the Company’s commercial loans segment. Through August 8, 2020, our team was able to process 1,488 PPP loans for approximately $126.7 million in the first and second rounds of the program, which has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor lines of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.

Short-term Modifications for Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing modifications where appropriate, including interest only payments or payment deferrals for clients that could be adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. For the nine months ended September 30, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $12.9 million, or 0.91% of the total portfolio remained on deferral as of September 30, 2020.

				Loans
			Loans Modified	Modified to
	Total Loan	Total Loans	to Interest	Payment	Percentage
	Balance as of	Modified as of	Only Payments	Deferral	of Loans
(Dollars in thousands)	September 30, 2020	September 30, 2020	(6 months or less)	(3 months)	Modified
Hospitality Industry	$113,833	$4,659	$-	$4,659	4.09%
Non-owner occupied Retail Stores	101,304	-	-	-	—
Non-owner occupied Restaurants	11,173	-	-	-	—
Owner-occupied Retail Stores	14,471	160	160	-	1.11
Owner-occupied Restaurants	9,215	220	220	-	2.39
Oil & Gas Industry	-	-	-	-	—
Other Commercial Loans	765,998	6,374	2,089	4,285	0.83
Total Commercial Loans	1,015,994	11,413	2,469	8,944	1.12

Residential 1-4 family Personal	231,547	-	-	-	—
Residential 1-4 family Rentals	100,852	1,073	300	773	1.06
Home Equity Loans	46,609	-	-	-	—
Total Residential Real Estate Loans	379,008	1,073	300	773	0.28

Consumer Loans	29,774	435	-	435	1.46
Mortgage Warehouse Loans	-	-	-	-	—
Credit Card, Overdrafts and Other	(811)	-	-	-	—
TOTAL LOANS	$1,423,965	$12,921	$2,769	$10,152	0.91%

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

Share Repurchases

We reinstated our common stock repurchase program on September 1, 2020. During the third quarter of 2020, we repurchased 288,400 shares of the Company’s common stock at an average cost of $10.56 per share or $3.1 million in the aggregate.

Dividends and Capital

We currently expect to maintain our quarterly cash dividend based on our strong capital position. At September 30, 2020, the Bank exceeded all the capital requirements to which it was subject, and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill and other intangible assets are required to be recorded at fair value at inception. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of September 30, 2020, the Company had only one banking reporting unit.

OVERVIEW

The Company reported net income of $3.4 million for the third quarter of 2020, or diluted income per common share of $0.27, compared to net income of $4.2 million, or diluted income per common share of $0.33, for the third quarter of 2019. For the second quarter of 2020, the Company reported net income of $5.3 million, or diluted income per common share of $0.43. When comparing net income for the third quarter of 2020 to the third quarter of 2019, the decrease was due  to an increase in noninterest expense of $447 thousand, coupled with an increase in provision for credit losses of $1.3 million, partially offset by an increase in net interest income of $603 thousand. When comparing net income from continuing operations for the third quarter of 2020 to the second quarter of 2020, the decrease was primarily due to an increase in noninterest expenses of $2.2 million. Net interest income increased $252 thousand in the third quarter when compared to the second quarter, which was more than offset by an increase in provision for credit losses of $500 thousand and a decrease in noninterest income of $188 thousand.

For the first nine months of 2020, the Company reported net income of $11.8 million, or diluted income per common share of $0.95, compared to net income of $12.3 million, or diluted income per common share of $0.95, for the first nine months of 2019. When comparing net income from continuing operations for the first nine months of 2020 to the first nine months of 2019, the decrease was primarily due to increases in the provision for credit losses of $2.4 million and noninterest expenses of $131 thousand, partially offset by higher net interest income of $1.5 million and noninterest income of $376 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $13.3 million for the third quarter of 2020 and $12.7 million for the third quarter of 2019. Tax-equivalent net interest income was $13.1 million for the second quarter of 2020. The increase in net interest income for the third quarter of 2020 when compared to the third quarter of 2019 was due to lower interest expenses on interest bearing deposits of $819 thousand, or 35.8% and the elimination of short and long-term advances from the Federal Home Loan Bank (“FHLB“) which reduced interest expense by a combined $220 thousand. These improvements to net interest income were partially offset by decreases in interest income on taxable investment securities of $140 thousand, or 16.1%, and interest-bearing deposits with other banks of $190 thousand, or 85.2%. Net interest income increased for the third quarter of 2020 when compared to the second quarter of 2020 due to increases in the average balances in loans of $32.4 million, taxable investment securities of $28.1 million and interest-bearing deposits with other banks of $69.8 million. These increases in the average balances on earning assets contributed $304 thousand to interest income over the second quarter, despite a decline in the weighted average yield on these assets of 26 basis points (bps). In addition, the weighted average rate paid on interest-bearing deposits declined by 8bps in the third quarter when compared to the second quarter, reducing interest expense by $87 thousand. However, this decline was more than offset by the $148 thousand of additional interest expense related to subordinated debt issued during the third quarter. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the third quarter of 2020 was 3.17%, which was a decrease of 35bps when compared to 3.52% for the third quarter of 2019 and a decrease of 24bps when compared to 3.41% for the second quarter of 2020. The decline in net interest margin in the third quarter of 2020 when compared to the second quarter of 2020 and the third quarter of 2019, was significantly impacted by excess liquidity of approximately $100 million, which has yet to be fully invested. This excess liquidity was due to deposit inflows related to customers retaining PPP loan proceeds, customers improving their liquidity position by participating in our deferred loan program and the result of new business and municipal relationships acquired during 2020. Without this excess liquidity, the margin for the third quarter would have been 3.37%.

Interest Income

On a tax-equivalent basis, interest income decreased $302 thousand, or 2.0%, for the third quarter of 2020 when compared to the third quarter of 2019. The decrease was due to a decrease in the average yield on interest-bearing deposits with other banks of 203bps resulting from Federal Reserve interest rate cuts during 2020 and decreases in both the average balance and average yield of taxable investment securities of $19.3 million, or 12.4%, and 10bps, respectively. The average balance of loans increased $171.3 million, or 13.9%, between the comparable periods and the average yield on loans decreased 53bps, which was the direct result of adding 1,488 PPP loans with an average yield of 2.00%.

On a tax-equivalent basis, interest income increased $305 thousand, or 2.1%, for the third quarter of 2020 when compared to the second quarter of 2020. The increase was primarily due to increases in the average balance of loans of $32.4 million, or 2.4%, and the average balance of investment securities of $28.1 million, or 14.4%, despite the decrease in the average yield on these earning assets of a combined 31bps. The average balance on interest-bearing deposits increased $69.8 million, or 200.0%, while the average yield also increased 3bps, resulting in an additional $22 thousand in interest income. The significant volume increases in total deposits was the result of deposit inflows previously stated above.

Interest Expense

Interest expense decreased $895 thousand, or 35.6%, when comparing the third quarter of 2020 to the third quarter of 2019. The decrease was a direct result of lower interest expenses paid on interest-bearing deposits of $819 thousand and the elimination of short and long-term advances from FHLB borrowings of $220 thousand. The average rate paid on interest-bearing deposits decreased 44bps, partially offset by the addition of subordinated debt issued during the third quarter of 2020, which added $148 thousand of interest expense. The average balance of noninterest-bearing deposits increased $103.7 million, or 29.2% between the comparable quarters.

Interest expense increased $55 thousand, or 3.5%, when comparing the third quarter of 2020 to the second quarter of 2020. The increase in interest expense was mainly due to the addition of subordinated debt issued in the third quarter, which added $148 thousand of interest expense, partially offset by the decrease of $87 thousand in interest expense on interest-bearing deposits and the payoff of long-term advances from FHLB borrowings. The average balance of noninterest-bearing deposits increased $38.3 million, or 9.1%, when compared to the second quarter of 2020. The payoff of long-term advances from FHLB borrowings matured in April of 2020 which carried a rate of 2.82%. Due to the excess liquidity position of the Bank there was no need to renew these borrowings.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2020 and 2019.

	For Three Months Ended			For Three Months Ended
	September 30, 2020			September 30, 2019
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,406,683	$14,173	4.01%	$1,235,374	$14,145	4.54%
Investment securities:
Taxable	136,017	730	2.14	155,324	870	2.24
Interest-bearing deposits	127,494	33	0.10	41,554	223	2.13
Total earning assets	1,670,194	14,936	3.56%	1,432,252	15,238	4.22%
Cash and due from banks	18,860			18,127
Other assets	94,755			73,823
Allowance for credit losses	(11,865)			(10,412)
Total assets	$1,771,944			$1,513,790

Interest-bearing liabilities
Demand deposits	$370,922	174	0.19%	$252,386	447	0.70%
Money market and savings deposits	442,322	229	0.21	389,268	658	0.67
Brokered Deposits	—	—	—	14,568	84	2.29
Certificates of deposit $100,000 or more	127,983	539	1.68	119,200	537	1.78
Other time deposits	148,223	528	1.42	149,708	563	1.49
Interest-bearing deposits	1,089,450	1,470	0.54	925,130	2,289	0.98
Securities sold under retail repurchase agreements and federal funds purchased	1,575	1	0.25	1,434	5	1.38
Advances from FHLB - short-term	—	—	—	16,295	112	2.73
Advances from FHLB - long-term	—	—	—	15,000	108	2.86
Subordinated debt	9,859	148	5.97	—	—	—
Total interest-bearing liabilities	1,100,884	1,619	0.59%	957,859	2,514	1.04%
Noninterest-bearing deposits	458,622			354,927
Other liabilities	11,359			7,884
Stockholders’ equity	201,079			193,120
Total liabilities and stockholders’ equity	$1,771,944			$1,513,790

Net interest spread		$13,317	2.97%		$12,724	3.18%
Net interest margin			3.17%			3.52%

Tax-equivalent adjustment
Loans		$34			$44
Total		$34			$44
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $1.5 million, or 3.9%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in net interest income was due to decreases in interest expenses on interest-bearing deposits of $1.4 million, or 21.0% and short and long-term advances from FHLB borrowings of $679 thousand, or 85.3%, partially offset by the addition of subordinated debt issued in the third quarter of 2020, which added $148 thousand of interest expense. Also offsetting the cost savings in interest expenses was a decrease in the average yield on earning assets of 43bps. This resulted in a net interest margin of 3.35% for the nine months ended September 30, 2020 compared to 3.56% for the nine months ended September 30, 2019.

Interest Income

On a tax-equivalent basis, interest income decreased $433 thousand, or 1.0%, for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. The decrease was primarily due to a decline in the average balance of taxable investment securities of $35.5 million, or 22.2%, and the lower average yield on interest-bearing deposits with other banks of 192bps. The average balance of loans increased $128.7 million, or 10.6%, while the average yield declined 39bps, in part due to the funding of 1,488 PPP loans during the second and third quarters of 2020 which had an average yield of 2.00%.

Interest Expense

Interest expense decreased $1.9 million, or 26.1%, when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. The decrease in interest expense was due to a decline in the rates paid on interest-bearing deposits of 30bps and the payoff of short and long-term advances from FHLB borrowings of $32.8 million, or 86.2%. The payoff of long-term advances from FHLB borrowings matured in April of 2020 which carried a rate of 2.82%. Due to the excess liquidity position of the Bank there was no need to renew these borrowings. The decreases in both short and long-term advances from FHLB borrowings, were partially offset by the addition of subordinated debt issued in the third quarter of 2020 of $25 million and an increase in the average balance of noninterest-bearing deposits of $68.7 million, or 20.1%.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2020 and 2019.

	For Nine Months Ended			For Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,348,362	$41,986	4.16%	$1,219,623	$41,468	4.55%
Investment securities:
Taxable	124,487	2,087	2.24	160,035	2,755	2.30
Interest-bearing deposits	81,125	216	0.36	29,279	499	2.28
Total earning assets	1,553,974	44,289	3.81%	1,408,937	44,722	4.24%
Cash and due from banks	18,302			17,520
Other assets	91,642			64,775
Allowance for credit losses	(11,042)			(10,419)
Total assets	$1,652,876			$1,480,813

Interest-bearing liabilities
Demand deposits	$318,083	714	0.30%	$242,364	1,188	0.66%
Money market and savings deposits	426,570	941	0.29	386,113	2,268	0.79
Brokered Deposits	—	—	—	19,144	344	2.40
Certificates of deposit $100,000 or more	129,319	1,722	1.78	108,504	1,251	1.54
Other time deposits	149,841	1,708	1.52	145,381	1,389	1.28
Interest-bearing deposits	1,023,813	5,085	0.66	901,506	6,440	0.96
Securities sold under retail repurchase agreements and federal funds purchased	1,613	4	0.33	964	12	1.66
Advances from FHLB - short-term	—	—	—	23,070	463	2.68
Advances from FHLB - long-term	5,255	113	2.87	15,000	321	2.86
Subordinated debt	3,310	148	5.97	—	—	—
Total interest-bearing liabilities	1,033,991	5,350	0.69%	940,540	7,236	1.03%
Noninterest-bearing deposits	410,702			341,966
Other liabilities	10,088			9,213
Stockholders’ equity	198,095			189,094
Total liabilities and stockholders’ equity	$1,652,876			$1,480,813

Net interest spread		$38,939	3.12%		$37,486	3.21%
Net interest margin			3.35%			3.56%

Tax-equivalent adjustment
Loans		$107			$119
Total		$107			$119

________________________________________

(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.

(2)Average loan balances include nonaccrual loans.

(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the third quarter of 2020 increased $52 thousand, or 2.1%, when compared to the third quarter of 2019. The increase from the third quarter of 2019 was mainly due to additional income from BOLI purchased late in 2019 and other bank and loan fees, partially offset by lower service charges on deposit accounts. Noninterest income decreased $188 thousand, or 6.8%, when compared to the second quarter of 2020 primarily due to the sale of available for sale investment securities at a gain of $347 thousand in the second quarter. Absent the sale of these securities, noninterest income would have increased $159 thousand, or 6.6%, for the third quarter of 2020, which was primarily the result of increases in loan fee income and service charges on deposit accounts.

Total noninterest income from continuing operations for the nine months ended September 30, 2020 increased $376 thousand, or 5.1%, when compared to the same period in 2019. The increase in noninterest income primarily consisted of increases in BOLI income, gains on sales of available for sale securities and other bank services, partially offset by a decrease in service charges on deposit accounts which was primarily due to the effect of COVID-19 on activity.

Noninterest Expense

Total noninterest expense from continuing operations for the third quarter of 2020 increased $447 thousand, or 4.8%, when compared to the third quarter of 2019 and increased $2.2 million, or 28.3%, when compared to the second quarter of 2020. The increase in noninterest expenses when compared to the third quarter of 2019 was primarily due to higher salaries and wages, employee benefits and data processing fees, partially offset by decreases in other real estate owned expenses and other loan expenses. The increases in employee benefit expense and data processing fees when compared to 2019, are the result of higher health insurance claims and the increase level of new deposit and loan relationships in 2020. The increase in noninterest expense when compared to the second quarter of 2020 was primarily related to higher salaries and wages, due to the significant volume of PPP loans originated in the second quarter which resulted in heightened deferrals of direct origination costs during the second quarter of 2020. The deferred origination costs are being amortized over the lives of the related PPP loans and will be accelerated upon forgiveness or repayment.

Total noninterest expense from continuing operations for the nine months ended September 30, 2020 increased $131 thousand, or less than 1%, when compared to the same period in 2019. The increase was a result of higher costs related to employee benefits and higher data processing fees, which were almost entirely offset by decreases in salaries and wages due to the deferral of direct origination costs related to the origination of PPP loans, FDIC insurance premiums, other real estate owned expenses, and other loan related expenses. The deferred costs for salaries and wages are being recognized over the lives of the related loans as previously mentioned.

Provision for Credit Losses

The provision for credit losses was $1.5 million for the third quarter of 2020, $200 thousand for the third quarter of 2019 and $1.0 million for the second quarter of 2020. The ratio of the allowance for credit losses to period-end loans was 0.90% at September 30, 2020. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 0.98% at September 30, 2020, higher than both the 0.85% at September 30, 2019 and the 0.86% at June 30, 2020. The primary drivers of the increased percentage of the allowance to total loans, excluding PPP loans, and the increase in provision for loan losses as compared to both the prior periods were the new and elevated qualitative factors within the allowance model related to economic conditions and the COVID-19 pandemic. The Company reported net recoveries in the third quarter of 2020 of $187 thousand, compared to net charge-offs of $67 thousand for the third quarter of 2019 and $288 thousand for the second quarter of 2020.

The provision for credit losses for the nine months ended September 30, 2020 and 2019 was $2.9 million and $500 thousand, respectively, while net charge-offs were $580 thousand and $405 thousand, respectively. The increase in provision for credit losses was the result of new and elevated qualitative factors within the allowance model related to economic conditions and the COVID-19 pandemic. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans increased to 0.98% at September 30, 2020 from 0.84% at December 31, 2019. As previously discussed, this ratio increased primarily due to the addition of qualitative factors in the analysis of the allowance for loan losses. The ratio of annualized net charge-offs to average loans was 0.06% for the first nine months of 2020 and 0.04% for the first nine months of 2019. Management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and the risk profile of the portfolio is more clearly defined.

Income Taxes

The Company reported income tax expense from continuing operations of $1.1 million for the third quarter of 2020, $1.4 million for the third quarter of 2019 and $1.8 million for the second quarter of 2020. Income tax expense decreased when compared to the third quarter of 2019 and the second quarter of 2020 due to lower pre-tax earnings. The effective tax rate on continuing operations for the third and second quarter of 2020 was 25.2%. The effective tax rate for the third quarter of 2019 was 25.1%.  Income taxes from continuing operations for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 decreased $214 thousand or 5.1%, due to a decrease in pre-tax income.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.424 billion at September 30, 2020 and $1.249 billion at December 31, 2019, an increase of $175.3 million, or 14.0%. The increase was primarily due to the origination of 1,488 PPP loans totaling $126.7 million. Excluding PPP loans, organic growth for the first nine months of 2020 was $48.6 million, which consisted of increases in commercial real estate loans of $43.1 million, consumer loans of $9.8 million and construction loans of $6.2 million, partially offset by decreases in residential real estate loans of $366 thousand and commercial loans, excluding PPP loans, of $10.1 million. Loans included deferred fees, net of deferred costs, of $12 thousand and discounts on acquired loans of $825 thousand at September 30, 2020, compared to deferred costs, net of deferred fees, of $1.8 million and discounts on acquired loans of $1.1 million at December 31, 2019. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $106.0 million, or 7.4% of total loans, at September 30, 2020 and $99.8 million, or 8.0% of total loans, at December 31, 2019. Commercial real estate loans were $629.6 million, or 44.2% of total loans, at September 30, 2020, compared to $586.6 million, or 47.0% of total loans, at December 31, 2019.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2020, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 291.2% of total risk-based capital. At such time, construction, land and land development loans represented 56.0% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 52.1% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $12.8 million at September 30, 2020, $10.4 million at September 30, 2019 and $11.1 million at June 30, 2020. Net recoveries for the third quarter of 2020 were $187 thousand, compared to net charge-offs of $67 thousand for the third quarter of 2019 and $288 thousand for the second quarter of 2020. The ratio of annualized net recoveries to average loans was 0.05% for the third quarter of 2020, compared to annualized net charge-offs of 0.02% for the third quarter of 2019 and 0.08% for the second quarter of 2020. Net charge-offs were $580 thousand for the nine months ended September 30, 2020, compared to $405 thousand for the nine months ended September 30, 2019. The ratio of net charge-offs to average loans was 0.06% and 0.04% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.90% at September 30, 2020, 0.85% at September 30, 2019 and 0.84% at December 31, 2019. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 0.98% at September 30, 2020, higher than both the 0.85% and 0.84% at September 30, 2019 and December 31, 2019. The increase in the percentage of the allowance to total loans at September 30, 2020, compared to September 30, 2019 and December 31, 2019, was primarily due to new and elevated qualitative factors within the allowance model related to economic conditions and the COVID-19 pandemic. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2020. However, management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as the impact of the COVID 19 pandemic on the Company’s portfolio becomes known. Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place financial strain on our borrowers and ultimately impact the credit quality of our loan portfolio. As a result, we may experience increases in the level of past due, nonaccrual and classified loans, as well as higher net charge-offs. Deterioration in credit quality in conjunction with weakness in current and expected economic conditions, may require us to record additional provisions for credit losses in excess of historical levels.

The following table presents a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2020 and 2019.

	At or for Three Months Ended		At or for Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance balance - beginning of period	$11,090	$10,305	$10,507	$10,343

Charge-offs:
Construction	—	—	—	(3)
Residential real estate	(10)	(86)	(201)	(509)
Commercial real estate	(1)	—	(601)	—
Commercial	(89)	(98)	(208)	(260)
Consumer	(1)	—	(8)	(29)
Total	(101)	(184)	(1,018)	(801)
Recoveries:
Construction	5	1	13	8
Residential real estate	199	12	206	23
Commercial real estate	1	7	—	114
Commercial	81	96	205	248
Consumer	2	1	14	3
Totals	288	117	438	396
Net recoveries (charge-offs)	187	(67)	(580)	(405)
Provision for credit losses	1,500	200	2,850	500
Allowance balance - end of period	$12,777	$10,438	$12,777	$10,438

Average loans outstanding during the period	$1,406,683	$1,235,374	$1,348,363	$1,219,623
Net (recoveries) charge-offs (annualized) as a percentage of average loans outstanding during the period	(0.05)%	0.02%	0.06%	0.04%
Allowance for credit losses at period end as a percentage of total period end loans (1)	0.90%	0.85%	0.90%	0.85%
Allowance for credit losses at period end as a percentage of average loans	0.91%	0.84%	0.95%	0.86%

(1)	At September 30, 2020, the loan balances used to calculate the ratio include PPP loans of $126.7 million. Excluding PPP loans, the ratio is 0.98%.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets decreased $3.6 million to $8.4 million at September 30, 2020 from $12.0 million at December 31, 2019, primarily due to a decrease in nonaccrual loans of $3.6 million, or 34.2%. Accruing TDRs decreased $234 thousand to $7.3 million at September 30, 2020 from $7.5 million at December 31, 2019. Additionally, other real estate owned decreased $36 thousand, or 48.6%, when compared to December 31, 2019. The decrease in nonaccrual loans was due to three loan relationships with commercial real estate customers with nonaccrual loans of approximately $3.5 million, for which the Bank received payoffs during the third quarter of 2020, resulting in net recoveries for the period. The decrease in accruing TDRs was due to normal payments. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 1.00% at September 30, 2020 from 1.45% at December 31, 2019.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming assets
Nonaccrual loans
Construction	$297	$—
Residential real estate	2,031	2,475
Commercial real estate	4,327	7,817
Commercial	283	298
Consumer	28	—
Total nonaccrual loans	6,966	10,590
Loans 90 days or more past due and still accruing
Construction	—	—
Residential real estate	307	556
Commercial real estate	1,066	770
Commercial	—	—
Consumer	—	—
Total loans 90 days or more past due and still accruing	1,373	1,326
Other real estate owned	38	74
Total nonperforming assets	$8,377	$11,990

Accruing TDRs
Construction	$36	$41
Residential real estate	3,878	4,041
Commercial real estate	3,353	3,419
Commercial	—	—
Consumer	—	—
Total accruing TDRs	$7,267	$7,501

As a percent of total loans:
Nonaccrual loans	0.49%	0.85%
Accruing TDRs	0.51%	0.60%
Nonaccrual loans and accruing TDRs	1.00%	1.45%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.59%	0.96%
Nonperforming assets and accruing TDRs	1.10%	1.56%

As a percent of total assets:
Nonaccrual loans	0.38%	0.68%
Nonperforming assets	0.46%	0.77%
Accruing TDRs	0.40%	0.48%
Nonperforming assets and accruing TDRs	0.85%	1.25%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At September 30, 2020, 87.3% of the portfolio of debt securities was classified as available for sale and 12.7% was classified as held to maturity, compared to 93.5% and 6.5% respectively, at December 31, 2019. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $164.5 million at September 30, 2020, a $27.4 million, or 20.0%, increase since December 31, 2019. The increase was primarily due to the purchases of available for sale securities of $60.5 million and held to maturity securities of $11.6 million, partially offset by proceeds from maturities and sales of these securities of $46.5 million, during 2020. Due to the excess liquidity experienced in 2020, the Company strategically purchased short duration available for sale securities and subordinated debt of other banks which earn significantly higher average yields than interest-bearing deposits with other banks. As loan demand begins to strengthen, the Company will redeploy proceeds and excess liquidity to fund loan growth. At September 30, 2020, 82.3% of the securities available for sale were mortgage-backed and 17.7% were U.S. Government agencies, compared to 80.6% and 19.4%, respectively, at year-end 2019. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at September 30, 2020 amounted to $1.59 billion, an increase of $252.8 million, or 18.8%, when compared to the level at December 31, 2019. The increase in total deposits consisted of increases in interest-bearing deposits of $144.1 million and noninterest-bearing deposits of $108.7 million. The growth in interest-bearing deposits was represented by increases in interest-bearing checking accounts of $109.5 million and savings and money market accounts of $37.3 million, partially offset by a decrease in other time deposits of $2.7 million. The overall increase in deposits can be attributed to a combination of factors which include, customers retaining PPP loan proceeds, customers improving their liquidity position by participating in our deferred loan program and the result of new business and municipal relationships acquired during 2020.

Short-Term Borrowings

Short-term borrowings consisted of securities sold under agreements to repurchase, which decreased by $207 thousand, or 16.9%, to $1.0 million at September 30, 2020 when compared to December 31, 2019. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. Other short-term borrowings may consist of overnight borrowing from correspondent banks or advances from the FHLB. Short-term advances are defined as those with original maturities of one year or less. At September 30, 2020 and December 31, 2019, the Company had no outstanding short-term advances with FHLB.

Long-Term Debt

The Company uses long-term borrowings to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. During the third quarter of 2020, the Company sold and issued $25.0 million in aggregate principal amount of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030. The amount of outstanding long-term borrowings at December 31, 2019 consisted of long-term advances from FHLB borrowings of $15.0 million, which carried an interest rate of 2.82%. These advances were paid off in April of 2020.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $61.5 million for the first nine months of 2020 compared to an increase of $36.1 million for the first nine months of 2019. The increase in cash and cash equivalents in

2020 was mainly due to the significant increase in deposits, the direct result of PPP loan proceeds deposited to and remaining in these accounts as of September 30, 2020. The Company expects these funds to be utilized over the coming months, which may or may not result in a decline in deposit balances. Furthermore, the increase in cash and cash equivalents was the result of the issuance of subordinated notes in the third quarter of 2020, which net of issuance costs resulted in $24.4 million in additional liquidity.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $313.8 million and $270.1 million at September 30, 2020 and December 31, 2019, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $6.1 million to $198.9 million at September 30, 2020 when compared to December 31, 2019 primarily due to the current year’s retained earnings and a positive change in accumulated other comprehensive income of $1.7 million, or 819.8%, partially offset by dividends paid during the first nine months of 2020 and the repurchase of common stock in the third quarter of 2020.

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

The CBLR framework was available for banks to use in their March 31, 2020 Call Report.  The Bank did not opt into the CBLR framework in the first, second or third quarter of 2020.

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

The phase-in period for the final rules became effective for the Bank on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of September 30, 2020, the Bank’s capital levels remained characterized as “well-capitalized” under the rules.

The following tables present the applicable capital ratios as of September 30, 2020 and December 31, 2019.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2020	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.07%	13.31%	13.31%	14.30%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2019	ratio	ratio	capital ratio	capital ratio
Shore United Bank	10.64%	13.00%	13.00%	13.87%

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Shore Bancshares, Inc. files under the Securities Exchange Act of 1934, as amended (“Exchange Act”) with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2020.

There was no change in our internal control over financial reporting during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, we had approximately $17.5 million recorded as goodwill. We conducted an impairment assessment of goodwill and intangibles in the first three quarters of 2020 and the impairment evaluation did not identify any impairment in either quarter of 2020. In addition, the Company will complete a full annual assessment of goodwill in the fourth quarter of 2020, however there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles. If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2019 the Corporation’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Corporation is authorized to repurchase up to $10 million, or approximately 5%, of its common stock for 2019 and 2020. The program may be limited or terminated at any time without prior notice. During the three months ended September 30, 2020, the Corporation repurchased 288,400 shares of its common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2020.

			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2020 to July 31, 2020	—	$—	—	$5,551,624
August 1, 2020 to August 31, 2020	—	—	—	5,551,624
September 1, 2020 to September 30, 2020	288,400	10.56	288,400	2,442,624
Total	288,400	$10.56	288,400

The Company has purchased all shares under the current stock repurchase program as of October 26, 2020.

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

SHORE BANCSHARES, INC.

Date: November 6, 2020	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)