Form 10-K
period 2020-12-31
SHORE BANCSHARES INC
filed 2021-03-26
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 138,909,647.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 11,751,859 as of March 15, 2021.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2021 Annual Meeting of Stockholders.

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

In addition to the foregoing, the COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers, and the ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

COVID-19 Pandemic

●	responsive actions related to the COVID-19 pandemic may adversely affect our business, financial condition, results of operations, liquidity, and cash flow. It is impossible to predict, with reliability, the extent of any such impact;

●	public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed certain branches and other locations. Our results could be adversely impacted by these closures and other actions taken to contain the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be reliably predicted;

●	asset quality within the Company’s loan portfolio and the value of collateral securing our loans may deteriorate and be adversely impacted by the effects and duration of the COVID-19 pandemic and other circumstances;

●	our allowance for loan losses may increase if borrowers experience financial difficulties and the net worth and liquidity of loan guarantors may decline, impairing their ability to honor their commitments to us, either or both of which will adversely affect our results of operations;

●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	liquidity risks associated with our business could be adversely affected by the COVID-19 pandemic and other circumstances;

●	our ability to maintain important deposit customer relationships and our reputation could be impacted by the COVID-19 pandemic and other circumstances;

●	the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals may be impacted by the COVID-19 pandemic and other circumstances;

●	potential exposure to fraud, negligence, computer theft and cyber-crime as an effect of the COVID-19 pandemic and other circumstances could increase;

●	the adequacy of our risk management framework may be impacted by the COVID-19 pandemic as our cyber security risks are increased as the result of an increase in the number of employees working remotely;

General Economic Conditions

●	general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	our ability to prudently manage our growth and execute our strategy;
●	the effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

●	impairment of our goodwill and intangible assets;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
●	the expected discontinuation of the London Interbank Offering Rate (“LIBOR”) after 2021 and uncertainty regarding potential alternative reference rates, including Secured Overnight Financing Rate (“SOFR”);
●	the growth and profitability of non-interest or fee income being less than expected;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and
●	the effect of fiscal and governmental policies of the United States federal government.

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

PART I

Item 1.      Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company, through its wholly owned banking subsidiary, Shore United Bank (the “Bank”) provides commercial banking products and services, including trust, wealth management and financial planning services. The Company and the Bank are Affirmative Action/Equal Opportunity Employers.

Pending Transaction

On March 3, 2021, the Company and Severn Bancorp, Inc. (“Severn”) entered into a definitive agreement for the Company to acquire the Maryland-based Severn.

This transaction will create the third largest community bank headquartered in Maryland. This transaction will, among others, (i) permit the Company to expand its Maryland market area by entering the greater Annapolis market area, (ii) provide increased opportunities for current Severn products and services and (iii) enhance the Company’s scale to drive efficiency and profitability. Additionally, this transaction is intended to create a competitive position in the Columbia/Baltimore/Towson MSA, while filling in the Company’s current market footprint.

Under the terms of the agreement, Severn shareholders will have the right to receive 0.6207 shares of Shore common stock and $1.59 in cash for each share of Severn common stock. Upon closing, Shore shareholders will own approximately 59.6% of the combined Company and Severn will own approximately 40.4% of the combined Company. The transaction is subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from Shore and Severn shareholders. The transaction is expected to close in the third quarter of 2021.

As of December 31, 2020, Severn had more than $950 million in assets and operated 7 full-service community banking offices throughout Anne Arundel County, Maryland.

Banking Products and Services

The Bank is a Maryland chartered commercial bank with trust powers that can trace its origin to 1876. The Bank currently operates 22 full service branches, 24 ATMs, 2 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, mobile banking, and 24-hour automatic teller machine services. The Bank also offers non-deposit products, such as mutual funds and annuities, and discount brokerage services to their customers. Additionally, the Bank has Saturday hours and extended hours on certain evenings during the week for added customer convenience.

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

Trust Services

The Bank has a trust department through which it offers trust, asset management and financial planning services to customers within our market areas using the trade name Wye Financial Partners.

Seasonality

Management does not believe that our business activities are seasonal in nature.

Employees and Human Capital Resources

At March 15, 2021, we employed 295 persons, of which 286 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and were recently named a Best Bank to Work for by American Banker. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees and monitor the competitiveness of our compensation and benefits programs in our various market areas.

The Company prides itself on being a values-driven organization, where employees are empowered to share Ideas that keep the organization connected. Our company core values guide each team member to:

•Act as an Owner

•Practice Balanced Risk Management

•Leverage the Team

•	Create a positive impact

We believe that these values enable our success with our customers and have helped us build an inspiring, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, availability of online training resources, and continuing to implement leadership development programs to all levels of leadership within the organization. This includes identifying future leaders and preparing them for leadership opportunities

The safety, health and wellness for our employees is a top priority and consists of policies, procedures, guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations. At the onset of the COVID-19 pandemic, we successfully moved to a virtual-workplace and had 85% of our people working remotely. As of today, most employees have returned to the workplace. Employees are subject to policies and procedures put in place to protect them including a full stock of PPE. The organization has continually provided guidelines to employees to promote healthy habits and ways to stay connected while working remotely.

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

The Bank is a Maryland chartered commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland. The primary federal regulator of the Bank is the FRB. The deposits of the Bank are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern its deposit taking operations. In addition to the foregoing, the Bank is subject to numerous state and federal statutes and regulations that affect the business of banking generally.

Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Bank, may be subject to examination by the Bank’s regulators from time to time.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.

Regulation of Financial Holding Companies

The Gramm-Leach-Bliley Act (the “GLB Act”) amended the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with new expedited notice procedures. The Company is a financial holding company.

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

The Dodd-Frank Act, enacted in 2010, made sweeping changes to the financial regulatory landscape that impacts all financial institutions, including the Company and the Bank. The Dodd-Frank Act directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, the Company could be required to provide financial assistance to the Bank should it experience financial distress.

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

Increase in Small Bank Holding Company Policy Threshold. The Regulatory Relief Act directed the FRB to increase the asset threshold for qualifying for the FRB’s “Small Bank Holding Company Policy Statement” (the “Policy”), from $1 billion to $3 billion. The FRB’s revisions to the Policy took effect on August 30, 2018. Small BHCs or savings and loan holding companies(“SLHCs”) are excluded from the Policy if they are engaged in significant nonbanking activities, engaged in significant off-balance sheet activities, or have a material amount of debt or equity registered with the SEC. The FRB also retains the authority to exclude any BHC or SLHC from the Policy if such action is warranted for supervisory purposes. The Policy allows covered BHCs to operate with higher levels of debt than would normally be permitted, subject to certain restrictions on dividends and the expectation that the BHC will reduce its reliance on debt over time. Also, BHCs that are subject to the Policy are exempt from the FRB’s consolidated risk-based and leverage capital rules implementing Basel III. BHCs subject to the Policy also have less extensive regulatory reporting requirements than larger organizations filing reports on a semi-annual rather than quarterly basis. The Company meets the conditions of the FRB’s Policy and is therefore currently excluded from consolidated capital requirements. However, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

Capital Adequacy Guidelines

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the FRB must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum

“capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7%;
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
•	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

In addition to the uniform risk-based capital guidelines and regulatory capital ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.

Basel III became applicable to the Bank on January 1, 2015. The Company meets the conditions of the FRB’s “Small Bank Holding Company Policy Statement” and is therefore currently excluded from consolidated capital requirements.  Overall, the Corporation believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Company is not required to implement the CECL model until January 1, 2023.

Prompt Corrective Action

The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions. The following capital requirements have applied to the Bank since January 1, 2015.

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

As of December 31, 2020, the Bank was “well capitalized” according to the guidelines as generally discussed above.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.

In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A regulator has limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) proposed for public comment rules to modernize the agencies' regulations under the CRA. The OCC adopted its final rules in May 2020, and, to date, the FDIC has not adopted revised rules. In September 2020, the FRB released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.

Anti-Terrorism, Money Laundering Legislation and OFAC

The Bank is subject to the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within FinCEN, but compliance by individual institutions is overseen by its primary federal regulator.

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

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, nonbanks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

●	requires BHCs and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any BHC electing to be treated as a financial holding company to be both well managed and well capitalized;
●	eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and
●	repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
●	Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;
●	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;
●	Rules and regulations established by the National Flood Insurance Program;
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;
●	Electronic Funds Transfer Act and Regulation E of the FRB, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Enforcement Powers

The federal regulatory agencies have substantial penalties available to use against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices. Civil penalties may be as high as $1,924,589 per day for violations.

The Financial Institution Reform Recovery and Enforcement Act provided regulators with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, BHCs, and their respective subsidiaries by the appropriate regulatory agency.

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

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The effect of COVID-19 has already impacted our results and it is entirely uncertain how the crisis will be resolved. If the U.S. economy further weakens, our growth and the profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. The COVID-19 pandemic has further complicated the economic picture and drove unemployment to multi decade highs while raising the fear of inflation.

Weak economic conditions are characterized by numerous factors, including deflation, fluctuations in debt and equity capital markets, a lack of liquidity and depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by interest rates at near historically low levels, which may impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios.

All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total commercial real estate loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2020, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 307.3% of total risk-based capital. Construction, land and land development loans represent 54.8% of total risk-based capital. The commercial real estate portfolio has increased 53.5% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management at the Bank bases the allowance for credit losses upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities, as a part of their examination process, require the Bank to increase its allowance for credit losses, our earnings and capital could be significantly and adversely affected. We estimate losses inherent in our loan portfolio, the adequacy of our allowance for credit losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how those economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.Material additions to the allowance for credit losses at the Bank would result in a decrease in the Bank’s net income and capital and could have a material adverse effect on our financial condition.

Our investment securities portfolio is subject to credit risk, market risk and liquidity risk.

As of December 31, 2020, we had classified 68.0% of our debt securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining debt securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost. Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in earnings.Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

The Bank is a member of the FHLB of Atlanta and our investments include stock issued by the FHLB of Atlanta. These investments could be subject to future impairment charges and there can be no guaranty of future dividends.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2020, we had recorded goodwill of $17.5 million and other intangible assets of $1.7 million, representing approximately 9.0% and 0.9% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2020, our deferred tax assets were approximately $6.1 million. There was a valuation allowance for deferred taxes of $169 thousand recorded at December 31, 2020 on the parent company as management believes it is more likely than not that the losses in the current year will not be realized for state income tax purposes.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

Our participation in the SBA Paycheck Protection Program (“PPP”) exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP, which could have a material adverse impact on our business, financial condition and results of operations.

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

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

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

Shares of our common stock are listed on the NASDAQ Global Select Market, but are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly and may decline in response to a variety of factors.

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

Item 1B.      Unresolved Staff Comments.

None.

Item 2.      Properties.

Our offices are listed in the tables below. The address of the Company and Bank’s main office is 18 East Dover Street in Easton, Maryland. The Company owns the real property at 28969 Information Lane in Easton, Maryland, which also houses the Operations, Information Technology, and Human Resources departments of the Company and its subsidiary.

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

Ocean City Branch
12905B Ocean Gateway
Ocean City, MD 21842
ATMs
Memorial Hospital at Easton	Talbottown
219 South Washington Street	218 North Washington Street
Easton, Maryland 21601	Easton, Maryland 21601

Offices
Division Office - Wye Financial Partners 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown 102 Sleepy Hollow Unit 204 Middletown, Delaware 19709	Loan Production Office – Ocean City 9748 Stephen Decatur Highway Unit 104 Ocean City, Maryland 21842

Administrative Office – 28969 Information Lane Easton, Maryland 21601	Administrative Office – 23 South Harrison Street Easton, Maryland 21601

The Bank owns the real property on which all of its Maryland offices are located, except that it operates under leases at its St. Michaels branch, loan production office and Bank branch in Ocean City and the office of Wye Financial Partners in Easton. The Bank leases the real property on which all of its Delaware offices are located, except that it owns the real property on which the Camden and Dover Branches are located. The Bank operates under a lease at its Onley branch in Virginia. For information about rent expense for all leased premises, see Note 4 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of March 15, 2021, the Company had approximately 1,201 registered holders of record.

Shareholders received quarterly cash dividends on shares of common stock totaling $6.0 million in 2020 and $5.3 million in 2019. Dividends increased from 2019 due to the Company’s operating results from continuing operations and excess capital. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com .

www.broadridge.com

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about these equity compensation plans as of December 31, 2020.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
	and rights	warrants, and rights	securities reflected in
Plan Category	(a)	(b)	column (a)] ( c)
Equity compensation plans approved by security holders	2,709	6.64	608,414

Equity compensation plans not approved by security holders	—	—	—

Total	2,709	6.64	608,414

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no unregistered sales of the Company’s stock during the fourth quarter of 2020.

The Company completed its original stock repurchase program that was approved in April of 2019 on October 26, 2020 which authorized the repurchase of up to $10.0 million of the Company’s common stock. Subsequently, on November 24, 2020 the Company announced an additional stock repurchase program which was approved by the Board and authorized management to repurchase up to $5.0 million of the Company’s common stock. During the fourth quarter of 2020, the Company repurchased 183,471 shares of its common stock under the “original” repurchase plan and repurchased 253,900 shares of its common stock under the “new” repurchase plan.

The following tables provide information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2020.

Original Stock Repurchase Plan $10.0 million (2019-2020)			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2020 to October 31, 2020	183,471	$11.63	183,471	$—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	—	—	—	—
Total	183,471	$11.63	183,471

New Stock Repurchase Plan $5.0 million (2020-2021)			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2020 to October 31, 2020	—	$—	—	$5,000,000
November 1, 2020 to November 30, 2020	5,100	13.93	5,100	4,928,957
December 1, 2020 to December 31, 2020	248,800	14.32	248,800	1,366,141
Total	253,900	$14.31	253,900

Item 6.      Selected Financial Data

Not required.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2020 to its financial condition at December 31, 2019 and the results of operations for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $15.73 million for 2020 and net income of $16.20 million for 2019. The basic and diluted income per share was $1.27 and $1.28 from continuing operations for fiscal year 2020 and 2019, respectively. When comparing net income from continuing operations for 2020 to 2019, earnings decreased due to a higher provision for credit losses and higher noninterest expenses, almost entirely offset by an increase in net interest income and noninterest income.

Total assets were $1.933 billion at December 31, 2020, a $374.1 million, or 24.0%, increase when compared to the $1.559 billion at December 31, 2019. The primary factors contributing to the increase were increases in gross loans of $205.6 million, which included PPP loans of $122.9 million, interest-bearing deposits with other banks of $93.7 million and $73.2 million in securities.

Total deposits increased $359.4 million, or 26.8%, to $1.701 billion at December 31, 2020. The overall increase in deposits can be attributed to a combination of factors which include, direct stimulus payments to customers, customers improving their liquidity position by participating in our deferred loan program and the result of new business and municipal relationships developed during 2020. Total stockholders’ equity increased $2.2 million, or 1.1%, to $195.0 million, or 10.09% of total assets at December 31, 2020. The increase in total stockholders’ equity was primarily due to current year earnings and other comprehensive income, partially offset by repurchases of the Company’s common stock throughout the year totaling $9.1 million.

COVID-19 Pandemic

The outbreak of COVID-19 has led to adverse impacts on economic conditions and created uncertainty in financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. We have also enhanced awareness of digital banking offerings, expanded services at our drive through locations, and allowed customers to make appointments in the branch for critical services. The Company’s branches remain open and have taken steps to comply with various government directives regarding “social distancing,” as well as, enhanced cleaning and disinfecting of all surface areas to protect its clients and employees.

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

Short-term Modifications for Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing modifications where appropriate, including interest only payments or payment deferrals for clients that could be adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. For the year ended December 31, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $34.9 million, or 2.40% of the total portfolio remained on deferral as of December 31, 2020.

				Loans
			Loans Modified	Modified to
	Total Loan	Total Loans	to Interest	Payment	Percentage
	Balance as of	Modified as of	Only Payments	Deferral	of Loans
(Dollars in thousands)	December 31, 2020	December 31, 2020	(6 months or less)	(3 months)	Modified
Hospitality Industry	$114,592	$32,260	$32,260	$-	28.15%
Non-owner occupied Retail Stores	133,992	-	-	-	—
Non-owner occupied Restaurants	11,644	-	-	-	—
Owner-occupied Retail Stores	14,376	-	-	-	—
Owner-occupied Restaurants	9,226	-	-	-	—
Oil & Gas Industry	-	-	-	-	—
Other Commercial Loans	774,867	2,269	2,269	-	0.29
Total Commercial Loans	1,058,697	34,529	34,529	-	3.26

Residential 1-4 family Personal	228,752	-	-	-	—
Residential 1-4 family Rentals	90,982	300	300	-	0.33
Home Equity Loans	45,488	-	-	-	—
Total Residential Real Estate Loans	365,222	300	300	-	0.08

Consumer Loans	30,282	79	-	79	0.26
Mortgage Warehouse Loans	-	-	-	-	—
Credit Card, Overdrafts and Other	55	-	-	-	—
TOTAL LOANS	$1,454,256	$34,908	$34,829	$79	2.40%

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

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of similar loans based on historical loss experience, and consideration of current economic trends and conditions and other factors impacting the loan portfolio, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses. A discussion of the allowance determination and factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality - Provision for Credit Losses and Risk Management section below.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2020, the Company had only one banking reporting unit.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The Notes to the Consolidated Financial Statements discuss new accounting policies that the Company adopted during 2020 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2020 was $52.7 million. This represented a $2.4 million, or 4.9%, increase from 2019. The increase in net interest income when comparing 2020 to 2019 was primarily the result of higher average balances on loans and lower average rates paid on interest-bearing deposits, partially offset by lower average yields on taxable investment securities and interest-bearing deposits with other banks. In addition, the issuance of subordinated debt in the third quarter of 2020, contributed to the offset in the increase in net interest income when comparing the periods.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) represents the net yield on earning assets minus the cost of average interest liabilities. The net interest margin is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.27% for 2020 and 3.54% for 2019. The net interest margin decreased when comparing 2020 to 2019 primarily due to a decline in the average yields on total earning assets of 50bps, which was compounded by the significant increase in deposits, resulting in excess liquidity being invested in lower yielding assets. Partially offsetting the decrease in average yields on earnings assets was a decline in the average rates paid on interest-bearing deposits of 34bps and the decrease in the average balance on long-term advances from the FHLB. The net interest spread, which is the difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities was 3.05% for 2020 and 3.20% for 2019.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the years ended December 31, 2020 and 2019.

	2020			2019
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2), (3)	$1,368,887	$56,561	4.13%	$1,226,361	$55,553	4.53%
Investment securities:
Taxable	138,391	2,997	2.16	156,383	3,582	2.29
Interest-bearing deposits	103,726	260	0.25	39,944	794	1.99
Total earning assets	1,611,004	59,818	3.71%	1,422,688	59,929	4.21%
Cash and due from banks	18,042			18,241
Other assets	92,575			68,399
Allowance for credit losses	(11,624)			(10,425)
Total assets	$1,709,997			$1,498,903

Interest-bearing liabilities
Demand deposits	$343,848	903	0.26%	$252,907	1,735	0.69%
Money market and savings deposits	434,781	1,172	0.27	389,000	2,782	0.72
Brokered Deposits	—	—	—	16,369	388	2.37
Certificates of deposit $100,000 or more	129,150	2,191	1.70	113,017	1,839	1.63
Other time deposits	148,823	2,174	1.46	146,344	1,982	1.35
Interest-bearing deposits	1,056,602	6,440	0.61	917,637	8,726	0.95
Securities sold under retail repurchase agreements and short-term FHLB advances	1,484	5	0.34	18,453	481	2.61
Advances from FHLB - long-term	3,934	113	2.87	15,000	429	2.86
Subordinated debt	8,617	522	6.06	—	—	—
Total interest-bearing liabilities	1,070,637	7,080	0.66%	951,090	9,636	1.01%
Noninterest-bearing deposits	431,319			348,665
Other liabilities	10,072			9,009
Stockholders’ equity	197,969			190,139
Total liabilities and stockholders’ equity	$1,709,997			$1,498,903

Net interest spread		$52,738	3.05%		$50,293	3.20%
Net interest margin			3.27%			3.54%

Tax-equivalent adjustment
Loans
Total
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21% for 2020 and 2019, exclusive of nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $141 thousand in 2020 and $162 thousand in 2019.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and all are included in the yield calculations.

On a tax-equivalent basis, total interest income was $59.8 million for 2020 compared to $59.9 million for 2019. The decrease in interest income for 2020 compared to 2019 was primarily due to the decrease in the average yields of loans, offset by the increase in the average balance on loans and the addition of fees, net of costs, on PPP loans during 2020. The average balance of loans in 2020 increased $142.5 million and the yield earned on these loans declined to 4.13% from 4.53%. This was primarily the result of the origination of PPP loans which had an average balance at the end of 2020 of $58.6 million and an average yield of 2.18%, well below the average yield on the Bank’s traditional loans. The decrease in interest income on interest-bearing deposits and taxable investment securities was impacted by Federal Reserve rate cuts during the first quarter of 2020, as seen in the Rate/Volume Variance Analysis below. As a percentage of total average earning assets, loans, investment securities, and interest-bearing deposits were 85.0%, 8.6%, and 6.4%, respectively, for 2020. The comparable percentages for 2019 were 86.2%, 11.0%, and 2.8%, respectively.

Interest expense was $7.1 million for 2020 compared to $9.6 million for 2019. The decrease in interest expense for 2020 was primarily due to decreases in the average rates paid on interest-bearing deposits, partially offset by the addition of interest on subordinated debt in the third quarter of 2020. During 2020, demand deposits, money market/savings deposits and certificates of deposit over $100 thousand experienced the most significant growth with increases in the average balances of $90.9 million, $45.8 million and $16.1 million, respectively, while the average rates paid on these deposits (decreased)/increased (43), (45) and 7bps, respectively. In addition, the elimination of brokered deposits resulted in a decrease in the average balance of $16.4 million for 2020.

During 2020, the lower average rates on interest-bearing liabilities, specifically short-term and long-term advances from the FHLB produced $229 thousand less in interest expense and decreased volume produced $563 thousand less in interest expense, as shown in the table below. Partially offsetting these decreases was the addition of subordinated debt during 2020 resulting in an average balance of $8.6 million with a rate of 6.06%.

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

	2020 over (under) 2019
	Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume
Interest income from earning assets:
Loans	$1,008	$(5,140)	$6,148
Taxable investment securities	(585)	(193)	(392)
Interest-bearing deposits	(534)	(1,087)	553
Total interest income	(111)	(6,420)	6,309

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	(832)	(1,324)	492
Money market and savings deposits	(1,610)	(1,910)	300
Brokered deposits	(388)	—	(388)
Time deposits	544	240	304
Securities sold under repurchase agreements
and short-term FHLB advances	(476)	(231)	(245)
Advances from FHLB - Long-term	(316)	2	(318)
Subordinated debt	522	—	522
Total interest expense	(2,556)	(3,223)	667
Net interest income	$2,445	$(3,197)	$5,642

Noninterest Income

Noninterest income from continuing operations increased $729 thousand, or 7.3%, in 2020 when compared to 2019. The increase in noninterest income in 2020 when compared to 2019 was primarily due to increases in other noninterest income of $1.4 million which was the result of increases in BOLI and COLI income of $656 thousand, swap fee income of $495 thousand and other fees on bank services of $264 thousand, partially offset by a decrease in service charges on deposit accounts of $1.1 million. In addition, the Bank had gains on sales of securities during 2020 of $347 thousand and an increase in trust and investment fee income of $36 thousand. The significant decrease in bank service fees was due to the Bank providing fee waivers during 2020 for customers who were impacted by the pandemic. The increase in BOLI income was attributed to a full year of earnings from $25.6 million in insurance contracts purchased in 2019 used to offset future employee benefit costs.

The following table summarizes our noninterest income from continuing operations for the years ended December 31.

	Years Ended		Change from Prior Year
			2020/ 19
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges on deposit accounts	$2,839	$3,910	$(1,071)	(27.4)%
Trust and investment fee income	1,558	1,522	36	2.4
Gains on sales and calls of investment securities	347	—	347	100.0
Other noninterest income	6,005	4,588	1,417	30.9
Total	$10,749	$10,020	$729	7.3

Noninterest Expense

Noninterest expense from continuing operations increased $842 thousand, or 2.2%, in 2020 when compared to 2019. The increase in noninterest expenses was primarily due to increases in employee benefits of $1.2 million, due to an increase in medical claims from the Company’s self-funded insurance program and a full year of expense for the supplemental executive retirement plans (“SERPs”) in 2020, data processing of $498 thousand, the result of utilizing additional services from our core processor,  occupancy expense of $161 thousand due to the addition of a new branch in 2020 and FDIC insurance premium expense due to the absence of a credit received in 2019, partially offset by decreases in salaries and wages of $478 thousand, OREO expenses, net of $369 thousand and other noninterest expenses of $432 thousand. The decrease in salaries and wages resulted from the deferral of direct origination costs related to the origination of PPP loans in 2020. The decrease in other noninterest expense was primarily due to decreases in advertising, marketing, travel and entertainment expenses due to the pandemic, coupled with a decrease in other loan expenses.

The Company had 287 full-time equivalent employees at December 31, 2020, and 294 full-time equivalent employees at December 31, 2019.

The following table summarizes our noninterest expense from continuing operations for the years ended December 31.

	Years Ended		Change from Prior Year
			2020/ 19
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and wages	$14,935	$15,413	$(478)	(3.1)%
Employee benefits	6,461	5,283	1,178	22.3
Occupancy expense	2,919	2,758	161	5.8
Furniture and equipment expense	1,224	1,107	117	10.6
Data processing	4,288	3,790	498	13.1
Directors’ fees	504	479	25	5.2
Amortization of intangible assets	533	605	(72)	(11.9)
FDIC insurance premium expense	485	344	141	41.0
Other real estate owned expenses, net	56	425	(369)	(86.8)
Legal and professional fees	2,296	2,223	73	3.3
Other noninterest expenses	4,698	5,130	(432)	(8.4)
Total	$38,399	$37,557	$842	2.2

Income Taxes

The Company reported an income tax expense for continuing operations of $5.3 million for 2020, compared to an income tax expense for continuing operations of $5.6 million for 2019. The effective tax rate for continuing operations was 25.3% for 2020 and 25.6% for 2019. The Company’s effective tax rate remained relatively unchanged for 2020 compared to 2019. Please refer to Note 16 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

The Company invests excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks increased $93.7 million from $76.5 million at December 31, 2019 to $170.3 million at December 31, 2020. This significant increase was the result of deposit growth of $359.4 million, or 26.8%. Average interest-bearing deposits with other banks increased $63.8 million in 2020 when compared to 2019. The increase in 2020 was due to higher average balances on interest and noninterest-bearing deposits of $139.0 million and $82.7 million, respectively.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on available for sale debt securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2020, 68% of the portfolio was classified as available for sale and 32% as held to maturity. At December 31, 2019, 94% of the portfolio was classified as available for sale and 6% as held to maturity. Total investment securities increased $73.2 million from $137.1 million at December 31, 2019 to $210.3 million at December 31, 2020. The Bank purchased $130.7 million in securities in 2020, of which $73.5 million was classified as available for sale and $57.2 million as held to maturity. The significant change in investment strategy when comparing 2020 to 2019 was due to excess liquidity experienced in 2020, which was partially utilized to purchase securities with a higher yield than the then current overnight Fed funds rate. The larger percentage of securities designated as held to maturity reflects the amount that management believes is not needed to support our anticipated growth and liquidity needs. We do not typically invest in derivative securities and held no such investments at December 31, 2020 or December 31, 2019.

Investment securities available for sale were $139.6 million at the end of 2020 and $122.8 million at the end of 2019. The Bank purchased $73.5 million in available for sale securities in 2020 and $0 for 2019. During 2020, the Bank purchased thirteen mortgage-backed securities and four government agency bonds of $55.4 million and $18.0 million, respectively. At year-end 2020, 16.9% of the available for sale securities in the portfolio were U.S. Government agencies and 83.1% of the securities were mortgage-backed securities, compared to 19.4% and 80.6%, respectively, at year-end 2019. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity were $65.7 million at the end of 2020 and $8.8 million at the end of 2019. The Bank purchased $57.2 million in held to maturity securities in 2020 and $4 million for 2019. During 2020, the Bank purchased six mortgage-backed securities of $27.4 million, five government agency bonds of $17.7 million and seven subordinated debt instruments from other banks of $12.1 million. In 2019, the Company purchased one corporate bond of $4.0 million. At year-end 2020, 28.7% of the held to maturity securities in the portfolio were U.S. Government agencies, 41.5% of the securities were mortgage-backed securities, 29.2% were subordinated debt instruments and less than 1% were community reinvestment bonds. At year-end 2019, 16.0% of the held to maturity securities in the portfolio were U.S. Government agencies, 79.4% of the securities were subordinated debt instruments and 4.6% were community reinvestment bonds.

The following tables set forth the weighted average yields by maturity category of the bond investment portfolio as of December 31, 2020 and 2019.

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years
	Average	Average	Average	Average
(Dollars in thousands)	Yield	Yield	Yield	Yield
2020
Available for sale:
U.S. Government agencies	1.50%	—%	1.20%	—%
Mortgage-backed	—	1.57	2.11	1.61
Total available for sale	1.50	1.57	1.82	1.61

Held to maturity:
U.S. Government agencies	—%	—%	0.91%	1.84%
Mortgage-backed	—	—	—	1.34
States and political subdivisions[1]	—	3.02	—	—
Other Debt Securities	—	2.68	4.51	—
Total held to maturity	—	3.02	3.06	1.45
1	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years
	Average	Average	Average	Average
(Dollars in thousands)	Yield	Yield	Yield	Yield
2019
Available for sale:
U.S. Government agencies	1.74%	1.54%	—%	4.16%
Mortgage-backed	—	1.45	2.20	2.19
Total available for sale	1.74	1.53	2.20	2.23

Held to maturity:
U.S. Government agencies	—%	—%	—%	2.08%
States and political subdivisions[2]	—	5.20	—	—
Other Debt Securities	—	—	4.21	—
Total held to maturity	—	5.20	4.21	2.08
2	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

Loans

The loan portfolio is the primary source of our income. Loans totaled $1.5 billion at December 31, 2020, an increase of $205.6 million, or 16.5%, from 2019. At December 31, 2020, PPP loans accounted for $122.9 million of total loans. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in loans, excluding PPP loans, was comprised of increases in commercial real estate loans of $74.7 million, or 12.7%, consumer loans of $13.7 million, or 77.4%, construction loans of $6.9 million, or 6.9% and residential loans of $1.0 million, or less than 1%, at December 31, 2020 compared to December 31, 2019. These increases were partially offset by a decrease of $13.6 million, or 13.4%, in commercial loans, excluding PPP loans. At December 31, 2020, excluding PPP loans, the loan portfolio was comprised of 49.7% commercial real estate, 33.3% residential real estate, 8.0% construction, 6.6% commercial and 2.4% consumer. That compares to 47.0%, 35.4%, 8.0%, 8.2% and 1.4, respectively, at December 31, 2019. At December 31, 2020, 78.8% of the loan portfolio had fixed interest rates and 21.2% had adjustable interest rates, compared to 75.5% and 24.5%, respectively, at December 31, 2019. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 3, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. At December 31, 2020 and 2019, the Company did not have any loans held for sale. We do not engage in foreign or subprime lending activities.

The table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2020.

		Maturing after	Maturing after
	Maturing	one but within	five but within	Maturing after
(Dollars in thousands)	within one year	five years	fifteen years	fifteen years	Total
Construction	$55,128	$38,831	$10,275	$2,526	$106,760
Residential real estate	32,342	58,293	110,251	242,656	443,542
Commercial real estate	90,636	184,450	263,492	122,654	661,232
Commercial	10,587	150,048	23,775	26,846	211,256
Consumer	966	26,989	2,325	1,186	31,466
Total	$189,659	$458,611	$410,118	$395,868	$1,454,256
Rate terms:
Fixed-interest rate loans	$160,844	$430,157	$384,335	$171,053	$1,146,389
Adjustable-interest rate loans	28,815	28,454	25,783	224,815	307,867
Total	$189,659	$458,611	$410,118	$395,868	$1,454,256

Liabilities

Deposits

The Bank uses deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $1.34 billion at December 31, 2019 to $1.70 billion at December 31, 2020 due to increases in every deposit product, with the exception of a decrease in time deposits of $2.2 million. The increases in deposit products consisted of the following: noninterest-bearing deposits of $152.5 million, interest-bearing checking deposits of $144.0 million, and savings and money market accounts of $65.1 million. Average interest-bearing deposits increased $139.0 million, or 15.1%, in 2020, compared to an increase of $64.0 million, or 7.5% in 2019. Average certificates of deposit and other time deposits increased $18.6 million, or 7.2% in 2020, compared to a increase of $14.5 million, or 5.9% in 2019. Average noninterest-bearing deposits increased $82.7 million, or 23.7%, in 2020, compared to an increase of $22.0 million, or 6.7% in 2019. The elimination of brokered deposits in late 2019 decreased the average balance in these deposits in 2020 by $16.4 million. Deposits provided funding for approximately 92.4% and 89.0% of average earning assets for 2020 and 2019, respectively.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2020 and 2019.

	Average Balances
(Dollars in thousands)	2020		2019
Noninterest-bearing demand	$431,319	29.0%	$348,665	27.5%
Interest-bearing deposits
Demand	343,848	23.1	252,907	20.0
Money market and savings	434,781	29.2	389,000	30.7
Brokered deposits	—	—	16,369	1.3
Certificates of deposit, $100,000 to $249,999	88,934	6.0	81,696	6.5
Certificates of deposit, $250,000 or more	40,216	2.7	31,321	2.5
Other time deposits	148,823	10.0	146,344	11.5
Total	$1,487,921	100.0%	$1,266,302	100.0%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2020.

(Dollars in thousands)		Uninsured
Three months or less	$4,370	$1,370
Over three through 6 months	13,335	4,335
Over 6 through 12 months	14,366	3,616
Over 12 months	11,087	2,190
Total	$43,158	$11,511

Securities Sold Under Retail Repurchase Agreements

Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. At December 31, 2020 and December 31, 2019, the Company had $1.1 million and $1.2 million, respectively, in securities sold under retail repurchase agreements

Long-Term Advances from FHLB

The Company occasionally borrows from Federal Home Loan Bank to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long-term FHLB borrowings outstanding at the end of 2020 and $15.0 million outstanding at the end of 2019. The amount of outstanding long-term borrowings at December 31, 2019 consisted of a long-term advance from the FHLB of $15.0 million, which carried an interest rate of 2.82%. This advance was paid off in April of 2020.

Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain accredited purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company plans to use the net proceeds of the offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.4 million is presented net of unamortized issuance costs of $571 thousand at December 31, 2020.

Capital Resources Management

Total stockholders’ equity for the Company was $195.0 million at December 31, 2020, compared to $192.8 million at December 31, 2019. The increase in stockholders’ equity in 2020 was primarily due to 2020 earnings and accumulated other comprehensive income, which primarily consisted of unrealized gains in available-for-sale securities, which was partially offset by dividends paid to common stockholders and stock repurchases. The ratio of period-end equity to total assets was 10.09% for 2020, as compared to 12.37% for 2019.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2020, the portion of the investment portfolio designated as “available for sale” had a net unrealized holding gain, net of tax, of $1.5 million compared to net unrealized holding gain, net of tax, of $218 thousand at December 31, 2019.

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

As of December 31, 2020, the  Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and was classified as “well capitalized” for purposes of the prompt corrective action regulations.

The following table compares the Bank’s capital ratios to the minimum regulatory requirements as of December 31, 2020 and 2019.

			Minimum
			Regulatory
			Requirements
(Dollars in thousands)	2020	2019	for 2020
Common equity Tier 1 capital	$180,696	$163,206
Tier 1 capital	180,696	163,206
Tier 2 capital	14,189	10,808
Total risk-based capital	194,885	174,014
Net risk-weighted assets	1,367,544	1,254,980
Adjusted average total assets	1,857,802	1,533,919
Risk-based capital ratios:
Common equity Tier 1	13.21%	13.00%	7.00*
Tier 1	13.21	13.00	8.50*
Total capital	14.25	13.87	10.50*
Tier 1 leverage ratio	9.73	10.64	4.00
*	includes phased in capital conservation buffer of 2.50%

See Note 18 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Bank (December 31, 2020 and 2019).

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

Credit risk is mitigated through loan portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and prudent lending policies and underwriting criteria. The following discussion provides information and statistics on the overall quality of the Company’s loan portfolio. Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans (nonaccrual and delinquent 90 days or more), TDRs and loan charge-offs and describes the methodologies used to develop the allowance for credit losses, including the specific, historical formula, and qualitative formula components (also discussed below). Management believes the policies governing nonperforming loans, TDRs and charge-offs are consistent with regulatory standards. The amount of the allowance for credit losses and the resulting provision are reviewed monthly by senior members of management and approved quarterly by the Board of Directors.

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

The adequacy of the allowance for credit losses is determined based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral or expected future cash flows, past experience and present indicators such as loan delinquency trends, nonaccrual loans and current market conditions. Management believes the current allowance is adequate to provide for probable and estimable losses inherent in our loan portfolio; however, future changes in the composition of the loan portfolio and financial condition of borrowers may result in additions to the allowance. Examination of the portfolio and allowance by various regulatory agencies and consultants engaged by the Company may result in the need for additional provisions based on information available at the time of the examination. The Bank’s allowance for credit losses, is available to absorb losses from all loan segments of the portfolio. The allowance set by the Bank is subject to regulatory examination and determination as to its adequacy.

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

The qualitative formula allowance is used to estimate the losses on loans stemming from more global factors such as delinquencies, loss history, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors as deemed appropriate. Loans that are identified as pass-watch, special mention, substandard and doubtful are considered to have elevated credit risk. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.

As seen in the table below, the provision for credit losses was $3.9 million for 2020 and $700 thousand for 2019. The increase in the provision for credit losses was the result of new and elevated qualitative factors within the allowance model related to economic conditions and the COVID-19 pandemic. Net loan charge-offs totaled $519 thousand in 2020 and $536 thousand in 2019.

The allowance for credit losses was $13.9 million, or 1.04% of period end loans, excluding PPP loans, at December 31, 2020, compared to an allowance of $10.5 million, or 0.84% of period end loans at December 31, 2019. The higher allowance percentage at the end of 2020 when compared to the end of 2019 was the result of higher qualitative factors in the analysis of the allowance for loan losses as it related to current economic conditions and the COVID-19 pandemic. While the majority of our credit quality metrics have shown improvement or stability from the prior year end, our allowance and related provision is reflective of our evaluation of risks related to the pandemic’s impact on our borrowers and the overall lending environment. The ratio of net charge-offs to average loans was 0.04% for both 2020 and 2019.

The overall credit quality improved in 2020 compared to 2019 primarily due to a reduction in nonaccrual loans of $5.1 million, loans 90 days and still accruing of $522 thousand and OREO of $74 thousand. In addition, accruing TDRs declined $504 thousand when comparing 2020 to 2019 which reflects continued workout efforts on outstanding problem loans. When comparing 2020 to 2019 loan risk categories, substandard and special mention loans decreased $2.5 million and $2.1 million, respectively. The decrease in substandard and special mention loans was primarily due to property sales, payoffs and credit risk rating upgrades during 2020. Pass/Watch loans increased $41.3 million during 2020 when compared to 2019 due to specific industry loans being added due to the impact of the pandemic. These loans consisted of hospitality, restaurants, retail stores and other commercial loans. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the years ended December 31.

	2020		2019
		Percentage of net		Percentage of net
		charge-offs		charge-offs
		(annualized) to		(annualized) to
		average loans		average loans
	Net (charge-offs)	outstanding	Net (charge-offs)	outstanding
(Dollars in thousands)	recoveries	during the year	recoveries	during the year
Construction	$17	(0.02)%	$15	(0.01)%
Residential real estate	10	-	(619)	0.14
Commercial real estate	(600)	0.10	206	(0.04)
Commercial	36	(0.02)	(106)	0.10
Consumer	18	(0.07)	(32)	0.29
Total	$(519)	0.04%	$(536)	0.04%

Average loans outstanding during the period	$1,368,887		$1,226,361
Allowance for credit losses at period end as a percentage of total period end loans (1)		0.95%		0.84%
Allowance for credit losses at period end as a percentage of average loans (2)		1.01%		0.86%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans		254.59%		99.22%
(1)	As of December 31, 2020, this ratio includes PPP loans of $122.9 million. Excluding these loans, the ratio is 1.04% for December 31, 2020.
(2)	As of December 31, 2020, this ratio includes average PPP loans of $85.6 million. Excluding these loans, the ratio is 1.08% for December 31,2020.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the years ended December 31.

	2020		2019
		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction	$1,937	7.3%	$1,576	8.0%
Residential real estate	3,338	30.5	2,501	35.4
Commercial real estate	5,872	45.5	4,032	47.0
Commercial	2,089	14.5	1,929	8.2
Consumer	652	2.2	469	1.4
Total	$$13,888	100.0%	$$10,507	100.0%

At December 31, 2020, nonperforming assets were $6.3 million, a decrease of $5.7 million, or 47.8%, when compared to December 31, 2019. The decrease in nonperforming assets was due to diligent workout efforts by the Company to reduce nonaccrual loans and other real estate owned properties. Accruing TDRs were $7.0 million at December 31, 2020, a decrease of $504 thousand, or 6.7%, when compared to December 31, 2019. At December 31, 2020, the ratio of nonaccrual loans to total assets was 0.28%, a decrease from 0.68% at December 31, 2019. The ratio of accruing TDRs to total assets at December 31, 2020 was 0.36% improving from 0.48% at December 31, 2019.

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

The following table summarizes our nonperforming assets and accruing TDRs as of December 31.

(Dollars in thousands)	2020	2019
Nonperforming assets
Nonaccrual loans	$5,455	$10,590
Total loans 90 days or more past due and still accruing	804	1,326
Other real estate owned	—	74
Total nonperforming assets	$6,259	$11,990

Total accruing TDRs	$6,997	$7,501

As a percent of total loans:
Nonaccrual loans	0.38%	0.85%
Accruing TDRs	0.48%	0.60%
Nonaccrual loans and accruing TDRs	0.86%	1.45%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.43%	0.96%
Nonperforming assets and accruing TDRs	0.91%	1.56%

As a percent of total assets:
Nonaccrual loans	0.28%	0.68%
Nonperforming assets	0.32%	0.77%
Accruing TDRs	0.36%	0.48%
Nonperforming assets and accruing TDRs	0.69%	1.25%

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

The following tables present the projected change in the Bank’s net interest income and EVE at December 31, 2020 and 2019 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	40%	30%	20%	10%	(10)%	(20)%
December 31, 2020	23.5%	18.1%	12.6%	6.9%	(3.9)%	(4.8)%
December 31, 2019	8.1%	6.3%	4.5%	2.4%	(7.7)%	(13.2)%

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	25%	20%	15%	10%	(20)%	(35)%
December 31, 2020	13.9%	12.0%	10.0%	6.9%	(16.7)%	(18.5)%
December 31, 2019	(3.6)%	(1.2)%	1.3%	1.4%	(7.7)%	(20.9)%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $316.7 million from the FHLB as of December 31, 2020.

At December 31, 2020, our loan to deposit ratio was approximately 85.5%, lower than the 93.1% at year-end 2019.  This decrease is the result of our excess liquidity position due to our deposits increasing $359.4 million, or 26.8% since year end 2019. Investment securities available for sale totaling $139.6 million at the end of 2020 were available for the management of liquidity and interest rate risk. The comparable amount was $122.8 million at December 31, 2019. Cash and cash equivalents were $186.9 million at December 31, 2020, an increase of $91.9 million, or 96.8%, compared to the $95.0 million at year-end 2019, which reflects the increase in deposits during 2020. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. This annual report does not include an attestation report of the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

March 26, 2021

/s/ Lloyd L. Beatty, Jr.	/s/ Edward C. Allen
Lloyd L. Beatty, Jr.	Edward C. Allen
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Formula Allowance

As described in Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans and Allowance for Credit Losses) to the consolidated financial statements, the Company maintains an allowance for credit losses to provide for probable losses inherent in the loan portfolio, which totaled $13,888,000 at December 31, 2020.  The Company’s allowance for credit losses consists of three components: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. For loans that are not individually evaluated for impairment, the qualitative formula allowance uses various qualitative factors to develop loss percentages which are applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative formula allowance is determined based on management’s continuing evaluation of internal and external factors (described in Note 1), which may impact the underlying quality of the loan portfolio.

Management exercised significant judgment when assessing the factors which serve as the basis for the qualitative formula allowance component of the allowance for credit losses estimate. We identified the assessment of those qualitative factors and the determination of the qualitative formula allowance as a critical audit matter as auditing the qualitative factors and the resultant qualitative formula allowance involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative formula allowance, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2017.

Winchester, Virginia

March 26, 2021

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except share and per share data)	2020	2019
ASSETS
Cash and due from banks	$16,666	$18,465
Interest-bearing deposits with other banks	170,251	76,506
Cash and cash equivalents	186,917	94,971
Investment securities:
Available-for-sale, at fair value	139,568	122,791
Held to maturity, at amortized cost - fair value of $65,828 (2020) and $8,654 (2019)	65,706	8,786
Equity securities, at fair value	1,395	1,342
Restricted securities	3,626	4,190

Loans	1,454,256	1,248,654
Less: allowance for credit losses	(13,888)	(10,507)
Loans, net	1,440,368	1,238,147

Premises and equipment, net	24,924	23,821
Goodwill	17,518	17,518
Other intangible assets, net	1,719	2,252
Other real estate owned, net	—	74
Right-of-use assets	4,795	4,771
Other assets	46,779	40,572
TOTAL ASSETS	$1,933,315	$1,559,235

LIABILITIES
Deposits:
Noninterest-bearing	$509,091	$356,618
Interest-bearing	1,191,614	984,716
Total deposits	1,700,705	1,341,334

Securities sold under retail repurchase agreements	1,050	1,226
Advances from FHLB - long-term	—	15,000
Subordinated debt	24,429	—
Total borrowings	25,479	16,226

Lease liabilities	4,874	4,792
Other liabilities	7,238	4,081
TOTAL LIABILITIES	1,738,296	1,366,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 11,783,380 (2020) and 12,500,372 (2019)	118	125
Additional paid in capital	52,167	61,045
Retained earnings	141,205	131,425
Accumulated other comprehensive income	1,529	207
TOTAL STOCKHOLDERS' EQUITY	195,019	192,802
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,933,315	$1,559,235

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except per share data)	2020	2019
INTEREST INCOME
Interest and fees on loans	$56,420	$55,391
Interest and dividends on investment securities:
Taxable	2,997	3,582
Interest on deposits with other banks	260	794
Total interest income	59,677	59,767

INTEREST EXPENSE
Interest on deposits	6,440	8,726
Interest on short-term borrowings	5	481
Interest on long-term borrowings	635	429
Total interest expense	7,080	9,636

NET INTEREST INCOME	52,597	50,131
Provision for credit losses	3,900	700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	48,697	49,431

NONINTEREST INCOME
Service charges on deposit accounts	2,839	3,910
Trust and investment fee income	1,558	1,522
Gains on sales and calls of investment securities	347	—
Other noninterest income	6,005	4,588
Total noninterest income	10,749	10,020

NONINTEREST EXPENSE
Salaries and wages	14,935	15,413
Employee benefits	6,461	5,283
Occupancy expense	2,919	2,758
Furniture and equipment expense	1,224	1,107
Data processing	4,288	3,790
Directors' fees	504	479
Amortization of other intangible assets	533	605
FDIC insurance premium expense	485	344
Other real estate owned expenses, net	56	425
Legal and professional fees	2,296	2,223
Other noninterest expenses	4,698	5,130
Total noninterest expense	38,399	37,557

Income from continuing operations before income taxes	21,047	21,894
Income tax expense	5,317	5,610
Income from continuing operations	15,730	16,284

Loss from discontinued operations before income taxes	—	(113)
Income tax benefit	—	(27)
Loss from discontinued operations	—	(86)

NET INCOME	$15,730	$16,198
Earnings per common share - Basic and diluted
Income from continuing operations	$1.27	$1.28
Loss from discontinued operations	—	(0.01)
Net income	$1.27	$1.27

Dividends paid per common share	$0.48	$0.42

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(In thousands)	2020	2019
Net income	$15,730	$16,198

Other comprehensive income:
Investment securities:
Unrealized holding gains on available-for-sale-securities	2,151	4,314
Tax effect	(581)	(1,178)

Reclassification of (gains) recognized in net income	(347)	—
Tax effect	88	—

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	15	29
Tax effect	(4)	(8)
Total other comprehensive income	1,322	3,157
Comprehensive income	$17,052	$19,355

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

Net Income	—	—	5,335	—	5,335

Other comprehensive income	—	—	—	546	546

Stock-based compensation	—	62	—	—	62

Cash dividends declared	—	—	(1,503)	—	(1,503)

Balances, June 30, 2020	$125	$61,129	$136,876	$2,004	$200,134

Net Income	—	—	3,391	—	3,391

Other comprehensive (loss)	—	—	—	(100)	(100)

Retirement of common stock	(3)	(3,106)	—	—	(3,109)

Stock-based compensation	—	67	—	—	67

Cash dividends declared	—	—	(1,502)	—	(1,502)

Balances, September 30, 2020	$122	$58,090	$138,765	$1,904	$198,881

Net Income	—	—	3,886	—	3,886

Other comprehensive (loss)	—	—	—	(375)	(375)

Retirement of common stock	(4)	(5,999)	—	—	(6,003)

Stock-based compensation	—	73	—	—	73

Cash dividends declared	—	—	(1,446)	—	(1,446)

Exercise of options	—	3	—	—	3

Balances, December 31, 2020	$118	$52,167	$141,205	$1,529	$195,019

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2019	$127	$65,434	$120,574	$(2,950)	$183,185

Net Income	—	—	3,754	—	3,754

Other comprehensive income	—	—	—	1,446	1,446

Stock-based compensation	—	63	—	—	63

Exercise of options and vesting of restricted stock, net of shares surrendered	1	(89)	—	—	(88)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, March 31, 2019	$128	$65,408	$123,050	$(1,504)	$187,082

Net Income	—	—	4,224	—	4,224

Other comprehensive income	—	—	—	1,311	1,311

Stock-based compensation	—	(32)	—	—	(32)

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, June 30, 2019	$128	$65,376	$125,996	$(193)	$191,307

Net Income	—	—	4,206	—	4,206

Other comprehensive income	—	—	—	226	226

Retirement of common stock	(1)	(558)	—	—	(559)

Stock-based compensation	—	61	—	—	61

Cash dividends declared	—	—	(1,278)	—	(1,278)

Balances, September 30, 2019	$127	$64,879	$128,924	$33	$193,963

Net Income	—	—	4,014	—	4,014

Other comprehensive income	—	—	—	174	174

Retirement of common stock	(2)	(3,891)	—	—	(3,893)

Stock-based compensation	—	57	—	—	57

Cash dividends declared	—	—	(1,513)	—	(1,513)

Balances, December 31, 2019	$125	$61,045	$131,425	$207	$192,802

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:	$15,730	$16,198
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(330)	(468)
Provision for credit losses	3,900	700
Depreciation and amortization	2,476	2,393
Net amortization of securities	513	512
Amortization of debt issuance costs	40	—
Stock-based compensation expense	263	149
Deferred income (benefit) tax expense	(2,185)	241
(Gains) on sales and calls of securities	(347)	—
Losses on sales and disposals of premises and equipment	41	—
Losses on sales and valuation adjustments on other real estate owned	56	417
Fair value adjustment on equity securities	(28)	(42)
Net changes in:
Accrued interest receivable	(3,161)	(110)
Cash surrender values on compensation plans	(917)	(443)
Other assets	(255)	2,304
Accrued interest payable	317	(274)
Other liabilities	2,317	(7,834)
Net cash provided by operating activities	18,430	13,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	45,329	35,447
Proceeds from sales and calls of investment securities available for sale	13,019	—
Purchases of investment securities available for sale	(73,450)	—
Proceeds from maturities and principal payments of investment securities held to maturity	244	1,282
Purchases of securities held to maturity	(57,186)	(4,000)
Purchases of equity securities	(25)	(31)
Net change in loans	(205,901)	(53,528)
Purchases of premises and equipment	(2,375)	(2,244)
Proceeds from sales of premises and equipment	2	—
Proceeds from sales of other real estate owned	18	731
Net redemption of restricted securities	564	2,286
Purchases of bank owned life insurance	(319)	(25,621)
Net cash (used in) investing activities	(280,080)	(45,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	152,473	26,152
Interest-bearing deposits	207,008	103,002
Short-term borrowings	(176)	(59,586)
Long-term borrowings	(15,000)	—
Proceeds from the issuance of subordinated debt, net of issuance costs	24,389	—
Common stock dividends paid	(5,950)	(5,347)
Retirement of common stock	(9,112)	(4,452)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	(39)	(88)
Stock options exercised	3	—
Net cash provided by financing activities	353,596	59,681
Net increase in cash and cash equivalents	91,946	27,746
Cash and cash equivalents at beginning of period	94,971	67,225
Cash and cash equivalents at end of period	$186,917	$94,971

Supplemental cash flows information:
Interest paid	$6,833	$10,071
Income taxes paid	$7,935	$11,920
Lease liabilities arising from right-of-use assets	$605	$5,243
Unrealized gain on securities available for sale	$1,804	$4,314
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$15	$29

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

Nature of Operations

The Company engages in the banking business through Shore United Bank, a Maryland commercial bank with trust powers. The Company’s primary source of revenue is interest earned on commercial, real estate and consumer loans made to customers located in Maryland, Delaware and the Eastern Shore of Virginia. The Company engages in the trust services business through the trust department at Shore United Bank under the trade name Wye Financial Partners.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the determination of the allowance for loan losses, and the subsequent evaluation of goodwill for impairment.

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

A loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms when due. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral. The impairment of a loan is measured at the present value of expected future cash flows using the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, the Company measures impairment on such loans by reference to the fair value of the collateral or the present value of expected future cash flows. Once the amount of impairment has been determined, the uncollectible portion is charged off. Income on nonaccrual impaired loans is recognized on a cash basis, and payments are first applied against the principal balance outstanding (i.e., placing impaired loans on nonaccrual status). Generally, interest income is not recognized on impaired loans unless the likelihood of further loss is remote or the impairment analysis yielded no impairment for the loan. The allowance for credit losses may include specific reserves related to impaired loans. Specific reserves remain until charge offs are made. Reserves for probable credit losses related to these loans are based on historical loss ratios and an analysis of qualitative factors and are included in the formula portion of the allowance for credit losses. See additional discussion below under the section, “Allowance for Credit Losses”.

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

The allowance for credit losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Topic 450, “ Contingencies ”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC Topic 310, “ Receivables ”, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors to estimate the inherent loss that may be present in our loan portfolio as discussed further below. Actual losses could differ significantly from management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

Three basic components comprise our allowance for credit losses: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is established against impaired loans based on our assessment of the losses that may be associated with the individual loans. The specific allowance remains until charge-offs are made or the metrics underlying the impairment calculation change. An impaired loan may show deficiencies in the borrower’s overall financial condition, payment history, support available from financial guarantors and/or the fair market value of collateral.

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer) and similar risk characteristics. Each loan pool is assigned allowance factors based on management’s estimate of the risk, complexity and size of individual loans within a particular category using average historical charge-offs by segment over the last 16 quarters. Loans identified as pass-watch, special mention, substandard, and doubtful are considered to have elevated credit risk. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower. The qualitative formula allowance captures losses that have impacted the portfolio but have yet to be recognized in either the specific or historical formula allowance. A pass-watch loan has adequate risk and may include loans which may have been upgraded from another higher risk category. A special mention loan has potential weaknesses that could result in a future loss to the Company if the weaknesses are realized. A substandard loan has certain deficiencies that could result in a future loss to the Company if these deficiencies are not corrected. A doubtful loan has enough risk that there is a high probability that the Company will sustain a loss.

The qualitative formula allowance is used to adjust the historical formula allowance to an amount that is reflective of the probable losses inherent in the loan portfolio. The qualitative formula allowance is established through the evaluation of various qualitative factors which are used to develop loss percentages that are applied to the identified pools of loans that are not individually evaluated for impairment. Management has significant discretion in making the adjustments inherent in the determination of the provision and allowance for credit losses, including the establishment of the allowance factors in the qualitative formula allowance component of the allowance. The establishment of the qualitative factors used in the qualitative formula allowance is a continuing exercise, based on management’s ongoing assessment of the totality of all factors, including, but not limited to, delinquencies, loss history, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of other factors as deemed appropriate, and their impact on the portfolio. Allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based on the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management’s perception and assessment of these factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

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

Goodwill impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2020, the Company had one reporting unit and operating segment (i.e., the Bank).

During 2020 and 2019, goodwill and other intangible assets were subjected to assessments for impairment. No impairment charges were recognized in either year. Our assessment of goodwill concluded it was not more likely that not that the fair value of the Company's reporting unit was less than its carrying amount.

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

Borrowings

Short-term and long-term borrowings are comprised primarily of FHLB borrowings. A portion of the Company’s short-term borrowings are re-purchase agreements. The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.

Subordinated Debt

Subordinated debt is carried at its outstanding principal balance, net of any unamortized issuance costs. For additional information on the Company’s subordinated debt, refer to Note 11 of the Consolidated Financial Statements.

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

The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2017.

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

Cash and Cash Equivalents

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Certain interest-bearing deposits with banks may exceed balances that are recoverable under Federal Deposit Insurance (“FDIC”) insurance. Balances in excess of FDIC insurance at December 31, 2020 were approximately $6.7 million.

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in each reporting period until settlement based on the quantity of awards for which it is probable that the performance conditions will be achieved. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent’s common stock at the time of grant. Expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity.

Fair Value

The Company measures certain financial assets and liabilities at fair value, with the measurements made on a recurring or nonrecurring basis. Financial instruments measured at fair value on a recurring basis are investment securities available for sale and equity securities with readily determinable fair values. Impaired loans and other real estate owned are financial instruments measured at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs, reducing subjectivity. See Note 20 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs for continuing operations of approximately $331 thousand for the year ended December 31, 2020 and $425 thousand for the year ended December 31, 2019.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities net of any gains recognized from the sale of available-for-sale securities and the amortization of unrealized losses on securities transferred from AFS to HTM. In 2020, the amount reclassified out of accumulated comprehensive income was a gain on available-for-sale securities of $347 thousand. The related tax effect for the reclassification was $88 thousand. There were no reclassifications from accumulated other comprehensive income in 2019.

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

ASU No. 2020-04 – In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 27 loans or 7.8% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the category of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company is now classified as a “smaller reporting company” and “nonaccelerated filer”. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

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

In March 2020, (Revised in April 2020) various regulatory agencies, including the Board of Governors of the CFPB System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. During 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to specific loan types are as follows:

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

The interagency guidance along with the provisions of the CARES Act as further discussed in Note 3 to the Consolidated Financial Statements, impacted the Company's assessment of loan modifications in 2020.

NOTE 2. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities at December 31, 2020 and 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
2020
U.S. Government agencies	$23,600	$20	$83	$23,537
Mortgage-backed	113,865	2,234	68	116,031
Total	$137,465	$2,254	$151	$139,568

2019
U.S. Government agencies	$23,854	$3	$31	$23,826
Mortgage-backed	98,638	574	247	98,965
Total	$122,492	$577	$278	$122,791

During 2020, the Company sold available for sale securities for proceeds of $13.0 million and recognized gross gains of $347 thousand in the second quarter of 2020. No available for sale securities were sold during 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
2020
U.S. Government agencies	$18,893	$38	$43	$18,888
Mortgage-backed	27,347	7	18	27,336
States and political subdivisions	400	1	—	401
Other debt securities	19,066	139	2	19,203
Total	$65,706	$185	$63	$65,828

2019
U.S. Government agencies	$1,386	$—	$5	$1,381
States and political subdivisions	400	1	—	401
Other debt securities	7,000	—	128	6,872
Total	$8,786	$1	$133	$8,654

Equity securities with an aggregate fair value of $1.4 million at December 31, 2020 and $1.3 million at December 31, 2019 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $28 thousand for 2020 and $42 thousand for 2019, respectively.

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2020
Available-for-sale securities:
U.S. Government agencies	$14,919	$82	$236	$1	$15,155	$83
Mortgage-backed	11,869	68	—	—	11,869	68
Total	$26,788	$150	$236	$1	$27,024	$151

Held-to-maturity securities:
U.S. Government agencies	$6,646	$43	$—	$—	$6,646	$43
Mortgage-backed	5,093	18	—	—	5,093	18
Other debt securities	498	2	—	—	498	2
Total	$12,237	$63	$—	$—	$12,237	$63

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2019
Available-for-sale securities:
U.S. Government agencies	$4,995	$5	$18,516	$26	$23,511	$31
Mortgage-backed	12,180	27	22,282	220	34,462	247
Total	$17,175	$32	$40,798	$246	$57,973	$278

Held-to-maturity securities:
U.S. Government agencies	$1,381	$5	$—	$—	$1,381	$5
Other debt securities	3,905	95	2,967	33	6,872	128
Total	$5,286	$100	$2,967	$33	$8,253	$133

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were seven available-for-sale securities in an unrealized loss position at December 31, 2020, of which four were mortgage-backed and three were U.S. Government agencies.

There were four held-to-maturity securities in an unrealized loss position at December 31, 2020, of which two were U.S. Government agency bonds, one corporate bond and one mortgage-backed security.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2020.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,999	$5,015	$—	$—
Due after one year through five years	1,393	1,431	2,944	2,957
Due after five years through ten years	57,061	58,419	27,728	27,818
Due after ten years	74,012	74,703	35,034	35,053
Total	$137,465	$139,568	$65,706	$65,828

The maturity dates for debt securities are determined using contractual maturity dates.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at December 31, 2020 and 2019. All pledged securities are in the available-for-sale investment portfolio.

	2020		2019
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$60,600	$61,094	$66,904	$67,142

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2020 or 2019.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Construction	$106,760	$99,829
Residential real estate	443,542	442,506
Commercial real estate	661,232	586,562
Commercial	211,256	102,020
Consumer	31,466	17,737
Total loans	1,454,256	1,248,654
Allowance for credit losses	(13,888)	(10,507)
Total loans, net	$1,440,368	$1,238,147

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2020 and 2019, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $3.7 million and $18.8 million, respectively. During 2020 and 2019, loan additions were approximately $701 thousand and $15.7 million, respectively, and loan repayments were approximately $776 thousand and $8.6 million, respectively. Due to changes in the composition of related parties, $15.0 million of loans included in the total for the prior year end were no longer reported as related party loans at December 31, 2020. Net loan origination costs, included in balances above, totaled $622 thousand and $1.8 million as of December 31, 2020 and 2019, respectively. At December 31, 2020 and December 31, 2019 included in total loans were

$52.3 million and $79.2 million in loans, respectively, acquired as part of the 2017 NWBI branch acquisition. These balances are presented net of the related discount which totaled $754 thousand at December 31, 2020 and $1.1 million at December 31, 2019.

In 2020, the Company participated in the Paycheck Protection Program (PPP). The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020, and was later expanded by the Paycheck Protection Program and Health Care Enhancement Act of April 2020. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of December 31, 2020, the Company held PPP loans with a total outstanding balance of $122.9 million, which is included in the commercial loan segment in the table above. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income. The Company has continued to participate in the newest round of the PPP during the first quarter of 2021.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2020 and 2019.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2020
Loans individually evaluated for impairment	$331	$5,722	$6,917	$258	$28	$13,256
Loans collectively evaluated for impairment	106,429	437,820	654,315	210,998	31,438	1,441,000
Total loans	$106,760	$443,542	$661,232	$211,256	$31,466	$1,454,256

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$135	$78	$—	$—	$213
Loans collectively evaluated for impairment	2,022	3,564	5,348	2,089	652	13,675
Total allowance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2019
Loans individually evaluated for impairment	$41	$7,072	$12,006	$298	$—	$19,417
Loans collectively evaluated for impairment	99,788	435,434	574,556	101,722	17,737	1,229,237
Total loans	$99,829	$442,506	$586,562	$102,020	$17,737	$1,248,654

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$395	$580	$—	$—	$975
Loans collectively evaluated for impairment	1,576	2,106	3,452	1,929	469	9,532
Total allowance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

The allowance for loan losses was 0.95% of total loans and 1.04% when excluding PPP loans, at December 31, 2020 compared to 0.84% at December 31, 2019.

In the first quarter of 2020, the Company transitioned from its in-house allowance model to an external vendor's allowance model software for the calculation of the allowance for loan losses.  Prior to the adoption of the new model, the Company ran both models parallel for multiple periods to confirm the reasonableness of the new model's output as compared to the old.  The primary motivation for the change was to increase efficiencies in the calculation of the allowance estimate under the current incurred loss standard and also allow for a more seamless transition for the Company's eventual adoption of the Current Expected Credit Loss standard in 2023.  The Company's processes for loan segmentation, assessing qualitative factors, and determining specific reserves for impaired loans remained substantially unchanged when comparing the models.  As part of the new model, more precise averages are utilized in the calculation of the net charge-off ratios used in the historical loss analysis and the historical loss rates are applied to all pools of loans accounted for under ASC 450.  Additionally, the historical look-back periods for retail loan pools were adjusted to four years in the new model as compared to two years under the prior in-house model.  While there were some variances between loan pools when comparing the two models, the Company's ending recorded allowance and provision for loan losses during 2020 were not materially impacted as a result of the transition.

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2020 and 2019. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
2020
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$247	$—
Residential real estate	1,665	1,585	—	—	1,861	2,648	—
Commercial real estate	4,288	3,220	67	67	3,971	5,669	—
Commercial	401	258	—	—	272	390	—
Consumer	28	28	—	—	28	9	—
Total	$6,679	$5,388	$67	$67	$6,429	$8,963	$—

Impaired accruing TDRs:
Construction	$34	$34	$—	$—	$34	$37	$3
Residential real estate	3,845	2,617	1,228	135	3,857	3,920	160
Commercial real estate	3,118	2,479	639	11	3,261	3,349	104
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$6,997	$5,130	$1,867	$146	$7,152	$7,306	$267

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$25	$—
Residential real estate	292	292	—	—	269	362	2
Commercial real estate	512	512	—	—	532	774	5
Commercial	—	—	—	—	—	13	—
Consumer	—	—	—	—	—	9	—
Total	$804	$804	$—	$—	$801	$1,183	$7

Total impaired loans:
Construction	$331	$331	$—	$—	$331	$309	$3
Residential real estate	5,802	4,494	1,228	135	5,987	6,930	162
Commercial real estate	7,918	6,211	706	78	7,764	9,792	109
Commercial	401	258	—	—	272	403	—
Consumer	28	28	—	—	28	18	—
Total	$14,480	$11,322	$1,934	$213	$14,382	$17,452	$274

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
2019
Impaired nonaccrual loans:
Construction	$—	$—	$—	$—	$—	$1,076	$—
Residential real estate	2,660	678	1,797	215	2,052	2,691	—
Commercial real estate	8,242	5,680	2,137	561	8,533	9,421	—
Commercial	421	298	—	—	301	313	—
Consumer	—	—	—	—	—	—	—
Total	$11,323	$6,656	$3,934	$776	$10,886	$13,501	$—

Impaired accruing TDRs:
Construction	$41	$41	$—	$—	$41	$46	$10
Residential real estate	4,041	2,583	1,458	180	4,052	4,157	171
Commercial real estate	3,419	2,748	671	19	3,438	3,496	125
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$7,501	$5,372	$2,129	$199	$7,531	$7,699	$306

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$18	$—
Residential real estate	556	556	—	—	786	337	5
Commercial real estate	770	770	—	—	297	336	4
Commercial	—	—	—	—	89	38	1
Consumer	—	—	—	—	—	3	—
Total	$1,326	$1,326	$—	$—	$1,172	$732	$10

Total impaired loans:
Construction	$41	$41	$—	$—	$41	$1,140	$10
Residential real estate	7,257	3,817	3,255	395	6,890	7,185	176
Commercial real estate	12,431	9,198	2,808	580	12,268	13,253	129
Commercial	421	298	—	—	390	351	1
Consumer	—	—	—	—	—	3	—
Total	$20,150	$13,354	$6,063	$975	$19,589	$21,932	$316

The following tables provide a roll-forward for troubled debt restructurings as of and for the years ended December 31, 2020 and December 31, 2019.

	1/1/2020						12/31/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
2020
Accruing TDRs
Construction	$41	$—	$(7)	$—	$—	$—	$34	$—
Residential real estate	4,041	—	(113)	—	—	(83)	3,845	135
Commercial real estate	3,419	—	(97)	—	—	(204)	3,118	11
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(217)	$—	$—	$(287)	$6,997	$146

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(51)	—	—	(1,342)	—	—
Commercial real estate	—	1,506	(401)	—	—	(1,105)	—	—
Commercial	299	—	(41)	—	—	—	258	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(493)	$—	$—	$(2,447)	$258	$—

Total	$9,193	$1,506	$(710)	$—	$—	$(2,734)	$7,255	$146

	1/1/2019						12/31/2019
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
2019
Accruing TDRs
Construction	$51	$—	$(10)	$—	$—	$—	$41	$—
Residential real estate	4,454	41	(101)	—	—	(353)	4,041	180
Commercial real estate	4,158	—	(739)	—	—	—	3,419	19
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$8,663	$41	$(850)	$—	$—	$(353)	$7,501	$199

Nonaccrual TDRs
Construction	$2,798	$—	$(1,402)	$(3)	$(1,393)	$—	$—	$—
Residential real estate	—	—	—	—	1,393	—	1,393	113
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	320	—	(21)	—	—	—	299	—
Consumer	—	—	—	—	—	—	—	—
Total	$3,118	$—	$(1,423)	$(3)	$—	$—	$1,692	$113

Total	$11,781	$41	$(2,273)	$(3)	$—	$(353)	$9,193	$312

The following table provides information on loans that were modified and considered TDRs during 2020 and 2019.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,506	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,506	$—

2019
Construction	—	$—	$—	$—
Residential real estate	3	2,310	2,119	—
Commercial real estate	1	2,152	1,531	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	4	$4,462	$3,650	$—

During the year ended December 31, 2020 there was one new TDR that was modified to extend the term of the loan.

For the year ended December 31, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $34.9 million remained on deferral as of December 31, 2020. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

There were no TDRs which subsequently defaulted within 12 months of modification for the year ended December 31, 2020 and 2019. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2020, there were no nonaccrual loans classified as special mention or doubtful and $5.5 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2019, there were no nonaccrual loans classified as special mention or doubtful and $10.6 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of December 31, 2020 and 2019.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
2020
Construction	$81,926	$22,547	$1,990	$297	$—	$106,760
Residential real estate	401,494	36,759	2,946	2,343	—	443,542
Commercial real estate	514,524	133,892	3,504	9,312	—	661,232
Commercial	182,166	25,870	2,948	272	—	211,256
Consumer	31,221	215	—	30	—	31,466
Total	$1,211,331	$219,283	$11,388	$12,254	$—	$1,454,256

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
2019
Construction	$84,357	$13,068	$2,404	$—	$—	$99,829
Residential real estate	404,500	29,223	5,549	3,234	—	442,506
Commercial real estate	455,388	115,190	4,822	11,162	—	586,562
Commercial	80,816	20,130	746	328	—	102,020
Consumer	17,347	383	2	5	—	17,737
Total	$1,042,408	$177,994	$13,523	$14,729	$—	$1,248,654

The following tables provide information on the aging of the loan portfolio as of December 31, 2020 and 2019.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
2020
Construction	$106,463	$—	$—	$—	$—	$297	$106,760
Residential real estate	440,210	517	938	292	1,747	1,585	443,542
Commercial real estate	657,066	367	—	512	879	3,287	661,232
Commercial	210,704	226	68	—	294	258	211,256
Consumer	31,318	119	1	—	120	28	31,466
Total	$1,445,761	$1,229	$1,007	$804	$3,040	$5,455	$1,454,256
Percent of total loans	99.3%	0.1%	0.1%	0.1%	0.3%	0.4%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
2019
Construction	$99,234	$595	$—	$—	$595	$—	$99,829
Residential real estate	435,671	3,021	783	556	4,360	2,475	442,506
Commercial real estate	577,015	743	217	770	1,730	7,817	586,562
Commercial	101,476	246	—	—	246	298	102,020
Consumer	17,680	57	—	—	57	—	17,737
Total	$1,231,076	$4,662	$1,000	$1,326	$6,988	$10,590	$1,248,654
Percent of total loans	98.6%	0.4%	0.1%	0.1%	0.6%	0.8%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for 2020 and 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(201)	(601)	(286)	(9)	(1,097)
Recoveries	17	211	1	322	27	578
Net (charge-offs) recoveries	17	10	(600)	36	18	(519)

Provision	429	1,188	1,994	124	165	3,900
Ending Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
2019
Allowance for credit losses:
Beginning Balance	$2,662	$2,353	$3,077	$1,949	$302	$10,343

Charge-offs	(3)	(646)	—	(411)	(37)	(1,097)
Recoveries	18	27	206	306	4	561
Net (charge-offs) recoveries	15	(619)	206	(105)	(33)	(536)

Provision	(1,101)	767	749	85	200	700
Ending Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $0 and $23 thousand as of December 31, 2020 and 2019. There were no residential real estate properties included in the balance of other real estate owned at December 31, 2020 and December 31, 2019.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2020 and December 31, 2019.

NOTE 4. LEASES

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $3.8 million at the date of adoption, which are primarily related to the Company’s lease of premises used in operations. During the course of 2019, the Company recognized additional right-of-use assets and lease liabilities of $1.4 million, primarily related to the lease of additional premises used in operations. During 2020, the Company recognized new right-of-use assets and lease liabilities for one location, one equipment lease, and two renewals on existing assets totaling $637 thousand.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2020		December 31, 2019
Lease liabilities	$4,874		$4,792
Right-of-use assets	$4,795		$4,771
Weighted average remaining lease term	10.49	years	11.76	years
Weighted average discount rate	2.89%		3.13%

	For the year ended	For the year ended
Lease cost (in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$712	$620
Short-term lease cost	—	—
Total lease cost	$712	$620

Cash paid for amounts included in the measurement of lease liabilities	$666	$587

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	December 31,
Twelve months ending December 31, 2021	$652
Twelve months ending December 31, 2022	651
Twelve months ending December 31, 2023	610
Twelve months ending December 31, 2024	569
Twelve months ending December 31, 2025	423
Thereafter	2,816
Total undiscounted cash flows	$5,721
Discount	847
Lease liabilities	$4,874

NOTE 5. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment from continuing operations at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Land	$8,509	$8,509
Buildings and land improvements	22,101	21,250
Furniture and equipment	8,283	7,354
	38,893	37,113
Accumulated depreciation	(13,969)	(13,292)
Total	$24,924	$23,821

Depreciation expense of continuing operations totaled $1.2 million for 2020 and $1.1 million for 2019.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the COVID-19 pandemic and its impact on market conditions, the Company performed a full annual qualitative assessment of goodwill as of December 31, 2020.  As a result of management’s qualitative evaluation of relevant events and circumstances as of December 31, 2020, the Company concluded that it was not more likely than not that fair value was less than carrying value. Changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results.

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2020 and 2019.

2020
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(2,235)	$1,719	4.7
Total other intangible assets	$3,954	$—	$(2,235)	$1,719

2019
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(1,702)	$2,252	5.7
Total other intangible assets	$3,954	$—	$(1,702)	$2,252

The aggregate amortization expense was $533 thousand and $605 thousand for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2021	$461
2022	389
2023	317
2024	246
2025	174
Thereafter	132
Total amortizing intangible assets	$1,719

NOTE 7. OTHER ASSETS

The Company had the following other assets from continuing operations at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Accrued interest receivable	$6,616	$3,455
Deferred income taxes	4,442	2,754
Prepaid expenses	1,472	1,157
Cash surrender value on life insurance	31,018	29,782
Income taxes receivable	156	175
Other assets	3,075	3,249
Total	$46,779	$40,572

NOTE 8. OTHER LIABILITIES

The Company had the following other liabilities from continuing operations at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Accrued interest payable	$647	$330
Deferred compensation liability	2,905	1,401
Other liabilities	3,686	2,350
Total	$7,238	$4,081

NOTE 9. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $43.2 million and $38.9 million at December 31, 2020 and 2019, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Due in one year or less	$179,073	$126,055
Due in one to three years	71,327	116,979
Due in three to five years	24,473	34,084
Total	$274,873	$277,118

As of December 31, 2020 and 2019, deposits, both direct and indirect, from directors, their associates and policy-making officers, totaled approximately $4.8 million and $5.5 million, respectively.

At December 31, 2020 and December 31, 2019, we had no brokered deposits.

NOTE 10. BORROWINGS

The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank to meet short-term liquidity needs.

The following table summarizes certain information on short-term borrowings for the years ended December 31, 2020 and 2019.

	2020		2019
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$1,484	0.32%	$1,061	1.39%
FHLB Advances	—	—	17,378	2.68
Overnight Fed Funds purchased	1	0.61	14	2.86

At Year End
Repurchase agreements	$1,050	0.03%	$1,226	0.81%
FHLB Advances	—	—	—	—
Overnight Fed Funds purchased	—	—	—	—

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Bank had $15.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2020 and 2019. In addition, the Bank had secured credit availability of approximately $316.7 million and $270.1 million from the Federal Home Loan Bank at December 31, 2020 and 2019, respectively. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Bank had no short-term borrowings from the Federal Home Loan Bank at December 31, 2020 and December 31, 2019. At December 31, 2019, the Bank had $15.0 million of fixed rate long-term borrowings from the Federal Home Loan Bank, which carried an interest rate of 2.82%. These advances were paid off in April of 2020.

NOTE 11. SUBORDINATED DEBT

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company plans to use the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.4 million is presented net of unamortized issuance costs of $571 thousand at December 31, 2020.

NOTE 12. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan excluding discontinued operations and included in noninterest expense totaled $601 thousand and $580 thousand for 2020 and 2019, respectively.

NOTE 13. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 608,414 shares remained available for grant at December 31, 2020.

The following tables provide information on stock-based compensation expense for 2020 and 2019.

	December 31,
(Dollars in thousands)	2020	2019
Stock-based compensation expense	$263	$149
Excess tax benefits related to stock-based compensation	11	7

	December 31,
(Dollars in thousands)	2020		2019
Unrecognized stock-based compensation expense	$97		$35
Weighted average period unrecognized expense is expected to be recognized	0.3	years	0.1	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the two years ended December 31.

	2020		2019
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	15,702	$15.36	—	$—
Granted	25,507	13.78	15,702	15.36
Vested	(15,065)	15.35	—	—
Forfeited	(1,639)	15.85	—	—
Nonvested at end of period	24,505	$13.78	15,702	$15.36

The total fair value of restricted stock awards that vested was $243 thousand in 2020.

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

The following table summarizes restricted stock units activity at the end of the performance cycle for the Company under the 2016 Equity Plan for the two years ended December 31.

	2020		2019
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	6,451	$16.57	38,562	$14.69
Granted	—	—	—	—
Vested	(6,451)	16.57	(15,577)	11.68
Forfeited	—	—	(16,534)	16.78
Outstanding at end of period	—	$—	6,451	$16.57

The fair value of restricted stock units that vested during 2020 and 2019 was $107 thousand and $241 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the two years ended December 31, 2020.

	2020		2019
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Exercise
	Shares	Exercise Price	Shares	Prices
Outstanding at beginning of period	11,671	$9.25	27,249	$9.68
Granted	—	—	—	—
Exercised	(7,760)	9.01	(15,578)	10.01
Expired/Cancelled	(1,202)	16.65	—	—
Outstanding at end of period	2,709	$6.64	11,671	$9.25

Exercisable at end of period	2,709	$6.64	11,671	$9.25

There were no stock options granted during 2020 and 2019, respectively.

At December 31, 2020, the aggregate intrinsic value of the options outstanding and exercisable under the 2016 Equity Plan was $22 thousand based on the $14.60 market value per share of Shore Bancshares, Inc.’s common stock at December 31, 2020. Similarly, the aggregate intrinsic value of the options outstanding and exercisable was $95 thousand at December 31, 2019. The intrinsic value of options exercised during 2020 was $10 thousand based on the $12.33 average market value per share of the Company’s common stock. The intrinsic value of options exercised in 2019 was $72 thousand based on the $14.66 market value per share of the Company’s common stock at January 15, 2019. At December 31, 2020, the weighted average remaining contract life of options outstanding and exercisable was 1.3 years.

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

The following table provides information on Shore Bancshares, Inc.’s contributions and participant deferrals to the Plan for 2020 and 2019 and the related deferred compensation liability at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Deferred compensation contribution	$—	$—
Elective deferrals	319	133
Deferred compensation liability	614	363

During 2019, the Company introduced a new SERP plan for executive officers of the Company and the Bank. The related liability is unfunded; however, BOLI was purchased in order to offset the benefit costs. The following table provides information on the expense recognized during the years ended December 31, 2020 and 2019, as well as the balance of the unfunded SERP liability and the cash surrender value of policies purchased to offset the SERP benefit costs as of December 31, 2020 and 2019. The unfunded SERP liability and cash surrender value were included in other liabilities and other assets, respectively.

(Dollars in thousands)	2020	2019
Cash surrender value	$27,501	$26,721
Deferred compensation liability - SERP	1,659	347
SERP Expense	1,422	347

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

The following table includes information on the deferred compensation liability and cash surrender value at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Deferred compensation liability	$631	$691
Cash surrender value	2,979	2,919

NOTE 15. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31, excluding discontinued operations:

(Dollars in thousands)	2020	2019
Advertising and marketing	$331	$425
Other customer expense	538	400
Other expense	1,919	2,220
Other loan expense	361	277
Software expense	908	1,001
Travel and entertainment expense	180	322
Trust professional fees	461	485
Total other noninterest expense	$4,698	$5,130

NOTE 16. INCOME TAXES

The following table provides information on components of income tax expense for continuing operations for each of the two years ended December 31.

(Dollars in thousands)	2020	2019
Current tax expense:
Federal	$5,477	$3,974
State	2,025	1,395
	7,502	5,369
Deferred income tax (benefit) expense:
Federal	(1,650)	122
State	(535)	119
	(2,185)	241

Total income tax expense	$5,317	$5,610

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for continuing operations for each of the two years ended December 31.

	2020	2019
Tax at federal statutory rate	21%	21%
Tax effect of:
Tax-exempt income	(1.6)	(1.0)
State income taxes, net of federal benefit	5.6	5.5
Other	0.3	0.1
Actual income tax expense rate	25.3%	25.6%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31.

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$3,721	$2,850
Write-downs of other real estate owned	12	9
Nonaccrual loan interest	367	353
Unrealized losses on available-for-sale securities transferred to held to maturity	—	4
Other	2,152	735
Total deferred tax assets	6,252	3,951
Less valuation allowance	(169)	(63)
Deferred tax assets net of valuation allowance	6,083	3,888
Deferred tax liabilities:
Depreciation	177	198
Acquisition accounting adjustments	580	508
Deferred capital gain on branch sale	187	194
Unrealized gains on available-for-sale securities	567	74
Other	130	160
Total deferred tax liabilities	1,641	1,134
Net deferred tax assets	$4,442	$2,754

NOTE 17. EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the years ended December 31, 2020 and 2019.

(In thousands, except per share data)	2020	2019
Net income from continuing operations	$15,730	$16,284
Net loss from discontinued operations	-	(86)
Net Income	$15,730	$16,198
Weighted average shares outstanding - Basic	12,380	12,725
Dilutive effect of common stock equivalents-options	1	5
Weighted average shares outstanding - Diluted	12,381	12,730

Basic and diluted earnings per common share
Income from continuing operations	$1.27	$1.28
Loss from discontinued operations	—	(0.01)
Net income	$1.27	$1.27

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the years ended December 31, 2020 and 2019.

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

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. At December 31, 2020 the capital conservation buffer was 2.50% and the Bank’s specific capital buffer was 6.25%.

The phase-in period for the final rules began on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, ending on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2020, management believes that Shore United Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2020, the most recent notification from the Federal Reserve Bank categorized Shore Untied Bank, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

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

The following tables present the capital amounts and ratios as of December 31, 2020 and 2019.

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
2020	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore United Bank	$180,696	$194,885	$1,367,544	$1,857,802	13.21%	13.21%	14.25%	9.73%

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
2019	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore United Bank	$163,206	$174,014	$1,254,980	$1,533,919	13.00%	13.00%	13.87%	10.64%

In August of 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) directed the Federal Reserve Board (“FRB”) to revise the Small Bank Holding Company Policy Statement to raise the total consolidated asset limit in the Policy Statement from $1 billion to $3 billion. The Company was previously required to comply with the minimum capital requirements on a consolidated basis; however, the Company continues to meet the conditions of the revised policy statement and was, therefore, exempt from the consolidated capital requirements at December 31, 2020 and 2019.

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.

At December 31, 2020, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. There were no dividends paid by the Bank to Shore Bancshares, Inc. for the years ended December 31, 2020 and 2019, respectively. Shore Bancshares, Inc. had no outstanding receivables from its subsidiary at December 31, 2020 or 2019.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for 2020 and 2019.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income before reclassifications	1,570	11	1,581
Reclassification of gains recognized	(259)	—	(259)
Balance, December 31, 2020	$1,529	$—	$1,529

Balance, December 31, 2018	$(2,918)	$(32)	$(2,950)
Other comprehensive income	3,136	21	3,157
Balances, December 31, 2019	$218	$(11)	$207

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at December 31, 2020 and 2019. No assets were transferred from one hierarchy level to another during 2020 or 2019.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
2020
Securities available for sale:
U.S. Government agencies	$23,537	$—	$23,537	$—
Mortgage-backed	116,031	—	116,031	—
	139,568	—	139,568	—

Equity	1,395	—	1,395	—
Total	$140,963	$—	$140,963	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
2019
Securities available for sale:
U.S. Government agencies	$23,826	$—	$23,826	$—
Mortgage-backed	98,965	—	98,965	—
	122,791	—	122,791	—

Equity	1,342	—	1,342	—
Total	$124,133	$—	$124,133	$—

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis at December 31, 2020 and 2019, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
2020
Nonrecurring measurements:

Impaired loans	$610	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,110	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range
2019
Nonrecurring measurements:

Impaired loans	$2,489	Appraisal of collateral	(1)	Liquidation expense	(2)	10%

Impaired loans	$2,599	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%

Other real estate owned	$74	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 31%
				Liquidation expense	(2)	10%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Unobservable inputs were weighted by the relative fair value of the instruments.

Fair Value of Financial Assets and Financial Liabilities

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for December 31, 2020 and 2019 were estimated using an exit price notion.

	2020		2019
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$186,917	$186,917	$94,971	$94,971

Level 2 inputs
Investment securities held to maturity	$65,706	$65,828	$8,786	$8,654
Restricted securities	3,626	3,626	4,190	4,190
Cash surrender value on life insurance	31,018	31,018	29,782	29,782

Level 3 inputs
Loans, net	$1,440,368	$1,436,292	$1,238,147	$1,242,867

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$509,091	$509,091	$356,618	$356,618
Checking plus interest	446,243	446,243	302,227	302,227
Money market	292,974	292,974	262,050	262,050
Savings	177,524	177,524	143,322	143,322
Club	392	392	387	387
Certificates of deposit, $100,000 or more	129,623	131,271	127,600	128,167
Other time	144,858	146,137	149,130	149,209
Securities sold under retail repurchase agreement	1,050	1,050	1,226	1,226
Advances from FHLB - long-term	—	—	15,000	15,040
Subordinated debt	24,429	25,745	—	—

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

The following table provides information on commitments outstanding as of December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Commitments to extend credit	$248,607	$211,652
Letters of credit	7,944	7,691
Total	$256,551	$219,343

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

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2020	2019
Assets
Cash	$16,653	$7,522
Investment in subsidiaries	201,462	183,183
Other assets	3,204	2,483
Total assets	$221,319	$193,188

Liabilities
Accrued interest payable	$482	$—
Other liabilities	1,389	386
Long-term debt	24,429	—
Total liabilities	26,300	386

Stockholders’ equity
Common stock	118	125
Additional paid in capital	52,167	61,045
Retained earnings	141,205	131,425
Accumulated other comprehensive income	1,529	207
Total stockholders’ equity	195,019	192,802

Total liabilities and stockholders’ equity	$221,319	$193,188

Condensed Statements of Income

For the Years Ended December 31,

(Dollars in thousands)	2020	2019
Income
Management and other fees from subsidiaries	$—	$498
Gain on company owned life insurance	152	4
Other operating income	—	62
Total income	152	564

Expenses
Interest expense	522	22
Salaries and employee benefits	349	111
Legal and professional fees	600	658
Other operating expenses	251	274
Total expenses	1,722	1,065

(Loss) before income tax (benefit) and equity in
undistributed net income of subsidiaries	(1,570)	(501)
Income tax (benefit)	(343)	(131)
(Loss) before equity in undistributed net income of subsidiaries	(1,227)	(370)

Equity in undistributed net income of subsidiaries	16,957	16,568
Net income	$15,730	$16,198

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$15,730	$16,198
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(16,957)	(16,568)
Amortization of debt issuance costs	40	—
Stock-based compensation expense	263	149
Company owned life insurance income	(152)	—
Net (increase) in other assets	(250)	(1,093)
Net increase (decrease) in other liabilities	1,485	(6,109)
Net cash provided by (used in) operating activities	159	(7,423)

Cash flows from investing activities:
Purchase of company owned life insurance	(319)	(139)
Transfer to subsidiary	—	(571)
Net cash (used in) investing activities	(319)	(710)

Cash flows from financing activities:
Increase in short-term borrowings	—	(1,041)
Proceeds from the issuance of subordinated debt, net of issuance costs	24,389	—
Common stock dividends paid	(5,950)	(5,347)
Retirement of common stock	(9,112)	(4,452)
Exercise of stock options	3	—
Repurchase of shares for tax withholding on exercised options
and vested restricted stock	(39)	(88)
Net cash provided by (used in) financing activities	9,291	(10,928)

Net increase (decrease) in cash and cash equivalents	9,131	(19,061)
Cash and cash equivalents at beginning of year	7,522	26,583
Cash and cash equivalents at end of year	$16,653	$7,522

Supplemental cash flow information:
Transfer of building, available for sale securities and other assets to banking subsidiary	$—	$5,032

NOTE 24. REVENUE RECOGNITION

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

The following presents noninterest income from continued operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,839	$3,910
Trust and investment fee income	1,558	1,522
Interchange income	3,006	2,678
Other noninterest income	1,803	1,354
Noninterest Income (in-scope of Topic 606)	9,206	9,464
Noninterest Income (out-of-scope of Topic 606)	1,543	556
Total Noninterest Income	$10,749	$10,020

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

The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

NOTE 25. SUBSEQUENT EVENTS

Pending Acquisition

On March 3, 2021, the Company and Severn Bancorp, Inc. (“Severn”) entered into a definitive agreement for the Company to acquire the Maryland-based Severn.

This transaction will create the third largest community bank headquartered in Maryland. The primary reasons for the Company to acquire Severn was to access and deploy excess capital and deposits into a high growth market, while also enhancing scale to drive efficiency and profitability. Additionally, this transaction will create a competitive position in the Columbia/Baltimore/Towson MSA, while filling in our current market footprint.

Under the terms of the agreement, Severn shareholders will receive 0.6207 shares of Shore common stock and $1.59 in cash for each share of Severn common stock. Upon closing, Shore shareholders will own approximately 59.6% of the combined Company and Severn will own approximately 40.4% of the combined Company. The transaction is still subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from Shore and Severn shareholders. The transaction is expected to close in the third quarter of 2021.

As of December 31, 2020, Severn had more than $950 million in assets and operated 7 full-service community banking offices throughout Anne Arundel County, Maryland.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2020 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2020. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of Part II of this annual report.

Item 9B.      Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to: W. David Morse, Secretary, Shore Bancshares, Inc., 18 East Dover Street, Easton, Maryland 21601 or (410) 763-7800.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders:

●	Election of Directors (Proposal 1);
●	Continuing Directors;
●	Executive Officers;
●	Qualifications of Director Nominees and Continuing Directors;
●	Delinquent Section 16(a) Reports;
●	Corporate Governance Matters (under the heading, “Board Committees”); and
●	New Employee Stock Purchase Plan (Proposal 4).

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders:

●	Executive Compensation
●	Director Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of the Stockholders entitled “Beneficial Ownership of Common Stock.” Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Income — Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows — Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

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

3.2	Amended and Restated By-Laws (filed herewith)

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 13, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010)

10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.2	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.3	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.4	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

10.5	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

10.6	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016)

10.7	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 13, 2020).

10.8	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2020).

10.9	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 1, 2017)

10.10	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2018)

10.11	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2018)

10.12	Shore Bancshares Announces Stock Repurchase Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 24, 2019).
10.13	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).

10.14	Supplemental Executive Retirement Plan for Edward C. Allen (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 25, 2019).

10.15	Supplemental Executive Retirement Plan for Donna J. Stevens (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).

10.16	2019 Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2020).

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	The cover page of Shore Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date: March 26, 2021	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Blenda W. Armistead	/s/ Frank E. Mason, III
Blenda W. Armistead, Director	Frank E. Mason, III, Director
March 26, 2021	March 26, 2021

/s/ Clyde V. Kelly, III	/s/ James A. Judge
Clyde V. Kelly, III, Director	James A. Judge, Director
March 26, 2021	March 26, 2021

/s/ William E. Esham, III	/s/ Jeffery E. Thompson
William E. Esham, III, Director	Jeffery E. Thompson, Director
March 26, 2021	March 26, 2021

/s/ David J. Bates	/s/ Lloyd L. Beatty, Jr.
David J. Bates, Director	Lloyd L. Beatty, Jr
March 26, 2021	Director, President, and Chief Executive Officer
(Principal Executive Officer)
/s/ David W. Moore	March 26, 2021
David W. Moore, Director
March 26, 2021	/s/ R. Michael Clemmer, Jr.
R. Michael Clemmer, Jr., Director
/s/ Dawn M. Willey Dawn M. Willey, Director March 26, 2021 /s/ Edward C. Allen	March 26, 2021
Edward C. Allen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 26, 2021