Form 10-Q
period 2021-03-31
SHORE BANCSHARES INC
filed 2021-05-14
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2021 was 11,751,859.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS	(Unaudited)
Cash and due from banks	$14,553	$16,666
Interest-bearing deposits with other banks	212,533	170,251
Cash and cash equivalents	227,086	186,917
Investment securities:
Available-for-sale, at fair value	124,103	139,568
Held to maturity, at amortized cost - fair value of $125,076 (2021) and $65,828 (2020)	125,929	65,706
Equity securities, at fair value	1,382	1,395
Restricted securities	3,189	3,626

Loans	1,461,522	1,454,256
Less: allowance for credit losses	(14,313)	(13,888)
Loans, net	1,447,209	1,440,368

Premises and equipment, net	25,308	24,924
Goodwill	17,518	17,518
Other intangible assets, net	1,593	1,719
Other real estate owned, net	205	—
Right-of-use assets	7,229	4,795
Other assets	58,880	46,779
TOTAL ASSETS	$2,039,631	$1,933,315

LIABILITIES
Deposits:
Noninterest-bearing	$533,823	$509,091
Interest-bearing	1,266,813	1,191,614
Total deposits	1,800,636	1,700,705

Securities sold under retail repurchase agreements	3,501	1,050
Subordinated debt	24,460	24,429
Total borrowings	27,961	25,479

Lease liabilities	7,329	4,874
Other liabilities	7,601	7,238
TOTAL LIABILITIES	1,843,527	1,738,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 11,751,859 (2021) and 11,783,380 (2020)	118	118
Additional paid in capital	51,445	52,167
Retained earnings	143,794	141,205
Accumulated other comprehensive income	747	1,529
TOTAL STOCKHOLDERS' EQUITY	196,104	195,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,039,631	$1,933,315

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
INTEREST INCOME
Interest and fees on loans	$14,366	$13,795
Interest and dividends on investment securities:
Taxable	931	719
Interest on deposits with other banks	47	172
Total interest income	15,344	14,686

INTEREST EXPENSE
Interest on deposits	1,184	2,059
Interest on short-term borrowings	1	2
Interest on long-term borrowings	359	107
Total interest expense	1,544	2,168

NET INTEREST INCOME	13,800	12,518
Provision for credit losses	425	350

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	13,375	12,168

NONINTEREST INCOME
Service charges on deposit accounts	674	866
Trust and investment fee income	407	375
Other noninterest income	1,476	1,111
Total noninterest income	2,557	2,352

NONINTEREST EXPENSE
Salaries and wages	4,142	4,296
Employee benefits	1,844	1,722
Occupancy expense	814	698
Furniture and equipment expense	307	317
Data processing	1,127	1,044
Directors' fees	149	141
Amortization of other intangible assets	126	144
FDIC insurance premium expense	185	91
Other real estate owned expenses, net	1	18
Legal and professional fees	516	634
Other noninterest expenses	1,288	1,244
Total noninterest expense	10,499	10,349

Income before income taxes	5,433	4,171
Income tax expense	1,435	1,053

NET INCOME	$3,998	$3,118
Earnings per common share - Basic and diluted
Basic and diluted net income per common share	$0.34	$0.25
Net income	$0.34	$0.25

Dividends paid per common share	$0.12	$0.12

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income	$3,998	$3,118

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(1,075)	1,714
Tax effect	293	(468)

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	8
Tax effect	—	(3)
Total other comprehensive (loss) income	(782)	1,251
Comprehensive income	$3,216	$4,369

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three months Ended March 31, 2021 and 2020

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2021	$118	$52,167	$141,205	$1,529	$195,019

Net income	—	—	3,998	—	3,998

Other comprehensive (loss)	—	—	—	(782)	(782)

Retirement of common stock	—	(819)	—	—	(819)

Stock-based compensation	—	97	—	—	97

Cash dividends declared	—	—	(1,409)	—	(1,409)

Balances, March 31, 2021	$118	$51,445	$143,794	$747	$196,104

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net Income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Three Months Ended
	March 31,
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,998	$3,118
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(80)	(110)
Provision for credit losses	425	350
Depreciation and amortization	628	620
Net amortization of securities	307	111
Amortization of debt issuance costs	31	—
Stock-based compensation expense	97	61
Deferred income tax (benefit)	(485)	(108)
Losses on sales and valuation adjustments on other real estate owned	—	18
Fair value adjustment on equity securities	18	(1)
Bank owned life insurance income	(253)	(257)
Net changes in:
Accrued interest receivable	607	(215)
Other assets	(1,638)	397
Accrued interest payable	(385)	—
Other liabilities	626	479
Net cash provided by operating activities	3,896	4,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	14,173	20,021
Proceeds from maturities and principal payments of investment securities held to maturity	1,093	105
Purchases of securities held to maturity	(61,406)	—
Purchases of equity securities	(5)	(7)
Net change in loans	(7,416)	(28,739)
Purchases of premises and equipment	(711)	(1,397)
Proceeds from sales of other real estate owned	—	18
Net redemption (purchase) of restricted securities	437	(73)
Purchases of bank owned life insurance	(10,071)	—
Net cash (used in) investing activities	(63,906)	(10,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	24,732	(1,564)
Interest-bearing deposits	75,224	9,055
Short-term borrowings	2,451	936
Common stock dividends paid	(1,409)	(1,499)
Retirement of common stock	(819)	—
Repurchase of shares for tax withholding on exercised options and vested restricted stock	—	(39)
Net cash provided by financing activities	100,179	6,889
Net increase in cash and cash equivalents	40,169	1,280
Cash and cash equivalents at beginning of period	186,917	94,971
Cash and cash equivalents at end of period	$227,086	$96,251

Supplemental cash flows information:
Interest paid	$1,924	$2,199
Income taxes paid	$7	$77
Lease liabilities arising from right-of-use assets	$2,577	$419
Unrealized (loss) gain on securities available for sale	$(1,075)	$1,714
Transfers from loans to other real estate owned	$205	$—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$—	$8

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiary with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2021, the consolidated results of income and comprehensive income for the three months ended March 31, 2021 and 2020, changes in stockholders’ equity for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2020 were derived from the 2020 audited financial statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2020. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiary, Shore United Bank (the “Bank”).

Risks and Uncertainties

Since the novel coronavirus ("COVID-19") was declared a pandemic in March 2020, COVID-19 has significantly affected our communities, customers, and operations.  COVID-19 continues to have a significant impact in 2021, however, the  extent of its effects are dependent upon multiple factors, such as the extent of distribution and efficacy of vaccines, COVID-19 variants, pandemic-related restrictions, and government response, among others.  As a result, the ultimate effects of COVID-19 over the longer term cannot be reasonably estimated at this time.  Risks and uncertainties arising from the pandemic remain, primarily concerning the ability of customers to fulfill their financial obligations to the Company as well as potential operational disruptions and the ability of the Company to generate demand for its products and services. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods.

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

ASU No. 2020-04 – In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 28 loans or 7.9% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

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

Recently Adopted Accounting Developments

ASU No. 2019-12 – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. The amendments were effective in the first quarter of 2021 for the Company and there was no material impact on the Company’s Consolidated Financial Statements.

ASU No. 2020-01 – In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. The amendments were effective in the first quarter of 2021 for the Company and there was no material impact on the Company’s Consolidated Financial Statements.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Net Income	$3,998	$3,118
Weighted average shares outstanding - Basic	11,745	12,513
Dilutive effect of common stock equivalents-options	2	5
Weighted average shares outstanding - Diluted	11,747	12,518

Earnings per common share - Basic and Diluted	$0.34	$0.25

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020.

Note 3 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2021
U.S. Government agencies	$18,583	$4	$438	$18,149
Mortgage-backed	104,492	2,031	569	105,954
Total	$123,075	$2,035	$1,007	$124,103

December 31, 2020
U.S. Government agencies	$23,600	$20	$83	$23,537
Mortgage-backed	113,865	2,234	68	116,031
Total	$137,465	$2,254	$151	$139,568

No available for sale securities were sold during the three months ended March 31, 2021 and 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
March 31, 2021
U.S. Government agencies	$38,409	$12	$423	$37,998
Mortgage-backed	68,067	74	700	67,441
States and political subdivisions	400	1	—	401
Other debt securities	19,053	226	43	19,236
Total	$125,929	$313	$1,166	$125,076

December 31, 2020
U.S. Government agencies	$18,893	$38	$43	$18,888
Mortgage-backed	27,347	7	18	27,336
States and political subdivisions	400	1	—	401
Other debt securities	19,066	139	2	19,203
Total	$65,706	$185	$63	$65,828

Equity securities with an aggregate fair value of $1.4 million at March 31, 2021 and $1.4 million at December 31, 2020 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(18) thousand for the three months ended March 31, 2021 and $1 thousand for the three months ended March 31, 2020, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
Available-for-sale securities:
U.S. Government agencies	$17,564	$436	$223	$2	$17,787	$438
Mortgage-backed	49,427	569	—	—	49,427	569
Total	$66,991	$1,005	$223	$2	$67,214	$1,007

Held-to-maturity securities:
U.S. Government agencies	$22,082	$423	$—	$—	$22,082	$423
Mortgage-backed	49,863	700	—	—	49,863	700
Other debt securities	4,457	43	—	—	4,457	43
Total	$76,402	$1,166	$—	$—	$76,402	$1,166

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Available-for-sale securities:
U.S. Government agencies	$14,919	$82	$236	$1	$15,155	$83
Mortgage-backed	11,869	68	—	—	11,869	68
Total	$26,788	$150	$236	$1	$27,024	$151

Held-to-maturity securities:
U.S. Government agencies	$6,646	$43	$—	$—	$6,646	$43
Mortgage-backed	5,093	18	—	—	5,093	18
Other debt securities	498	2	—	—	498	2
Total	$12,237	$63	$—	$—	$12,237	$63

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary.

There were eighteen available-for-sale securities and nineteen held-to-maturity securities in an unrealized loss position at March 31, 2021.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2021.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,174	1,214	7,919	7,968
Due after five years through ten years	57,863	59,015	37,492	37,403
Due after ten years	64,038	63,874	80,518	79,705
Total	$123,075	$124,103	$125,929	$125,076

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Worcester County, Baltimore County and

Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Construction	$115,971	$106,760
Residential real estate	449,651	443,542
Commercial real estate	641,155	661,232
Commercial	218,923	211,256
Consumer	35,822	31,466
Total loans	1,461,522	1,454,256
Allowance for credit losses	(14,313)	(13,888)
Total loans, net	$1,447,209	$1,440,368

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred fees, net of costs, of $751 thousand and discounts on acquired loans of $677 thousand at March 31, 2021. Loans included deferred costs, net of deferred fees, of $622 thousand and discounts on acquired loans of $754 thousand at December 31, 2020. At March 31, 2021 and December 31, 2020, included in total loans were $44.6 million and $52.3 million in loans, respectively, acquired as part of the NWBI branch acquisition in 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

In 2020, the Company began its participation in the Paycheck Protection Program (PPP). The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020, and was later expanded by the Paycheck Protection Program and Health Care Enhancement Act of April 2020. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of March 31, 2021, the Company held PPP loans with a total outstanding balance of $129.1 million, which is included in the commercial loan segment in the table above. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income. The Company has continued to participate in the newest round of the PPP during the first quarter of 2021.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2021 and December 31, 2020.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
March 31, 2021
Loans individually evaluated for impairment	$329	$5,281	$6,638	$248	$28	$12,524
Loans collectively evaluated for impairment	115,642	444,370	634,517	218,675	35,794	1,448,998
Total loans	$115,971	$449,651	$641,155	$218,923	$35,822	$1,461,522

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$95	$—	$—	$—	$95
Loans collectively evaluated for impairment	2,796	3,604	5,097	2,000	721	14,218
Total allowance	$2,796	$3,699	$5,097	$2,000	$721	$14,313

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2020
Loans individually evaluated for impairment	$331	$5,722	$6,917	$258	$28	$13,256
Loans collectively evaluated for impairment	106,429	437,820	654,315	210,998	31,438	1,441,000
Total loans	$106,760	$443,542	$661,232	$211,256	$31,466	$1,454,256

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$135	$78	$—	$—	$213
Loans collectively evaluated for impairment	2,022	3,564	5,348	2,089	652	13,675
Total allowance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2021 and December 31, 2020. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Interest
	principal	with no	with an	Related	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
March 31, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$—
Residential real estate	1,309	1,222	—	—	1,411	—
Commercial real estate	4,085	3,085	—	—	3,012	—
Commercial	396	248	—	—	251	—
Consumer	28	28	—	—	28	—
Total	$6,115	$4,880	$—	$—	$4,999	$—

Impaired accruing TDRs:
Construction	$32	$32	$—	$—	$33	$—
Residential real estate	3,381	2,250	1,131	95	3,530	40
Commercial real estate	3,043	3,043	—	—	3,065	23
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$6,456	$5,325	$1,131	$95	$6,628	$63

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	678	678	—	—	853	5
Commercial real estate	510	510	—	—	510	1
Commercial	—	—	—	—	50	—
Consumer	—	—	—	—	—	—
Total	$1,188	$1,188	$—	$—	$1,413	$6

Total impaired loans:
Construction	$329	$329	$—	$—	$330	$—
Residential real estate	5,368	4,150	1,131	95	5,794	45
Commercial real estate	7,638	6,638	—	—	6,587	24
Commercial	396	248	—	—	301	—
Consumer	28	28	—	—	28	—
Total	$13,759	$11,393	$1,131	$95	$13,040	$69

		Recorded	Recorded		March 31, 2020
	Unpaid	investment	investment		Quarter-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2020
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$99	$—
Residential real estate	1,665	1,585	—	—	2,871	—
Commercial real estate	4,288	3,220	67	67	7,352	—
Commercial	401	258	—	—	382	—
Consumer	28	28	—	—	—	—
Total	$6,679	$5,388	$67	$67	$10,704	$—

Impaired accruing TDRs:
Construction	$34	$34	$—	$—	$39	$1
Residential real estate	3,845	2,617	1,228	135	4,023	38
Commercial real estate	3,118	2,479	639	11	3,406	24
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$6,997	$5,130	$1,867	$146	$7,468	$63

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	292	292	—	—	—	—
Commercial real estate	512	512	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$804	$804	$—	$—	$—	$—

Total impaired loans:
Construction	$331	$331	$—	$—	$138	$1
Residential real estate	5,802	4,494	1,228	135	6,894	38
Commercial real estate	7,918	6,211	706	78	10,758	24
Commercial	401	258	—	—	382	—
Consumer	28	28	—	—	—	—
Total	$14,480	$11,322	$1,934	$213	$18,172	$63

The following tables provide a roll-forward for TDRs as of March 31, 2021 and March 31, 2020.

	1/1/2021						3/31/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2021
Accruing TDRs
Construction	$34	$—	$(2)	$—	$—	$—	$32	$—
Residential real estate	3,845	—	(29)	—	—	(435)	3,381	95
Commercial real estate	3,118	—	(75)	—	—	—	3,043	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(106)	$—	$—	$(435)	$6,456	$95

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(10)	—	—	—	248	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(10)	$—	$—	$—	$248	$—

Total	$7,255	$—	$(116)	$—	$—	$(435)	$6,704	$95

	1/1/2020						3/31/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2020
Accruing TDRs
Construction	$41	$—	$(3)	$—	$—	$—	$38	$—
Residential real estate	4,041	—	(28)	—	—	—	4,013	174
Commercial real estate	3,419	—	(26)	—	—	—	3,393	18
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(57)	$—	$—	$—	$7,444	$192

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(26)	—	—	—	1,367	94
Commercial real estate	—	1,506	(344)	—	—	—	1,162	—
Commercial	299	—	(10)	—	—	—	289	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(380)	$—	$—	$—	$2,818	$94

Total	$9,193	$1,506	$(437)	$—	$—	$—	$10,262	$286

There were no loans modified and considered to be TDRs during the three months ended March 31, 2021 and 1 loan modified and considered to be TDR during the three months ended March 31, 2020. The following tables provide information on loans that were modified and considered to be TDRs during the three months ended March 31, 2021 and March 31, 2020.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For three months ended
March 31, 2021
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

For three months ended
March 31, 2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,506	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,506	$—

For the three months ended March 31, 2021, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $16.1 million, or 1.10% of the total portfolio remained on deferral as of March 31, 2021. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of March 31, 2021.  As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

There were no TDRs which subsequently defaulted within 12 months of modification for the three months ended March 31, 2021 and 2020. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At March 31, 2021, there were no nonaccrual loans classified as special mention or doubtful and $4.9 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2020, there were no nonaccrual loans classified as special mention or doubtful and $5.5 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of March 31, 2021 and December 31, 2020.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
March 31, 2021
Construction	$91,439	$22,279	$1,956	$297	$—	$115,971
Residential real estate	409,929	34,871	2,900	1,951	—	449,651
Commercial real estate	490,787	139,634	1,711	9,023	—	641,155
Commercial	193,713	22,251	2,698	261	—	218,923
Consumer	35,587	205	—	30	—	35,822
Total	$1,221,455	$219,240	$9,265	$11,562	$—	$1,461,522

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2020
Construction	$81,926	$22,547	$1,990	$297	$—	$106,760
Residential real estate	401,494	36,759	2,946	2,343	—	443,542
Commercial real estate	514,524	133,892	3,504	9,312	—	661,232
Commercial	182,166	25,870	2,948	272	—	211,256
Consumer	31,221	215	—	30	—	31,466
Total	$1,211,331	$219,283	$11,388	$12,254	$—	$1,454,256

The following tables provide information on the aging of the loan portfolio as of March 31, 2021 and December 31, 2020.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
March 31, 2021
Construction	$115,642	$32	$—	$—	$32	$297	$115,971
Residential real estate	447,208	505	38	678	1,221	1,222	449,651
Commercial real estate	637,197	363	—	510	873	3,085	641,155
Commercial	218,532	143	—	—	143	248	218,923
Consumer	35,779	15	—	—	15	28	35,822
Total	$1,454,358	$1,058	$38	$1,188	$2,284	$4,880	$1,461,522
Percent of total loans	99.5%	0.1%	—%	0.1%	0.2%	0.3%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2020
Construction	$106,463	$—	$—	$—	$—	$297	$106,760
Residential real estate	440,210	517	938	292	1,747	1,585	443,542
Commercial real estate	657,066	367	—	512	879	3,287	661,232
Commercial	210,704	226	68	—	294	258	211,256
Consumer	31,318	119	1	—	120	28	31,466
Total	$1,445,761	$1,229	$1,007	$804	$3,040	$5,455	$1,454,256
Percent of total loans	99.3%	0.1%	0.1%	0.1%	0.3%	0.4%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2021 and March 31, 2020. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(61)	(4)	(65)
Recoveries	5	6	—	52	2	65
Net (charge-offs) recoveries	5	6	—	(9)	(2)	—

Provision	769	(6)	(329)	(80)	71	425
Ending Balance	$2,796	$3,699	$5,097	$2,000	$721	$14,313

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(191)	(271)	(82)	(7)	(551)
Recoveries	3	3	1	63	2	72
Net (charge-offs) recoveries	3	(188)	(270)	(19)	(5)	(479)

Provision	(451)	169	203	353	76	350
Ending Balance	$1,128	$2,482	$3,965	$2,263	$540	$10,378

Foreclosure Proceedings

There were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2021 and December 31, 2020, respectively. There was 1 residential real estate property included in the balance of other real estate owned totaling $205 thousand at March 31, 2021 and $0 at December 31, 2020.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of March 31, 2021 and December 31, 2020.

Note 5 – Leases

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2021		December 31, 2020
Lease liabilities	$7,329		$4,874
Right-of-use assets	$7,229		$4,795
Weighted average remaining lease term	15.47	years	10.49	years
Weighted average discount rate	2.77%		2.89%

	For the Three Months Ended	For the Three Months Ended
Lease cost (in thousands)	March 31, 2021	March 31, 2020
Operating lease cost	$188	$180
Short-term lease cost	—	—
Total lease cost	$188	$180

Cash paid for amounts included in the measurement of lease liabilities	$167	$164

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	March 31, 2021
Nine months ending December 31, 2021	$524
Twelve months ending December 31, 2022	524
Twelve months ending December 31, 2023	760
Twelve months ending December 31, 2024	729
Twelve months ending December 31, 2025	697
Twelve months ending December 31, 2026	561
Thereafter	5,839
Total undiscounted cash flows	$9,634
Discount	2,305
Lease liabilities	$7,329

Note 6 – Goodwill and Other Intangibles

The Company concluded there was no impairment of goodwill during its annual fourth quarter assessment in 2020. Following the fourth quarter evaluation, management evaluated the events and circumstances that could indicate that goodwill may be impaired and concluded that an interim test was not necessary. The Company will continue to monitor the impact of COVID-19 on the Company as well as the financial markets in evaluating the necessity of interim testing during 2021.

The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2021 and December 31, 2020.

March 31, 2021
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(2,361)	$1,593	4.1
Total other intangible assets	$3,954	$—	$(2,361)	$1,593

December 31, 2020
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(2,235)	$1,719	4.7
Total other intangible assets	$3,954	$—	$(2,235)	$1,719

The aggregate amortization expense was $126 thousand for the three months ended March 31, 2021 and $144 thousand for the three months ended March 31, 2020.

At March 31, 2021, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2021	$335
2022	389
2023	317
2024	246
2025	174
2026	102
Thereafter	30
Total amortizing intangible assets	$1,593

Note 7 – Other Assets

The Company had the following other assets at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Accrued interest receivable	$6,009	$6,616
Deferred income taxes	5,221	4,442
Prepaid expenses	1,694	1,472
Cash surrender value on life insurance	41,343	31,018
Income taxes receivable	—	156
Other assets	4,613	3,075
Total	$58,880	$46,779

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$3,834	$3,721
Write-downs of other real estate owned	12	12
Nonaccrual loan interest	258	367
Other	2,702	2,152
Total deferred tax assets	6,806	6,252
Less valuation allowance	(214)	(169)
Deferred tax assets, net of valuation allowance	6,592	6,083
Deferred tax liabilities:
Depreciation	169	177
Acquisition accounting adjustments	631	580
Deferred capital gain on branch sale	185	187
Unrealized gains on available-for-sale securities	273	567
Other	113	130
Total deferred tax liabilities	1,371	1,641
Net deferred tax assets	$5,221	$4,442

Note 8 - Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company plans to use the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.5 million is presented net of unamortized issuance costs of $540 thousand at March 31, 2021.

Note 9 – Other Liabilities

The Company had the following other liabilities at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Accrued interest payable	$261	$647
Deferred compensation liability	3,374	2,905
Income taxes payable	1,765	—
Other liabilities	2,201	3,686
Total	$7,601	$7,238

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 583,831 shares remained available for grant at March 31, 2021.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2021 and 2020.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Stock-based compensation expense	$97	$61
Excess tax benefits related to stock-based compensation	3	7

	March 31,
(Dollars in thousands)	2021		2020
Unrecognized stock-based compensation expense	$329		$257
Weighted average period unrecognized expense is expected to be recognized	0.8	years	1.8	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	24,505	$13.78
Granted	24,583	13.34
Vested	(16,333)	14.09
Forfeited	—	—
Nonvested at end of period	32,755	$13.22

The fair value of restricted stock awards that vested during the first three months of 2021 and 2020 was $230 thousand and $254 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	2,709	$6.64
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding at end of period	2,709	$6.64

Exercisable at end of period	2,709	$6.64

There were no stock options granted during the three months ended March 31, 2021 and March 31, 2020.

At the end of the first quarter of 2021, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $28 thousand based on the $17.02 market value per share of the Company’s common stock at March 31, 2021. Similarly, the aggregate intrinsic value of the options exercisable was $28 thousand at March 31, 2021. At March 31, 2021, the weighted average remaining contract life of options outstanding and exercisable was 1 year.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2020	$1,529	$—	$1,529
Other comprehensive loss	(782)	—	(782)
Balance, March 31, 2021	$747	$—	$747

Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income	1,246	5	1,251
Balances, March 31, 2020	$1,464	$(6)	$1,458

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. No assets were transferred from one hierarchy level to another during the first three months of 2021 or 2020.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Securities available for sale:
U.S. Government agencies	$18,149	$—	$18,149	$—
Mortgage-backed	105,954	—	105,954	—
	124,103	—	124,103	—

Equity	1,382	—	1,382	—
Total	$125,485	$—	$125,485	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Securities available for sale:
U.S. Government agencies	$23,537	$—	$23,537	$—
Mortgage-backed	116,031	—	116,031	—
	139,568	—	139,568	—

Equity	1,395	—	1,395	—
Total	$140,963	$—	$140,963	$—

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2021 and December 31, 2020, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
March 31, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$419	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$205	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 19%	(0%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2020
Nonrecurring measurements:

Impaired loans	$610	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,110	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)

Other real estate owned	$—	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 19%	(19%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for March 31, 2021 and December 31, 2020 were estimated using an exit price notion.

	March 31, 2021		December 31, 2020
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$227,086	$227,086	$186,917	$186,917

Level 2 inputs
Investment securities held to maturity	$125,929	$125,076	$65,706	$65,828
Restricted securities	3,189	3,189	3,626	3,626
Cash surrender value on life insurance	41,343	41,343	31,018	31,018

Level 3 inputs
Loans, net	$1,447,209	$1,447,025	$1,440,368	$1,436,292

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$533,823	$533,823	$509,091	$509,091
Checking plus interest	405,601	405,601	446,243	446,243
Money market	381,461	381,461	292,974	292,974
Savings	202,198	202,198	177,524	177,524
Club	782	782	392	392
Certificates of deposit, $100,000 or more	133,378	135,376	129,623	131,271
Other time	143,393	144,917	144,858	146,137
Securities sold under retail repurchase agreement	3,501	3,501	1,050	1,050
Advances from FHLB - long-term	—	—	—	—
Subordinated debt	24,460	24,869	24,429	25,745

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

The following table provides information on commitments outstanding at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$244,543	$248,607
Letters of credit	7,365	7,944
Total	$251,908	$256,551

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$674	$866
Trust and investment fee income	407	375
Interchange income	869	652
Other noninterest income	305	280
Noninterest Income (in-scope of Topic 606)	2,255	2,173
Noninterest Income (out-of-scope of Topic 606)	302	179
Total Noninterest Income	$2,557	$2,352

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021, and December 31, 2020, the Company did not have any significant contract balances.

Note 15 – Proposed Merger

On March 3, 2021, the Company and Severn Bancorp, Inc. (“Severn”) entered into a definitive agreement for the Company to acquire the Maryland-based Severn.

This transaction will create the third largest community bank headquartered in Maryland. One of the primary reasons for the proposed acquisition of Severn was the ability to access and deploy excess capital and deposits into a high growth market, while also enhancing scale to drive efficiency and profitability. Additionally, this transaction will create a competitive position in the Columbia/Baltimore/Towson MSA, while filling in our current market footprint.

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the Securities and Exchange Commission (“SEC”). For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2020 Form 10-K and other reports as filed with the SEC.

Any forward-looking statement speaks only as of the date of this report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2020 Annual Report.

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank. The Bank operates 22 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Talbot County, Caroline County, Dorchester County and Worcester County in Maryland, Kent County, Delaware and Accomack County, Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank.

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

Small Business Administration’s Paycheck Protection Program

We established our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loans, by the SBA, is granted to the borrower if the borrower uses at least 60% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP do not require any collateral or personal guarantees, as such, these loans are included in the Company’s commercial loans segment. The first round of PPP lending resulted in 1,488 loans for $126.7 million, of which 387 loans have been forgiven for $52.2 million as of March 31, 2021. The second round of PPP lending which began in 2021, resulted in 660 loans for $54.8 million. As of March 31, 2021, the Company had 1,761 PPP loans totaling $129.1 million that were outstanding, inclusive of loans issued during both the first and second rounds of the PPP. This has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor lines of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.

Short-term Modifications for Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing modifications where appropriate, including interest only payments or payment deferrals for clients that could be adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, short-term modifications made to borrowers affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. For the three months ended March 31, 2021, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $16.1 million, or 1.10% of the total portfolio remained on deferral as of March 31, 2021.

				Loans
			Loans Modified	Modified to
	Total Loan	Total Loans	to Interest	Payment	Percentage
	Balance as of	Modified as of	Only Payments	Deferral	of Loans
(Dollars in thousands)	March 31, 2021	March 31, 2021	(6 months or less)	(3 months)	Modified
Hospitality Industry	$115,021	$1,355	$1,355	$-	1.18%
Non-owner occupied Retail Stores	135,787	13,250	13,250	-	9.76
Non-owner occupied Restaurants	11,858	-	-	-	—
Owner-occupied Retail Stores	13,463	-	-	-	—
Owner-occupied Restaurants	8,933	80	80	-	0.90
Oil & Gas Industry	-	-	-	-	—
Other Commercial Loans	782,534	1,060	429	631	0.14
Total Commercial Loans	1,067,596	15,745	15,114	631	1.47

Residential 1-4 family Personal	218,428	-	-	-	—
Residential 1-4 family Rentals	100,770	-	-	-	—
Home Equity Loans	43,695	-	-	-	—
Total Residential Real Estate Loans	362,893	-	-	-	—

Consumer Loans	34,718	306	-	306	0.88
Mortgage Warehouse Loans	-	-	-	-	—
Credit Card, Overdrafts and Other	(3,685)	-	-	-	—
TOTAL LOANS	$1,461,522	$16,051	$15,114	$937	1.10%

Liquidity

We are vigilantly monitoring our liquidity position on an ongoing basis. The Company has several available sources of on and off-balance sheet liquidity. Currently, the Company has not needed to tap into these available liquidity sources due to payment deferrals by customers, funding of PPP loans, or organic loan growth. Additional discussion on our liquidity as of the report date is reflected in the “Liquidity and Capital Resources” section of management’s discussion and analysis.

Share Repurchases

At the present time all share repurchases have been suspended due to the current status of our merger with Severn. Once the merger is consummated, the Company intends to resume its current share buyback program in which $546 thousand remains available. The Board of directors and management will re-evaluate the need for an additional stock repurchase program once the current plan is exhausted or expires.

Dividends and Capital

We currently expect to maintain our quarterly cash dividend based on our strong capital position. At March 31, 2021, the Bank exceeded all the capital requirements to which it was subject, and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2020 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses and goodwill and other intangible assets are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of similar loans based on historical loss experience, and consideration of current economic trends and conditions and other factors, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the 2020 Annual Report describes the methodology used to determine the allowance for credit losses. A discussion of the allowance determination and factors driving changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses and Allowance for Credit Losses sections below.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of March 31, 2021, the Company had only one banking reporting unit.

OVERVIEW

The Company reported net income of $4.0 million for the first quarter of 2021, or diluted income per common share of $0.34, compared to net income of $3.1 million, or diluted income per common share of $0.25, for the first quarter of 2020. For the fourth quarter of 2020, the Company reported net income of $3.9 million, or diluted income per common share of $0.32. When comparing net income for the first quarter of 2021 to the first quarter of 2020, the increase was due to increases in net interest income of $1.3 million and noninterest income of $205 thousand, partially offset by an increase in noninterest expense of $150 thousand. When comparing net income for the first quarter of 2021 to the fourth quarter of 2020, the increase was primarily due to a decrease in the provision for credit losses of $625 thousand, partially offset by a decrease in noninterest income of $490 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $13.8 million for the first quarter of

2021 and $12.6 million for the first quarter of 2020. Tax-equivalent net interest income was $13.8 million for the fourth quarter of 2020. The increase in net interest income when comparing the first quarter of 2021 to the first quarter of 2020, was the result of higher interest and fees on loans and income from investment securities, coupled with a decrease in interest expense. Net interest income remained flat for the first quarter of 2021 when compared to the fourth quarter of 2020 due to less interest income on loans, offset by lower rates paid on interest-bearing deposits. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the first quarter of 2021 was 3.00%, which was a decrease of 48bps when compared to 3.48% for the first quarter of 2020 and a decrease of 8bps when compared to 3.08% for the fourth quarter of 2020. The decline in net interest margin in the first quarter of 2021 when compared to the fourth quarter of 2020 and the first quarter of 2020, was significantly impacted by excess liquidity of approximately $100 million, which has yet to be fully invested. Without this excess liquidity the margin for the first quarter of 2021 would have been 3.17%.

Interest Income

On a tax-equivalent basis, interest income increased $658 thousand, or 4.5%, for the first quarter of 2021 when compared to the first quarter of 2020. The increase was the result of higher interest and fees on loans and income from investment securities. The primary driver for the increase in interest income on loans was the result of higher average volume of loans of $187 million, which included PPP lending. The average balance of investment securities increased $98.4 million, providing $212 thousand of additional income, despite a decrease in the average yield of 59bps.

On a tax-equivalent basis, interest income decreased $148 thousand, or 1.0%, for the first quarter of 2021 when compared to the fourth quarter of 2020. The decrease in interest and fees on loans was primarily due to loan interest recoveries from problem assets experienced in the fourth quarter of 2020, which was absent in the first quarter of 2021, and resulted in a 2bps decline in the average yield on loans.

Interest Expense

Interest expense decreased $624 thousand, or 28.8%, when comparing the first quarter of 2021 to the first quarter of 2020. The decrease in interest expense from the first quarter of 2020 was a result of the decrease in the average rate paid on interest-bearing deposits of 46bps, as well as, the elimination of long-term advances from FHLB which had an average balance of $15 million. These decreases in interest expense, were partially offset by the issuance of subordinated debt in the third quarter of 2020 which added $359 thousand of additional expense for the first quarter of 2021. The average balance of noninterest-bearing deposits increased $165.1 million, or 46.8%, between the comparable quarters.

Interest expense decreased $185 thousand, or 10.7%, when comparing the first quarter of 2021 to the fourth quarter of 2020. The decrease in interest expense on deposits was due to an 8bps decline in the average rate paid on interest-bearing deposits, specifically time deposits that matured and renewed during the first quarter of 2021.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2021 and 2020.

	For Three Months Ended			For Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,450,883	$14,402	4.03%	$1,263,441	$13,831	4.40%
Investment securities:
Taxable	227,816	931	1.63	129,410	719	2.22
Interest-bearing deposits	189,231	47	0.10	57,657	172	1.20
Total earning assets	1,867,930	15,380	3.34%	1,450,508	14,722	4.08%
Cash and due from banks	19,245			17,874
Other assets	103,010			89,154
Allowance for credit losses	(14,234)			(10,545)
Total assets	$1,975,951			$1,546,991

Interest-bearing liabilities
Demand deposits	$438,340	156	0.14%	$284,176	395	0.56%
Money market and savings deposits	510,881	230	0.18	410,252	466	0.46
Certificates of deposit $100,000 or more	130,745	405	1.26	129,408	597	1.85
Other time deposits	144,919	393	1.10	150,645	601	1.60
Interest-bearing deposits	1,224,885	1,184	0.39	974,481	2,059	0.85
Securities sold under retail repurchase agreements and short-term FHLB advances	2,238	1	0.18	1,235	2	0.65
Advances from FHLB - long-term	—	—	—	15,000	107	2.87
Subordinated debt	24,443	359	5.96	—	—	—
Total interest-bearing liabilities	1,251,566	1,544	0.50%	990,716	2,168	0.88%
Noninterest-bearing deposits	517,781			352,681
Other liabilities	10,813			9,262
Stockholders’ equity	195,791			194,332
Total liabilities and stockholders’ equity	$1,975,951			$1,546,991

Net interest spread		$13,836	2.84%		$12,554	3.20%
Net interest margin			3.00%			3.48%

Tax-equivalent adjustment
Loans		$36			$36
Total		$36			$36
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2021 increased $205 thousand, or 8.7%, when compared to the first quarter of 2020. The increase from the first quarter of 2020 was mainly due to additional income from BOLI contracts of $141 thousand and additional bank service fees of $219 thousand, partially offset by a decrease in service charges on deposit accounts of $192 thousand. Noninterest income decreased $490 thousand, or 16.1%, when compared to the fourth quarter of 2020 primarily due to the absence of swap fee income on loans originated during the fourth quarter of 2020 of $350 thousand and a decrease in service charges on deposits accounts of $108 thousand.

Noninterest Expense

Total noninterest expense for the first quarter of 2021 increased $150 thousand, or 1.4%, when compared to the first quarter of 2020 and decreased $57 thousand, or less than 1%, when compared to the fourth quarter of 2020. The increase in noninterest expenses when compared to the first quarter of 2020 was primarily due to higher employee benefits, occupancy expense, data processing fees and FDIC insurance premium expense, partially offset by a decrease in salaries and wages and legal and professional expenses. The decrease in noninterest expense when compared to the fourth quarter of 2020 was primarily related to lower salaries and wages and legal and professional fees, partially offset by higher employee benefit costs. The decrease in salaries and wages were attributed to the deferral of costs associated with originating the second round of PPP loans. The increase in employee benefits was the result of higher medical insurance claims.

Provision for Credit Losses

The provision for credit losses was $425 thousand for the first quarter of 2021, $350 thousand for the first quarter of 2020 and $1.1 million for the fourth quarter of 2020. The ratio of the allowance for credit losses to period-end loans was 0.98% at March 31, 2021. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 1.07% at March 31, 2021, higher than both the 1.04% at December 31, 2020 and the 0.81% at March 31, 2020. The primary drivers of the increased percentage of the allowance to total loans, excluding PPP loans, as compared to March 31, 2020, were elevated qualitative factors within the allowance model related to economic conditions and the COVID-19 pandemic. The allowance percentage, excluding PPP loans, increased only slightly in the first quarter of 2021 as compared to December 31, 2020, reflecting the Company’s ongoing evaluation of the risk of probable losses inherent in the portfolio and the consideration of factors, both positive and negative, which have impacted the portfolio since year end. The decrease in provision for credit losses when compared to the fourth quarter of 2020 was the result of a decline in historical losses and minimal loan growth. The Company reported no net charge offs or recoveries in the first quarter of 2021, compared to net recoveries of $61 thousand for the fourth quarter of 2020 and net charge-offs of $479 thousand for the first quarter of 2020.

Income Taxes

The Company reported income tax expense of $1.4 million for the first quarter of 2021, $1.1 million for the first quarter of 2020 and $1.3 million for the fourth quarter of 2020. Income tax expense increased when compared to the first quarter of 2020 and the fourth quarter of 2020 due to higher pre-tax earnings. The effective tax rate for the first quarter of 2021 was 26.4% and was 25.3% for the fourth quarter of 2020. The effective tax rate for the first quarter of 2020 was 25.2%.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.462 billion at March 31, 2021 and $1.454 billion at December 31, 2020, an increase of $7.3 million, or less than 1%. The increase was primarily due to the origination of 660 round two PPP loans totaling $54.8 million, almost entirely offset by forgiveness of round one PPP loans of $52.2 million. Excluding PPP loans, organic growth for the first three months of 2021 was $4.7 million, which was hampered by an uncharacteristic level of payoffs experienced during the quarter. The loan pipeline remains very strong and is still expected to produce double-digit annualized loan growth for 2021, despite the recent payoffs in the first quarter. Loans included deferred fees, net of deferred costs, of $751 thousand and discounts on acquired loans of $677 thousand at March 31, 2021, compared to deferred costs, net of deferred fees, of $622 thousand and discounts on acquired loans of $754 thousand at December 31, 2020. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $116.0 million, or 7.9% of total loans, at March 31, 2021 and $106.8 million, or 7.3% of total loans, at December 31, 2020. Commercial real estate loans were $641.2 million, or 43.9% of total loans, at March 31, 2021, compared to $661.2 million, or 45.5% of total loans, at December 31, 2020.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2021, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 303.2% of total risk-based capital. At such time, construction, land and land development loans represented 58.0% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 46.4% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $14.3 million at March 31, 2021, $10.4 million at March 31, 2020 and $13.9 million at December 31, 2020. There were no net charge-offs or recoveries for the first quarter of 2021, compared to net charge-offs of $479 thousand for the first quarter of 2020 and net recoveries of $61 thousand for the fourth quarter of 2020. The ratio of annualized net recoveries to average loans was 0% for the first quarter of 2021, compared to annualized net charge-offs of 0.15% for the first quarter of 2020 and (0.02)% for the fourth quarter of 2020.

Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.98% at March 31, 2021, 0.81% at March 31, 2020 and 0.95% at December 31, 2020. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 1.07% at March 31, 2021, higher than both the 0.81% and 1.04% at March 31, 2020 and December 31, 2020, respectively. The increase in the percentage of the allowance to total loans at March 31, 2021, compared to March 31, 2020 and December 31, 2020, was primarily due to elevated qualitative factors within the allowance model primarily related to economic conditions and the COVID-19 pandemic. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2021.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021		2020
		Percentage of net		Percentage of net
		charge-offs		charge-offs
		(annualized) to		(annualized) to
		average loans		average loans
	Net (charge-offs)	outstanding	Net (charge-offs)	outstanding
(Dollars in thousands)	recoveries	during the year	recoveries	during the year
Construction	$5	-%	$3	(0.01)%
Residential real estate	6	-	(188)	0.17
Commercial real estate	—	-	(270)	0.18
Commercial	(9)	-	(19)	0.08
Consumer	(2)	0.01	(5)	0.09
Total	$—	-%	$(479)	0.15%

Average loans outstanding during the period	$1,450,883		$1,263,441
Allowance for credit losses at period end as a percentage of total period end loans (1)		0.98%		0.81%
Allowance for credit losses at period end as a percentage of average loans (2)		0.99%		0.82%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans		293.30%		89.93%
(1)	At March 31, 2021, the loan balances used to calculate the ratio include PPP loans of $129.1 million. Excluding PPP loans, the ratio is 1.07%.
(2)	At March 31, 2021, the loan balances used to calculate the ratio include PPP loans of $131.9 million. Excluding PPP loans, the ratio is 1.09%.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets remained relatively unchanged at March 31, 2021 from the $6.3 million at December 31, 2020. Despite the balance of nonperforming assets being similar for both the first quarter of 2021 and the fourth quarter of 2020, the composition of these assets was in contrast. When comparing nonperforming assets at March 31, 2021 to December 31, 2020, total nonaccrual loans decreased $575 thousand, or 10.5%, and loans 90 days past due and still accruing increased $384 thousand, or 47.8%. Accruing troubled debt restructurings (“TDRs”) decreased $541 thousand, or 7.7%, over the same time period. Other real estate owned properties increased to $205 thousand at March 31, 2021 from $0 at December 31, 2020 and $38 thousand at March 31, 2020. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 0.78% at March 31, 2021 from 0.86% at December 31, 2020.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming assets
Nonaccrual loans	$4,880	$5,455
Total loans 90 days or more past due and still accruing	1,188	804
Other real estate owned	205	—
Total nonperforming assets	$6,273	$6,259

Total accruing TDRs	$6,456	$6,997

As a percent of total loans:
Nonaccrual loans	0.33%	0.38%
Accruing TDRs	0.44%	0.48%
Nonaccrual loans and accruing TDRs	0.78%	0.86%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.43%	0.43%
Nonperforming assets and accruing TDRs	0.87%	0.91%

As a percent of total assets:
Nonaccrual loans	0.24%	0.28%
Nonperforming assets	0.31%	0.32%
Accruing TDRs	0.32%	0.36%
Nonperforming assets and accruing TDRs	0.63%	0.69%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At March 31, 2021, 49.8% of the portfolio of debt securities was classified as available for sale and 50.2% was classified as held to maturity, compared to 68.0% and 32.0% respectively, at December 31, 2020. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $254.6 million at March 31, 2021, a $44.3 million, or 21.1%, increase since December 31, 2020. The increase was primarily due to the purchases of held to maturity securities of $61.4 million, partially offset by proceeds from maturities and sales of available for sale securities of $14.2 million, during 2021. Due to the excess liquidity experienced in 2020 and 2021, the Company strategically purchased short duration available for sale securities and subordinated debt of other banks which earn significantly higher average yields than interest-bearing deposits with other banks. As loan demand begins to strengthen, the Company will redeploy proceeds and excess liquidity to fund loan growth. At March 31, 2021, 85.4% of the securities available for sale were mortgage-backed and 14.6% were U.S. Government agencies, compared to 83.1% and 16.9%, respectively, at year-end 2020. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2021 amounted to $1.80 billion, an increase of $99.9 million, or 5.9%, when compared to the level at December 31, 2020. The increase in total deposits consisted of increases in interest-bearing deposits of $75.2 million and noninterest-bearing deposits of $24.7 million. The growth in interest-bearing deposits was represented by increases in savings and money market accounts of $113.2 million and other time deposits of $2.7 million, partially offset by a decrease in interest-bearing checking accounts of $40.6 million. The significant movement within deposit accounts continues to be impacted by direct government stimulus payments to our customers.

Short-Term Borrowings

Short-term borrowings consisted of securities sold under agreements to repurchase, which increased by $2.5 million, or 233.4%, to $3.5 million at March 31, 2021 when compared to December 31, 2020. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. Other short-term borrowings may consist of overnight borrowing from correspondent banks or advances from the FHLB. Short-term advances are defined as those with original maturities of one year or less. At March 31, 2021 and December 31, 2020, the Company had no outstanding short-term or long-term advances with FHLB.

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

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $40.2 million for the first three months of 2021 compared to an increase of $1.3 million for the first three months of 2020. The increase in cash and cash equivalents in 2021 was mainly due to the significant increase in deposits, the direct result of customer stimulus deposited to and remaining in these accounts as of March 31, 2021. The Company expects these funds to be utilized over the coming months, which may or may not result in a decline in deposit balances. Furthermore, the increase in cash and cash equivalents was the result of the issuance of subordinated notes in the third quarter of 2020, which, net of issuance costs, resulted in $24.5 million in additional liquidity.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other corresponding banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $314.3 million and $316.7 million at March 31, 2021 and December 31, 2020, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $1.1 million to $196.1 million at March 31, 2021 when compared to December 31, 2020 primarily due to the current year’s retained earnings, partially offset by dividends paid during the three months ended March 31, 2021 and the change in fair value of available-for-sale securities recorded in accumulated other comprehensive income.

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

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

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

The phase-in period for the final rules became effective for the Bank on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of March 31, 2021, the Bank’s capital levels remained characterized as “well-capitalized” under the rules.

The following tables present the applicable capital ratios as of March 31, 2021 and December 31, 2020.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2021	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.49%	13.39%	13.39%	14.45%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2020	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.73%	13.21%	13.21%	14.25%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2020 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management believes that there have been no material changes in our market risks, the procedures used to evaluate and mitigate these risks, or our actual and simulated sensitivity positions since  December 31, 2020.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2021.

There was no change in our internal control over financial reporting during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2020 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 24, 2020, the Company announced a stock repurchase program which was approved by the Board and authorized management to repurchase up to $5.0 million of the Company’s common stock. During the first quarter of 2021, the Company repurchased 56,104 shares of its common stock under the repurchase plan. The stock repurchase program is currently suspended due to the recent announcement of our merger with Severn.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2021.

Stock Repurchase Plan $5.0 million (2020-2021)			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
January 1, 2021 to January 31, 2021	56,104	$14.69	56,104	$541,973
February 1, 2021 to February 28, 2021	—	—	—	541,973
March 1, 2021 to March 31, 2021	—	—	—	541,973
Total	56,104	$14.69	56,104

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

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2020).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 13, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Inline Interactive Data File

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 14, 2021	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)