Form 10-Q
period 2021-06-30
SHORE BANCSHARES INC
filed 2021-08-13
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2021 was 11,752,990.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS	(Unaudited)
Cash and due from banks	$18,275	$16,666
Interest-bearing deposits with other banks	218,913	170,251
Cash and cash equivalents	237,188	186,917
Investment securities:
Available-for-sale, at fair value	113,957	139,568
Held to maturity, at amortized cost - fair value of $197,991 (2021) and $65,828 (2020)	198,884	65,706
Equity securities, at fair value	1,384	1,395
Restricted securities	3,189	3,626

Loans	1,472,429	1,454,256
Less: allowance for credit losses	(15,088)	(13,888)
Loans, net	1,457,341	1,440,368

Premises and equipment, net	25,313	24,924
Goodwill	17,518	17,518
Other intangible assets, net	1,473	1,719
Other real estate owned, net	203	—
Right-of-use assets	5,616	4,795
Other assets	58,194	46,779
TOTAL ASSETS	$2,120,260	$1,933,315

LIABILITIES
Deposits:
Noninterest-bearing	$538,009	$509,091
Interest-bearing	1,342,573	1,191,614
Total deposits	1,880,582	1,700,705

Securities sold under retail repurchase agreements	2,907	1,050
Subordinated debt	24,490	24,429
Total borrowings	27,397	25,479

Lease liabilities	5,757	4,874
Other liabilities	7,842	7,238
TOTAL LIABILITIES	1,921,578	1,738,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 11,751,859 (2021) and 11,783,380 (2020)	118	118
Additional paid in capital	51,544	52,167
Retained earnings	146,414	141,205
Accumulated other comprehensive income	606	1,529
TOTAL STOCKHOLDERS' EQUITY	198,682	195,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,120,260	$1,933,315

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$14,381	$13,945	$28,747	$27,740
Interest and dividends on investment securities:
Taxable	1,095	638	2,025	1,357
Interest on deposits with other banks	55	11	102	183
Total interest income	15,531	14,594	30,874	29,280

INTEREST EXPENSE
Interest on deposits	1,056	1,556	2,240	3,615
Interest on short-term borrowings	2	1	3	3
Interest on long-term borrowings	370	6	729	113
Total interest expense	1,428	1,563	2,972	3,731

NET INTEREST INCOME	14,103	13,031	27,902	25,549
Provision for credit losses	650	1,000	1,075	1,350

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	13,453	12,031	26,827	24,199

NONINTEREST INCOME
Service charges on deposit accounts	683	544	1,357	1,410
Trust and investment fee income	475	363	882	738
Gains on sales and calls of investment securities	—	347	—	347
Other noninterest income	1,745	1,515	3,221	2,626
Total noninterest income	2,903	2,769	5,460	5,121

NONINTEREST EXPENSE
Salaries and wages	4,262	2,130	8,404	6,426
Employee benefits	1,493	1,535	3,337	3,257
Occupancy expense	770	702	1,584	1,400
Furniture and equipment expense	412	247	719	564
Data processing	1,217	1,037	2,344	2,081
Directors' fees	154	113	303	254
Amortization of other intangible assets	120	138	246	282
FDIC insurance premium expense	223	124	408	215
Other real estate owned expenses, net	1	—	2	18
Legal and professional fees	648	553	1,164	1,187
Merger-related expenses	377	—	377	—
Other noninterest expenses	1,199	1,084	2,486	2,328
Total noninterest expense	10,876	7,663	21,374	18,012

Income before income taxes	5,480	7,137	10,913	11,308
Income tax expense	1,449	1,802	2,884	2,855

NET INCOME	$4,031	$5,335	$8,029	$8,453

Earnings per common share - Basic and diluted	$0.34	$0.43	$0.68	$0.68

Dividends paid per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income	$4,031	$5,335	$8,029	$8,453

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(194)	1,093	(1,269)	2,807
Tax effect	53	(292)	346	(760)

Reclassification of (gains) recognized in net income	—	(347)	—	(347)
Tax effect	—	88	—	88

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	4	—	12
Tax effect	—	—	—	(3)
Total other comprehensive (loss) income	(141)	546	(923)	1,797
Comprehensive income	$3,890	$5,881	$7,106	$10,250

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six months Ended June 30, 2021 and 2020

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2021	$118	$52,167	$141,205	$1,529	$195,019

Net income	—	—	3,998	—	3,998

Other comprehensive (loss)	—	—	—	(782)	(782)

Retirement of common stock	—	(819)	—	—	(819)

Stock-based compensation	—	97	—	—	97

Cash dividends declared	—	—	(1,409)	—	(1,409)

Balances, March 31, 2021	$118	$51,445	$143,794	$747	$196,104

Net Income	—	—	4,031	—	4,031

Other comprehensive (loss)	—	—	—	(141)	(141)

Stock-based compensation	—	99	—	—	99

Cash dividends declared	—	—	(1,411)	—	(1,411)

Balances, June 30, 2021	$118	$51,544	$146,414	$606	$198,682

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net Income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

Net Income	—	—	5,335	—	5,335

Other comprehensive income	—	—	—	546	546

Stock-based compensation	—	62	—	—	62

Cash dividends declared	—	—	(1,503)	—	(1,503)

Balances, June 30, 2020	$125	$61,129	$136,876	$2,004	$200,134

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Six Months Ended
	June 30,
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,029	$8,453
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(142)	(172)
Provision for credit losses	1,075	1,350
Depreciation and amortization	1,277	1,225
Net amortization of securities	687	203
Amortization of debt issuance costs	61	—
Stock-based compensation expense	196	123
Deferred income tax (benefit)	(578)	(1,598)
(Gains) on sales and calls of securities	—	(347)
Losses on sales and disposals of premises and equipment	—	40
Losses on sales and valuation adjustments on other real estate owned	2	18
Fair value adjustment on equity securities	20	(32)
Bank owned life insurance income	(545)	(647)
Net changes in:
Accrued interest receivable	1,229	(2,712)
Other assets	(1,127)	(455)
Accrued interest payable	(90)	(123)
Other liabilities	446	4,429
Net cash provided by operating activities	10,540	9,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	23,862	26,360
Proceeds from sales and calls of investment securities available for sale	—	13,019
Proceeds from maturities and principal payments of investment securities held to maturity	3,037	105
Purchases of securities held to maturity	(136,422)	(3,021)
Purchases of equity securities	(10)	(14)
Net change in loans	(18,156)	(159,251)
Purchases of premises and equipment	(1,048)	(1,476)
Proceeds from sales of premises and equipment	—	2
Proceeds from sales of other real estate owned	—	18
Net redemption of restricted securities	437	564
Purchases of bank owned life insurance	(10,109)	—
Net cash (used in) investing activities	(138,409)	(123,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	28,918	86,378
Interest-bearing deposits	151,004	77,077
Short-term borrowings	1,857	(162)
Long-term borrowings	—	(15,000)
Common stock dividends paid	(2,820)	(3,002)
Retirement of common stock	(819)	—
Repurchase of shares for tax withholding on exercised options and vested restricted stock	—	(39)
Net cash provided by financing activities	178,140	145,252
Net increase in cash and cash equivalents	50,271	31,313
Cash and cash equivalents at beginning of period	186,917	94,971
Cash and cash equivalents at end of period	$237,188	$126,284

Supplemental cash flows information:
Interest paid	$3,046	$3,914
Income taxes paid	$2,441	$174
Lease liabilities arising from right-of-use assets	$1,132	$419
Unrealized (loss) gain on securities available for sale	$(1,269)	$2,460
Transfers from loans to other real estate owned	$205	$—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$—	$12

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiary with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2021, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2021 and 2020, changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2020 were derived from the 2020 audited financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2020. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

Recent Accounting Standards and Other Authoritative Guidance

ASU No. 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, retained the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general timeline to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized.

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

ASU No. 2020-04 – In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 26 loans or 7.6% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

ASU No. 2021-04 - In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

Recent Accounting Developments

In December 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. The Bank participated in the second round of PPP lending under the CAA, which resulted in 959 PPP loans for approximately $67.3 million. In addition, two hospitality loans remained in the COVID-19 relief program under the CARES Act.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net Income	$4,031	$5,335	$8,029	$8,453
Weighted average shares outstanding - Basic	11,752	12,524	11,749	12,519
Dilutive effect of common stock equivalents-options	2	1	1	2
Weighted average shares outstanding - Diluted	11,754	12,525	11,750	12,521

Earnings per common share - Basic and Diluted	$0.34	$0.43	$0.68	$0.68

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

Note 3 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2021
U.S. Government agencies	$18,574	$5	$592	$17,987
Mortgage-backed	94,549	1,908	487	95,970
Total	$113,123	$1,913	$1,079	$113,957

December 31, 2020
U.S. Government agencies	$23,600	$20	$83	$23,537
Mortgage-backed	113,865	2,234	68	116,031
Total	$137,465	$2,254	$151	$139,568

No available for sale securities were sold during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company sold available for sale securities for proceeds of $13.0 million and recognized gross gains of $347 thousand.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
June 30, 2021
U.S. Government agencies	$63,139	$41	$430	$62,750
Mortgage-backed	116,305	157	869	115,593
States and political subdivisions	400	1	—	401
Other debt securities	19,040	222	15	19,247
Total	$198,884	$421	$1,314	$197,991

December 31, 2020
U.S. Government agencies	$18,893	$38	$43	$18,888
Mortgage-backed	27,347	7	18	27,336
States and political subdivisions	400	1	—	401
Other debt securities	19,066	139	2	19,203
Total	$65,706	$185	$63	$65,828

Equity securities with an aggregate fair value of $1.4 million at June 30, 2021 and December 31, 2020 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(20) thousand for the six months ended June 30, 2021 and $32 thousand for the six months ended June 30, 2020, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
Available-for-sale securities:
U.S. Government agencies	$17,409	$591	$221	$1	$17,630	$592
Mortgage-backed	45,318	487	—	—	45,318	487
Total	$62,727	$1,078	$221	$1	$62,948	$1,079

Held-to-maturity securities:
U.S. Government agencies	$36,696	$430	$—	$—	$36,696	$430
Mortgage-backed	65,359	869	—	—	65,359	869
Other debt securities	3,985	15	—	—	3,985	15
Total	$106,040	$1,314	$—	$—	$106,040	$1,314

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Available-for-sale securities:
U.S. Government agencies	$14,919	$82	$236	$1	$15,155	$83
Mortgage-backed	11,869	68	—	—	11,869	68
Total	$26,788	$150	$236	$1	$27,024	$151

Held-to-maturity securities:
U.S. Government agencies	$6,646	$43	$—	$—	$6,646	$43
Mortgage-backed	5,093	18	—	—	5,093	18
Other debt securities	498	2	—	—	498	2
Total	$12,237	$63	$—	$—	$12,237	$63

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

There were eighteen available-for-sale securities and twenty-four held-to-maturity securities in an unrealized loss position at June 30, 2021.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2021.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$2,529	$2,574
Due after one year through five years	975	1,009	10,381	10,392
Due after five years through ten years	54,955	55,891	57,481	57,456
Due after ten years	57,193	57,057	128,493	127,569
Total	$113,123	$113,957	$198,884	$197,991

The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Talbot County, Queen Anne’s County, Kent County, Caroline County, Dorchester County, Worcester County, Baltimore County and

Howard County in Maryland, Kent County, Delaware and Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Construction	$116,760	$106,760
Residential real estate	449,867	443,542
Commercial real estate	655,252	661,232
Commercial	186,162	211,256
Consumer	64,388	31,466
Total loans	1,472,429	1,454,256
Allowance for credit losses	(15,088)	(13,888)
Total loans, net	$1,457,341	$1,440,368

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Loans included deferred fees, net of costs, of $549 thousand and discounts on acquired loans of $625 thousand at June 30, 2021. Loans included deferred costs, net of deferred fees, of $622 thousand and discounts on acquired loans of $754 thousand at December 31, 2020. At June 30, 2021 and December 31, 2020, included in total loans were $42.5 million and $52.3 million in loans, respectively, acquired as part of the NWBI branch acquisition in 2017. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

In April 2020, the Company began its participation in the Paycheck Protection Program (“PPP”). The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020, and was later expanded by the Paycheck Protection Program and Health Care Enhancement Act of April 2020. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (“SBA”) which may be forgiven upon satisfaction of certain criteria. In December 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. This extension of PPP lending expired on May 31, 2021. Under both the CARES and CAA, the Company funded 2,454 loans for a cumulative balance of $196.0 million. As of June 30, 2021, the Company held PPP loans with a total outstanding balance of $86.8 million, which is included in the commercial loan segment in the table above. The decrease is due to repayment and forgiveness received as of June 30, 2021. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2021 and December 31, 2020.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
June 30, 2021
Loans individually evaluated for impairment	$327	$4,898	$5,575	$237	$—	$11,037
Loans collectively evaluated for impairment	116,433	444,969	649,677	185,925	64,388	1,461,392
Total loans	$116,760	$449,867	$655,252	$186,162	$64,388	$1,472,429

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$90	$—	$—	$—	$90
Loans collectively evaluated for impairment	2,574	3,722	5,600	1,879	1,223	14,998
Total allowance	$2,574	$3,812	$5,600	$1,879	$1,223	$15,088

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2020
Loans individually evaluated for impairment	$331	$5,722	$6,917	$258	$28	$13,256
Loans collectively evaluated for impairment	106,429	437,820	654,315	210,998	31,438	1,441,000
Total loans	$106,760	$443,542	$661,232	$211,256	$31,466	$1,454,256

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$135	$78	$—	$—	$213
Loans collectively evaluated for impairment	2,022	3,564	5,348	2,089	652	13,675
Total allowance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2021 and December 31, 2020. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	investment
June 30, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$297	$—
Residential real estate	1,318	1,239	—	—	1,204	1,307	—
Commercial real estate	2,562	2,174	—	—	2,214	2,613	—
Commercial	391	237	—	—	241	246	—
Consumer	—	—	—	—	9	19	—
Total	$4,568	$3,947	$—	$—	$3,965	$4,482	$—

Impaired accruing TDRs:
Construction	$30	$30	$—	$—	$31	$32	$1
Residential real estate	3,329	2,209	1,120	90	3,354	3,442	89
Commercial real estate	2,979	2,979	—	—	3,005	3,035	46
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$6,338	$5,218	$1,120	$90	$6,390	$6,509	$136

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—	$—
Residential real estate	330	330	—	—	359	606	7
Commercial real estate	422	422	—	—	479	495	2
Commercial	—	—	—	—	—	25	—
Consumer	—	—	—	—	—	—	—
Total	$752	$752	$—	$—	$838	$1,126	$9

Total impaired loans:
Construction	$327	$327	$—	$—	$328	$329	$1
Residential real estate	4,977	3,778	1,120	90	4,917	5,355	96
Commercial real estate	5,963	5,575	—	—	5,698	6,143	48
Commercial	391	237	—	—	241	271	—
Consumer	—	—	—	—	9	19	—
Total	$11,658	$9,917	$1,120	$90	$11,193	$12,117	$145

		Recorded	Recorded		June 30, 2020
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2020
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$198	$—
Residential real estate	1,665	1,585	—	—	3,555	3,213	—
Commercial real estate	4,288	3,220	67	67	6,853	7,103	—
Commercial	401	258	—	—	551	466	—
Consumer	28	28	—	—	—	—	—
Total	$6,679	$5,388	$67	$67	$11,256	$10,980	$—

Impaired accruing TDRs:
Construction	$34	$34	$—	$—	$38	$38	$1
Residential real estate	3,845	2,617	1,228	135	3,912	3,967	79
Commercial real estate	3,118	2,479	639	11	3,373	3,390	47
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$6,997	$5,130	$1,867	$146	$7,323	$7,395	$127

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$49	$—
Residential real estate	292	292	—	—	179	394	1
Commercial real estate	512	512	—	—	1,053	867	3
Commercial	—	—	—	—	6	5	—
Consumer	—	—	—	—	16	9	—
Total	$804	$804	$—	$—	$1,254	$1,324	$4

Total impaired loans:
Construction	$331	$331	$—	$—	$335	$285	$1
Residential real estate	5,802	4,494	1,228	135	7,646	7,574	80
Commercial real estate	7,918	6,211	706	78	11,279	11,360	50
Commercial	401	258	—	—	557	471	—
Consumer	28	28	—	—	16	9	—
Total	$14,480	$11,322	$1,934	$213	$19,833	$19,699	$131

The following tables provide a roll-forward for TDRs as of June 30, 2021 and June 30, 2020.

	1/1/2021						6/30/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2021
Accruing TDRs
Construction	$34	$—	$(4)	$—	$—	$—	$30	$—
Residential real estate	3,845	—	(57)	—	—	(459)	3,329	90
Commercial real estate	3,118	—	(139)	—	—	—	2,979	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(200)	$—	$—	$(459)	$6,338	$90

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(21)	—	—	—	237	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(21)	$—	$—	$—	$237	$—

Total	$7,255	$—	$(221)	$—	$—	$(459)	$6,575	$90

	1/1/2020						6/30/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For six months ended
June 30, 2020
Accruing TDRs
Construction	$41	$—	$(3)	$—	$—	$—	$38	$—
Residential real estate	4,041	—	(53)	—	—	(83)	3,905	190
Commercial real estate	3,419	—	(50)	—	—	—	3,369	14
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(106)	$—	$—	$(83)	$7,312	$204

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(51)	—	—	—	1,342	75
Commercial real estate	—	1,506	(373)	—	—	—	1,133	—
Commercial	299	—	(19)	—	—	—	280	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(443)	$—	$—	$—	$2,755	$75

Total	$9,193	$1,506	$(549)	$—	$—	$(83)	$10,067	$279

There were no loans modified and considered to be TDRs during the three months ended June 30, 2021 and June 30, 2020. The following tables provide information on loans that were modified and considered to be TDRs during the six months ended June 30, 2021 and June 30, 2020.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For six months ended
June 30, 2021
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

For six months ended
June 30, 2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,506	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,506	$—

Since the beginning of the pandemic and through June 30, 2021, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $9.5 million, or 0.65% of the total portfolio, remained on deferral as of June 30, 2021.  These deferrals were not considered TDRs based on the relief provisions of the CARES Act and CAA or recent interagency regulatory guidance.

There were no TDRs which subsequently defaulted within 12 months of modification for the three and six months ended June 30, 2021 and 2020. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At June 30, 2021, there were no nonaccrual loans classified as special mention or doubtful and $3.9 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2020, there were no nonaccrual loans classified as special mention or doubtful and $5.5 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of June 30, 2021 and December 31, 2020.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
June 30, 2021
Construction	$87,587	$26,923	$1,953	$297	$—	$116,760
Residential real estate	411,746	34,370	2,221	1,530	—	449,867
Commercial real estate	495,840	149,825	2,925	6,662	—	655,252
Commercial	167,089	18,133	689	251	—	186,162
Consumer	64,220	166	—	2	—	64,388
Total	$1,226,482	$229,417	$7,788	$8,742	$—	$1,472,429

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2020
Construction	$81,926	$22,547	$1,990	$297	$—	$106,760
Residential real estate	401,494	36,759	2,946	2,343	—	443,542
Commercial real estate	514,524	133,892	3,504	9,312	—	661,232
Commercial	182,166	25,870	2,948	272	—	211,256
Consumer	31,221	215	—	30	—	31,466
Total	$1,211,331	$219,283	$11,388	$12,254	$—	$1,454,256

The following tables provide information on the aging of the loan portfolio as of June 30, 2021 and December 31, 2020.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
June 30, 2021
Construction	$116,433	$—	$30	$—	$30	$297	$116,760
Residential real estate	447,705	593	—	330	923	1,239	449,867
Commercial real estate	652,484	172	—	422	594	2,174	655,252
Commercial	185,748	36	141	—	177	237	186,162
Consumer	64,262	126	—	—	126	—	64,388
Total	$1,466,632	$927	$171	$752	$1,850	$3,947	$1,472,429
Percent of total loans	99.5%	0.1%	—%	0.1%	0.2%	0.3%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	Total
December 31, 2020
Construction	$106,463	$—	$—	$—	$—	$297	$106,760
Residential real estate	440,210	517	938	292	1,747	1,585	443,542
Commercial real estate	657,066	367	—	512	879	3,287	661,232
Commercial	210,704	226	68	—	294	258	211,256
Consumer	31,318	119	1	—	120	28	31,466
Total	$1,445,761	$1,229	$1,007	$804	$3,040	$5,455	$1,454,256
Percent of total loans	99.3%	0.1%	0.1%	0.1%	0.3%	0.4%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2021 and June 30, 2020. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2021
Allowance for credit losses:
Beginning Balance	$2,796	$3,699	$5,097	$2,000	$721	$14,313

Charge-offs	—	—	—	(46)	—	(46)
Recoveries	5	57	64	44	1	171
Net (charge-offs) recoveries	5	57	64	(2)	1	125

Provision	(227)	56	439	(119)	501	650
Ending Balance	$2,574	$3,812	$5,600	$1,879	$1,223	$15,088

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2020
Allowance for credit losses:
Beginning Balance	$1,128	$2,482	$3,965	$2,263	$540	$10,378

Charge-offs	—	—	(331)	(37)	—	(368)
Recoveries	5	4	—	61	10	80
Net (charge-offs) recoveries	5	4	(331)	24	10	(288)

Provision	364	153	463	68	(48)	1,000
Ending Balance	$1,497	$2,639	$4,097	$2,355	$502	$11,090

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(107)	(4)	(111)
Recoveries	10	63	64	96	3	236
Net (charge-offs) recoveries	10	63	64	(11)	(1)	125

Provision	542	50	110	(199)	572	1,075
Ending Balance	$2,574	$3,812	$5,600	$1,879	$1,223	$15,088

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(191)	(601)	(119)	(7)	(918)
Recoveries	8	7	—	124	12	151
Net (charge-offs) recoveries	8	(184)	(601)	5	5	(767)

Provision	(87)	322	666	421	28	1,350
Ending Balance	$1,497	$2,639	$4,097	$2,355	$502	$11,090

Foreclosure Proceedings

There were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2021 and December 31, 2020, respectively. There was 1 residential real estate property included in the balance of other real estate owned totaling $203 thousand at June 30, 2021 and $0 at December 31, 2020.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of June 30, 2021 and December 31, 2020.

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

During the second quarter of 2021, one of the Company’s long-term branch leases was reassessed by management and it was determined that it was not reasonably certain that the options to renew would be exercised after the initial lease term of 10 years. This resulted in a shorter lease term and a reduction of the lease liability and right-to-use assets as compared to the first quarter of 2021 when the lease was initially placed into service.

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2021		December 31, 2020
Lease liabilities	$5,757		$4,874
Right-of-use assets	$5,616		$4,795
Weighted average remaining lease term	10.08	years	10.49	years
Weighted average discount rate	2.84%		2.89%

	For the Three Months Ended		For the Six Months Ended
Lease cost (in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$208	$177	$395	$358
Short-term lease cost	—	—	—	—
Total lease cost	$208	$177	$395	$358

Cash paid for amounts included in the measurement of lease liabilities	$165	$167	$331	$330

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2021
Six months ending December 31, 2021	$366
Twelve months ending December 31, 2022	742
Twelve months ending December 31, 2023	753
Twelve months ending December 31, 2024	707
Twelve months ending December 31, 2025	620
Twelve months ending December 31, 2026	566
Thereafter	3,308
Total undiscounted cash flows	$7,062
Discount	1,305
Lease liabilities	$5,757

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

The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2021 and December 31, 2020.

June 30, 2021
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(2,481)	$1,473	3.8
Total other intangible assets	$3,954	$—	$(2,481)	$1,473

December 31, 2020
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$(2,235)	$1,719	4.7
Total other intangible assets	$3,954	$—	$(2,235)	$1,719

The aggregate amortization expense was $246 thousand for the six months ended June 30, 2021 and $282 thousand for the six months ended June 30, 2020.

At June 30, 2021, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2021	$216
2022	389
2023	317
2024	246
2025	174
2026	102
Thereafter	29
Total amortizing intangible assets	$1,473

Note 7 – Other Assets

The Company had the following other assets at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Accrued interest receivable	$5,387	$6,616
Deferred income taxes	5,367	4,442
Prepaid expenses	1,535	1,472
Cash surrender value on life insurance	41,672	31,018
Income taxes receivable	—	156
Other assets	4,233	3,075
Total	$58,194	$46,779

The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$4,040	$3,721
Write-downs of other real estate owned	12	12
Nonaccrual loan interest	297	367
Other	2,650	2,152
Total deferred tax assets	6,999	6,252
Less valuation allowance	(271)	(169)
Deferred tax assets, net of valuation allowance	6,728	6,083
Deferred tax liabilities:
Depreciation	166	177
Acquisition accounting adjustments	683	580
Deferred capital gain on branch sale	184	187
Unrealized gains on available-for-sale securities	220	567
Other	108	130
Total deferred tax liabilities	1,361	1,641
Net deferred tax assets	$5,367	$4,442

Note 8 - Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company has and continues to use the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.5 million is presented net of unamortized issuance costs of $510 thousand at June 30, 2021.

Note 9 – Other Liabilities

The Company had the following other liabilities at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Accrued interest payable	$557	$647
Deferred compensation liability	3,669	2,905
Income taxes payable	1,007	—
Other liabilities	2,609	3,686
Total	$7,842	$7,238

Note 10 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 583,831 shares remained available for grant at June 30, 2021.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2021 and 2020.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Stock-based compensation expense	$99	$62	$196	$123
Excess tax benefits related to stock-based compensation	2	7	3	14

	June 30,
(Dollars in thousands)	2021		2020
Unrecognized stock-based compensation expense	$230		$198
Weighted average period unrecognized expense is expected to be recognized	0.6	years	0.7	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	24,505	$13.78
Granted	24,583	13.34
Vested	(16,999)	13.93
Forfeited	—	—
Nonvested at end of period	32,089	$13.29

The fair value of restricted stock awards that vested during the first six months of 2021 and 2020 was $236 thousand and $254 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Outstanding at beginning of period	2,709	$6.64
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding at end of period	2,709	$6.64

Exercisable at end of period	2,709	$6.64

There were no stock options granted during the three and six months ended June 30, 2021 and June 30, 2020.

At the end of the second quarter of 2021, the aggregate intrinsic value of the options outstanding under the 2016 Equity Plan was $27 thousand based on the $16.75 market value per share of the Company’s common stock at June 30, 2021. Similarly, the aggregate intrinsic value of the options exercisable was $27 thousand at June 30, 2021. At June 30, 2021, the weighted average remaining contract life of options outstanding and exercisable was 9 months.

Note 11 – Accumulated Other Comprehensive Income

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2020	$1,529	$—	$1,529
Other comprehensive loss	(923)	—	(923)
Balance, June 30, 2021	$606	$—	$606

Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income	2,047	9	2,056
Reclassification of (gain) recognized	(259)	—	(259)
Balances, June 30, 2020	$2,006	$(2)	$2,004

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. No assets were transferred from one hierarchy level to another during the first six months of 2021 or 2020.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Securities available for sale:
U.S. Government agencies	$17,987	$—	$17,987	$—
Mortgage-backed	95,970	—	95,970	—
	113,957	—	113,957	—

Equity	1,384	—	1,384	—
Total	$115,341	$—	$115,341	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Securities available for sale:
U.S. Government agencies	$23,537	$—	$23,537	$—
Mortgage-backed	116,031	—	116,031	—
	139,568	—	139,568	—

Equity	1,395	—	1,395	—
Total	$140,963	$—	$140,963	$—

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2021 and December 31, 2020, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
June 30, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$413	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$203	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 19%	(1%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2020
Nonrecurring measurements:

Impaired loans	$610	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,110	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for June 30, 2021 and December 31, 2020 were estimated using an exit price notion.

	June 30, 2021		December 31, 2020
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$237,188	$237,188	$186,917	$186,917

Level 2 inputs
Investment securities held to maturity	$198,884	$197,991	$65,706	$65,828
Restricted securities	3,189	3,189	3,626	3,626
Cash surrender value on life insurance	41,672	41,672	31,018	31,018

Level 3 inputs
Loans, net	$1,457,341	$1,458,057	$1,440,368	$1,436,292

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$538,009	$538,009	$509,091	$509,091
Checking plus interest	443,919	443,919	446,243	446,243
Money market	406,009	406,009	292,974	292,974
Savings	215,063	215,063	177,524	177,524
Club	1,138	1,138	392	392
Certificates of deposit, $100,000 or more	134,670	136,059	129,623	131,271
Other time	141,774	142,534	144,858	146,137
Securities sold under retail repurchase agreement	2,907	2,907	1,050	1,050
Subordinated debt	24,490	26,871	24,429	25,745

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

The following table provides information on commitments outstanding at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$291,141	$248,607
Letters of credit	7,386	7,944
Total	$298,527	$256,551

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$683	$544	$1,357	$1,410
Trust and investment fee income	475	363	882	738
Interchange income	1,036	708	1,906	1,361
Other noninterest income	456	407	760	686
Noninterest Income (in-scope of Topic 606)	2,650	2,022	4,905	4,195
Noninterest Income (out-of-scope of Topic 606)	253	747	555	926
Total Noninterest Income	$2,903	$2,769	$5,460	$5,121

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021, and December 31, 2020, the Company did not have any significant contract balances.

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

Under the terms of the agreement, Severn shareholders will receive 0.6207 shares of Shore common stock and $1.59 in cash for each share of Severn common stock. Upon closing, Shore shareholders will own approximately 59.6% of the combined Company and Severn shareholders will own approximately 40.4% of the combined Company. The transaction is still subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from Shore and Severn shareholders. The transaction is expected to close in the fourth quarter of 2021.

As of June 30, 2021, Severn had more than $1.1 billion in assets and operated 7 full-service community banking offices throughout Anne Arundel County, Maryland.

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

Small Business Administration’s Paycheck Protection Program

We established our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loans, by the SBA, is granted to the borrower if the borrower uses at least 60% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP do not require any collateral or personal guarantees, as such, these loans are included in the Company’s commercial loans segment. The first round of PPP lending resulted in 1,495 loans for $129.0 million, of which 1,037 loans have been forgiven or paid down in the amount of $102.3 million as of June 30, 2021. The second round of PPP lending which began in 2021, resulted in 959 loans for $67.3 million, of which 223 loans have been forgiven or paid down in the amount of $7.2 million. As of June 30, 2021, the Company had 1,195 PPP loans totaling $86.8 million that were outstanding, inclusive of loans issued during both the first and second rounds of the PPP. This has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor lines of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.

Short-term Modifications for Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act of 2021 (“CAA”), the Company is providing modifications where appropriate, including interest only payments or payment deferrals for clients that could be adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act and CAA addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020 and December 2020, short-term modifications made to borrowers affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. Since the beginning of the pandemic and through June 30, 2021, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million, of which only $9.5 million, or 0.65% of the total portfolio, remained on deferral as of June 30, 2021.

				Loans
			Loans Modified	Modified to
	Total Loan	Total Loans	to Interest	Payment	Percentage
	Balance as of	Modified as of	Only Payments	Deferral	of Loans
(Dollars in thousands)	June 30, 2021	June 30, 2021	(6 months or less)	(3 months)	Modified
Hospitality Industry	$108,823	$9,526	$9,526	$-	8.75%
Non-owner occupied Retail Stores	139,580	-	-	-	—
Non-owner occupied Restaurants	6,255	-	-	-	—
Owner-occupied Retail Stores	13,741	-	-	-	—
Owner-occupied Restaurants	16,276	-	-	-	—
Oil & Gas Industry	-	-	-	-	—
Other Commercial Loans	754,139	-	-	-	—
Total Commercial Loans	1,038,814	9,526	9,526	-	0.92

Residential 1-4 family Personal	222,713	-	-	-	—
Residential 1-4 family Rentals	107,939	-	-	-	—
Home Equity Loans	43,809	-	-	-	—
Total Residential Real Estate Loans	374,461	-	-	-	—

Consumer Loans	62,823	-	-	-	—
Mortgage Warehouse Loans	-	-	-	-	—
Credit Card, Overdrafts and Other	(3,669)	-	-	-	—
TOTAL LOANS	$1,472,429	$9,526	$9,526	$-	0.65%

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

Dividends and Capital

We currently expect to maintain our quarterly cash dividend based on our strong capital position. At June 30, 2021, the Bank exceeded all the capital requirements to which it was subject, and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of June 30, 2021, the Company had only one banking reporting unit.

OVERVIEW

The Company reported net income of $4.0 million for the second quarter of 2021, or diluted income per common share of $0.34, compared to net income of $5.3 million, or diluted income per common share of $0.43, for the second quarter of 2020. For the first quarter of 2021, the Company reported net income of $4.0 million, or diluted income per common share of $0.34. When comparing net income for the second quarter of 2021 to the second quarter of 2020, the decrease was due to salary and wages being deferred in the second quarter of 2020 due to the originations of the first round of PPP loans. Despite these salary and wage deferrals, net interest income increased when compared to the second quarter of 2020 by $1.1 million, while a reduced provision for credit losses of $350 thousand and higher noninterest income of $134 thousand had a positive impact on net income. When comparing the second quarter of 2021 to the first quarter of 2021, the net income was essentially unchanged, from period to period with offsetting variances related to higher net interest income of $303 thousand and noninterest income of $346 thousand, partially offset by an increase in the provision for credit losses of $225 thousand and noninterest expense of $377 thousand. Merger-related expenses of $377 thousand were recorded in the second quarter of 2021, which had an impact on the profitability of the quarter when compared to the linked and previous quarters.

For the first six months of 2021, the Company reported net income of $8.0 million, or diluted income per common share of $0.68, compared to net income of $8.5 million, or diluted income per common share of $0.68, for the first six months of 2020. When comparing net income for the first six months of 2021 to the first six months of 2020, the decrease in net income was primarily due to the deferral of salaries and wages as previously mentioned above, as well as an increase in almost all noninterest expense line items for a total of $3.4 million, partially offset by improvements in net interest income of $2.4 million, noninterest income of $339 thousand and a reduced provision for credit losses of $275 thousand. The reason for the similar diluted income per share for both periods despite the lower net income in 2021, was due to buybacks of the Company’s common stock, resulting in fewer outstanding shares period over period.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $14.1 million for the second quarter of 2021 and $13.1 million for the second quarter of 2020. Tax-equivalent net interest income was $13.8 million for the first quarter of 2021. The increase in net interest income when comparing the second quarter of 2021 to the second quarter of 2020, was the result of higher interest and fees on loans and income from taxable investment securities, coupled with a decrease in interest expense. Net interest income increased for the second quarter of 2021 when compared to the first quarter of 2021 due to an increase in income from taxable investment securities and a decrease in interest expense. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the second quarter of 2021 was 2.91%, which was a decrease of 50bps when compared to 3.41% for the second quarter of 2020 and a decrease of 9bps when compared to 3.00% for the first quarter of 2021. The decline in net interest margin in the second quarter of 2021 when compared to the first quarter of 2021 and the second quarter of 2020, was significantly impacted by excess liquidity and the decrease in yields of taxable investment securities. Without excess liquidity of $100 million, the margin for the second quarter of 2021 would have been 3.07%.

Interest Income

On a tax-equivalent basis, interest income increased $938 thousand, or 6.4%, for the second quarter of 2021 when compared to the second quarter of 2020. The increase was the result of higher interest and fees on loans and income from investment securities. The primary driver for the increase in interest income on loans was the higher average volume of loans of $70.4 million, which included PPP lending. The average balance of investment securities increased $178.2 million, providing $457 thousand of additional income, despite a decrease in the average yield of 84bps.

On a tax-equivalent basis, interest income increased $189 thousand, or 1.2%, for the second quarter of 2021 when compared to the first quarter of 2021. The increase was primarily a result of taxable investment securities which were purchased during the second quarter of 2021, resulting in a higher average balance in these securities of $58.3 million.

Interest Expense

Interest expense decreased $135 thousand, or 8.6%, when comparing the second quarter of 2021 to the second quarter of 2020. The decrease in interest expense from the second quarter of 2020 was a result of the decrease in the average rate paid on interest-bearing deposits of 29bps. This decrease in interest expense was partially offset by the issuance of subordinated debt in the third quarter of 2020 which added $370 thousand of additional expense for the second quarter of 2021.

Interest expense decreased $116 thousand, or 7.5%, when comparing the second quarter of 2021 to the first quarter of 2021. The decrease in interest expense on deposits was due to a 6bps decline in the average rate paid on interest-bearing deposits, specifically time deposits that matured and renewed during the second quarter of 2021.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2021 and 2020.

	For Three Months Ended			For Three Months Ended
	June 30, 2021			June 30, 2020
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,444,684	$14,419	4.00%	$1,374,324	$13,982	4.09%
Investment securities:
Taxable	286,121	1,095	1.53	107,908	638	2.37
Interest-bearing deposits	218,704	55	0.10	57,713	11	0.07
Total earning assets	1,949,509	15,569	3.20%	1,539,945	14,631	3.82%
Cash and due from banks	16,908			18,167
Other assets	109,457			90,981
Allowance for credit losses	(14,660)			(10,706)
Total assets	$2,061,214			$1,638,387

Interest-bearing liabilities
Demand deposits	$405,473	132	0.13%	$298,568	145	0.20%
Money market and savings deposits	605,202	251	0.17	426,963	246	0.23
Certificates of deposit $100,000 or more	135,376	350	1.04	130,582	586	1.81
Other time deposits	143,821	323	0.90	150,675	579	1.54
Interest-bearing deposits	1,289,872	1,056	0.33	1,006,788	1,556	0.62
Securities sold under retail repurchase agreements and short-term FHLB advances	3,123	2	0.26	2,030	1	0.20
Advances from FHLB - long-term	—	—	—	824	6	2.93
Subordinated debt	24,474	370	6.06	—	—	—
Total interest-bearing liabilities	1,317,469	1,428	0.43%	1,009,642	1,563	0.62%
Noninterest-bearing deposits	532,276			420,275
Other liabilities	13,937			9,628
Stockholders’ equity	197,532			198,842
Total liabilities and stockholders’ equity	$2,061,214			$1,638,387

Net interest spread		$14,141	2.77%		$13,068	3.20%
Net interest margin			2.91%			3.41%

Tax-equivalent adjustment
Loans		$38			$37
Total		$38			$37
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $2.4 million, or 9.2%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The higher net interest income was due to an increase in interest income of $1.6 million, or 5.4% and a decrease in interest expenses on interest-bearing deposits of $1.4 million, or 38.0%. Despite the improved results, compression in the margin was due to lower yields on earning assets, specifically taxable investment securities of 71bps and interest-bearing deposits with the Fed of 54bps.  This resulted in a net interest margin of 2.96% for the six months ended June 30, 2021 compared to 3.45% for the six months ended June 30, 2020.

Interest Income

On a tax-equivalent basis, interest income increased $1.6 million, or 5.4%, for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The increase was primarily due to higher interest and fees on loans of $1.0 million, or 3.6% and taxable investment securities of $668 thousand, or 49.2%. The increase in interest and fees on loans was due to a higher average balance of loans of $128.9 million, or 9.8%, which included PPP loans which have a lower yield than more traditional loans, resulting in a lower overall yield of 23bps. The increase in interest on taxable investment securities was due to a higher average balance in these securities of $138.5 million, or 116.7%, despite the decline in the average yield of such securities of 71bps.

Interest Expense

Interest expense decreased $760 thousand, or 20.4%, when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020. The decrease in interest expense was due to a decline in the rates paid on interest-bearing deposits of 37bps and the elimination of long-term advances from FHLB. These improvements were partially offset by the addition of subordinated debt, issued in the third quarter of 2020, which added $729 thousand in interest expense for the first six months of 2021.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2021 and 2020.

	For Six Months Ended			For Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$1,447,767	$28,821	4.01%	$1,318,883	$27,813	4.24%
Investment securities:
Taxable	257,130	2,025	1.59	118,659	1,357	2.30
Interest-bearing deposits	204,048	102	0.10	57,685	183	0.64
Total earning assets	1,908,945	30,948	3.27%	1,495,227	29,353	3.95%
Cash and due from banks	18,070			18,020
Other assets	106,251			90,068
Allowance for credit losses	(14,448)			(10,626)
Total assets	$2,018,818			$1,592,689

Interest-bearing liabilities
Demand deposits	$421,816	288	0.14%	$291,372	540	0.37%
Money market and savings deposits	565,341	481	0.17	418,608	712	0.34
Brokered Deposits	—	—	—	—	—	—
Certificates of deposit $100,000 or more	133,073	756	1.14	129,995	1,183	1.83
Other time deposits	144,367	715	1.00	150,659	1,180	1.58
Interest-bearing deposits	1,264,597	2,240	0.36	990,634	3,615	0.73
Securities sold under retail repurchase agreements and federal funds purchased	2,683	3	0.23	1,632	3	0.37
Advances from FHLB - short-term	—	—	—	—	—	—
Advances from FHLB - long-term	—	—	—	7,912	113	2.87
Subordinated debt	24,459	729	6.01	—	—	—
Total interest-bearing liabilities	1,291,739	2,972	0.46%	1,000,178	3,731	0.75%
Noninterest-bearing deposits	518,030			386,478
Other liabilities	12,383			9,446
Stockholders’ equity	196,666			196,587
Total liabilities and stockholders’ equity	$2,018,818			$1,592,689

Net interest spread		$27,976	2.81%		$25,622	3.20%
Net interest margin			2.96%			3.45%

Tax-equivalent adjustment
Loans		$74			$73
Total		$74			$73
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2021 increased $134 thousand, or 4.8%, when compared to the second quarter of 2020. The increase from the second quarter of 2020 was due to higher deposit related fees, other bank service charges and trust and investment fee income, partially offset by the absence of gains on sale of investment securities. Noninterest income increased $346 thousand, or 13.5%, when compared to the first quarter of 2021 primarily due to higher deposit related fees and service charges.

Total noninterest income for the six months ended June 30, 2021 increased $339 thousand, or 6.6%, when compared to the same period in 2020. The increase in noninterest income primarily consisted of increases in deposit related fees, other bank service charges and trust and investment fee income, partially offset by the absence of gains on sale of investment securities. The increases in deposit related fees and other bank service charges were mostly due to the local government-imposed shutdowns in 2020 and a return to a more normalized local economy and consumer demand for products and services in 2021.

Noninterest Expense

Total noninterest expense for the second quarter of 2021 increased $3.2 million, or 41.9%, when compared to the second quarter of 2020 and increased $377 thousand, or 3.6%, when compared to the first quarter of 2021. The increase in noninterest expenses when compared to the second quarter of 2020 was primarily driven by salary and wages being deferred in the second quarter of 2020, the result of originating first round PPP loans. Absent the increased deferrals of salaries and wages related to the first round of PPP, increases in furniture and fixtures, data processing, FDIC insurance and merger-related expenses resulted in the overall increase in noninterest expenses. The significant growth in new and existing customer accounts accounted for the increase in data processing costs and FDIC insurance premiums. The increase in noninterest expense when compared to the first quarter of 2021 was primarily due to merger-related expenses, salaries and wages, furniture and fixtures and legal and professional fees, partially offset by lower employee benefit costs due to lower payroll taxes and medical claims. The increase in salaries and wages was mainly attributed to the deferral of costs associated with originating the second round of PPP loans in the first quarter of 2021. The increase in furniture and fixtures when compared to both the second quarter of 2020 and the first quarter of 2021 was due to an on-going branch renovation.

Total noninterest expense for the six months ended June 30, 2021 increased $3.4 million, or 18.7%, when compared to the same period in 2020. The increase was mainly the result of the absence of the deferral in salaries and wages due to PPP loan originations in 2020, higher data processing costs, FDIC insurance premiums and occupancy costs. The higher occupancy costs are associated with a new branch lease in Ocean City, Maryland which will open in 2022. In addition, the Company recorded merger-related expenses of $377 thousand for the first six months of 2021 due to the pending acquisition of Severn.

Provision for Credit Losses

The provision for credit losses was $650 thousand for the second quarter of 2021, $1.0 million for the second quarter of 2020 and $425 thousand for the first quarter of 2021. The ratio of the allowance for credit losses to period-end loans was 1.02% at June 30, 2021, 0.95% at December 31, 2020 and 0.98% at March 31, 2021. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 1.09% at June 30, 2021, higher than both the 1.04% at December 31, 2020 and the 1.07% at March 31, 2021. The primary drivers of the increased percentage of the allowance to total loans, excluding PPP loans, as compared to December 31, 2020 and March 31, 2021, were significant loan originations in the second quarter of 2021, specifically within the construction and consumer loan portfolios, which require a higher level of allowance than the PPP loans which were forgiven during the second quarter of 2021, coupled with pandemic related qualitative factors which have remained elevated due to uncertainty and associated risks with the COVID-19 virus/variants and lagging vaccination rates. The Company reported net recoveries in the second quarter of 2021 of $125 thousand, compared to net recoveries of $61 thousand for the fourth quarter of 2020 and no net charge offs or recoveries for the first quarter of 2021.

The provision for credit losses for the six months ended June 30, 2021 and 2020 was $1.1 million and $1.4 million, respectively, while net recoveries were $125 thousand and net charge-offs were $767 thousand, respectively. The decrease in provision for credit losses was the result of lower charge-offs in 2021 and overall improved credit quality. The ratio of allowance to total loans increased from 0.95% at December 31, 2020, to 1.02% at June 30, 2021. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans was 1.09% at June 30, 2021, higher than the 1.04% at December 31, 2020. The primary drivers for the increase in the percentage of allowance for credit losses to total loans were significant originations within the construction and consumer loan portfolios, which require a higher level of allowance than the PPP loans that were forgiven during the second quarter of 2021, as well as continued elevated pandemic related qualitative factors. The ratio of annualized net recoveries to average loans was 0.03% for the first half of 2021, compared to annualized net charge-offs of 0.12% for the first half of 2020. Management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as changes within the Company’s portfolio are known.

Income Taxes

The Company reported income tax expense of $1.4 million for the second quarter of 2021, $1.8 million for the second quarter of 2020 and $1.4 million for the first quarter of 2021. Income tax expense decreased when compared to the second quarter of 2020 due to lower pre-tax earnings and stayed flat when compared to the first quarter of 2021. The effective tax rate for the first and second quarter of 2021 was 26.4% and was 25.2% for the second quarter of 2020. Income tax expense for the six months ended June 30, 2021 and the six months ended June 30, 2020 remained flat at $2.9 million.

ANALYSIS OF FINANCIAL CONDITION

Loans

Loans totaled $1.472 billion at June 30, 2021 and $1.454 billion at December 31, 2020, an increase of $18.2 million, or 1.2%. Excluding PPP loans, the increase in total loans was $68.6 million, or 4.7%, due to significant loan growth late in the second quarter of 2021. The increase in loans, excluding PPP loans, was comprised of increases in consumer loans of $32.9 million, or 104.6%, commercial loans of $10.9 million, or 5.2%, construction loans of $10.0 million, or 9.4%, and residential real estate loans of $6.3 million, or 1.4%. These increases were partially offset by a decrease in commercial real estate loans of $6.0 million, or less than 1%. Construction loans included deferred fees, net of deferred costs, of $549 thousand and discounts on acquired loans of $625 thousand at June 30, 2021, compared to deferred costs, net of deferred fees, of $622 thousand and discounts on acquired loans of $754 thousand at December 31, 2020. Outstanding PPP loans totaled $86.8 million at June 30, 2021 and $122.8 million at December 31, 2020, a decrease of $36.0 million or 29.3%. The decrease was primarily due to forgiveness on first round PPP loans originated in 2020, partially offset by the origination of second round PPP loans in 2021. We do not engage in foreign or subprime lending activities. See Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $116.8 million, or 7.9% of total loans, at June 30, 2021 and $106.8 million, or 7.3% of total loans, at December 31, 2020. Commercial real estate loans were $655.3 million, or 44.5% of total loans, at June 30, 2021, compared to $661.2 million, or 45.5% of total loans, at December 31, 2020.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2021, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 302.3% of total risk-based capital. At such time, construction, land and land development loans represented 56.8% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 41.7% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $15.1 million at June 30, 2021, $13.9 million at December 31, 2020 and $14.3 million at March 31, 2021. There were net recoveries of $125 thousand for the second quarter of 2021, compared to net recoveries of $61 thousand for the fourth quarter of 2020 and no net charge offs or recoveries for the first quarter of 2021. The ratio of annualized net recoveries to average loans was 0.03% for the second quarter of 2021, compared to annualized net recoveries of 0.02% for the fourth quarter of 2020 and 0% for the first quarter of 2021.

Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 1.02% at June 30, 2021 and 0.95% at December 31, 2020. Excluding PPP loans, the ratio of the allowance for credit losses to period-end loans as 1.09% at June 30, 2021, higher than the 1.04% at December 31, 2020. The increase in the percentage of the allowance to total loans at June 30, 2021, compared to December 31, 2020, was primarily due to significant loan growth in the second quarter of 2021 as previously discussed. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2021.

The following tables present a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021		2020
		Percentage of net		Percentage of net
		charge-offs (recoveries)		charge-offs (recoveries)
		(annualized) to		(annualized) to
		average loans		average loans
	Net (charge-offs)	outstanding	Net (charge-offs)	outstanding
(Dollars in thousands)	recoveries	during the year	recoveries	during the year
Construction	$5	(0.02)%	$5	(0.02)%
Residential real estate	57	(0.05)	4	-
Commercial real estate	64	(0.04)	(331)	0.21
Commercial	(2)	-	24	(0.04)
Consumer	1	(0.01)	10	(0.16)
Total	$125	(0.03)%	$(288)	0.08%

Average loans outstanding during the period	$1,444,684		$1,374,324
Allowance for credit losses at period end as a percentage of total period end loans (1)		1.02%		0.79%
Allowance for credit losses at period end as a percentage of average loans (2)		1.04%		0.81%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans		382.27%		95.20%
(1)	At June 30, 2021, the loan balances used to calculate the ratio include PPP loans of $86.8 million. Excluding PPP loans, the ratio is 1.09%. At June 30, 2020, the loan balances used to calculate the ratio included PPP loans of $122.9 million. Excluding PPP loans, the ratio is 0.86%.
(2)	At June 30, 2021, the quarter-to-date average loan balances used to calculate the ratio include PPP loans of $116.9 million. Excluding PPP loans, the ratio is 1.14%. At June 30, 2020, the quarter-to-date average loan balances used to calculate the ratio included PPP loans of $90.2 million. Excluding PPP loans, the ratio is 0.86%.

	For the Six Months Ended June 30,
	2021		2020
		Percentage of net		Percentage of net
		charge-offs (recoveries)		charge-offs (recoveries)
		(annualized) to		(annualized) to
		average loans		average loans
	Net (charge-offs)	outstanding	Net (charge-offs)	outstanding
(Dollars in thousands)	recoveries	during the year	recoveries	during the year
Construction	$10	(0.02)%	$8	(0.01)%
Residential real estate	63	(0.03)	(184)	0.09
Commercial real estate	64	(0.02)	(601)	0.20
Commercial	(11)	0.01	5	(0.01)
Consumer	(1)	-	5	(0.04)
Total	$125	(0.03)%	$(767)	0.12%

Average loans outstanding during the period	$1,447,767		$1,318,883
Allowance for credit losses at period end as a percentage of total period end loans (1)		1.02%		0.79%
Allowance for credit losses at period end as a percentage of average loans (2)		1.04%		0.84%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans		382.27%		95.20%
(1)	At June 30, 2021, the loan balances used to calculate the ratio include PPP loans of $86.8 million. Excluding PPP loans, the ratio is 1.09%. At June 30, 2020, the loan balances used to calculate the ratio included PPP loans of $122.9 million. Excluding PPP loans, the ratio is 0.86%.
(2)	At June 30, 2021, the year-to-date average loan balances used to calculate the ratio include PPP loans of $124.3 million. Excluding PPP loans, the ratio is 1.14%. At June 30, 2020, the year-to-date average loan balances used to calculate the ratio included PPP loans of $45.1 million. Excluding PPP loans, the ratio is 0.87%.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets were $4.9 million and $6.3 million at June 30, 2021 and December 31, 2020, respectively. The balance of nonperforming assets decreased primarily due to a decline in nonaccrual loans of $1.5 million, or 27.6%. Accruing troubled debt restructurings (“TDRs”) decreased $659 thousand, or 9.4%, over the same time period. Other real estate owned properties increased to $203 thousand from $0 at December 31, 2020. The ratio of nonaccrual loans and accruing TDRs to total loans decreased to 0.70% at June 30, 2021 from 0.86% at December 31, 2020.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming assets
Nonaccrual loans	$3,947	$5,455
Total loans 90 days or more past due and still accruing	752	804
Other real estate owned	203	—
Total nonperforming assets	$4,902	$6,259

Total accruing TDRs	$6,338	$6,997

As a percent of total loans:
Nonaccrual loans	0.27%	0.38%
Accruing TDRs	0.43%	0.48%
Nonaccrual loans and accruing TDRs	0.70%	0.86%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.33%	0.43%
Nonperforming assets and accruing TDRs	0.76%	0.91%

As a percent of total assets:
Nonaccrual loans	0.19%	0.28%
Nonperforming assets	0.23%	0.32%
Accruing TDRs	0.30%	0.36%
Nonperforming assets and accruing TDRs	0.53%	0.69%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At June 30, 2021, 36.5% of the portfolio of debt securities was classified as available for sale and 63.5% was classified as held to maturity, compared to 68.0% and 32.0% respectively, at December 31, 2020. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $317.4 million at June 30, 2021, a $107.1 million, or 50.9%, increase since December 31, 2020. The increase was primarily due to the purchases of held to maturity securities of $136.4 million, partially offset by proceeds from maturities and sales of available for sale securities of $23.9 million, during 2021. Due to the excess liquidity experienced in 2020 and 2021, the Company strategically purchased short duration held to maturity securities and subordinated debt of other banks which earn significantly higher average yields than interest-bearing deposits with other banks. As loan demand begins to strengthen, the Company will redeploy proceeds from maturities and paydowns, as well as excess liquidity to fund loan growth. At June 30, 2021, 84.2% of the securities available for sale were mortgage-backed and 15.8% were U.S. Government agencies, compared to 83.1% and 16.9%, respectively, at year-end 2020. At June 30, 2021, 58.4% of the securities held to maturity were mortgage-backed, 31.7% were U.S. Government agencies and 9.9% were other debt securities, compared to 41.5%, 28.7% and 29.2%, respectively, at year-end 2020. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2021 amounted to $1.88 billion, an increase of $179.9 million, or 10.6%, when compared to the level at December 31, 2020. The increase in total deposits consisted of increases in the following categories: Savings and money market accounts of $150.6 million, noninterest-bearing deposits of $28.9 million and other time deposits of $2.7 million, partially offset by a decrease in checking accounts of $2.3 million. The significant movement within deposit accounts continues to be impacted by direct government stimulus payments to our customers and new account openings.

Short-Term Borrowings

Short-term borrowings consisted of securities sold under agreements to repurchase, which increased by $1.9 million, or 176.9%, to $2.9 million at June 30, 2021 when compared to December 31, 2020. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. Other short-term borrowings may consist of overnight borrowing from correspondent banks or advances from the FHLB. Short-term advances are defined as those with original maturities of one year or less. At June 30, 2021 and December 31, 2020, the Company had no outstanding short-term or long-term advances with FHLB.

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

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $50.3 million for the first six months of 2021 compared to an increase of $31.3 million for the first six months of 2020. The increase in cash and cash equivalents in 2021 was mainly due to the significant increase in deposits, the direct result of new account openings, government stimulus and significant increases in municipal accounts. The Company expects these funds to be utilized over the coming months, which may result in deposit balance fluctuations.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $298.9 million and $316.7 million at June 30, 2021 and December 31, 2020, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $3.7 million to $198.7 million at June 30, 2021 when compared to December 31, 2020 primarily due to the current year’s retained earnings, partially offset by dividends paid during the first six months of 2021 and the change in fair value of available-for-sale securities recorded in accumulated other comprehensive income.

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

The phase-in period for the final rules became effective for the Bank on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of June 30, 2021, the Bank’s capital levels remained characterized as “well-capitalized” under the rules.

The following tables present the applicable capital ratios as of June 30, 2021 and December 31, 2020.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2021	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.32%	13.15%	13.15%	14.21%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2020	ratio	ratio	capital ratio	capital ratio
Shore United Bank	9.73%	13.21%	13.21%	14.25%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2021.

There was no change in our internal control over financial reporting during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 24, 2020, the Company announced a stock repurchase program which was approved by the Board and authorized management to repurchase up to $5.0 million of the Company’s common stock. There were no purchases of the Company’s common stock during the second quarter of 2021. The stock repurchase program is currently suspended due to the recent announcement of our merger with Severn.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2021.

Stock Repurchase Plan $5.0 million (2020-2021)			Total Number of	Maximum Dollar Value
	Total Number	Average Price	Shares Purchased as Part	Of Shares that May Yet Be
	Of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2021 to April 30, 2021	—	$—	—	$541,973
May 1, 2021 to May 31, 2021	—	—	—	541,973
June 1, 2021 to June 30, 2021	—	—	—	541,973
Total	—	$—	—

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

SHORE BANCSHARES, INC.

Date: August 13, 2021	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)