Form 10-K
period 2021-12-31
SHORE BANCSHARES INC
filed 2022-03-31
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 192,227,154.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 19,843,379 as of March 15, 2022.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K of Shore Bancshares, Inc. and subsidiaries (the “Company” or “Shore” and “we,” “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, expected operating results and the assumptions upon which those statements are based. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements.

Given the ongoing and dynamic nature of the Coronavirus Disease 2019 (“COVID-19”) pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Although general business and economic conditions have begun to recover, the recovery could be slowed or reversed by a number of factors, including increases in COVID-19 infections, the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets, which could adversely affect our revenues, the values of our assets and liabilities, and our profitability, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	our ability to prudently manage our growth and execute our strategy;
●	the effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

●	impairment of our goodwill and intangible assets;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

●	the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry;
●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
●	the expected discontinuation of the London Interbank Offering Rate (“LIBOR”) after 2021 and uncertainty regarding potential alternative reference rates, including Secured Overnight Financing Rate (“SOFR”);
●	the growth and profitability of non-interest or fee income being less than expected;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies;
●	Cybersecurity threats and the cost of defending against them;
●	Climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs;
●	the effect of fiscal and governmental policies of the United States federal government; and
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts of terrorism, and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad.

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

PART I

Item 1.      Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company conducts business primarily through two wholly owned subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (“the Title Company”). The Bank provides consumer and commercial banking products and services, including secondary mortgage lending, trust, wealth management and financial planning services. The Title Company engages in title work related to real estate transactions. The Company, Bank and Title Company are Affirmative Action/Equal Opportunity Employers.

HS West, LLC (“HS”) is a subsidiary of the Bank which constructed a building in Annapolis, Maryland that serves as a branch office of the Bank and leases space to five unrelated companies and to a law firm of which the Chairman of the Board of the Company and Bank is a partner.

Recent Acquisition

On October 31, 2021, the Company completed the acquisition of Severn Bancorp, Inc. (“Severn”), the savings and loan holding company of Severn Savings Bank, FSB, a federally charted savings bank headquartered in Annapolis, Maryland. In connection with the merger, the Bank consummated its conversion to a national bank on October 29, 2021.

This transaction created the third largest community bank headquartered in Maryland. This transaction (i) expanded the Company’s Maryland market area with branches in the greater Annapolis market area, (ii) provides increased opportunities for additional products and services and (iii) enhances the Company’s scale to drive efficiency and profitability. Additionally, this transaction creates a competitive position in the Columbia/Baltimore/Towson MSA, while filling in the Company’s current market footprint.

Under the terms of the merger agreement, each share of Severn common stock was converted into the right to receive 0.6207 shares of Company common stock and $1.59 in cash. The value of the total deal consideration was approximately $169.8 million, which was based upon the closing price of the Company’s common stock on October 29, 2021, the last trading day prior to the closing, and included aggregate cash consideration of approximately $20.9 million.

Banking Products and Services

The Bank is a national banking association chartered under the laws of the United States with trust powers that can trace its origin to 1876. The Bank currently operates 29 full-service branches, 30 ATMs, 5 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Medical-Use Cannabis Related Business

As of October 31, 2021, in connection with our acquisition of Severn, the Bank began providing banking services to customers that are licensed by the state of Maryland to do business in the medical-use cannabis industry as growers, processors and dispensaries. The Bank maintains stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.

In accordance with Federal regulatory guidance, and industry best practices, the Bank performs a multilayered due diligence review of a medical-use cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state of Maryland. Throughout the relationship, the Bank continues to monitor the business, including site visits, to ensure that the medical-use cannabis business continues to meet our stringent requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of the business and monitor the business in accordance with the Bank Secrecy Act (“BSA”) and Maryland Medical Cannabis Commission requirements.

See Note 23 to the Consolidated Financial Statements for a summary of the level of business activities with the Bank’s medical-use cannabis customers.

Lending Activities

The Bank originates loans of all types, including commercial, commercial mortgage, commercial construction, residential construction, residential mortgage and consumer loans.

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

The Bank originates residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise (“GSE”) underwriting criteria required by the investors to assure maximum eligibility for resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Additionally, loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for the Bank’s portfolio typically include construction loans and loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing retained which includes loans sold to the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). As of December 31, 2021, the Bank was servicing $301.4 million in loans for FNMA and $69.8 million in loans for FHLMC.

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

Employees and Human Capital Resources

At March 15, 2022, we employed 446 persons, of which 435 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and were recently named a Best Bank to Work for by American Banker. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees and monitor the competitiveness of our compensation and benefits programs in our various market areas.

The Company prides itself on being a values-driven organization, where employees are empowered to share ideas that keep the organization connected. Our company core values guide each team member to:

•Act as an Owner,

•Practice Balanced Risk Management,

•Leverage the Team, and

•	Create a positive impact.

We believe that these values enable our success with our customers and have helped us build an inspiring, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, availability of online training resources, and continuing to implement leadership development programs to all levels of leadership within the organization. This includes identifying future leaders and preparing them for leadership opportunities.

The safety, health and wellness for our employees is a top priority and consists of policies, procedures, guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations. At the onset of the COVID-19 pandemic, we successfully moved to a virtual-workplace and had 85% of our people working remotely, but most employees returned to the workplace in 2021. Employees are subject to policies and procedures put in place to protect them including a full stock of PPE. The organization has continually provided guidelines to employees to promote healthy habits and ways to stay connected while working remotely.

COMPETITION

Shore Bancshares, Inc. and its subsidiaries operate in a highly competitive environment. Our competitors include community banks, commercial banks, credit unions, thrifts, mortgage banking companies, credit card issuers, investment advisory firms, brokerage firms, mutual fund companies, title companies and e-commerce and other internet-based companies. We compete on a local and regional basis for banking and investment products and services.

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

Following a charter conversion occurring in 2021, the Bank is now a national banking association, chartered by and subject to the supervision of the Office of the Comptroller of the Currency (“OCC”). The deposits of the Bank are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern its deposit taking operations. In addition to the foregoing, the Bank is subject to numerous state and federal statutes and regulations that affect the business of banking generally.

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

Federal Regulation of Banks

The OCC may prohibit national banking associations, such as the Bank, from engaging in activities or investments that the OCC believes is unsafe or unsound banking practices. The OCC has extensive enforcement authority over national banking associations to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Capital Adequacy Guidelines

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-

Frank Act, the FRB must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduced as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions were required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer was phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

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

Basel III is currently applicable to the Bank and the Company.  Overall, the Comapny believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Comapny’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions set forth below.

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

As of December 31, 2021, the Bank and the Company exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively.

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

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) proposed for public comment rules to modernize the agencies' regulations under the CRA. The OCC adopted its final rules in May 2020, and then on December 14, 2021, the OCC rescinded the 2020 rules and replaced them with rules based on the rules adopted jointly by the federal bank regulatory agencies in 1995. We will continue to evaluate the impact of any changes to the CRA regulations.

Anti-Terrorism, Money Laundering Legislation and OFAC

The Bank is subject to the BSA and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within  the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), but compliance by individual institutions is overseen by its primary federal regulator.

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

Data Privacy and Cybersecurity

The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non-public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.

The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non-affiliated third parties. The GLB Act requires disclosures to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions that are distributed regularly to all existing and new customers of the Bank.

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers.  This rule requires new notification requirements where a banking organization experiences a computer-security incident.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements.

Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “California Privacy Act”), which took effect on January 1, 2020.  The California Privacy Act, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights.  We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate.

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

Mortgage Loan Origination

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB (the ATR/QM Rule), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if the financial institution has not complied with these requirements. The ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income (DTI) ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership (the Fannie/Freddie QM Alternative), and loans that comply with similar ATR/QM rules established by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective in January 2014.

The CFPB amended the ATR/QM rule in December of 2020.  One of the amendments modifies the requirements for a loan to qualify as a QM as well as certain other provisions in the ATR/QM Rule, and eliminates the Fannie/Freddie QM Alternative.  This amendment essentially replaces the 43% DTI limit with an APR-based limitation, which for most loans requires that the loan's annual percentage rate (APR) not exceed the average prime offer rate for a comparable transaction by 2.25 percentage points or more as of the date the interest rate is set.

A second amendment creates a new class of QMs, called Seasoned QMs, which are essentially first-lien loans that could not be classified as QMs when originated for reason only that they had DTI ratios above 43%, but which have been held by the original creditor (or the first purchaser) for at least 36 months, during which time the borrower had no more than two 30-day delinquencies and no delinquencies of 60 days or more.

Both of these amendments were originally slated to become effective on March 1, 2021, but the amendment eliminating the Fannie/Freddie QM Alternative was given a mandatory compliance date of July 1, 2021 (the same date that the Fannie/Freddie QM Alternative was set to expire). However, the mandatory compliance date for the elimination of the Fannie/Freddie QM Alternative was subsequently extended until October of 2022.  Despite this extension, Fannie and Freddie stopped buying loans, with application dates on or after July 1, 2021, that only qualified as QMs based on the Fannie/Freddie QM alternative.

The risks to lenders resulting from these amendments is as yet uncertain.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 (the “Regulatory Relief Act”)  provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.

The Regulatory Relief Act also directs Federal banking agencies to issue regulations exempting certain insured depository institutions and insured credit unions with assets of $10 billion or less from the requirement to establish escrow accounts for certain residential mortgage loans.

It also exempts insured depository institutions and insured credit unions that originated fewer than 500 closed-end mortgage loans or 500 open-end lines of credit in each of the two preceding years from a subset of disclosure requirements (recently imposed by the CFPB) under the Home Mortgage Disclosure Act (“HMDA”), provided they have received certain minimum CRA ratings in their most recent examinations.

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

The banking industry is heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us, as well as for the financial services industry in general.

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

Risks Relating to Our Business

The ongoing COVID-19 pandemic and resulting substantial disruption to global and domestic economies could adversely impact our business operations, asset valuations, and financial results.

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. In response to these pressures, the FRB recently approved a 0.25% increase in interest rates, signaled its intention to continue to raise interest rates over the course of 2022 and announced that it will begin to taper its purchases of mortgages and other bonds. The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses should the effects of the pandemic continue for an extended period of time or worsen. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. These measures may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of consumer and commercial loan payments, may have a negative impact on our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has resulted in heightened operational risks. Many of our colleagues have been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals have increased their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.

We have also participated as a lender in certain government programs designed to provide economic relief in response to the pandemic. We are participating in the SBA’s PPP as an eligible lender, and while these loans to small business clients benefit from a government guaranty, many of these businesses may face difficulties even after being granted such a loan. As a result of participating in these programs, we face increased risks, including credit, fraud risk and litigation.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, the full extent to which the COVID-19 pandemic will impact our business operations, asset valuations and financial results will depend on future developments which remain uncertain and cannot be predicted. These include the scope and duration of the pandemic, including new strains of the virus, the efficacy and distribution of, and participation in, vaccination programs, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers and third-party service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to spread, morph or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations, cash flows, and ability to pay dividends, as well as our regulatory capital and liquidity ratios could be materially adversely affected.

Our business is adversely affected by unfavorable economic, market, and political conditions.

In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Sources of global economic and market instability include, but are not limited to, the potential economic slowdown in United Kingdom, Europe and the United States, the impact of trade negotiations, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, escalating military tensions in Europe as a result of Russia's invasion of Ukraine, and the effects of the pandemic or other health crises. Various market conditions also affect our operating results. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty which may also affect our operating results.

Our performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:

•   a decrease in the demand for our loans and leases and other products and services offered by us;

•   a decrease in our deposit balances due to overall reductions in the accounts of customers;

•   a decrease in the value of collateral securing our loans and leases;

•   an increase in the level of nonperforming and classified loans and leases;

•   an increase in provisions for credit losses and loan and lease charge-offs;

•   a decrease in net interest income derived from our lending and deposit gathering activities;

•   a decrease in the Company's stock price;

•   a decrease in our ability to access the capital markets; or

•   an increase in our operating expenses associated with attending to the effects of certain circumstances listed  above.

The threat of near-term inflation poses risk to the economy overall, and could indirectly pose challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may default on a loan. In addition, sustained inflationary pressures have resulted in the FRB increasing interest rates by 0.25%, signaling its intention to continue to raise interest rates over the course of 2022 and announcing that it will begin to taper its purchases of mortgages and other bonds. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

A majority of our business is concentrated in Maryland and Delaware, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.

Because most of our loans are made to customers who reside in Maryland and Delaware, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total commercial real estate loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2021, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 310.3% of total risk-based capital. Construction, land and land development loans represent 75.5% of total risk-based capital. The commercial real estate portfolio has increased 120.0% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. In response to inflationary pressures, the FRB recently approved a 0.25% increase in interest rates, signaled its intention to continue to raise interest rates over the course of 2022 and announced that it will begin to taper its purchases of mortgages and other bonds. Increases in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.

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

As of December 31, 2021, we had classified 22.4% of our debt securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining debt securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost. Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in earnings. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2021, we had recorded goodwill of $63.4 million and other intangible assets of $7.5 million, representing approximately 18.1% and 2.1% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2021, our deferred tax assets were approximately $6.0 million. There was a valuation allowance for deferred taxes of $474 thousand recorded at December 31, 2021 on the parent company as management believes it is more likely than not that the losses in the current year will not be realized for state income tax purposes.

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

Income from mortgage-banking operations is volatile and we may incur losses with respect to our mortgage-banking operations that could negatively affect our earnings.

A key component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase. We have not been required to repurchase any loans as of December 31, 2021.

We provide banking services to customers who do business in the medical-use cannabis industry and the strict enforcement of federal laws regarding medical-use cannabis would likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We have deposit and loan customers that are licensed by the state of Maryland to do business in the medical-use cannabis industry as growers, processors, and dispensaries. While medical-use cannabis is legal in the state of Maryland, it remains classified as a Schedule I controlled substance under the Federal Controlled Substances Act (“CSA”). As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines. Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

In January 2018, the U.S. Department of Justice (“DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the CSA against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally.

As in past years, the U.S. Congress has enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision was recently renewed as part of the Consolidated Appropriations Act of 2022. While this provision has been re-enacted every year since 2014, and is expected to continue to be re-enacted in future federal spending bills, if Congress and the President fail to further renew the provision, then the ability of medical cannabis businesses to act in this area, and the Bank’s ability to provide banking products and services to such businesses, may be impeded. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. McIntosh. As of the date of filing this Annual Report on Form 10-K, we are aware of no federal or state court in or for Maryland that has addressed the merits of the McIntosh ruling.

Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for the District of Maryland will not choose to strictly enforce the federal laws governing cannabis, including medical-use cannabis, or that the federal courts in Maryland will follow the Ninth Circuit’s ruling in USA v. McIntosh. Any change in the federal government’s enforcement position, could cause us to immediately cease providing banking services to the medical-use cannabis industry in Maryland.

Additionally, as the possession and use of cannabis remains illegal under the CSA, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the Federal government, including imprisonment and fines. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

The FinCEN published guidelines in 2014 for financial institutions servicing state legal cannabis business. These guidelines were issued for the explicit purpose so “that financial institutions can provide services to marijuana-related businesses in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a negative impact on our interest income and noninterest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business, and/or otherwise affect us, which may materially affect our profitability.

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

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition, or results of operations.

Certain loans made by us were made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments, debt instruments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve jointly announced that entering into new contacts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of SOFR. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices, market practitioners have also gravitated towards credit sensitive rates, the leading among them being the Bloomberg Short-Term Bank Yield Index (“BSBY”). The ARRC announced on October 21, 2020 that they are not well positioned to adjudicate the development of a credit sensitive rate and will not criticize firms solely for using reference rates other than SOFR, such as BSBY. After an extended analysis by a multidisciplinary project team to identify operational and contractual best practices, assess our risks, and identify the detailed list of all financial instruments impacted, we adopted the SOFR family of interest rates for our financial instruments going forward. Under the oversight of our Enterprise Risk Committee, we are managing the transition, facilitating communication with our customers and counterparties, and monitoring the impacts of this transition.

There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. The transition from LIBOR could create considerable costs and additional risk. The discontinuance of LIBOR and related uncertainty may adversely affect the market value of, the return on, or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR. In addition, the market transition away from LIBOR could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies established for risks such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.

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

Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FRB and the OCC periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the FRB or the OCC were to determine that our financial condition, capital resource, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

Our 2035 Debentures contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.

Under the terms of our Junior Subordinated Debt Securities due 2035 (the “2035 Debentures”), if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2021, we were current on all interest due on the 2035 Debentures.

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

Provisions in our governing documents and Maryland law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

In addition, certain provisions of Maryland law may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

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

Risks related to the Severn Merger

We expect to continue to incur substantial costs related to the Severn Merger.

We have incurred substantial costs in connection with the Severn merger and subsequent integration of the processes, policies, procedures, operations, and technologies and systems, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have attempted to accurately forecast these costs, factors that are beyond our control or that we have failed to accurately estimate could result in us incurring future charges in excess of our current estimates. These charges could be material and could materially adversely affect our future earnings.

The integration of Shore and Severn may be more difficult, costly or time consuming than expected and Shore may fail to realize the anticipated benefits of the Merger.

The success of the Severn merger will depend, in part, on the ability to realize the anticipated growth opportunities and cost savings from combining the businesses of Shore and Severn. To realize the anticipated benefits and cost savings from the merger, we must successfully integrate and combine the businesses of Shore and Severn in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, or if we have failed to accurately estimate the anticipated benefits of the merger, the anticipated benefits may not be realized fully or at all, they may take longer to realize than expected, and we may incur additional unforeseen expenses.

The integration process could result in the loss of key employees, diversion of management attention and resources, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees. In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate our new customers and employees, which, in turn, may make it more difficult to realize anticipated synergies or cost savings in the amounts estimated, in the timeframe contemplated, or at all.

Our future results may suffer if we do not effectively manage our expanded operations.

As a result of the merger, the size, scope, and complexity of our business has increased significantly beyond that of either Shore’s or Severn’s business prior to the merger. Our future success will depend, in part, upon our ability to manage and achieve the benefits we have anticipated will be associated with this expanded business, challenges, including challenges related to the management and monitoring of new operations, and the associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, growth opportunities, revenue enhancements or other benefits currently anticipated.

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

Shore United Bank, N.A.
Branches
Main Office (1)	Elliott Road Branch (1)	Tred Avon Square Branch (1)
18 East Dover Street	8275 Elliott Road	212 Marlboro Road
Easton, Maryland 21601	Easton, Maryland 21601	Easton, Maryland 21601

St. Michaels Branch (2)	Sunburst Branch (1)	Centreville Branch (1)
1013 South Talbot Street	424 Dorchester Avenue	109 North Commerce Street
St. Michaels, Maryland 21663	Cambridge, Maryland 21613	Centreville, Maryland 21617

Route 213 South Branch (1)	Chester Branch (1)	Denton Branch (1)
2609 Centreville Road	300 Castle Marina Road	850 South 5th Avenue
Centreville, Maryland 21617	Chester, Maryland 21619	Denton, Maryland 21629

Grasonville Branch (1)	Stevensville Branch (1)	Tuckahoe Branch (1)
202 Pullman Crossing	408 Thompson Creek Road	22151 WES Street
Grasonville, Maryland 21638	Stevensville, Maryland 21666	Ridgely, Maryland 21660

Washington Square Branch (1)	Felton Branch (2)	Milford Branch (2)
899 Washington Avenue	120 West Main Street	698-A North Dupont Boulevard
Chestertown, Maryland 21620	Felton, Delaware 19943	Milford, Delaware 19963

Camden Branch (1)	Dover Branch (1)	Arbutus Branch (1)
4580 South DuPont Highway	800 S. Governors Avenue	1101 Maiden Choice Lane
Camden, Delaware 19934	Dover, Delaware 19904	Baltimore, MD 21229

Elkridge Branch (1)	Owings Mills Branch (1)	Onley Branch (2)
6050 Marshalee Drive	9612 Reisterstown Road	25306 Lankford Highway
Elkridge, MD 21075	Owings Mills, MD 21117	Onley, VA 23418

Ocean City Branch (2)	Westgate Branch (1)	Annapolis Branch (1)
12905B Ocean Gateway	200 Westgate Circle	1917 West Street
Ocean City, MD 21842	Annapolis, MD 21401	Annapolis, MD 21401

Crofton Branch (2)	Edgewater Branch (2)	Glen Burnie Branch (1)
2151 Defense Highway	3083 Solomon’s Island Road	413 Crain Highway, S.E.
Crofton, MD 21114	Edgewater, MD 21037	Glen Burnie, MD 21061

Lothian Branch (2)	Severna Park Branch (2)
5401 Southern Maryland Boulevard	598 Benfield Road
Lothian, MD 20711	Severna Park, MD 21146
ATMs (standalone)
Memorial Hospital at Easton
219 South Washington Street
Easton, Maryland 21601

Offices
Division Office - Wye Financial Partners (2) 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown (2) 102 Sleepy Hollow Unit 204 Middletown, Delaware 19709	Loan Production Office – Ocean City (2) 9748 Stephen Decatur Highway Unit 104 Ocean City, Maryland 21842

Administrative Office (1) – 28969 Information Lane Easton, Maryland 21601	Administrative Office (1) – 23 South Harrison Street Easton, Maryland 21601	Mortgage Loan Office (2) – Greenbelt 5411 Ivy Lane Suite 5056 Greenbelt, MD 20770

Mortgage Loan Office (2) – Alexandria 218 N Lee Street Suite 300 Alexandria, VA 22314	Mortgage Loan Office (2) – Frederick 5291 Corporate Drive Suite 202 Frederick, MD 21703
(1)	Branch/Office is owned by Company
(2)	Branch/Office is leased by Company

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of March 15, 2022, the Company had approximately 1,872 registered holders of record.

Shareholders received quarterly cash dividends on shares of common stock totaling $6.6 million in 2021 and $6.0 million in 2020. Dividends increased from 2020 due to the issuance of the Company’s common stock in relation to the acquisition of Severn in the fourth quarter of 2021. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com .

www.broadridge.com

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2021, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
	and rights	warrants, and rights	securities reflected in
Plan Category	(a)	(b)	column (a)] ( c)
Equity compensation plans approved by security holders	—	—	579,822

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	579,822

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2022 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no unregistered sales of the Company’s stock during the fourth quarter of 2021.

The Company’s stock repurchase program that was approved in November 24, 2020, expired on December 31, 2021. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2021.

Item 6.      Reserved

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2021 to its financial condition at December 31, 2020 and the results of operations for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $15.37 million for 2021 and net income of $15.73 million for 2020. The basic and diluted income per share was $1.17 and $1.27 for fiscal year 2021 and 2020, respectively. When comparing net income for 2021 to 2020, earnings decreased due to higher noninterest expenses, which included merger-related expenses of $8.5 million related to the acquisition of Severn. Without these merger-related expenses, noninterest expense increased $9.9 million, among all expense categories except other real-estate owned expense and general legal and professional fees (non-merger related). However, in fiscal 2021 compared to fiscal 2020, the Company recorded increases in net interest income of $11.5 million, noninterest income of $2.7 million and a decrease in provision for credit losses of $4.3 million.

Total assets were $3.460 billion at December 31, 2021, a $1.5 billion, or 79.0%, increase when compared to $1.933 billion at the end of 2020.  The merger with Severn, added approximately $1.1 billion to total assets as of October 31, 2021. Excluding the day 1 value of acquired assets, total assets increased $406.8 million, or 21.0%, when compared to the end of 2020. This non-merger related growth in assets reflected increases in investment securities held to maturity of $214.6 million, interest-bearing deposits with other banks of $77.6 million, loans of $80.3 million and loans held for sale of $28.1 million, partially offset by a decrease in investment securities available for sale of $43.6 million.

Total deposits increased $1.326 billion, or 77.9%, when compared to December 31, 2020.  The merger with Severn, added approximately $955.3 million to total deposits as of October 31, 2021. Excluding these assumed deposits, total deposits increased $370.2 million, or 21.8%, when compared to the end of 2020. The significant movement into deposit accounts, excluding the deposits acquired from Severn, continues to be driven by new account openings and municipal deposit inflows.

Total stockholders’ equity increased $155.7 million, or 79.8%, when compared to December 31, 2020, primarily due to the acquisition of Severn. At December 31, 2021, the ratio of total equity to total assets was 10.14% and the ratio of total tangible equity to total tangible assets was 8.25%.

Small Business Administration’s Paycheck Protection Program

We established our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP were designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loans, by the SBA, is granted to the borrower if the borrower uses at least 60% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP did not require any collateral or personal guarantees, as such, these loans are included in the Company’s commercial loans segment. Between April 2020 and through the date the PPP program ended we processed 1,488 PPP loans for approximately $126.7 million, which has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor lines of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.

As of December 31, 2021, the Company had 227 PPP loans totaling $27.6 million that were outstanding, inclusive of loans issued pre-merger and those acquired from Severn. The Company had no COVID related loan deferrals as of December 31, 2021.

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

The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses, accounting for loans acquired in business combinations, and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchase credit-impaired (“PCI”) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

On a quarterly basis, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

PCI loans are not classified as nonperforming by the Company at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required for any deterioration in these loans in future periods.

Allowance for Credit Losses

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

Goodwill Impairment

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, and on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2021, the Company had banking and mortgage reporting unit.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The Notes to the Consolidated Financial Statements discuss the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2021 was $64.3 million. This represented a $11.5 million, or 21.9%, increase from 2020. The increase in net interest income when comparing 2021 to 2020 was primarily the result of higher average balances on earnings assets of $574.1 million, or 35.6% and lower rates paid on interest-bearing deposits of 30bps, partially offset by the addition of subordinated debt from the acquisition of Severn and a full year of legacy subordinated debt issued by the Company in the third quarter of 2020.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 2.94% for 2021 and 3.27% for 2020. The net interest margin decreased when comparing 2021 to 2020 primarily due to a decline in the average yields on total earning assets of 50bps, which was compounded by the significant increase in deposits, resulting in excess liquidity being invested in lower yielding assets. In addition, subordinated debt both issued by the Company in 2020 and acquired in the Severn merger, contributed $1.0 million in additional interest expense. Partially offsetting the decrease in average yields on earnings assets and subordinated debt, was a decline in the average rates paid on interest-bearing deposits of 30bps and the decrease in the average balance on long-term advances from the FHLB. The net interest spread, which is the difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities was 2.80% for 2021 and 3.05% for 2020.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the presented years ended December 31.

	2021			2020
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2), (3)	$1,568,468	$64,945	4.14%	$1,368,887	$56,561	4.13%
Investment securities:
Taxable	329,890	5,006	1.52	138,391	2,997	2.16
Interest-bearing deposits	286,765	368	0.13	103,726	260	0.25
Total earning assets	2,185,123	70,319	3.21%	1,611,004	59,818	3.71%
Cash and due from banks	19,838			18,042
Other assets	127,704			92,575
Allowance for credit losses	(15,068)			(11,624)
Total assets	$2,317,597			$1,709,997

Interest-bearing liabilities
Demand deposits	$450,399	633	0.14%	$343,848	903	0.26%
Money market and savings deposits	695,056	1,433	0.21	434,781	1,172	0.27
Certificates of deposit $100,000 or more	144,209	1,214	0.84	129,150	2,191	1.70
Other time deposits	151,429	1,181	0.78	148,823	2,174	1.46
Interest-bearing deposits	1,441,093	4,461	0.31	1,056,602	6,440	0.61
Securities sold under retail repurchase agreements and short-term FHLB advances	3,017	8	0.27	1,484	5	0.34
Advances from FHLB - long-term	1,671	10	0.60	3,934	113	2.87
Subordinated debt	27,528	1,560	5.67	8,617	522	6.06
Total interest-bearing liabilities	1,473,309	6,039	0.41%	1,070,637	7,080	0.66%
Noninterest-bearing deposits	574,531			431,319
Other liabilities	45,702			10,072
Stockholders’ equity	224,055			197,969
Total liabilities and stockholders’ equity	$2,317,597			$1,709,997

Net interest spread		$64,280	2.80%		$52,738	3.05%
Net interest margin			2.94%			3.27%

Tax-equivalent adjustment
Loans
Total
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21% for 2021 and 2020, exclusive of nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $150 thousand in 2021 and $141 thousand in 2020.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

On a tax-equivalent basis, total interest income was $70.3 million for 2021 compared to $59.8 million for 2020. The increase in interest income for 2021 compared to 2020 was primarily due to the increase in the average balance in earning assets of $574.1 million which was due to both the acquisition of Severn and organic growth in 2021. The interest on loans had the most significant impact on total interest income, which increased $8.4 million in 2021, due to the increase in the average balance of loans of $199.6 million, or 14.6%, combined with accretion income of approximately $628 thousand in relation to acquired loans. In addition, PPP loan forgiveness for the year 2021 also contributed to fees, net of costs, of $3.8 million in 2021 compared to $977 thousand in 2020. The increase in interest income on taxable investment securities and interest-bearing deposits was due to increases in their respective average balances of $191.5 million and $183.0 million, the result of excess liquidity and the acquisition of Severn during the fourth quarter of 2021. As a percentage of total average earning assets, loans, investment securities, and interest-bearing deposits were 71.8%, 15.1%, and 13.1%, respectively, for 2021. The comparable percentages for 2020 were 85.0%, 8.6%, and 6.4%, respectively.

Interest expense was $6.0 million for 2021 compared to $7.1 million for 2020. The decrease in interest expense for 2021 was primarily due to the decrease in the average rates paid on interest-bearing deposits, partially offset by a full year of legacy subordinated debt and the addition of subordinated debt acquired from Severn. During 2021, money market/savings deposits, demand deposits and certificates of deposit over $100 thousand experienced the most significant growth with increases in the average balances of $260.3 million, $106.6 million and $15.1 million, respectively, while the average rates paid on these deposits decreased 6, 12 and 86bps, respectively. The long-term advances from the FHLB declined in both the average balance and rates paid on these borrowings due to the payoff of these advances by the Company in April of 2020, partially offset by the addition of these borrowings from the acquisition of Severn, which are scheduled to mature in October of 2022.

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

	2021 over (under) 2020
	Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume
Interest income from earning assets:
Loans	$8,384	$137	$8,247
Taxable investment securities	2,009	(548)	2,557
Interest-bearing deposits	108	(172)	280
Total interest income	10,501	(583)	11,084

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	(270)	(493)	223
Money market and savings deposits	261	(310)	571
Time deposits	(1,970)	(2,302)	332
Securities sold under repurchase agreements
and short-term FHLB advances	3	(1)	4
Advances from FHLB - Long-term	(103)	(60)	(43)
Subordinated debt	1,038	(32)	1,070
Total interest expense	(1,041)	(3,198)	2,157
Net interest income	$11,542	$2,615	$8,927

Noninterest Income

Noninterest income increased $2.7 million, or 25.6%, in 2021 when compared to 2020. The increase in noninterest income was largely due to the addition of the mortgage division and Mid-Maryland title from Severn. The mortgage division added $948 thousand and Mid-Maryland contributed $247 thousand in 2021. In addition, the increase in noninterest income in 2021 included increases in debit card interchange fees of $958 thousand, service charges on deposit accounts of $557 thousand and trust and investment fee income of $323 thousand, partially offset by a decrease in the gains on sales and calls of investment securities of $345 thousand.

The following table summarizes our noninterest income from continuing operations for the presented years ended December 31.

	Years Ended		Change from Prior Year
			2021/ 20
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges on deposit accounts	$3,396	$2,839	$557	19.6%
Trust and investment fee income	1,881	1,558	323	20.7
Gains on sales and calls of investment securities	2	347	(345)	(99.4)
Interchange credits	3,964	3,006	958	31.9
Mortgage-banking revenue	948	—	948	100.0
Title Company revenue	247	—	247	100.0
Other noninterest income	3,060	2,999	61	2.0
Total	$13,498	$10,749	$2,749	25.6

Noninterest Expense

Noninterest expense excluding merger related expenses, increased $9.9 million, or 25.7%, when compared to the same period in 2020. The increase was mainly the result of increases in salaries and wages, employee related benefits, occupancy expense, data processing, amortization of intangible assets and FDIC insurance premium expense, which were all significantly impacted by adding Severn and its operations in the last two months of 2021. In addition, as previously mentioned, during 2021, the Company recorded merger-related expenses of $8.5 million due to the acquisition of Severn.

The Company had 454 full-time equivalent employees at December 31, 2021, and 287 full-time equivalent employees at December 31, 2020.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended		Change from Prior Year
			2021/ 20
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and wages	$21,222	$14,935	$6,287	42.1%
Employee benefits	7,262	6,461	801	12.4
Occupancy expense	3,690	2,919	771	26.4
Furniture and equipment expense	1,553	1,224	329	26.9
Data processing	5,001	4,288	713	16.6
Directors’ fees	620	504	116	23.0
Amortization of intangible assets	734	533	201	37.7
FDIC insurance premium expense	1,015	485	530	109.3
Other real estate owned expenses, net	4	56	(52)	(92.9)
Legal and professional fees	1,742	2,296	(554)	(24.1)
Merger related expenses	8,530	—	8,530	100.0
Other noninterest expenses	5,433	4,698	735	15.6
Total	$56,806	$38,399	$18,407	47.9

Income Taxes

The Company reported an income tax expense of $5.8 million for 2021, compared to an income tax expense of $5.3 million for 2020. The effective tax rate was 27.4% for 2021 and 25.3% for 2020. The Company’s effective tax rate increased in 2021 due to slightly higher pre-tax earnings,  nondeductible expenses related to the merger and the reapportionment of assets and revenue for state income tax purposes. Please refer to Note 18 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

The Company invests excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. However, in recent years, due to the significant increases in deposits, both organically and through acquisition, the amounts invested exceeded then current liquidity needs. Total interest-bearing deposits with other banks increased $396.4 million from $170.3 million at December 31, 2020 to $566.7 million at December 31, 2021. This significant increase was primarily due to the acquisition of Severn on October 31, 2021 which added $318.8 million in interest-bearing deposits with other banks. Organic growth in customer deposits, excluding the acquisition of Severn, which increased $370.2 million, or 21.8%, during 2021 when compared to 2020, also contributed to the increase in interest-bearing deposits with other banks.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on available for sale debt securities are reported net of related income taxes as accumulated other comprehensive income, a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2021, 23% of the portfolio was classified as available for sale and 77% as held to maturity. At December 31, 2020, 68% of the portfolio was classified as available for sale and 32% as held to maturity. Total investment securities increased $316.8 million from $210.3 million at December 31, 2020 to $527.1 million at December 31, 2021. The Bank acquired $146.3 million from the acquisition of Severn in the fourth quarter of 2021. Excluding acquired securities, the Bank purchased $255.5 million in securities in 2021, all of which were classified as held to maturity. The investment strategy remained relatively consistent when comparing 2021 to 2020 due to excess liquidity, which was partially utilized to purchase securities with higher average yields than current overnight Fed funds rate. The one exception to the investment strategy in 2021 was classifying new security purchases as held to maturity. This change in investment strategy was implement by management to avoid large unrealized losses in available for sale securities which are accounted for within accumulated other comprehensive income and the intention to hold such securities to maturity to avoid any realized losses. The larger percentage of securities designated as held to maturity reflects the amount that management believes is not needed to support our anticipated growth and liquidity needs.

Investment securities available for sale were $117.0 million at the end of 2021 and $139.6 million at the end of 2020. The Bank did not purchase any available for sale securities in 2021 and purchased $73.5 million in available for sale securities in 2020. During 2020, the Bank purchased thirteen mortgage-backed securities and four government agency bonds aggregating $55.4 million and $18.0 million, respectively. At year-end 2021, 19.1% of the available for sale securities in the portfolio were U.S. Government agencies, 79.2% of the securities were mortgage-backed securities and 1.7% were corporate bonds, compared to 16.9%, 83.1% and 0%, respectively, at year-end 2020. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity amounted to $404.6 million at the end of 2021 and $65.7 million at the end of 2020. The Bank purchased $255.5 million in held to maturity securities in 2021 and $57.2 million for 2020. During 2021, the Bank purchased thirty-two mortgage-backed securities totaling $177.1 million, fifteen government agency bonds totaling $75.9 million and two subordinated debt instruments from other banks amounting to $2.5 million. In 2020, the Bank purchased six mortgage-backed securities totaling $27.4 million, five government agency bonds amounting to $17.7 million and seven subordinated debt instruments from other banks amounting to $12.1 million. At year-end 2021, 21.5% of the held to maturity securities in the portfolio were U.S. Government agencies, 74.8% of the securities were mortgage-backed securities, 3.6% were subordinated debt instruments and less than 1% were community reinvestment bonds. At year-end 2020, 28.7% of the held to maturity securities in the portfolio were U.S. Government agencies, 41.5% of the securities were mortgage-backed securities, 29.2% of the securities were subordinated debt instruments and less than 1% were community reinvestment bonds.

The following tables set forth the weighted average yields by maturity category of the bond investment portfolio as of December 31.

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years
	Average	Average	Average	Average
(Dollars in thousands)	Yield	Yield	Yield	Yield
2021
Available for sale:
U.S. Government agencies	—%	1.46%	1.13%	1.73%
Mortgage-backed	1.60	1.68	1.94	0.83
Other Debt Securities	—	—	2.95	—
Total available for sale	1.60	1.66	1.64	0.85

Held to maturity:
U.S. Government agencies	—%	1.05%	1.26%	1.79%
Mortgage-backed	—	(1.01)	0.43	1.54
States and political subdivisions[1]	5.20	—	—	—
Other Debt Securities	2.68	6.50	4.21	—
Total held to maturity	3.03	1.74	1.27	1.55
1	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years
	Average	Average	Average	Average
(Dollars in thousands)	Yield	Yield	Yield	Yield
2020
Available for sale:
U.S. Government agencies	1.50%	—%	1.20%	—%
Mortgage-backed	—	1.57	2.11	1.61
Total available for sale	1.50	1.57	1.82	1.61

Held to maturity:
U.S. Government agencies	—%	—%	0.91%	1.84%
Mortgage-backed	—	—	—	1.34
States and political subdivisions[2]	—	3.02	—	—
Other Debt Securities	—	2.68	4.51	—
Total held to maturity	—	3.02	3.06	1.45
2	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

Loans Held for Sale

We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At December 31, 2021, the fair value of loans held for sale amounted to $37.7 million. At December 31, 2020, the Company had no loans held for sale.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment

The loan portfolio is the primary source of our income. Loans totaled $2.1 billion at December 31, 2021, an increase of $664.9 million, or 45.7%, from year end 2020.

The following table represents the composition of the Company’s loan portfolio for the presented years ended December 31.

	2021			2020
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans	Total Loans
Construction	$145,151	$94,202	$239,353	$106,760
Residential real estate	469,863	184,906	654,769	443,542
Commercial real estate	679,816	216,413	896,229	661,232
Commercial	128,485	47,332	175,817	88,499
Consumer	124,496	951	125,447	31,466
Total loans excluding PPP loans	1,547,811	543,804	2,091,615	1,331,499
PPP loans	18,371	9,189	27,560	122,757
Total loans	$1,566,182	$552,993	$2,119,175	$1,454,256
Allowance for credit losses			(13,944)	(13,888)
Total loans, net			$2,105,231	$1,440,368

The acquisition of Severn, added $584.6 million in total loans as of the acquisition date, of which $553.0 million in total loans remained outstanding as of December 31, 2021. Excluding these loans and legacy PPP loans, total legacy loans increased $216.3 million, or 16.2% when compared to December 31, 2020. At December 31, 2021 and December 31, 2020, PPP loans accounted for $27.6 million and $122.8 million of total loans, respectively. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in consumer loans of $93.0 million, or 295.7%, commercial loans of $40.0 million, or 45.2%, construction loans of $38.4 million, or 36.0%, residential real estate loans of $26.3 million, or 5.9% and commercial real estate loans of $18.6 million, or 2.8% at December 31, 2021 compared to December 31, 2020. At December 31, 2021, the legacy loan portfolio, excluding PPP loans was comprised of 43.9% commercial real estate, 30.4% residential real estate, 9.4% construction, 8.3% commercial and 8.0% consumer. That compares to 49.7%, 33.3%, 8.0%, 6.6% and 2.4, respectively, at December 31, 2020. At December 31, 2021, 72.6% of the loan portfolio had fixed interest rates and 27.4% had adjustable interest rates, compared to 78.8% and 21.2%, respectively, at December 31, 2020. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. We do not engage in foreign or subprime lending activities.

The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2021.

		Maturing after	Maturing after
	Maturing	one but within	five but within	Maturing after
(Dollars in thousands)	within one year	five years	fifteen years	fifteen years	Total
Construction	$138,225	$55,360	$40,336	$5,432	$239,353
Residential real estate	29,777	96,309	177,044	351,639	654,769
Commercial real estate	54,857	282,475	432,647	126,250	896,229
Commercial	19,935	110,593	52,073	20,776	203,377
Consumer	918	34,729	22,711	67,089	125,447
Total	$243,712	$579,466	$724,811	$571,186	$2,119,175
Rate terms:
Fixed-interest rate loans	$171,937	$512,341	$595,630	$258,732	$1,538,640
Adjustable-interest rate loans	71,775	67,125	129,181	312,454	580,535
Total	$243,712	$579,466	$724,811	$571,186	$2,119,175

Liabilities

Deposits

The Bank uses deposits primarily to fund loans and to purchase investment securities. Total deposits increased from $1.70 billion at December 31, 2020 to $3.03 billion at December 31, 2021. The Severn acquisition added approximately $955.3 million to total deposits as of October 31, 2021. Excluding these deposits, total deposits increased $370.2 million, or 23.7%, when compared to December 31, 2020. The increase in deposit products consisted of the following: demand/money market/savings deposits of $464.4 million and other time deposits of $9.4 million. Noninterest-bearing deposits decreased $71.5 million.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2021		2020
Noninterest-bearing demand	$574,531	28.5%	$431,319	29.0%
Interest-bearing deposits
Demand	450,399	22.3	343,848	23.1
Money market and savings	695,056	34.5	434,781	29.2
Certificates of deposit, $100,000 to $249,999	93,898	4.7	88,934	6.0
Certificates of deposit, $250,000 or more	50,311	2.5	40,216	2.7
Other time deposits	151,429	7.5	148,823	10.0
Total	$2,015,624	100.0%	$1,487,921	100.0%

The increase in average balances in 2021 was significantly impacted by the addition of acquired Severn deposits in the fourth quarter of 2021. Average interest-bearing deposits increased $384.5 million, or 36.4%, in 2021, compared to an increase of $139.0 million, or 15.1%, in 2020. Average noninterest-bearing deposits increased $143.2 million, or 33.2%, in 2021, compared to an increase of $82.7 million, or 23.7%, in 2020. Deposits provided funding for approximately 92.2% and 92.4% of average earning assets for 2021 and 2020, respectively.

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2021.

(Dollars in thousands)		Uninsured
Three months or less	$10,391	$3,391
Over three through 6 months	11,552	5,302
Over 6 through 12 months	30,683	9,933
Over 12 months	25,399	6,149
Total	$78,025	$24,775

Total estimated uninsured deposits amounted to $974.8 million and $353.1 million at December 31, 2021 and December 31, 2020, respectively.

Securities Sold Under Retail Repurchase Agreements

Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. At December 31, 2021 and December 31, 2020, the Company had $4.1 million and $1.1 million, respectively, in securities sold under retail repurchase agreements

Long-Term Advances from FHLB

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The acquisition of Severn added $10.1 million in long-term FHLB borrowings outstanding at the end of 2021, which carried an interest rate of 2.19%, with a maturity date of October 2022. There were no long-term FHLB borrowings at the end of 2020.

Subordinated Debt

Legacy

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain accredited purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company has used the net proceeds of the offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory capital purposes. The Notes bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.6 million is presented net of unamortized issuance costs of $448 thousand at December 31, 2021.

Acquired from Severn

On October 31, 2021, the Company acquired from the Severn merger, Junior Subordinated Debt Securities due in 2035 (“2035 Debentures”) which had an outstanding principal balance of $20.6 million. The debt balance of $18.2 million is presented net of a fair value adjustment on the date of acquisition of $2.4 million at December 31, 2021.

The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures are currently redeemable, in whole or in part, by the Company. U.S. regulators have directed banks to cease offering new LIBOR-based products after December 31, 2021. Existing LIBOR contracts, per above, can continue to be serviced through the June 30, 2023 cessation date; however, Wells Fargo will be working with customers to move to an ARR in advance of LIBOR cession, where possible.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2021, we were current on all interest due on the 2035 Debentures.

Capital Resources Management

Total stockholders’ equity was $350.7 million at December 31, 2021, compared to $195.0 million at December 31, 2020. The increase in stockholders’ equity in 2021 was primarily due to the acquisition of Severn which added $148.8 million to common stock and additional paid in capital, partially offset by common stock repurchases in the first quarter of 2021. The ratio of period-end equity to total assets was 10.14% for 2021, as compared to 10.09% for 2020.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2021, the portion of the investment portfolio designated as “available for sale” had a net unrealized holding gain, net of tax, of $56 thousand compared to net unrealized holding gain, net of tax, of $1.5 million at December 31, 2020.

The  Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the  Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule currently applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $3 billion. The Company had total consolidated assets of more than $3 billion as of December 31, 2021, due to the acquisition of Severn in the fourth quarter of 2021. As such, the Company was required to comply with the consolidated capital requirements for the first quarterly report date following the effective date of the business combination as its total assets exceeded $3 billion.

As of December 31, 2021, the Bank and Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31.

					Minimum
					Regulatory
					Requirements
(Dollars in thousands)	2021	2020			for 2021
Common equity Tier 1 capital	$279,681	$	N/A
Tier 1 capital	279,681		N/A
Tier 2 capital	57,015		N/A
Total risk-based capital	336,696		N/A
Net risk-weighted assets	2,191,557		N/A
Adjusted average total assets	2,966,412		N/A
Risk-based capital ratios:
Common equity Tier 1	12.76%		N/A	%	7.00*
Tier 1	12.76		N/A		8.50*
Total capital	15.36		N/A		10.50*
Tier 1 leverage ratio	9.43		N/A		4.00
*	includes phased in capital conservation buffer of 2.50%

See Note 20 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Bank (December 31, 2021 and 2020) and Company (December 2021).

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

The allowance for credit losses is comprised of three parts: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. The specific allowance is established against impaired loans until charge offs are made. Loans are considered impaired when it is probable that the Company will not collect all principal and interest payments according to the loan’s contractual terms when due. The qualitative formula allowance is determined based on management’s assessment of industry trends, economic factors in the markets in which we operate, as well as other portfolio related factors. The determination of the qualitative formula allowance involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in our historical loss factors.

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

The historical formula allowance is used to estimate the loss on internally risk-rated loans, exclusive of those identified as impaired. Loans are grouped by type (construction, residential real estate, commercial real estate, commercial or consumer). Each loan type is assigned allowance factors based on management’s estimate of the risk, within a particular category using average historical charge-offs by segment over the last 16 quarters.

The qualitative formula allowance is used to estimate the losses on loans stemming from more global factors such as delinquencies, loss history, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, the quality of the loan review system and the effect of external factors that would cause current estimated losses to deviate from the historical loss experience. Loans that are identified as pass-watch, special mention, substandard and doubtful are considered to have elevated credit risk. These loans are assigned higher allowance factors than favorably rated loans due to management’s concerns regarding collectability or management’s knowledge of particular elements regarding the borrower.

As seen in the table below, the provision for credit losses was $(358) thousand for 2021 and $3.9 million for 2020. The reversal in the provision for credit losses for 2021 was the result of recoveries in 2021 compared to charge-offs in 2020 and the reduction of qualitative factors established in 2020 related to the COVID-19 pandemic. Net loan recoveries totaled $414 thousand in 2021, compared to net loan charge-offs of $519 thousand in 2020.

The allowance for credit losses was $13.9 million, or 0.93% of period end loans, excluding PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest, at December 31, 2021, compared to an allowance of $13.9 million, or 1.09% of period end loans, excluding PPP loans and acquired loans from Northwest with associated purchase discount mark at December 31, 2020. The primary drivers for the decrease in the percentage of the allowance for credit losses to total period end loans were improved credit quality and the reduced impact of qualitative factors related to the pandemic. The ratio of net (recoveries) charge-offs to average loans was (0.03)% for 2021, compared to 0.04% for 2020.

The overall credit quality improved in 2021 compared to 2020 primarily due to a reduction in nonaccrual loans of $3.5 million and loans 90 days and still accruing of $296 thousand, partially offset by an increase in OREO of $532 thousand. In addition, accruing TDRs declined $1.3 million when comparing 2021 to 2020 which reflects continued workout efforts on outstanding problem loans. When comparing 2021 to 2020 loan risk categories, substandard and special mention loans decreased $8.1 million and $3.3 million, respectively. The decrease in substandard and special mention loans was primarily due to property sales, payoffs and credit risk rating upgrades during 2021. Pass/Watch loans increased $12.0 million during 2021 when compared to 2020 primarily due to pass/watch loans acquired from Severn. These loans consisted of hospitality, restaurants, retail stores and other commercial loans. Management will continue to monitor and charge off nonperforming assets as rapidly as possible, and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the presented years ended December 31.

	2021			2020
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$150,669	$278	(0.18)%	$108,266	$17	(0.02)%
Residential real estate	503,794	82	(0.02)	438,329	10	-
Commercial real estate	645,595	114	(0.02)	610,296	(600)	0.10
Commercial	188,420	(42)	0.02	185,343	36	(0.02)
Consumer	79,990	(18)	0.02	26,652	18	(0.07)
Total		$414	(0.03)%		$(519)	0.04%

Average loans outstanding during the period	$1,568,468			$1,368,887

	2021	2020
Allowance for credit losses at period end as a percentage of total period end loans (1)	0.66%	0.95%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.93%	1.09%
Allowance for credit losses at period end as a percentage of average loans (3)	0.89%	1.01%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	695.81%	254.59%
(1)	As of December 31, 2021 and December 31, 2020, these ratios included all loans held for investment, including PPP loans of $27.6 million and $122.8 million, respectively.
(2)	As of December 31, 2021 and December 31, 2020, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	As of December 31, 2021 and December 31, 2020, these ratios included all loans held for investment, including PPP loans of $85.5 million and $85.6 million, respectively.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the presented years ended December 31.

	2021		2020
		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction	$2,454	11.3%	$1,937	7.3%
Residential real estate	2,858	30.9	3,338	30.5
Commercial real estate	4,598	42.3	5,872	45.5
Commercial	2,070	9.6	2,089	14.5
Consumer	1,964	5.9	652	2.2
Total	$$13,944	100.0%	$$13,888	100.0%

At December 31, 2021, nonperforming assets were $3.0 million, a decrease of $3.2 million, or 51.4%, when compared to December 31, 2020. The decrease in nonperforming assets was due to diligent workout efforts by the Company to reduce nonaccrual loans and loans 90 days past due and still accruing, partially offset by an increase in other real estate owned properties which was significantly impacted by the acquisition of OREO from Severn. Accruing TDRs were $5.7 million at December 31, 2021, a decrease of $1.3 million, or 19.0%, when compared to December 31, 2020. At December 31, 2021, the ratio of nonaccrual loans to total assets was 0.06%, a decrease from 0.28% at December 31, 2020. The ratio of accruing TDRs to total assets at December 31, 2021 was 0.16% improving from 0.36% at December 31, 2020.

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

The following table summarizes our nonperforming assets and accruing TDRs for the years ended December 31.

(Dollars in thousands)	2021	2020
Nonperforming assets
Nonaccrual loans	$2,004	$5,455
Total loans 90 days or more past due and still accruing	508	804
Other real estate owned	532	—
Total nonperforming assets	$3,044	$6,259

Total accruing TDRs	$5,667	$6,997

As a percent of total loans:
Nonaccrual loans	0.09%	0.38%
Accruing TDRs	0.27%	0.48%
Nonaccrual loans and accruing TDRs	0.36%	0.86%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.14%	0.43%
Nonperforming assets and accruing TDRs	0.41%	0.91%

As a percent of total assets:
Nonaccrual loans	0.06%	0.28%
Nonperforming assets	0.09%	0.32%
Accruing TDRs	0.16%	0.36%
Nonperforming assets and accruing TDRs	0.25%	0.69%

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

The following tables present the projected change in the Bank’s net interest income and EVE at December 31, 2021 and 2020 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	40%	30%	20%	10%	(10)%	(20)%
December 31, 2021	23.5%	18.0%	12.6%	6.7%	(7.0)%	(10.6)%
December 31, 2020	23.5%	18.1%	12.6%	6.9%	(3.9)%	(4.8)%

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	25%	20%	15%	10%	(20)%	(35)%
December 31, 2021	(2.1)%	(0.5)%	1.0%	1.1%	(10.9)%	(23.0)%
December 31, 2020	13.9%	12.0%	10.0%	6.9%	(16.7)%	(18.5)%

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

Inflation

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly.

Off-Balance Sheet Arrangements

Credit Commitments

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further information about these arrangements is provided in Note 23 to the Consolidated Financial Statements.

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Derivatives

We maintain and account for derivatives, in the form of interest rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of to be announced (“TBA”) securities, which are forward contracts, as well as loan level commitments, on a limited basis, in the form of best efforts and mandatory forward contracts. Mandatory forward contracts are also considered derivatives. Best efforts forward contracts are not derivatives, however, we have elected to measure and report these commitments at fair value. These assets and liabilities are included in the Consolidated Statements of Financial Condition in other assets and accrued expenses and other liabilities, respectively. See Note 15 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information on our derivatives.

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $363.7 million from the FHLB as of December 31, 2021.

At December 31, 2021, our loan to deposit ratio was approximately 70.0%, lower than the 85.5% at year-end 2020.  This decrease is the result of our excess liquidity position due to our deposits increasing $1.33 billion, or 77.9%, since year end 2020. Investment securities available for sale totaling $117.0 million at the end of 2021 were available for the management of liquidity and interest rate risk, subject to certain pledging requirements, which can be easily transitioned to held to maturity securities. The comparable amount was $139.6 million at December 31, 2020. Cash and cash equivalents were $583.6 million at December 31, 2021, an increase of $396.7 million, or 212.2%, compared to the $186.9 million at year-end 2020, which reflects the increase in deposits during 2021. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the operations of Severn Bancorp, Inc. and its subsidiaries (“Severn”) from its assessment of internal control over financial reporting as of December 31, 2021.   As described in Note 2 to the Consolidated Financial Statements, the Company acquired Severn on October 31, 2021. As of and for the year ended December 31, 2021, the assets and revenue attributable to the acquisition of Severn represented approximately 30% and 8% of the Company’s consolidated assets and consolidated revenues, respectively. See "Note 2. Business Combination" for further discussion of the merger and its impact on the Company’s consolidated financial statements.

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

March 31, 2022

/s/ Lloyd L. Beatty, Jr.	/s/ Edward C. Allen
Lloyd L. Beatty, Jr.	Edward C. Allen
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Shore Bancshares, Inc.

Easton, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Formula Allowance

As described in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans and Allowance for Credit Losses) to the consolidated financial statements, the Company maintains an allowance for credit losses to provide for probable losses inherent in the loan portfolio, which totaled $13,944,000 at December 31, 2021. The Company’s allowance for credit losses consists of three components: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. For loans that are not individually evaluated for impairment, the qualitative formula allowance uses certain qualitative factors to develop loss percentages which are applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative formula allowance is determined based on management’s continuing evaluation of internal and external factors (described in Note 1), which may impact the underlying quality of the loan portfolio.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s processes for evaluating qualitative factors, including the development of the data inputs used.
•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative formula allowance, which included:

•Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

•	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.

•Evaluating the qualitative factors for directional consistency and for reasonableness.

•Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

Business Combinations – Fair Value of Acquired Loans

As described in Note 1 (Summary of Significant Accounting Policies) and Note 2 (Business Combination) to the consolidated financial statements, the Company completed its acquisition of Severn Bancorp, Inc. on October 31, 2021, for total consideration valued at approximately $169.8 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans. As disclosed by management, determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded. We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s processes for valuing the acquired loan portfolio, including the underlying methods and assumptions used.

•Substantively testing management’s process, including:

•

Using our own valuation specialist to assess the Company’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.

•

Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.

•	Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2017.

Winchester, Virginia

March 31, 2022

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

	December 31,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS
Cash and due from banks	$16,919	$16,666
Interest-bearing deposits with other banks	566,694	170,251
Cash and cash equivalents	583,613	186,917
Investment securities:
Available-for-sale, at fair value	116,982	139,568
Held to maturity, at amortized cost - fair value of $401,524 (2021) and $65,828 (2020)	404,594	65,706
Equity securities, at fair value	1,372	1,395
Restricted securities	4,159	3,626

Loans held for sale, at fair value	37,749	—

Loans	2,119,175	1,454,256
Less: allowance for credit losses	(13,944)	(13,888)
Loans, net	2,105,231	1,440,368

Premises and equipment, net	51,624	24,924
Goodwill	63,421	17,518
Other intangible assets, net	7,535	1,719
Other real estate owned, net	532	—
Mortgage servicing rights	4,087	—
Right-of-use assets	11,370	4,795
Other assets	67,867	46,779
TOTAL ASSETS	$3,460,136	$1,933,315

LIABILITIES
Deposits:
Noninterest-bearing	$927,497	$509,091
Interest-bearing	2,098,739	1,191,614
Total deposits	3,026,236	1,700,705

Securities sold under retail repurchase agreements	4,143	1,050
Advances from FHLB - long-term	10,135	—
Subordinated debt	42,762	24,429
Total borrowings	57,040	25,479

Lease liabilities	11,567	4,874
Other liabilities	14,600	7,238
TOTAL LIABILITIES	3,109,443	1,738,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,807,533 (2021) and 11,783,380 (2020)	198	118
Additional paid in capital	200,473	52,167
Retained earnings	149,966	141,205
Accumulated other comprehensive income	56	1,529
TOTAL STOCKHOLDERS' EQUITY	350,693	195,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,460,136	$1,933,315

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except per share data)	2021	2020
INTEREST INCOME
Interest and fees on loans	$64,795	$56,420
Interest and dividends on investment securities:
Taxable	5,006	2,997
Interest on deposits with other banks	368	260
Total interest income	70,169	59,677

INTEREST EXPENSE
Interest on deposits	4,461	6,440
Interest on short-term borrowings	8	5
Interest on long-term borrowings	1,570	635
Total interest expense	6,039	7,080

NET INTEREST INCOME	64,130	52,597
Provision for credit losses	(358)	3,900

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	64,488	48,697

NONINTEREST INCOME
Service charges on deposit accounts	3,396	2,839
Trust and investment fee income	1,881	1,558
Gains on sales and calls of investment securities	2	347
Interchange credits	3,964	3,006
Mortgage-banking revenue	948	—
Title Company revenue	247	—
Other noninterest income	3,060	2,999
Total noninterest income	13,498	10,749

NONINTEREST EXPENSE
Salaries and wages	21,222	14,935
Employee benefits	7,262	6,461
Occupancy expense	3,690	2,919
Furniture and equipment expense	1,553	1,224
Data processing	5,001	4,288
Directors' fees	620	504
Amortization of other intangible assets	734	533
FDIC insurance premium expense	1,015	485
Other real estate owned expenses, net	4	56
Legal and professional fees	1,742	2,296
Merger-related expenses	8,530	—
Other noninterest expenses	5,433	4,698
Total noninterest expense	56,806	38,399

Income before income taxes	21,180	21,047
Income tax expense	5,812	5,317

NET INCOME	$15,368	$15,730
Earnings per common share - Basic and diluted
Basic and diluted net income per common share	$1.17	$1.27

Dividends paid per common share	$0.48	$0.48

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(In thousands)	2021	2020
Net income	$15,368	$15,730

Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on available-for-sale-securities	(2,027)	2,151
Tax effect	554	(581)

Reclassification of (gains) recognized in net income	—	(347)
Tax effect	—	88

Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	15
Tax effect	—	(4)
Total other comprehensive (loss) income	(1,473)	1,322
Comprehensive income	$13,895	$17,052

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2021	$118	$52,167	$141,205	$1,529	$195,019

Net income	—	—	3,998	—	3,998

Other comprehensive (loss)	—	—	—	(782)	(782)

Retirement of common stock	—	(819)	—	—	(819)

Stock-based compensation	—	97	—	—	97

Cash dividends declared	—	—	(1,409)	—	(1,409)

Balances, March 31, 2021	$118	$51,445	$143,794	$747	$196,104

Net Income	—	—	4,031	—	4,031

Other comprehensive (loss)	—	—	—	(141)	(141)

Stock-based compensation	—	99	—	—	99

Cash dividends declared	—	—	(1,411)	—	(1,411)

Balances, June 30, 2021	$118	$51,544	$146,414	$606	$198,682

Net Income	—	—	4,616	—	4,616

Other comprehensive (loss)	—	—	—	(378)	(378)

Stock-based compensation	—	91	—	—	91

Exercise of options, net of shares surrendered	—	6	—	—	6

Cash dividends declared	—	—	(1,410)	—	(1,410)

Balances, September 30, 2021	$118	$51,641	$149,620	$228	$201,607

Net Income	—	—	2,723	—	2,723

Other comprehensive (loss)	—	—	—	(172)	(172)

Severn Bank acquisition - 8,053,088 shares	80	148,741	—	—	148,821

Stock-based compensation	—	91	—	—	91

Cash dividends declared	—	—	(2,377)	—	(2,377)

Balances, December 31, 2021	$198	$200,473	$149,966	$56	$350,693

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2020	$125	$61,045	$131,425	$207	$192,802

Net Income	—	—	3,118	—	3,118

Other comprehensive income	—	—	—	1,251	1,251

Stock-based compensation	—	61	—	—	61

Vesting of restricted stock, net of shares surrendered	—	(39)	—	—	(39)

Cash dividends declared	—	—	(1,499)	—	(1,499)

Balances, March 31, 2020	$125	$61,067	$133,044	$1,458	$195,694

Net Income	—	—	5,335	—	5,335

Other comprehensive income	—	—	—	546	546

Stock-based compensation	—	62	—	—	62

Cash dividends declared	—	—	(1,503)	—	(1,503)

Balances, June 30, 2020	$125	$61,129	$136,876	$2,004	$200,134

Net Income	—	—	3,391	—	3,391

Other comprehensive (loss)	—	—	—	(100)	(100)

Retirement of common stock	(3)	(3,106)	—	—	(3,109)

Stock-based compensation	—	67	—	—	67

Cash dividends declared	—	—	(1,502)	—	(1,502)

Balances, September 30, 2020	$122	$58,090	$138,765	$1,904	$198,881

Net Income	—	—	3,886	—	3,886

Other comprehensive (loss)	—	—	—	(375)	(375)

Retirement of common stock	(4)	(5,999)	—	—	(6,003)

Stock-based compensation	—	73	—	—	73

Exercise of options, net of shares surrendered	—	3	—	—	3

Cash dividends declared	—	—	(1,446)	—	(1,446)

Balances, December 31, 2020	$118	$52,167	$141,205	$1,529	$195,019

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	For Year Ended
	December 31,
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,368	$15,730
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net accretion of acquisition accounting estimates	(440)	(330)
Provision for credit losses	(358)	3,900
Depreciation and amortization	3,086	2,476
Net amortization of securities	1,579	513
Amortization of debt issuance costs	123	40
(Gain) on mortgage banking activities	(918)	—
Proceeds from sale of mortgage loans held for sale	15,562	—
Originations of loans held for sale	(42,199)	—
Stock-based compensation expense	378	263
Deferred income tax expense (benefit)	278	(2,185)
(Gains) on sales and calls of securities	(2)	(347)
Losses on valuation adjustments on mortgage servicing rights	59	—
Losses on sales and disposals of premises and equipment	4	41
Losses on sales and valuation adjustments on other real estate owned	2	56
Fair value adjustment on equity securities	40	(28)
Bank owned life insurance income	(1,090)	(917)
Net changes in:
Accrued interest receivable	2,145	(3,161)
Other assets	(3,045)	(255)
Accrued interest payable	(5)	317
Other liabilities	1,930	2,317
Net cash (used in) provided by operating activities	(7,503)	18,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	40,656	45,329
Proceeds from sales and calls of investment securities available for sale	—	13,019
Purchases of investment securities available for sale	—	(73,450)
Proceeds from maturities and principal payments of investment securities held to maturity	40,274	244
Purchases of securities held to maturity	(255,514)	(57,186)
Purchases of equity securities	(17)	(25)
Net change in loans	(79,771)	(205,901)
Purchases of premises and equipment	(3,450)	(2,375)
Proceeds from sales of premises and equipment	—	2
Proceeds from sales of other real estate owned	—	18
Net redemption of restricted securities	437	564
Purchases of bank owned life insurance	(10,203)	(319)
Cash acquired in the acquisition of Severn, net of cash paid	305,781	—
Net cash provided by (used in) investing activities	38,193	(280,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	35,821	152,473
Interest-bearing deposits	334,512	207,008
Short-term borrowings	3,093	(176)
Long-term borrowings	—	(15,000)
Proceeds from the issuance of subordinated debt, net of issuance costs	—	24,389
Common stock dividends paid	(6,607)	(5,950)
Retirement of common stock	(819)	(9,112)
Repurchase of shares for tax withholding on exercised options and vested restricted stock	—	(39)
Stock options exercised, net of shares surrendered	6	3
Net cash provided by financing activities	366,006	353,596
Net increase in cash and cash equivalents	396,696	91,946
Cash and cash equivalents at beginning of period	186,917	94,971
Cash and cash equivalents at end of period	$583,613	$186,917

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

Supplemental cash flows information:
Interest paid	$6,007	$6,833
Income taxes paid	$6,253	$7,935
Lease liabilities arising from right-of-use assets	$1,383	$605
Unrealized (loss) gain on securities available for sale	$(2,027)	$1,804
Transfers from loans to other real estate owned	$205	$—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	$—	$15

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

Nature of Operations

The Company engages in the banking business through Shore United Bank, N.A., a Maryland commercial bank with trust powers. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services located in Maryland, Delaware and the Eastern Shore of Virginia. The Company engages in the trust services business through the trust department at Shore United Bank, N.A. under the trade name Wye Financial Partners and conducts secondary market lending activities through a division of the Bank. The Title Company engages in title work related to real estate transactions.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the determination of the allowance for loan losses, loans acquired in business combinations, and the subsequent evaluation of goodwill for impairment.

Loans Acquired in a Business Combination

Loans acquired in a business combination, such as the Company’s acquisition of Severn, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. On a quarterly basis, the Company evaluates its estimate of cash flows expected to be collected.  Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans.  Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at it’s carrying amount.

PCI loans are not classified as nonperforming loans by the Company at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required in future periods for any deterioration in these loans in future periods.

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

Loans Held for Sale (“LHFS”)

The Company has elected to carry its mortgage loans originated for sale at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third-party pricing models. Gains and losses on loan sales are determined using specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statements of Income. LHFS are sold either with the mortgage servicing rights (“MSRs”) released or retained by the Bank.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The Company measures servicing rights at fair value at each reporting date and records the changes in fair value of servicing assets in earnings in the period in which the changes occur.  These gains or losses are included in mortgage banking revenue in the Consolidated Statements of Income.  Servicing fee income is also recorded in the mortgage banking revenue line item.

Transfers of LHFS

In accordance with FASB guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge against mortgage-banking revenue.

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

The allowance for credit losses is an estimate of the probable losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Topic 450, “ Contingencies ”, of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC Topic 310, “ Receivables ”, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market. Management uses many factors to estimate the inherent loss that may be present in our loan portfolio as discussed further below. Actual losses could differ significantly from management’s estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

Mergers and Acquisitions

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on internal or third-party valuations, such as appraisals, valuations based on discounted cash flow analyses, or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the consolidated statements of income classified within the noninterest expenses caption.

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

If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2021, the Company had one reporting unit and two operating segments (i.e., the Bank and Mortgage Banking division).

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized using an accelerated method over their estimated useful lives, which range from 7 to 10 years.

During 2021 and 2020, goodwill and other intangible assets were subjected to assessments for impairment. No impairment charges were recognized in either year. Our assessment of goodwill concluded it was not more likely that not that the fair value of the Company's reporting units were less than their carrying amount.

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

Subordinated Debt

Subordinated debt is carried at its outstanding principal balance, net of any unamortized issuance costs. For additional information on the Company’s subordinated debt, refer to Note 12 of the Consolidated Financial Statements.

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

The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2018.

Derivative Financial Instruments and Hedging

We account for derivatives in accordance with FASB literature on accounting for derivative instruments and hedging activities. When we enter into a derivative contract, we designate the derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLC”) or (“IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, rate, or price.

We designate at inception whether a derivative contract is considered hedging or non-hedging. All of our derivatives are nonexchange traded contracts, and as such, their fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgement or estimation.

For qualifying hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We primarily utilize derivatives to manage interest rate sensitivity.

At December 31, 2021, we did not have any designated hedges.

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

Cash and Cash Equivalents

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Certain interest-bearing deposits with banks may exceed balances that are recoverable under Federal Deposit Insurance (“FDIC”) insurance. Balances in excess of FDIC insurance at December 31, 2021 were approximately $41.7 million.

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

Fair Value

The Company measures certain financial assets and liabilities at fair value, with the measurements made on a recurring or nonrecurring basis. Financial instruments measured at fair value on a recurring basis are investment securities available for sale equity securities with readily determinable fair values, loans held for sale, IRLCs, forward sale commitments, and MSRs. Impaired loans and other real estate owned are financial instruments measured at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs, reducing subjectivity. See Note 22 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $339 thousand for the year ended December 31, 2021 and $331 thousand for the year ended December 31, 2020.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities net of any gains recognized from the sale of available-for-sale securities and the amortization of unrealized losses on securities transferred from AFS to HTM. There were no reclassifications from accumulated other comprehensive income in 2021. In 2020, the amount reclassified out of accumulated comprehensive income was a gain on available-for-sale securities of $347 thousand. The related tax effect for the reclassification was $88 thousand.

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

ASU No. 2020-04 – In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 24 loans or 4.7% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

Recent Adopted Accounting Developments

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

NOTE 2. BUSINESS COMBINATION

On October 31, 2021 (“Acquisition Date”), the Company completed the acquisition of Severn Bancorp, Inc. (“Severn”), a Maryland charted commercial bank, in accordance with the definitive agreement that was entered into on March 3, 2021, by and among the Company and Severn. The primary reasons for the Company to acquire Severn was to access and deploy excess capital and deposits into a high growth market, while also enhancing scale to drive efficiency and profitability. Additionally, this transaction will create a competitive position in the Columbia/Baltimore/Towson MSA, while filling in our current market footprint. In connection with the completion of the merger, former Severn shareholders received 0.6207 shares of Shore common stock and $1.59 in cash for each share of Severn common stock. Based on the $18.48 per share closing price of the Company’s common stock on October 29, 2021 and including the fair value of options converted or cashed-out, the total transaction value was approximately $169.8 million. Upon completion of the acquisition, Shore shareholders owned approximately 59.6% of the combined company, and former Severn shareholders owned approximately 40.4%.

As of October 31, 2021, Severn, headquartered in Annapolis, MD, had more than $1.1 billion in assets and operated 7 full-service community banking offices throughout Anne Arundel County, Maryland.

The acquisition of Severn was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $45.9 million. The Company will continue to keep the measurement of goodwill open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the Acquisition Date. The goodwill is not expected to be deductible for tax purposes.

As a result of the integration of the operations of Severn, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to Severn since the date of acquisition, as Severn’s results cannot be separately identified. Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2020. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision of credit losses or the core deposit intangible would not be practical to estimate.

The consideration paid for Severn’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities as of the Acquisition Date were as follows:

(In thousands, except per share data)
Purchase Price Consideration:
Fair value of common shares issued (8,053,088 shares) based on Shore Bancshares, Inc. share price of $18.48	$148,821
Cash consideration	20,631
Cash paid for cash-out Severn stock options	310
Cash for fractional shares	3
Total purchase price	$169,765

Identifiable assets:
Cash and cash equivalents	$326,725
Total securities	146,292
Loans held for sale	9,613
Loans, net	584,585
Premises and equipment, net	24,768
Other real estate owned	329
Core deposit intangible asset	6,550
Other assets	21,165
Total identifiable assets	$1,120,027

Identifiable liabilities:
Deposits	$955,288
Total debt	28,341
Other liabilities	12,537
Total identifiable liabilities	$996,166
Provisional fair value of net assets acquired including identifiable intangible assets	123,861
Provisional resulting goodwill	$45,904

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, and the accretable yield for all Severn PCI loans as of the acquisition date.

Contractually required payments receivable	$46,833
Nonaccretable difference	(3,364)
Cash flows expected to be collected	43,469
Accretable yield	(5,667)
Fair value	$37,802

The Company recorded all loans acquired at the estimated fair value on the acquisition date with no carryover of the related allowance for loan losses.

The Company determined the net discounted value of cash flows on gross loans totaling $593.3 million, including 1,306 performing loans and 162 PCI loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-loan value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type. The effect of the valuation process was a total net discount of $8.7 million at acquisition.

NOTE 3. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities at December 31.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2021
U.S. Government agencies	$22,932	$7	$634	$22,305
Mortgage-backed	91,948	1,318	629	92,637
Other Debt Securities	2,026	14	—	2,040
Total	$116,906	$1,339	$1,263	$116,982

December 31, 2020
U.S. Government agencies	$23,600	$20	$83	$23,537
Mortgage-backed	113,865	2,234	68	116,031
Total	$137,465	$2,254	$151	$139,568

No available for sale securities were sold during 2021. During 2020, the Company sold available for sale securities for proceeds of $13.0 million and recognized gross gains of $347 thousand in the second quarter of 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
December 31, 2021
U.S. Government agencies	$87,072	$20	$1,231	$85,861
Mortgage-backed	302,604	301	2,248	300,657
States and political subdivisions	400	2	—	402
Other debt securities	14,518	95	9	14,604
Total	$404,594	$418	$3,488	$401,524

December 31, 2020
U.S. Government agencies	$18,893	$38	$43	$18,888
Mortgage-backed	27,347	7	18	27,336
States and political subdivisions	400	1	—	401
Other debt securities	19,066	139	2	19,203
Total	$65,706	$185	$63	$65,828

Equity securities with an aggregate fair value of $1.4 million at December 31, 2021 and December 31, 2020 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(40) thousand for 2021 and $28 thousand for 2020, respectively.

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Available-for-sale securities:
U.S. Government agencies	$1,561	$1	$17,368	$633	$18,929	$634
Mortgage-backed	39,851	593	3,562	36	43,413	629
Total	$41,412	$594	$20,930	$669	$62,342	$1,263

Held-to-maturity securities:
U.S. Government agencies	$64,268	$1,005	$11,719	$226	$75,987	$1,231
Mortgage-backed	226,918	1,836	14,564	412	241,482	2,248
Other debt securities	491	9	—	—	491	9
Total	$291,677	$2,850	$26,283	$638	$317,960	$3,488

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Available-for-sale securities:
U.S. Government agencies	$14,919	$82	$236	$1	$15,155	$83
Mortgage-backed	11,869	68	—	—	11,869	68
Total	$26,788	$150	$236	$1	$27,024	$151

Held-to-maturity securities:
U.S. Government agencies	$6,646	$43	$—	$—	$6,646	$43
Mortgage-backed	5,093	18	—	—	5,093	18
Other debt securities	498	2	—	—	498	2
Total	$12,237	$63	$—	$—	$12,237	$63

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were thirty-five available-for-sale securities and a hundred and fourteen held to maturity securities in an unrealized loss position at December 31, 2021. There were seven available-for-sale securities and four held to maturity securities in an unrealized loss position at December 31, 2020.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2021.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$115	$119	$2,913	$2,934
Due after one year through five years	1,041	1,067	20,607	20,512
Due after five years through ten years	60,169	60,656	96,799	95,902
Due after ten years	55,581	55,140	284,275	282,176
Total	$116,906	$116,982	$404,594	$401,524

The maturity dates for debt securities are determined using contractual maturity dates.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at December 31, 2021 and 2020.

	2021		2020
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$78,522	$78,352	$60,600	$61,094
Pledged held to maturity securities	913	915	—	—

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2021 or 2020.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Anne Arundel County, Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at December 31.

(Dollars in thousands)	2021	2020
Construction	$239,353	$106,760
Residential real estate	654,769	443,542
Commercial real estate	896,229	661,232
Commercial	203,377	211,256
Consumer	125,447	31,466
Total loans	2,119,175	1,454,256
Allowance for credit losses	(13,944)	(13,888)
Total loans, net	$2,105,231	$1,440,368

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2021 and 2020, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $18.7 million and $3.7 million, respectively. During 2021 and 2020, loan additions were approximately $16.5 million of which $15.4 million were due to the acquisition of Severn and loan repayments were approximately $1.5 million. Net loan origination costs, included in balances above, totaled $1.2 million and $622 thousand as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and December 31, 2020 included in total loans were $39.9 million and $52.3 million in loans, respectively, acquired as part of the 2017 NWBI branch acquisition. These balances are presented net of the related discount which totaled $516 thousand at December 31, 2021 and $754 thousand at December 31, 2020. At December 31, 2021 included in total loans were $553.0 million in loans, acquired as part of the acquisition of Severn. These balances are presented net of the related discount which totaled $8.4 million at December 31, 2021.

The following table provides information about all loans acquired from Severn.

	December 31, 2021
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,943	$524,474	$561,417
Carrying amount
Construction	$2,379	$91,823	$94,202
Residential real estate	17,326	167,580	184,906
Commercial real estate	13,594	202,819	216,413
Commercial	321	56,200	56,521
Consumer	30	921	951
Total loans	$33,650	$519,343	$552,993

The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

For the Year Ended
(Dollars in thousands)	December 31, 2021
Accretable yield, beginning of period	$—
Additions	5,667
Accretion	(300)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	—
Accretable yield, end of period	$5,367

In April 2020, the Company began its participation in the Paycheck Protection Program (“PPP”). The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020 and was later expanded by the Paycheck Protection Program and Health Care Enhancement Act of April 2020. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (“SBA”) which may be forgiven upon satisfaction of certain criteria. In December 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. This extension of PPP lending expired on May 31, 2021. Under both the CARES and CAA, the Company funded 2,454 loans for a cumulative balance of $196.3 million. As of December 31, 2021, the Company held PPP loans with a total outstanding balance of $27.6 million, of which $9.2 million was acquired from Severn, which is included in the commercial loan segment in the table above. As of December 31, 2020, the Company held PPP loans with a total outstanding balance of $122.8 million, which is included in the commercial loan segment in the table above. The decrease is due to repayment and forgiveness received throughout 2021. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income.

At December 31, 2021, the Bank was servicing $301.4 million, in loans for the Federal National Mortgage Association and $69.8 million in loans for the Federal Home Loan Mortgage Corporation.

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

The following tables include impairment information relating to loans and the allowance for credit losses for the years ended December 31.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2021
Loans individually evaluated for impairment	$321	$3,717	$3,833	$226	$—	$8,097
Loans collectively evaluated for impairment	236,653	633,726	878,802	202,830	125,417	2,077,428
Acquired loans - PCI	2,379	17,326	13,594	321	30	33,650
Total loans	$239,353	$654,769	$896,229	$203,377	$125,447	$2,119,175

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$172	$1	$—	$—	$173
Loans collectively evaluated for impairment	2,454	2,686	4,597	2,070	1,964	13,771
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2020
Loans individually evaluated for impairment	$331	$5,722	$6,917	$258	$28	$13,256
Loans collectively evaluated for impairment	106,429	437,820	654,315	210,998	31,438	1,441,000
Total loans	$106,760	$443,542	$661,232	$211,256	$31,466	$1,454,256

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$135	$78	$—	$—	$213
Loans collectively evaluated for impairment	2,022	3,564	5,348	2,089	652	13,675
Total allowance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

The allowance for loan losses was 0.66% of total loans and 0.67% when excluding PPP loans, at December 31, 2021 compared to 0.95% and 1.04% at December 31, 2020.

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

The following tables provide information on impaired loans and any related allowance by loan class as of December 31. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	recorded
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment
December 31, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$—
Residential real estate	882	803	—	—	1,095	—
Commercial real estate	994	606	—	—	2,122	—
Commercial	380	216	—	—	242	—
Consumer	—	—	—	—	9	—
Total	$2,553	$1,922	$—	$—	$3,765	$—

Impaired accruing TDRs:
Construction	$24	$24	$—	$—	$30	$3
Residential real estate	2,965	475	2,361	172	3,150	146
Commercial real estate	2,807	2,352	455	1	2,952	87
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$5,796	$2,851	$2,816	$173	$6,132	$236

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	78	78	—	—	465	21
Commercial real estate	420	420	—	—	470	17
Commercial	10	10	—	—	13	—
Consumer	—	—	—	—	—	—
Total	$508	$508	$—	$—	$948	$38

Total impaired loans:
Construction	$321	$321	$—	$—	$327	$3
Residential real estate	3,925	1,356	2,361	172	4,710	167
Commercial real estate	4,221	3,378	455	1	5,544	104
Commercial	390	226	—	—	255	—
Consumer	—	—	—	—	9	—
Total	$8,857	$5,281	$2,816	$173	$10,845	$274

		Recorded	Recorded
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2020
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$247	$—
Residential real estate	1,665	1,585	—	—	2,648	—
Commercial real estate	4,288	3,220	67	67	5,669	—
Commercial	401	258	—	—	390	—
Consumer	28	28	—	—	9	—
Total	$6,679	$5,388	$67	$67	$8,963	$—

Impaired accruing TDRs:
Construction	$34	$34	$—	$—	$37	$3
Residential real estate	3,845	2,617	1,228	135	3,920	160
Commercial real estate	3,118	2,479	639	11	3,349	104
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$6,997	$5,130	$1,867	$146	$7,306	$267

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$25	$—
Residential real estate	292	292	—	—	362	2
Commercial real estate	512	512	—	—	774	5
Commercial	—	—	—	—	13	—
Consumer	—	—	—	—	9	—
Total	$804	$804	$—	$—	$1,183	$7

Total impaired loans:
Construction	$331	$331	$—	$—	$309	$3
Residential real estate	5,802	4,494	1,228	135	6,930	162
Commercial real estate	7,918	6,211	706	78	9,792	109
Commercial	401	258	—	—	403	—
Consumer	28	28	—	—	18	—
Total	$14,480	$11,322	$1,934	$213	$17,452	$274

The following tables provide a roll-forward for troubled debt restructurings as of and for the years ended December 31.

	1/1/2021						12/31/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For year ended
December 31, 2021
Accruing TDRs
Construction	$34	$—	$(10)	$—	$—	$—	$24	$—
Residential real estate	3,845	—	(109)	—	—	(900)	2,836	172
Commercial real estate	3,118	—	(311)	—	—	—	2,807	1
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(430)	$—	$—	$(900)	$5,667	$173

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(42)	—	—	—	216	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(42)	$—	$—	$—	$216	$—

Total	$7,255	$—	$(472)	$—	$—	$(900)	$5,883	$173

	1/1/2020						12/31/2020
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For year ended
December 31, 2020
Accruing TDRs
Construction	$41	$—	$(7)	$—	$—	$—	$34	$—
Residential real estate	4,041	—	(113)	—	—	(83)	3,845	135
Commercial real estate	3,419	—	(97)	—	—	(204)	3,118	11
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$7,501	$—	$(217)	$—	$—	$(287)	$6,997	$146

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	1,393	—	(51)	—	—	(1,342)	—	—
Commercial real estate	—	1,506	(401)	—	—	(1,105)	—	—
Commercial	299	—	(41)	—	—	—	258	—
Consumer	—	—	—	—	—	—	—	—
Total	$1,692	$1,506	$(493)	$—	$—	$(2,447)	$258	$—

Total	$9,193	$1,506	$(710)	$—	$—	$(2,734)	$7,255	$146

The following tables provide information on loans that were modified and considered to be TDRs for the years ended December 31.

		Premodification	Postmodification
		outstanding	outstanding
	Number of	recorded	recorded	Related
(Dollars in thousands)	contracts	investment	investment	allowance
TDRs:
For year ended
December 31, 2021
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	$—	$—

For year ended
December 31, 2020
Construction	—	$—	$—	$—
Residential real estate	—	—	—	—
Commercial real estate	1	1,535	1,506	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,535	$1,506	$—

Since the beginning of the pandemic and through December 31, 2021, the Company had executed principal and/or interest deferrals on outstanding loan balances of $221.1 million. As of December 31, 2021, the Company had no COVID related deferrals remaining.  These deferrals were not considered TDRs based on the relief provisions of the CARES Act and CAA or recent interagency regulatory guidance.

There were no TDRs which subsequently defaulted within 12 months of modification for the year ended December 31, 2021 and 2020. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2021, there were no nonaccrual loans classified as special mention or doubtful and $2.0 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2020, there were no nonaccrual loans classified as special mention or doubtful and $5.5 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings at December 31.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2021
Construction	$210,287	$24,513	$1,877	$297	$—	$2,379	$239,353
Residential real estate	596,694	38,309	1,539	901	—	17,326	654,769
Commercial real estate	724,561	151,209	4,535	2,330	—	13,594	896,229
Commercial	186,176	16,654	—	226	—	321	203,377
Consumer	125,200	215	—	2	—	30	125,447
Total	$1,842,918	$230,900	$7,951	$3,756	$—	$33,650	$2,119,175

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2020
Construction	$81,926	$22,547	$1,990	$297	$—	$—	$106,760
Residential real estate	401,494	36,759	2,946	2,343	—	—	443,542
Commercial real estate	514,524	133,892	3,504	9,312	—	—	661,232
Commercial	182,166	25,870	2,948	272	—	—	211,256
Consumer	31,221	215	—	30	—	—	31,466
Total	$1,211,331	$219,283	$11,388	$12,254	$—	$—	$1,454,256

The following tables provide information on the aging of the loan portfolio at December 31.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2021
Construction	$235,757	$920	$—	$—	$920	$297	$2,379	$239,353
Residential real estate	635,166	1,371	25	78	1,474	803	17,326	654,769
Commercial real estate	881,350	259	—	420	679	606	13,594	896,229
Commercial	202,503	183	62	10	255	298	321	203,377
Consumer	125,130	287	—	—	287	—	30	125,447
Total	$2,079,906	$3,020	$87	$508	$3,615	$2,004	$33,650	$2,119,175
Percent of total loans	98.2%	0.1%	—%	—%	0.1%	0.1%	1.6%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2020
Construction	$106,463	$—	$—	$—	$—	$297	$—	$106,760
Residential real estate	440,210	517	938	292	1,747	1,585	—	443,542
Commercial real estate	657,066	367	—	512	879	3,287	—	661,232
Commercial	210,704	226	68	—	294	258	—	211,256
Consumer	31,318	119	1	—	120	28	—	31,466
Total	$1,445,761	$1,229	$1,007	$804	$3,040	$5,455	$—	$1,454,256
Percent of total loans	99.3%	0.1%	0.1%	0.1%	0.3%	0.4%	—%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the years ended December 31. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For year ended
December 31, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(235)	(28)	(263)
Recoveries	278	82	114	193	10	677
Net (charge-offs) recoveries	278	82	114	(42)	(18)	414

Provision	154	(923)	(942)	23	1,330	(358)
Ending Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For year ended
December 31, 2020
Allowance for credit losses:
Beginning Balance	$1,576	$2,501	$4,032	$1,929	$469	$10,507

Charge-offs	—	(201)	(601)	(286)	(9)	(1,097)
Recoveries	17	211	1	322	27	578
Net (charge-offs) recoveries	17	10	(600)	36	18	(519)

Provision	429	1,188	1,994	124	165	3,900
Ending Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $311 thousand and $0 as of December 31, 2021 and 2020. There were $203 thousand of residential real estate properties included in the balance of other real estate owned at December 31, 2021 and $0 at December 31, 2020.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2021 and 2020.

NOTE 5. LEASES

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

During 2021, the Company acquired long-term branch leases and equipment due to the acquisition of Severn. These leases were reassessed by management as of the acquisition date of October 31, 2021, which included updating the incremental borrowing rates and remaining lease terms.

The following tables present information about the Company’s leases as of and for the years ended December 31.

(Dollars in thousands)	December 31, 2021		December 31, 2020
Lease liabilities	$11,567		$4,874
Right-of-use assets	$11,370		$4,795
Weighted average remaining lease term	13.61	years	10.49	years
Weighted average discount rate	2.48%		2.89%

	For the Year Ended
Lease cost (in thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$902	$712
Short-term lease cost	—	—
Total lease cost	$902	$712

Cash paid for amounts included in the measurement of lease liabilities	$777	$666

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities at December 31.

As of
Lease payments due (in thousands)	December 31, 2021
Twelve months ending December 31, 2022	$1,224
Twelve months ending December 31, 2023	1,207
Twelve months ending December 31, 2024	1,121
Twelve months ending December 31, 2025	981
Twelve months ending December 31, 2026	1,018
Thereafter	7,980
Total undiscounted cash flows	$13,531
Discount	1,964
Lease liabilities	$11,567

H.S. West, LLC, a subsidiary of the Bank, leases space to five unrelated companies and to a law firm of which the Chairman of the Board of the Company and Bank is a partner. Total gross rental income was $180 thousand for the year ended December 31, 2021.

The following table presents our minimum future annual rental income on such leases at December 31.

(In thousands)	December 31, 2021
2022	$914
2023	792
2024	685
2025	703
2026	720
Thereafter	1,938
Total	$5,752

NOTE 6. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31.

(Dollars in thousands)	2021	2020
Land	$10,886	$8,509
Buildings and land improvements	47,002	22,101
Furniture and equipment	8,467	8,283
	66,355	38,893
Accumulated depreciation	(14,731)	(13,969)
Total	$51,624	$24,924

Depreciation expense totaled $1.5 million for 2021 and $1.2 million for 2020.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31.

December 31, 2021
						Weighted
	Gross		Accumulated		Net	Average
	Carrying		Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Additions	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$45,903	$(1,543)	$(667)	$63,421	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$6,550	$—	$(2,969)	$7,535	2.9
Total other intangible assets	$3,954	$6,550	$—	$(2,969)	$7,535

December 31, 2020
						Weighted
	Gross		Accumulated		Net	Average
	Carrying		Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Additions	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$—	$(1,543)	$(667)	$17,518	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$—	$—	$(2,235)	$1,719	2.8
Total other intangible assets	$3,954	$—	$—	$(2,235)	$1,719

The aggregate amortization expense was $734 thousand and $533 thousand for the years ended December 31, 2021 and 2020, respectively.

The following table presents estimated future remaining amortization for amortizing intangibles at December 31, 2021.

(Dollars in thousands)	Amortization Expense
2022	$1,988
2023	1,682
2024	1,376
2025	1,070
2026	765
Thereafter	654
Total amortizing intangible assets	$7,535

NOTE 8. OTHER ASSETS

The Company had the following other assets at December 31.

(Dollars in thousands)	2021	2020
Accrued interest receivable	$6,719	$6,616
Deferred income taxes	2,926	4,442
Prepaid expenses	2,865	1,472
Cash surrender value on life insurance	47,935	31,018
Income taxes receivable	616	156
Derivatives	435	—
Other assets	6,371	3,075
Total	$67,867	$46,779

NOTE 9. OTHER LIABILITIES

The Company had the following other liabilities at December 31.

(Dollars in thousands)	2021	2020
Accrued interest payable	$692	$647
Accrued salaries and wages	3,422	646
Accounts payable	2,745	1,051
Deferred compensation liability	4,660	2,905
Other liabilities	3,081	1,989
Total	$14,600	$7,238

NOTE 10. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $78.0 million and $43.2 million at December 31.

The following table provides information on the approximate maturities of total time deposits at December 31.

(Dollars in thousands)	2021	2020
Due in one year or less	$291,685	$179,073
Due in one to three years	128,222	71,327
Due in three to five years	40,044	24,473
Total	$459,951	$274,873

As of December 31, 2021 and 2020, deposits, both direct and indirect, from directors, their associates and policy-making officers, totaled approximately $7.7 million and $4.8 million, respectively.

At December 31, 2021 and December 31, 2020, we had no brokered deposits.

NOTE 11. BORROWINGS

The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank to meet short-term liquidity needs.

The following table summarizes certain information on short-term borrowings as of and for the years ended December 31.

	2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$3,017	0.25%	$1,484	0.32%
Overnight Fed Funds purchased	—	—	1	0.61

At Year End
Repurchase agreements	$4,143	0.18%	$1,050	0.03%
Overnight Fed Funds purchased	—	—	—	—

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Bank had $15.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2021 and 2020. In conjunction with the acquisition of Severn, the Company assumed $10.0 million in Long-term FHLB Advances which carry a contractual interest rate of 2.19%. The associated purchase premium at acquisition was $162 thousand. The premium is being amortized over the contractual life of the obligation which matures in October 2022. In addition, the Bank had secured credit availability of approximately $363.9 million and $316.7 million from the Federal Home Loan Bank at December 31, 2021 and 2020, respectively. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the Federal Home Loan Bank. The Bank had no short-term borrowings from the Federal Home Loan Bank at December 31, 2021 and December 31, 2020.

NOTE 12. SUBORDINATED DEBT

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company plans to use the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.5 million is presented net of unamortized issuance costs of $448 thousand at December 31, 2021.

In conjunction with the acquisition of Severn, the Company assumed $20.6 million in junior subordinated debt securities (“2035 Debentures”). The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2021, we were current on all interest due on the 2035 Debentures

NOTE 13. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in noninterest expense totaled $696 thousand and $601 thousand for 2021 and 2020, respectively.

Employee Stock Ownership Plan

Prior to the closing of the acquisition of Severn, Severn paid into the Severn Employee Stock Ownership Plan (“ESOP”) all employer contributions and adopted resolutions to (i) terminate the ESOP and (ii) provide for full vesting of all account balances in the ESOP. A determination letter has been filed with the IRS to terminate the ESOP and the ESOP will be terminated if and when the IRS issues a favorable determination letter.

NOTE 14. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 579,822 shares remained available for grant at December 31, 2021.

The following tables provide information on stock-based compensation expense as of and for the years ended December 31.

	December 31,
(Dollars in thousands)	2021	2020
Stock-based compensation expense	$378	$263
Excess tax benefits related to stock-based compensation	9	11

	December 31,
(Dollars in thousands)	2021		2020
Unrecognized stock-based compensation expense	$80		$97
Weighted average period unrecognized expense is expected to be recognized	0.2	years	0.3	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the years ended December 31.

	2021		2020
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	24,505	$13.78	15,702	$15.36
Granted	26,583	13.81	25,507	13.78
Vested	(20,240)	13.54	(15,065)	15.35
Forfeited	(1,423)	13.34	(1,639)	15.85
Nonvested at end of period	29,425	$15.57	24,505	$13.78

The fair value of restricted stock awards that vested during 2021 and 2020 was $309 thousand and $243 thousand, respectively.

The following table summarizes stock option activity for the Company under the 2016 Equity Plan for the years ended December 31.

	2021		2020
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Exercise
	Shares	Exercise Price	Shares	Prices
Outstanding at beginning of period	2,709	$6.64	11,671	$9.25
Granted	—	—	—	—
Exercised	(2,009)	6.64	(7,760)	9.01
Expired/Cancelled	(700)	6.64	(1,202)	16.65
Outstanding at end of period	—	$—	2,709	$6.64

Exercisable at end of period	—	$—	2,709	$6.64

There were no stock options granted during 2021 and 2020, respectively.

NOTE 15. DERIVATIVES

We maintain and account for derivatives, in the form of IRLCs and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of TBA securities, which are forward contracts, as well as, to a lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the Consolidated Balance Sheets in other assets and accrued expenses and other liabilities, respectively.

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at December 31.

	2021
	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value
Asset - IRLCs	$17,557	$380
Asset - TBA securities	26,500	55
Liability - TBA securities	20,500	41

The Company had no derivatives at December 31, 2020.

NOTE 16. DEFERRED COMPENSATION

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

The following table provides information on Shore Bancshares, Inc.’s contributions and participant deferrals to the Plan for 2021 and 2020 and the related deferred compensation liability as of December 31.

(Dollars in thousands)	2021	2020
Elective deferrals	$192	$319
Deferred compensation liability	972	614

During 2019, the Company introduced a new SERP plan for executive officers of the Company and the Bank. The related liability is unfunded; however, BOLI was purchased to offset the benefit costs. The following table provides information on the expense recognized during the years ended December 31, as well as the balance of the unfunded SERP liability and the cash surrender value of policies purchased to offset the SERP benefit costs as of December 31. The unfunded SERP liability and cash surrender value were included in other liabilities and other assets, respectively.

(Dollars in thousands)	2021	2019
Cash surrender value	$38,414	$27,501
Deferred compensation liability - SERP	3,114	1,659
SERP Expense	1,455	1,422

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

The following table includes information on the deferred compensation liability and cash surrender value as of December 31.

(Dollars in thousands)	2021	2020
Deferred compensation liability	$554	$631
Cash surrender value	2,200	2,979

NOTE 17. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31.

(Dollars in thousands)	2021	2020
Advertising and marketing	$339	$331
Other customer expense	693	538
Other expense	2,425	1,919
Other loan expense	188	361
Software expense	1,048	908
Travel and entertainment expense	216	180
Trust professional fees	524	461
Total other noninterest expense	$5,433	$4,698

NOTE 18. INCOME TAXES

The following table provides information on components of income tax expense for the years ended December 31.

(Dollars in thousands)	2021	2020
Current tax expense:
Federal	$3,920	$5,477
State	1,614	2,025
	5,534	7,502
Deferred income tax (benefit) expense:
Federal	136	(1,650)
State	142	(535)
	278	(2,185)

Total income tax expense	$5,812	$5,317

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for the years ended December 31.

	2021	2020
Tax at federal statutory rate	21%	21%
Tax effect of:
Tax-exempt income	(1.6)	(1.6)
State income taxes, net of federal benefit	6.6	5.6
Other	1.4	0.3
Actual income tax expense rate	27.4%	25.3%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities for the years ended December 31.

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$3,728	$3,721
Write-downs of other real estate owned	12	12
Nonaccrual loan interest	253	367
Lease liabilities	3,021	1,296
Deferred compensation	1,246	778
Deferred loan costs	730	1,122
Other	903	231
Total deferred tax assets	9,893	7,527
Less valuation allowance	(474)	(169)
Deferred tax assets, net of valuation allowance	9,419	7,358
Deferred tax liabilities:
Depreciation	1,030	177
Right-of-use assets	2,968	1,275
Mortgage servicing rights	1,084	—
Acquisition accounting adjustments	986	580
Deferred capital gain on branch sale	180	187
Unrealized gains on available-for-sale securities	13	567
Other	232	130
Total deferred tax liabilities	6,493	2,916
Net deferred tax assets	$2,926	$4,442

NOTE 19. EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the years ended December 31.

(In thousands, except per share data)	2021	2020
Net Income	$15,368	$15,730
Weighted average shares outstanding - Basic	13,119	12,380
Dilutive effect of common stock equivalents-options	—	1
Weighted average shares outstanding - Diluted	13,119	12,381

Earnings per common share - Basic and Diluted	$1.17	$1.27

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the years ended December 31, 2021 and 2020.

NOTE 20. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2021, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2021, the most recent notification from our primary regulator categorized Shore United Bank, N.A., as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

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

The following tables present the capital amounts and ratios at December 31.

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
2021	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore Bancshares, Inc.	$279,681	$336,696	$2,191,557	$2,966,412	12.76%	12.76%	15.36%	9.43%
Shore United Bank, N.A.	$304,362	$318,614	$2,189,775	$2,965,319	13.90%	13.90%	14.55%	9.48%

	Common	Total	Net			Tier 1	Total
	Equity/	Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
2020	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore United Bank, N.A.	$180,696	$194,885	$1,367,544	$1,857,802	13.21%	13.21%	14.25%	9.73%

Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.

At December 31, 2021, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. The Bank issued a dividend to Shore Bancshares, Inc. in the fourth quarter of 2021 of $25.0 million in relation to the purchase of Severn. There were no dividends paid by the Bank to Shore Bancshares, Inc. in 2020. Shore Bancshares, Inc. had no outstanding receivables from its subsidiary at December 31, 2021 or 2020.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the years ended December 31.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2020	$1,529	$—	$1,529
Other comprehensive loss	(1,473)	—	(1,473)
Balance, December 31, 2021	$56	$—	$56

Balance, December 31, 2019	$218	$(11)	$207
Other comprehensive income	1,570	11	1,581
Reclassification of (gain) recognized	(259)	—	(259)
Balances, December 31, 2020	$1,529	$—	$1,529

NOTE 22. FAIR VALUE MEASUREMENTS

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

LHFS

LHFS are carried at fair value, which is determined based on Mark to Trade (MTT) for allocated/committed loans or Mark to Market (MTM) analysis for unallocated/uncommitted loans based on third-party pricing models.

MSRs

The fair value of MSRs is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and other ancillary income such as late fees. Management reviews all significant assumptions on a quarterly basis. Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.

The significant unobservable inputs used in the fair value measurement of the reporting entity’s residential MSRs are prepayment speeds, probability of default, rate of return, and cost of servicing. Significant increases/decreases in any of those inputs in isolation would have resulted in a significantly lower/higher fair value measurement. Generally, a change in the assumption used for prepayment speeds would have been accompanied by a directionally similar change in the markets, i.e. the 10-Year Treasury, and in the probability of default.

IRLCs

We utilize a third-party specialist model to estimate the fair value of our IRLCs, which are valued based upon mortgage securities (TBA) prices less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
MSRs (1)	$4,087	Market Approach	Weighted average prepayment speed (PSA) (2)	326

IRLCs - net asset	$380	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the year ended December 31.

(Dollars in thousands)	2021
Beginning balance	$—
Acquired	4,146
Valuation adjustment	(59)
Ending balance	$4,087

The following table presents activity in the IRLCs for the year ended December 31.

(Dollars in thousands)	2021
Beginning balance	$—
Acquired	800
Valuation adjustment	(420)
Ending balance	$380

Forward Contracts

To avoid interest rate risk, we hedge the open locked/closed position with TBA forward trades. On a regular basis, we allocate disbursed loans to mandatory commitments with government-sponsored enterprises (“GSE”) and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of our business, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and we measure and report them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date. This is a level 2 input. We have elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.

Market assumptions utilized in the fair value measurement of the reporting entity’s residential mortgage derivatives, inclusive of IRLCs, Closed Loan Inventory, TBA derivative trades, and Mandatory Forwards may be subject to investor overlays that may result in a significantly lower fair value measurement. Generally such overlays are announced with advanced notice in order to include the risk adjuster, however there are times when announcements are mandated resulting in a lower fair value measurement. Additionally market assumptions such as spec pool payups may result in a significantly higher fair value measurement at time of loan allocation to specific trades.

The following tables present the recorded amount of assets measured at fair value on a recurring basis for the years ended December 31. No assets were transferred from one hierarchy level to another during 2021 or 2020.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
Securities available for sale:
U.S. Government agencies	$22,305	$—	$22,305	$—
Mortgage-backed	92,637	—	92,637	—
Other Debt Securities	2,040	—	2,040	—
	116,982	—	116,982	—

Equity securities	1,372	—	1,372	—

TBA securities	55	—	55	—
LHFS	37,749	—	37,749	—
MSRs	4,087	—	—	4,087
IRLCs	380	—	—	380

Total assets at fair value	$160,625	$—	$156,158	$4,467

Liabilities:
TBA securities	$41	$—	$41	$—

Total liabilities at fair value	$41	$—	$41	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets:
Securities available for sale:
U.S. Government agencies	$23,537	$—	$23,537	$—
Mortgage-backed	116,031	—	116,031	—
	139,568	—	139,568	—

Equity securities	1,395	—	1,395	—

Total assets at fair value	$140,963	$—	$140,963	$—

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

The following tables set forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis for the years ended December 31, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,026	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$532	Appraisal of collateral	(1)	Appraisal adjustments	(2)	20% - 40%	(35%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2020
Nonrecurring measurements:

Impaired loans	$610	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,110	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Unobservable inputs were weighted by the relative fair value of the instruments.

Fair Value of Financial Assets and Financial Liabilities

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments for the years ended December 31. Fair values for December 31, 2021 and 2020 were estimated using an exit price notion.

	December 31, 2021		December 31, 2020
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$583,613	$583,613	$186,917	$186,917

Level 2 inputs
Investment securities available for sale	$116,982	$116,982	$139,568	$139,568
Investment securities held to maturity	404,594	401,524	65,706	65,828
Equity securities	1,372	1,372	1,395	1,395
Restricted securities	4,159	4,159	3,626	3,626
LHFS	37,749	37,749	—	—
TBA securities	55	55	—	—
Cash surrender value on life insurance	47,935	47,935	31,018	31,018

Level 3 inputs
Loans, net	$2,105,231	$2,106,373	$1,440,368	$1,436,292
MSRs	4,087	4,087	—	—
IRLCs	380	380	—	—

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$927,497	$927,497	$509,091	$509,091
Checking plus interest	524,143	524,143	446,243	446,243
Money market	889,099	889,099	292,974	292,974
Savings	225,546	225,546	177,524	177,524
Club	388	388	392	392
Certificates of deposit	459,563	461,135	274,481	277,408
Securities sold under retail repurchase agreement	4,143	4,143	1,050	1,050
Advances from FHLB - long-term	10,135	10,187	—	—
Subordinated debt	42,762	44,876	24,429	25,745
TBA Securities	41	41	—	—

NOTE 23. COMMITMENTS AND CONTINGENCIES

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

The following table provides information on commitments outstanding for the years ended December 31.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commitments to extend credit	$421,088	$248,607
Letters of credit	8,399	7,944
Total	$429,487	$256,551

The Bank has established a reserve for off balance sheet credit exposures. The reserve is established as losses are estimated to have occurred through a loss for off balance sheet credit exposures charged to earnings. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of December 31, 2021, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

● Deposit and loan balances at December 31, 2021 were approximately $49.1 million, or 1.6% of total deposits, and $42.3 million, or 2.0% of total gross loans, respectively.

● Interest and noninterest income for the year ended December 31, 2021, were approximately $360 thousand and $363 thousand, respectively

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

NOTE 24. SEGMENT REPORTING

We are in the business of providing financial services and we operate in two business segments – commercial and consumer banking and mortgage-banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. This segment also includes our treasury and administrative functions. Mortgage-banking is conducted through the Bank’s secondary marketing department and involves originating first and second-lien residential mortgages for sale in the secondary market.

The following tables present certain information regarding our business segments as of and for the year ended December 31.

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the year ended December 31, 2021
Interest Income	$70,037	$132	$70,169
Interest Expense	6,031	8	6,039
Net interest income	64,006	124	64,130
Provision for credit losses	(358)	—	(358)
Net interest income after provision for credit losses	64,364	124	64,488
Noninterest income	12,550	948	13,498
Noninterest expense	55,628	1,178	56,806
Income (loss) before income taxes	21,286	(106)	21,180
Income tax expense (benefit)	5,841	(29)	5,812
Net income (loss)	$15,445	$(77)	$15,368
Total assets, December 31, 2021	$3,416,519	$43,617	$3,460,136

NOTE 25. RELATED PARTY TRANSACTIONS

During January 2007, a law firm, in which the Chairman of the Board of the Company and the Bank is a partner, entered into a five year lease agreement with a subsidiary of the Company. The term of the lease was five years with the option to renew the lease for three additional five year terms. The second option to renew was exercised in January 2017. The total rent payments received by the subsidiary were $50 thousand for the year ended December 31, 2021. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters.

NOTE 26. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only) at December 31.

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2021	2020
Assets
Cash	$13,092	$16,653
Investment in subsidiaries	376,453	201,462
Other assets	5,712	3,204
Total assets	$395,257	$221,319

Liabilities
Accrued interest payable	$551	$482
Other liabilities	1,251	1,389
Long-term debt	42,762	24,429
Total liabilities	44,564	26,300

Stockholders’ equity
Common stock	198	118
Additional paid in capital	200,473	52,167
Retained earnings	149,966	141,205
Accumulated other comprehensive income	56	1,529
Total stockholders’ equity	350,693	195,019

Total liabilities and stockholders’ equity	$395,257	$221,319

Condensed Statements of Income

For the Years Ended December 31,

(Dollars in thousands)	2021	2020
Income
Dividends from subsidiaries	$25,000	$—
Gain on company owned life insurance	110	152
Total income	25,110	152

Expenses
Interest expense	1,560	522
Salaries and employee benefits	423	349
Legal and professional fees	2,465	600
Other operating expenses	384	251
Total expenses	4,832	1,722

Income (loss) before income tax (benefit) and equity in
undistributed net income of subsidiaries	20,278	(1,570)
Income tax expense	(990)	(343)
Income (Loss) before (deficit) equity in undistributed net income of subsidiaries	19,288	(1,913)

(Deficit) equity in undistributed net income of subsidiaries	(5,900)	16,957
Net income	$13,388	$15,044

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$15,368	$15,730
Adjustments to reconcile net income to cash
provided by operating activities:
Deficit (equity) in undistributed net income of subsidiaries	5,900	(16,957)
Amortization of debt issuance costs	123	40
Stock-based compensation expense	378	263
Company owned life insurance income	(110)	(152)
Acquisition accounting adjustments	31	—
Net (increase) in other assets	(1,552)	(250)
Net (decrease) increase in other liabilities	(142)	1,485
Net cash provided by operating activities	19,996	159

Cash flows from investing activities:
Purchase of company owned life insurance	(192)	(319)
Acquisition of business activity, net of cash paid	(15,945)	—
Net cash (used in) investing activities	(16,137)	(319)

Cash flows from financing activities:
Proceeds from the issuance of subordinated debt, net of issuance costs	—	24,389
Common stock dividends paid	(6,607)	(5,950)
Retirement of common stock	(819)	(9,112)
Exercise of stock options	6	3
Repurchase of shares for tax withholding on exercised options
and vested restricted stock	—	(39)
Net cash (used in) provided by financing activities	(7,420)	9,291

Net (decrease) increase in cash and cash equivalents	(3,561)	9,131
Cash and cash equivalents at beginning of year	16,653	7,522
Cash and cash equivalents at end of year	$13,092	$16,653

NOTE 27. REVENUE RECOGNITION

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

Title Company Revenue

Title Company revenue consists of revenue earned on performing title work for real estate transactions. The revenue is earned when the title work is performed. Payment for such performance obligations generally occurs at the time of the settlement of a real estate transaction. As such settlement is generally within 90 days of the performance of the title work, we recognize the revenue at the time of the settlement.

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at December 31, 2021.

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

The following presents noninterest income from continued operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31.

	December 31,
(Dollars in thousands)	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$3,396	$2,839
Trust and investment fee income	1,881	1,558
Interchange income	3,964	3,006
Title Company revenue	247	—
Other noninterest income	1,519	1,803
Noninterest Income (in-scope of Topic 606)	11,007	9,206
Noninterest Income (out-of-scope of Topic 606)	2,491	1,543
Total Noninterest Income	$13,498	$10,749

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2021 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2021, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2021. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of Part II of this annual report.

Item 9B.      Other Information.

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to: Andrea Colender, Secretary, Shore Bancshares, Inc., 18 East Dover Street, Easton, Maryland 21601 or (410) 763-7800.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2022 Annual Meeting of Stockholders:

●	Election of Directors (Proposal 1);
●	Continuing Directors;
●	Executive Officers;
●	Qualifications of Director Nominees and Continuing Directors;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance Matters (under the heading, “Board Committees”)

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2022 Annual Meeting of Stockholders:

●	Executive Compensation
●	Director Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2022 Annual Meeting of the Stockholders entitled “Beneficial Ownership of Common Stock.” Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2022 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2022 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Income — Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows — Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT LIST

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 3, 2021, between Shore Bancshares, Inc. and Severn Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on March 3, 2021)

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

3.2	Amended and Restated By-Laws (filed herewith)

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 13, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010)

10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.2	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.3	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.4	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

10.5	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

10.6	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016)

10.7	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 13, 2020).

10.8	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2020).

10.9	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 1, 2017)

10.10	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2018)

10.11	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2018)

10.12	Shore Bancshares Announces Stock Repurchase Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 24, 2019).
10.13	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).

10.14	Supplemental Executive Retirement Plan for Edward C. Allen (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 25, 2019).

10.15	Supplemental Executive Retirement Plan for Donna J. Stevens (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).

10.16	2019 Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2020).

10.17	Consulting Agreement, dated as of October 31, 2021, by and between Alan J. Hyatt and Shore United Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2021)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date: March 31, 2022	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd L. Beatty, Jr.	/s/ Blenda W. Armistead
Lloyd L. Beatty, Jr	Blenda W. Armistead, Director
Director, President, and Chief Executive Officer	March 31, 2022
(Principal Executive Officer)
March 31, 2022	/s/ David S. Jones
David S. Jones, Director
/s/ Edward C. Allen	March 31, 2022
Edward C. Allen
Executive Vice President and Chief Financial Officer	/s/ Clyde V. Kelly, III
(Principal Financial Officer)	Clyde V. Kelly, III, Director
March 31, 2022	March 31, 2022

/s/ Alan J. Hyatt	/s/ David W. Moore
Alan J. Hyatt, Chairman of the Board	David W. Moore, Director
March 31, 2022	March 31, 2022

/s/ William E. Esham, III	/s/ Dawn M. Willey
William E. Esham, Director	Dawn M. Willey, Director
March 31, 2022	March 31, 2022

/s/ John A. Lamon, III	/s/ R. Michael Clemmer, Jr.
John A. Lamon, Director	R. Michael Clemmer, Jr., Director
March 31, 2022	March 31, 2022

/s/ Frank E. Mason, III	/s/ James A. Judge
Frank E. Mason, III, Director	James A. Judge, Director
March 31, 2022	March 31, 2022

/s/ Jeffery E. Thompson	/s/ Konrad M. Wayson
Jeffery E. Thompson, Director	Konrad M. Wayson, Director
March 31, 2022	March 31, 2022