Form 10-Q
period 2022-03-31
SHORE BANCSHARES INC
filed 2022-05-16
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2022 was 19,843,379.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS	(unaudited)
Cash and due from banks	$16,206	$16,919
Interest-bearing deposits with other banks	554,770	566,694
Cash and cash equivalents	570,976	583,613
Investment securities:
Available-for-sale, at fair value	106,695	116,982
Held to maturity, at amortized cost - fair value of $390,541 (2022) and $401,524 (2021)	407,138	404,594
Equity securities, at fair value	1,305	1,372
Restricted securities, at cost	9,894	4,159

Loans held for sale, at fair value	12,906	37,749

Loans held for investment	2,181,106	2,119,175
Less: allowance for credit losses	(14,710)	(13,944)
Loans, net	2,166,396	2,105,231

Premises and equipment, net	52,049	51,624
Goodwill	63,281	63,421
Other intangible assets, net	7,018	7,535
Other real estate owned, net	561	532
Mortgage servicing rights, at fair value	5,113	4,087
Right-of-use assets	10,180	11,370
Other assets	80,985	67,867
TOTAL ASSETS	$3,494,497	$3,460,136

LIABILITIES
Deposits:
Noninterest-bearing	$876,415	$927,497
Interest-bearing	2,192,080	2,098,739
Total deposits	3,068,495	3,026,236

Securities sold under retail repurchase agreements	—	4,143
Advances from FHLB - long-term	10,094	10,135
Subordinated debt	42,840	42,762
Total borrowings	52,934	57,040

Lease liabilities	10,397	11,567
Other liabilities	10,807	14,600
TOTAL LIABILITIES	3,142,633	3,109,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,843,379 (2022) and 19,807,533 (2021)	198	198
Additional paid in capital	200,640	200,473
Retained earnings	153,198	149,966
Accumulated other comprehensive (loss) income	(2,172)	56
TOTAL STOCKHOLDERS' EQUITY	351,864	350,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,494,497	$3,460,136

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
INTEREST INCOME
Interest and fees on loans	$22,085	$14,366
Interest and dividends on taxable investment securities	1,985	931
Interest on deposits with other banks	254	47
Total interest income	24,324	15,344

INTEREST EXPENSE
Interest on deposits	1,358	1,184
Interest on short-term borrowings	2	1
Interest on long-term borrowings	534	359
Total interest expense	1,894	1,544

NET INTEREST INCOME	22,430	13,800
Provision for credit losses	600	425

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,830	13,375

NONINTEREST INCOME
Service charges on deposit accounts	1,359	674
Trust and investment fee income	514	407
Interchange credits	1,038	869
Mortgage-banking revenue	1,867	—
Title Company revenue	323	—
Other noninterest income	945	607
Total noninterest income	6,046	2,557

NONINTEREST EXPENSE
Salaries and wages	9,562	4,142
Employee benefits	2,662	1,844
Occupancy expense	1,567	814
Furniture and equipment expense	429	307
Data processing	1,607	1,127
Directors' fees	190	149
Amortization of other intangible assets	517	126
FDIC insurance premium expense	343	185
Other real estate owned expenses, net	(6)	1
Legal and professional fees	637	516
Merger-related expenses	730	—
Other noninterest expenses	2,094	1,288
Total noninterest expense	20,332	10,499

Income before income taxes	7,544	5,433
Income tax expense	1,931	1,435

NET INCOME	$5,613	$3,998

Basic and diluted net income per common share	$0.28	$0.34

Dividends paid per common share	$0.12	$0.12

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended
	March 31,
(In thousands)	2022	2021
Net income	$5,613	$3,998

Other comprehensive (loss):
Investment securities:
Unrealized holding (losses) on available-for-sale-securities	(3,065)	(1,075)
Tax effect	837	293

Total other comprehensive (loss)	(2,228)	(782)
Comprehensive income	$3,385	$3,216

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (loss)	Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693

Net income	—	—	5,613	—	5,613

Other comprehensive (loss)	—	—	—	(2,228)	(2,228)

Common shares issued for employee stock purchase plan	—	37	—	—	37

Stock-based compensation	—	130	—	—	130

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2021	$118	$52,167	$141,205	$1,529	$195,019

Net Income	—	—	3,998	—	3,998

Other comprehensive (loss)	—	—	—	(782)	(782)

Retirement of common stock	—	(819)	—	—	(819)

Stock-based compensation	—	97	—	—	97

Cash dividends declared	—	—	(1,409)	—	(1,409)

Balances, March 31, 2021	$118	$51,445	$143,794	$747	$196,104

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Three Months Ended
	March 31,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,613	$3,998
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(525)	(80)
Provision for credit losses	600	425
Depreciation and amortization	1,558	628
Net amortization of securities	454	307
Amortization of debt issuance costs	31	31
Gain on mortgage banking activities	(1,679)	—
Proceeds from sale of mortgage loans held for sale	66,560	—
Originations of loans held for sale	(41,165)	—
Stock-based compensation expense	130	97
Deferred income tax expense (benefit)	29	(485)
(Gains) on valuation adjustments on mortgage servicing rights	(554)	—
(Gains) on sales and valuation adjustments on other real estate owned	(9)	—
Fair value adjustment on equity securities	70	18
Bank owned life insurance income	(193)	(253)
Net changes in:
Accrued interest receivable	(545)	607
Other assets	(976)	(1,638)
Accrued interest payable	(323)	(385)
Other liabilities	(3,877)	626
Net cash provided by operating activities	25,199	3,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	7,049	14,173
Proceeds from maturities and principal payments of investment securities held to maturity	11,268	1,093
Purchases of securities held to maturity	(14,093)	(61,406)
Purchases of equity securities	(3)	(5)
Purchases of restricted securities	(5,735)	—
Net change in loans	(61,201)	(7,416)
Purchases of premises and equipment	(974)	(711)
Proceeds from sales of other real estate owned	83	—
Improvements to other real estate owned	(34)	—
Net redemption of restricted securities	—	437
Purchases of bank owned life insurance	(10,058)	(10,071)
Net cash (used in) investing activities	(73,698)	(63,906)

Net changes in:
Noninterest-bearing deposits	(51,082)	24,732
Interest-bearing deposits	93,431	75,224
Short-term borrowings	(4,143)	2,451
Common stock dividends paid	(2,381)	(1,409)
Retirement of common stock	—	(819)
Issuance of common stock	37	—
Net cash provided by financing activities	35,862	100,179
Net (decrease) increase in cash and cash equivalents	(12,637)	40,169
Cash and cash equivalents at beginning of period	583,613	186,917
Cash and cash equivalents at end of period	$570,976	$227,086

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

Interest paid
Income taxes paid	$2,270	$7
Recognition (remeasurement of) discount marks on PCI loans acquired	(140)	—
Lease liabilities arising from right-of-use assets	$(728)	$2,577
Transfers from loans to other real estate owned	$69	$—
Unrealized (loss) on securities available for sale	$(3,065)	$(1,075)

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2022, the consolidated results of income and comprehensive income for the three months ended March 31, 2022 and 2021, changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2021 were derived from the 2021 audited financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2021. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

ASU No. 2022-02 – In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing’s and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings (TDR), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

Note 2 – Business Combination

On October 31, 2021 (“Acquisition Date”), the Company completed the acquisition of Severn Bancorp, Inc. (“Severn”), a Maryland charted commercial bank, in accordance with the definitive agreement that was entered into on March 3, 2021, by and among the Company and Severn. The Company acquired Severn to access deposits and deploy excess capital into a high growth market, while also enhancing scale to drive efficiency and profitability. Additionally, this transaction creates a competitive position in the Columbia/Baltimore/Towson MSA, while filling in our current market footprint. In connection with the completion of the merger, former Severn shareholders received 0.6207 shares of Shore common stock and $1.59 in cash for each share of Severn common stock. Based on the $18.48 per share closing price of the Company’s common stock on October 29, 2021 and including the fair value of options converted or cashed-out, the total transaction value was approximately $169.8 million. Upon completion of the acquisition, Shore shareholders owned approximately 59.6% of the combined company, and former Severn shareholders owned approximately 40.4%.

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

As a result of the integration of the operations of Severn, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to Severn since the date of acquisition, as Severn’s results cannot be separately identified. Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2021. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision of credit losses or the core deposit intangible would not be practical to estimate.

The consideration paid for Severn’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities were as follows:

(In thousands, except per share data)
Purchase Price Consideration:
Fair value of common shares issued (8,053,088 shares) based on Shore Bancshares, Inc. share price of $18.48	$148,821
Cash consideration	20,631
Cash paid for cash-out Severn stock options	310
Cash for fractional shares	3
Total purchase price	$169,765

Identifiable assets:
Cash and cash equivalents	$326,725
Total securities	146,292
Loans held for sale	9,613
Loans, net (1)	584,776
Premises and equipment, net	24,768
Other real estate owned	329
Core deposit intangible asset	6,550
Other assets (1)	20,304
Total identifiable assets	$1,119,357

Identifiable liabilities:
Deposits	$955,288
Total debt	28,341
Other liabilities	11,727
Total identifiable liabilities	$995,356
Provisional fair value of net assets acquired including identifiable intangible assets	124,001
Provisional resulting goodwill (1)	$45,763
(1)	Includes the effect of measurement period adjustments recorded in the first quarter of 2022 and reconciled in the table below.

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported for the year ended December 31, 2021 (dollars in thousands).

Goodwill at December 31, 2021	$45,904
Effect of adjustments to:
Loans, net	(192)
Other assets	51
Goodwill at March 31, 2022	$45,763

The adjustment to goodwill made during the first quarter of 2022 was related to the fair value of certain acquired loans, net of the related deferred tax impact which was determined to be higher than their acquisition date fair values.

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expected to receive, and the accretable yield for all Severn purchase credit-impaired (PCI) loans as of the acquisition date.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
Net Income	$5,613	$3,998
Weighted average shares outstanding - Basic	19,828	11,745
Dilutive effect of common stock equivalents-options	—	2
Weighted average shares outstanding - Diluted	19,828	11,747

Earnings per common share - Basic and Diluted	$0.28	$0.34

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2022
U.S. Government agencies	$22,495	$5	$1,245	$21,255
Mortgage-backed	85,165	381	2,104	83,442
Other Debt securities	2,024	—	26	1,998
Total	$109,684	$386	$3,375	$106,695

December 31, 2021
U.S. Government agencies	$22,932	$7	$634	$22,305
Mortgage-backed	91,948	1,318	629	92,637
Other Debt securities	2,026	14	—	2,040
Total	$116,906	$1,339	$1,263	$116,982

No available for sale securities were sold during the three months ended March 31, 2022 and 2021.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
March 31, 2022
U.S. Government agencies	$86,490	$—	$3,472	$83,018
Mortgage-backed	305,741	1	13,116	292,626
States and political subdivisions	400	1	—	401
Other debt securities	14,507	45	56	14,496
Total	$407,138	$47	$16,644	$390,541

December 31, 2021
U.S. Government agencies	$87,072	$20	$1,231	$85,861
Mortgage-backed	302,604	301	2,248	300,657
States and political subdivisions	400	2	—	402
Other debt securities	14,518	95	9	14,604
Total	$404,594	$418	$3,488	$401,524

Equity securities with an aggregate fair value of $1.3 million at March 31, 2022 and $1.4 million at December 31, 2021 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(70) thousand for the three months ended March 31, 2022 and $(18) thousand for the three months ended March 31, 2021, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
Available-for-sale securities:
U.S. Government agencies	$1,561	$65	$17,368	$1,180	$18,929	$1,245
Mortgage-backed	39,851	490	3,562	1,614	43,413	2,104
Other debt securities	1,998	26	—	—	1,998	26
Total	$43,410	$581	$20,930	$2,794	$64,340	$3,375

Held-to-maturity securities:
U.S. Government agencies	$62,586	$2,157	$20,432	$1,315	$83,018	$3,472
Mortgage-backed	253,725	10,536	36,962	2,580	290,687	13,116
Other debt securities	4,943	56	—	—	4,943	56
Total	$321,254	$12,749	$57,394	$3,895	$378,648	$16,644

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Available-for-sale securities:
U.S. Government agencies	$1,561	$1	$17,368	$633	$18,929	$634
Mortgage-backed	39,851	593	3,562	36	43,413	629
Total	$41,412	$594	$20,930	$669	$62,342	$1,263

Held-to-maturity securities:
U.S. Government agencies	$64,268	$1,005	$11,719	$226	$75,987	$1,231
Mortgage-backed	226,918	1,836	14,564	412	241,482	2,248
Other debt securities	491	9	—	—	491	9
Total	$291,677	$2,850	$26,283	$638	$317,960	$3,488

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

There were fifty-four available-for-sale securities and one hundred and fifty-three held-to-maturity securities in an unrealized loss position at March 31, 2022.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2022.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$71	$72	$3,924	$3,930
Due after one year through five years	2,137	2,149	22,537	22,016
Due after five years through ten years	55,374	54,351	91,202	88,810
Due after ten years	52,102	50,123	289,475	275,785
Total	$109,684	$106,695	$407,138	$390,541

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Anne Arundel County, Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Construction	$258,176	$239,353
Residential real estate	653,800	654,769
Commercial real estate	928,116	896,229
Commercial	177,037	203,377
Consumer	163,977	125,447
Total loans	2,181,106	2,119,175
Allowance for credit losses	(14,710)	(13,944)
Total loans, net	$2,166,396	$2,105,231

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred fees, net of costs, of $795 thousand and $1.2 million at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, included in total loans were $36.5 million and $39.9 million in loans, respectively, net of discounts on acquired loans of $480 thousand and $516 thousand, respectively, as part of the Northwest Bancshares, Inc. branch acquisition in 2017. At March 31, 2022 and December 31, 2021, included in total loans were $506.5 million and $553.0 million in loans, acquired as part of the acquisition of Severn. These balances were presented net of the related discount which totaled $8.0 million and $8.4 million at March 31, 2022 and December 31, 2021, respectively. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

During 2021 and 2020, the Company participated in the Small Business Administration’s Paycheck Protection Program (PPP). As of March 31, 2022, the Company held PPP loans with a total outstanding balance of $14.9 million, inclusive of loans issued pre-merger and those acquired from Severn, which are included in the commercial loan segment in the table above. As of December 31, 2021, the Company held PPP loans with a total outstanding balance of $27.6 million, of which $9.2 million was acquired from Severn, which are included in the commercial loan segment in the table above. The decrease is due to repayment and forgiveness received as of March 31, 2022. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income.

The following tables provide information about all loans acquired from Severn.

	March 31, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$35,603	$478,949	$514,552
Carrying amount
Construction	$2,356	$76,560	$78,916
Residential real estate	16,603	152,793	169,396
Commercial real estate	13,207	197,264	210,471
Commercial	294	46,250	46,544
Consumer	27	1,184	1,211
Total loans	$32,487	$474,051	$506,538

	December 31, 2021
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,943	$524,474	$561,417
Carrying amount
Construction	$2,379	$91,823	$94,202
Residential real estate	17,326	167,580	184,906
Commercial real estate	13,594	202,819	216,413
Commercial	321	56,200	56,521
Consumer	30	921	951
Total loans	$33,650	$519,343	$552,993

The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

For the Three Months Ended
(Dollars in thousands)	March 31, 2022
Accretable yield, beginning of period	$5,367
Additions	—
Accretion	(394)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	—
Accretable yield, end of period	$4,973

At March 31, 2022, the Bank was servicing $336.5 million in loans for the Federal National Mortgage Association and $75.9 million in loans for the Federal Home Loan Mortgage Corporation.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2022 and December 31, 2021.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
March 31, 2022
Loans individually evaluated for impairment	$345	$4,345	$3,365	$241	$15	$8,311
Loans collectively evaluated for impairment	255,475	632,852	911,544	176,502	163,935	2,140,308
Acquired loans - PCI	2,356	16,603	13,207	294	27	32,487
Total loans	$258,176	$653,800	$928,116	$177,037	$163,977	$2,181,106

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$166	$3	$—	$—	$169
Loans collectively evaluated for impairment	2,857	2,409	4,497	1,805	2,973	14,541
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$2,857	$2,575	$4,500	$1,805	$2,973	$14,710

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2021
Loans individually evaluated for impairment	$321	$3,717	$3,833	$226	$—	$8,097
Loans collectively evaluated for impairment	236,653	633,726	878,802	202,830	125,417	2,077,428
Acquired loans - PCI	2,379	17,326	13,594	321	30	33,650
Total loans	$239,353	$654,769	$896,229	$203,377	$125,447	$2,119,175

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$172	$1	$—	$—	$173
Loans collectively evaluated for impairment	2,454	2,686	4,597	2,070	1,964	13,771
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

The allowance for loan losses was 0.67% of total loans and 0.92% when excluding PPP loans and acquired loans, at March 31, 2022 compared to 0.66% and 0.93% at December 31, 2021.

The following tables provide information on impaired loans and any related allowance by loan class as of March 31, 2022 and December 31, 2021. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
March 31, 2022
Impaired nonaccrual loans:
Construction	$336	$325	$—	$—	$331	$—
Residential real estate	1,797	1,526	20	—	1,476	—
Commercial real estate	753	747	—	—	906	—
Commercial	385	215	—	—	321	—
Consumer	15	15	—	—	74	—
Total	$3,286	$2,828	$20	$—	$3,108	$—

Impaired accruing TDRs:
Construction	$20	$20	$—	$—	$22	$—
Residential real estate	2,915	571	2,213	166	2,809	25
Commercial real estate	2,200	1,769	431	3	2,581	23
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$5,135	$2,360	$2,644	$169	$5,412	$48

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	15	15	—	—	29	3
Commercial real estate	418	418	—	—	417	1
Commercial	26	26	—	—	9	—
Consumer	—	—	—	—	38	—
Total	$459	$459	$—	$—	$493	$4

Total impaired loans:
Construction	$356	$345	$—	$—	$353	$—
Residential real estate	4,727	2,112	2,233	166	4,314	28
Commercial real estate	3,371	2,934	431	3	3,904	24
Commercial	411	241	—	—	330	—
Consumer	15	15	—	—	112	—
Total	$8,880	$5,647	$2,664	$169	$9,013	$52

		Recorded	Recorded		March 31, 2021
	Unpaid	investment	investment		Quarter-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$—
Residential real estate	882	803	—	—	1,411	—
Commercial real estate	994	606	—	—	3,012	—
Commercial	380	216	—	—	251	—
Consumer	—	—	—	—	28	—
Total	$2,553	$1,922	$—	$—	$4,999	$—

Impaired accruing TDRs:
Construction	$24	$24	$—	$—	$33	$—
Residential real estate	2,965	475	2,361	172	3,530	40
Commercial real estate	2,807	2,352	455	1	3,065	23
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$5,796	$2,851	$2,816	$173	$6,628	$63

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	78	78	—	—	853	5
Commercial real estate	420	420	—	—	510	1
Commercial	10	10	—	—	50	—
Consumer	—	—	—	—	—	—
Total	$508	$508	$—	$—	$1,413	$6

Total impaired loans:
Construction	$321	$321	$—	$—	$330	$—
Residential real estate	3,925	1,356	2,361	172	5,794	45
Commercial real estate	4,221	3,378	455	1	6,587	24
Commercial	390	226	—	—	301	—
Consumer	—	—	—	—	28	—
Total	$8,857	$5,281	$2,816	$173	$13,040	$69

The following tables provide a roll-forward for TDRs as of March 31, 2022 and March 31, 2021.

	1/1/2022						3/31/2022
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2022
Accruing TDRs
Construction	$24	$—	$(4)	$—	$—	$—	$20	$—
Residential real estate	2,836	—	(32)	—	(20)	—	2,784	166
Commercial real estate	2,807	—	(46)	—	—	(561)	2,200	3
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$5,667	$—	$(82)	$—	$(20)	$(561)	$5,004	$169

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	20	—	20	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	216	—	(11)	—	—	—	205	—
Consumer	—	—	—	—	—	—	—	—
Total	$216	$—	$(11)	$—	$20	$—	$225	$—

Total	$5,883	$—	$(93)	$—	$—	$(561)	$5,229	$169

	1/1/2021						3/31/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For three months ended
March 31, 2021
Accruing TDRs
Construction	$34	$—	$(2)	$—	$—	$—	$32	$—
Residential real estate	3,845	—	(29)	—	—	(435)	3,381	95
Commercial real estate	3,118	—	(75)	—	—	—	3,043	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(106)	$—	$—	$(435)	$6,456	$95

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(10)	—	—	—	248	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(10)	$—	$—	$—	$248	$—

Total	$7,255	$—	$(116)	$—	$—	$(435)	$6,704	$95

There were no loans modified and considered to be TDRs during the three months ended March 31, 2022 and March 31, 2021.

There were no TDRs which subsequently defaulted within 12 months of modification for the three months ended March 31, 2022 and 2021. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to other real estate owned (OREO) or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At March 31, 2022, there were no nonaccrual loans classified as special mention or doubtful and $2.8 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2021, there were no nonaccrual loans classified as special mention or doubtful and $2.0 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of March 31, 2022 and December 31, 2021.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
March 31, 2022
Construction	$232,417	$21,175	$1,866	$362	$—	$2,356	$258,176
Residential real estate	598,246	36,529	985	1,437	—	16,603	653,800
Commercial real estate	763,772	147,357	1,485	2,295	—	13,207	928,116
Commercial	160,951	15,577	—	215	—	294	177,037
Consumer	163,722	211	—	17	—	27	163,977
Total	$1,919,108	$220,849	$4,336	$4,326	$—	$32,487	$2,181,106

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2021
Construction	$210,287	$24,513	$1,877	$297	$—	$2,379	$239,353
Residential real estate	596,694	38,309	1,539	901	—	17,326	654,769
Commercial real estate	724,561	151,209	4,535	2,330	—	13,594	896,229
Commercial	186,176	16,654	—	226	—	321	203,377
Consumer	125,200	215	—	2	—	30	125,447
Total	$1,842,918	$230,900	$7,951	$3,756	$—	$33,650	$2,119,175

The following tables provide information on the aging of the loan portfolio as of March 31, 2022 and December 31, 2021.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
March 31, 2022
Construction	$254,773	$722	$—	$—	$722	$325	$2,356	$258,176
Residential real estate	632,387	3,201	48	15	3,264	1,546	16,603	653,800
Commercial real estate	913,723	21	—	418	439	747	13,207	928,116
Commercial	176,498	4	—	26	30	215	294	177,037
Consumer	163,736	199	—	—	199	15	27	163,977
Total	$2,141,117	$4,147	$48	$459	$4,654	$2,848	$32,487	$2,181,106
Percent of total loans	98.2%	0.2%	—%	—%	0.2%	0.1%	1.5%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2021
Construction	$235,757	$920	$—	$—	$920	$297	$2,379	$239,353
Residential real estate	635,166	1,371	25	78	1,474	803	17,326	654,769
Commercial real estate	881,350	259	—	420	679	606	13,594	896,229
Commercial	202,503	183	62	10	255	298	321	203,377
Consumer	125,130	287	—	—	287	—	30	125,447
Total	$2,079,906	$3,020	$87	$508	$3,615	$2,004	$33,650	$2,119,175
Percent of total loans	98.2%	0.1%	0.0%	0.0%	0.1%	0.1%	1.6%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2022 and March 31, 2021. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2022
Allowance for credit losses:
Beginning Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Charge-offs	—	—	—	(92)	(16)	(108)
Recoveries	3	46	150	68	7	274
Net (charge-offs) recoveries	3	46	150	(24)	(9)	166

Provision	400	(329)	(248)	(241)	1,018	600
Ending Balance	$2,857	$2,575	$4,500	$1,805	$2,973	$14,710

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(61)	(4)	(65)
Recoveries	5	6	—	52	2	65
Net (charge-offs) recoveries	5	6	—	(9)	(2)	—

Provision	769	(6)	(329)	(80)	71	425
Ending Balance	$2,796	$3,699	$5,097	$2,000	$721	$14,313

Foreclosure Proceedings

There were $297 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2022 and $311 thousand as of  December 31, 2021, respectively. There were 2 residential real estate properties included in the balance of other real estate owned totaling $198 thousand at March 31, 2022 and 1 residential real estate property totaling $203 thousand at December 31, 2021.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of March 31, 2022 and December 31, 2021.

Note 6 – Leases

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2022		December 31, 2021
Lease liabilities	$10,397		$11,567
Right-of-use assets	$10,180		$11,370
Weighted average remaining lease term	13.00	years	13.61	years
Weighted average discount rate	2.49%		2.48%

	For the Three Months Ended
Lease cost (in thousands)	March 31, 2022	March 31, 2021
Operating lease cost	$351	$188
Short-term lease cost	—	—
Total lease cost	$351	$188

Cash paid for amounts included in the measurement of lease liabilities	$327	$167

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	March 31, 2022
Nine months ending December 31, 2022	$923
Twelve months ending December 31, 2023	1,131
Twelve months ending December 31, 2024	1,054
Twelve months ending December 31, 2025	872
Twelve months ending December 31, 2026	916
Twelve months ending December 31, 2027	849
Thereafter	6,584
Total undiscounted cash flows	$12,329
Discount	1,932
Lease liabilities	$10,397

Total gross rental income was $272 thousand for the three months ended March 31, 2022.

The following table presents our minimum future annual rental income on such leases as of March 31, 2022.

(In thousands)	March 31, 2022
Nine months ending December 31, 2022	$642
2023	792
2024	685
2025	703
2026	720
Thereafter	1,938
Total	$5,480

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2022 and December 31, 2021.

March 31, 2022
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$65,631	$(140)	$(1,543)	$(667)	$63,281	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(3,486)	$7,018	3.0
Total other intangible assets	$10,504	$—	$—	$(3,486)	$7,018

December 31, 2021
						Weighted
	Gross		Accumulated		Net	Average
	Carrying		Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Additions	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$45,903	$(1,543)	$(667)	$63,421	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$6,550	$—	$(2,969)	$7,535	3.8
Total other intangible assets	$3,954	$6,550	$—	$(2,969)	$7,535

The aggregate amortization expense was $517 thousand for the three months ended March 31, 2022 and $126 thousand for the three months ended March 31, 2021.

At March 31, 2022, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2022	$1,471
2023	1,682
2024	1,376
2025	1,070
2026	765
2027	459
Thereafter	195
Total amortizing intangible assets	$7,018

Note 8 – Other Assets

The Company had the following other assets at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Accrued interest receivable	$7,264	$6,719
Deferred income taxes	3,682	2,926
Prepaid expenses	2,964	2,865
Cash surrender value on life insurance	58,186	47,935
Income taxes receivable	—	616
Derivatives	1,055	435
Other assets	7,834	6,371
Total	$80,985	$67,867

Note 9 - Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company has used the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.6 million is presented net of unamortized issuance costs of $418 thousand at March 31, 2022.

In conjunction with the acquisition of Severn, the Company assumed $20.6 million in junior subordinated debt securities (“2035 Debentures”). The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. The recorded balance was $18.2 million at March 31, 2022 and December 31, 2021, which included fair value adjustments of $2.4 million.

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of March 31, 2022, we were current on all interest due on the 2035 Debentures.

Note 10 – Other Liabilities

The Company had the following other liabilities at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Accrued interest payable	$369	$692
Accrued salaries and wages	990	3,422
Accounts payable	95	2,745
Deferred compensation liability	5,013	4,660
Income taxes payable	1,221	—
Other liabilities	3,119	3,081
Total	$10,807	$14,600

Note 11 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 546,217 shares remained available for grant at March 31, 2022.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2022 and 2021.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Stock-based compensation expense	$130	$97
Excess tax benefits related to stock-based compensation	43	3

	March 31,
(Dollars in thousands)	2022		2021
Unrecognized stock-based compensation expense	$633		$329
Weighted average period unrecognized expense is expected to be recognized	0.9	years	0.8	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	29,425	$15.57
Granted	33,605	20.49
Vested	(24,626)	13.51
Forfeited	—	—
Nonvested at end of period	38,404	$19.92

The fair value of restricted stock awards that vested during the first three months of 2022 and 2021 was $492 thousand and $230 thousand, respectively.

There were no stock options granted during the three months ended March 31, 2022 and March 31, 2021. All of the Company’s previously issued stock options that were outstanding on January 1, 2021 were either exercised or expired prior to December 31, 2021.

Note 12 – Derivatives

We maintain and account for derivatives, in the form of interest rate lock commitments (IRLCs) and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of to be announced (TBA) securities, which are forward contracts, as well as, to a lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the Consolidated Balance Sheets in other assets and accrued expenses and other liabilities, respectively.

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Asset - IRLCs	$21,815	$217	$17,557	$380
Asset - TBA securities	38,107	838	26,500	55
Liability - TBA securities	1,500	6	20,500	41

Note 13 – Accumulated Other Comprehensive Income (Loss)

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

		Unrealized gains
		(losses) on securities
	Unrealized	transferred from	Accumulated
	gains (losses) on	Available-for-sale	other
	available for sale	to	comprehensive
(Dollars in thousands)	securities	Held-to-maturity	income (loss)
Balance, December 31, 2021	$56	$—	$56
Other comprehensive loss	(2,228)	—	(2,228)
Balance, March 31, 2022	$(2,172)	$—	$(2,172)

Balance, December 31, 2020	$1,529	$—	$1,529
Other comprehensive (loss)	(782)	—	(782)
Balances, March 31, 2021	$747	$—	$747

Note 14 – Fair Value Measurements

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

Subordinated Debt

Fair value measurement for subordinated debt is based on recent issuance rates of subordinated debt offerings over the prior 3 months for issuers of a relative size. A liquidity premium was added to the assumed market spreads to reflect exit pricing and the marketability/liquidity costs contained with consummating an orderly transaction. Although these securities have readily available fair market values, the Company determined that they should be classified as level 2 investments in the fair value hierarchy due to not being considered traded in a highly active market.

Equity Securities

Fair value measurement for equity securities is based on quoted market prices retrieved by the Company via on-line resources. Although these securities have readily available fair market values, the Company determined that they should be classified as level 2 investments in the fair value hierarchy due to not being considered traded in a highly active market.

LHFS

Loans held for sale (LHFS) are carried at fair value, which is determined based on Mark to Trade (MTT) for allocated/committed loans or Mark to Market (MTM) analysis for unallocated/uncommitted loans based on third-party pricing models.

MSRs

The fair value of mortgage servicing rights (MSRs) is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and other ancillary income such as late fees. Management reviews all significant assumptions on a quarterly basis. Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2022
MSRs (1)	$5,113	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$217	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
MSRs (1)	$4,087	Market Approach	Weighted average prepayment speed (PSA) (2)	156

IRLCs - net asset	$380	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the three months ended March 31, 2022.

(Dollars in thousands)	March 31, 2022
Beginning balance	$4,087
Servicing rights reulting from sales of loans	472
Valuation adjustment	554
Ending balance	$5,113

The following table presents activity in the IRLCs for the three months ended March 31, 2022.

(Dollars in thousands)	March 31, 2022
Beginning balance	$380
Valuation adjustment	(163)
Ending balance	$217

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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. No assets were transferred from one hierarchy level to another during the first three months of 2022 or 2021.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$21,255	$—	$21,255	$—
Mortgage-backed	83,442	—	83,442	—
Other Debt Securities	1,998	—	1,998	—
	106,695	—	106,695	—

Equity securities	1,305	—	1,305	—

TBA securities	838	—	838	—
LHFS	12,906	—	12,906	—
MSRs	5,113	—	—	5,113
IRLCs	217	—	—	217

Total assets at fair value	$127,074	$—	$121,744	$5,330

Liabilities:
TBA securities	$6	$—	$6	$—

Total liabilities at fair value	$6	$—	$6	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
Securities available for sale:
U.S. Government agencies	$22,305	$—	$22,305	$—
Mortgage-backed	92,637	—	92,637	—
Other Debt Securities	2,040	—	2,040	—
	116,982	—	116,982	—

Equity securities	1,372	—	1,372	—

TBA securities	55	—	55	—
LHFS	37,749	—	37,749	—
MSRs	4,087	—	—	4,087
IRLCs	380	—	—	380

Total assets at fair value	$160,625	$—	$156,158	$4,467

Liabilities:
TBA securities	$41	$—	$41	$—

Total liabilities at fair value	$41	$—	$41	$—

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2022 and December 31, 2021, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
March 31, 2022
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,878	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)

Other real estate owned	$561	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 20%	(7%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,026	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$532	Appraisal of collateral	(1)	Appraisal adjustments	(2)	20% - 40%	(35%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on the Company’s Consolidated Balance Sheets are presented in the following table. Fair values for March 31, 2022 and December 31, 2021 were estimated using an exit price notion.

	March 31, 2022		December 31, 2021
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$570,976	$570,976	$583,613	$583,613

Level 2 inputs
Investment securities available for sale	$106,695	$106,695	$116,982	$116,982
Investment securities held to maturity	407,138	390,541	404,594	401,524
Equity securities	1,305	1,305	1,372	1,372
Restricted securities	9,894	9,894	4,159	4,159
LHFS	12,906	12,906	37,749	37,749
TBA securities	838	838	55	55
Cash surrender value on life insurance	58,186	58,186	47,935	47,935

Level 3 inputs
Loans, net	$2,166,396	$2,140,286	$2,105,231	$2,106,373
MSRs	5,113	5,113	4,087	4,087
IRLCs	217	217	380	380

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$876,415	$876,415	$927,497	$927,497
Checking plus interest	695,407	695,407	524,143	524,143
Money market	726,858	726,858	889,099	889,099
Savings	309,926	309,926	225,546	225,546
Club	745	745	388	388
Certificates of deposit	459,144	459,171	459,563	461,135
Securities sold under retail repurchase agreement	—	—	4,143	4,143
Advances from FHLB - long-term	10,094	10,052	10,135	10,187
Subordinated debt	42,840	45,430	42,762	44,876
TBA Securities	6	6	41	41

Note 14 – Commitments and Contingencies

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

The following table provides information on commitments outstanding at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$462,508	$421,088
Letters of credit	8,723	8,399
Total	$471,231	$429,487

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

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of March 31, 2022, the Company had not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

● Deposit and loan balances at March 31, 2022 were approximately $54.2 million, or 1.8% of total deposits, and $35.2 million, or 1.6% of total gross loans, respectively.

● Interest and noninterest income for the three months ended March 31, 2022, were approximately $503 thousand and $506 thousand, respectively

In the normal course of business, the Company. and the Bank may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

Note 15 – Segment Reporting

We are in the business of providing financial services and subsequent to the acquisition of Severn in the fourth quarter of 2021 we operate in two business segments – community banking and mortgage-banking. Community banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. This segment also includes our treasury and administrative functions. Mortgage-banking is conducted through the residential mortgage division of the Bank and involves originating first and second-lien residential mortgages for sale in the secondary market.

The following tables present certain information regarding our business segments for the three months ended March 31, 2022.

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
March 31, 2022
Interest Income	$22,433	$1,891	$24,324
Interest Expense	1,815	79	1,894
Net interest income	20,618	1,812	22,430
Provision for credit losses	600	—	600
Net interest income after provision for credit losses	20,018	1,812	21,830
Noninterest income	4,140	1,906	6,046
Noninterest expense	17,554	2,778	20,332
Income before income taxes	6,604	940	7,544
Income tax expense	1,689	242	1,931
Net income	$4,915	$698	$5,613
Total assets, March 31, 2022	$3,475,400	$19,097	$3,494,497

Note 16 – Revenue Recognition

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

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at March 31, 2022.

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

The following presents noninterest income from continuing operations, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021.

	For Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,359	$674
Trust and investment fee income	514	407
Interchange income	1,038	869
Title Company revenue	323	—
Other noninterest income	460	305
Noninterest Income (in-scope of Topic 606)	3,694	2,255
Noninterest Income (out-of-scope of Topic 606)	2,352	302
Total Noninterest Income	$6,046	$2,557

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022, and December 31, 2021, the Company did not have any significant contract balances.

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the Securities and Exchange Commission (“SEC”). For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2021 Form 10-K and other reports filed by us with the SEC.

Any forward-looking statement speaks only as of the date of this report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2021 Annual Report.

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. The Bank operates 29 full-service branches in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank, N.A.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2021 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the loans acquired in a business combination, allowance for credit losses and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of similar loans based on historical loss experience, and consideration of current economic trends and conditions and other factors, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the 2021 Annual Report describes the methodology used to determine the allowance for credit losses. A discussion of the allowance determination and factors driving changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses and Allowance for Credit Losses sections below.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of March 31, 2022, the Company had a banking and mortgage reporting unit.

OVERVIEW

The Company reported net income of $5.6 million for the first quarter of 2022, or diluted income per common share of $0.28, compared to net income of $4.0 million, or diluted income per common share of $0.34, for the first quarter of 2021. For the fourth quarter of 2021, the Company reported net income of $2.7 million, or diluted income per common share of $0.16. Net income, excluding merger related expenses, for the first quarter of 2022 was $6.2 million or $0.31 per diluted common share, compared to net income, excluding merger related expenses, of $7.9 million or $0.46 per diluted common share for the fourth quarter of 2021. When comparing net income, excluding merger related expenses, for the first quarter of 2022 to the first quarter of 2021, net income increased $2.4 million, primarily due to increases in net interest income of $8.6 million and noninterest income of $3.5 million, partially offset by an increase in noninterest expenses of $9.1 million. When comparing the first quarter of 2022 to the fourth quarter of 2021, net income, excluding merger related expenses, decreased $1.8 million, due to increases in noninterest expenses of $3.7 million and the cumulative impact of a reversal of the provision for credit losses of $1.7 million in the fourth quarter of 2021 and a provision of $600 thousand in the first quarter of 2022, partially offset by increases in net interest income of $1.8 million and noninterest income of $917 thousand. Merger-related expenses were recorded for the first quarter of 2022 and the fourth quarter of 2021 of $730 thousand and $7.6 million, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $22.5 million for the first quarter of 2022 and $13.8 million for the first quarter of 2021. Tax-equivalent net interest income was $20.7 million for the fourth quarter of 2021. The increase in net interest income when comparing the first quarter of 2022 to the first quarter of 2021 and the fourth quarter of 2021, was due to increases in interest and fees on loans and income from taxable investment securities, partially offset by increases in interest expense on interest-bearing deposits and subordinated debt primarily due to the acquisition of Severn. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the first quarter of 2022 was 2.78%, which was a decrease of 22bps when compared to 3.00% for the first quarter of 2021 and a decrease of 9bps when compared to 2.87% for the fourth quarter of 2021. The decline in net interest margin in the first quarter of 2022 when compared to the first quarter of 2021 was significantly impacted by excess liquidity and higher average balances on lower yielding assets, coupled with additional borrowings resulting from the Severn acquisition. The decline in net interest margin when compared to the fourth quarter of 2021, was primarily due to a decline in the yields of loans due to lower accretion income and organic loan growth experienced late in the first quarter of 2022. Without estimated excess liquidity of $400 million, the margin for the first quarter of 2022 would have been 3.07%.

Interest Income

On a tax-equivalent basis, interest income increased $9.0 million, or 58.4%, for the first quarter of 2022 when compared to the first quarter of 2021. The improvement to interest income was the result of increases in interest and fees on loans, income from investment securities and higher rates paid on interest-bearing deposits with other banks. The primary driver for the increase in interest income on loans was the higher average volume of loans of $684.9 million, coupled with a higher average yield of 17bps, partially impacted by PPP forgiveness and accretion income from the acquired loan portfolio of Severn in the first quarter of 2022. The average balance of taxable investment securities increased $303.2 million, providing $1.1 million of additional income, despite a decrease in the average yield of 14bps.

On a tax-equivalent basis, interest income increased $1.9 million, or 8.6%, for the first quarter of 2022 when compared to the fourth quarter of 2021. The increase was primarily a result of growth in the average balance in loans of $248.6 million, or 13.2%. In addition, the average balance of taxable investment securities increased $62.3 million and the average yield increased 7bps, which provided $322 thousand of additional income.

Interest Expense

Interest expense increased $350 thousand, or 22.7%, when comparing the first quarter of 2022 to the first quarter of 2021. The increase in interest expense from the first quarter of 2021 was the result of increases in expenses on interest-bearing deposits of $174 thousand and both long-term advances from FHLB and subordinated debt for a combined $175 thousand.

Interest expense increased $137 thousand, or 7.8%, when comparing the first quarter of 2022 to the fourth quarter of 2021 primarily due to an increase in interest expense on deposits. The increase in interest expense on deposits was due to an increase in the average balance of interest-bearing deposits of $284.4 million, or 15.4%, the result of both a full quarter of deposits acquired from Severn and $93.3 million in organic deposit growth during the first quarter of 2022. The rates paid on interest-bearing deposits decreased slightly to 26bps in the first quarter of 2022 from 27 bps in the fourth quarter of 2021, maintaining a low cost of funds on core deposits. In addition, the increase in interest expense was impacted by a full quarter of additional long-term advances from the FHLB and,  junior subordinated debt acquired from Severn.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2022 and 2021.

	For Three Months Ended			For Three Months Ended
	March 31, 2022			March 31, 2021
	2022
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,135,734	$22,124	4.20%	$1,450,883	$14,402	4.03%
Investment securities:
Taxable	531,017	1,985	1.49	227,816	931	1.63
Interest-bearing deposits	586,798	254	0.18	189,231	47	0.10
Total earning assets	3,253,549	24,363	3.01%	1,867,930	15,380	3.34%
Cash and due from banks	(15,253)			19,245
Other assets	253,424			103,010
Allowance for credit losses	(14,239)			(14,234)
Total assets	$3,477,481			$1,975,951

Interest-bearing liabilities
Demand deposits	$589,737	228	0.16%	$438,340	156	0.14%
Money market and savings deposits	1,075,791	598	0.23	510,881	230	0.18
Certificates of deposit $100,000 or more	286,587	286	0.40	130,745	405	1.26
Other time deposits	175,683	246	0.57	144,919	393	1.10
Interest-bearing deposits	2,127,798	1,358	0.26	1,224,885	1,184	0.39
Securities sold under retail repurchase agreements and short-term FHLB advances	2,770	2	0.29	2,238	1	0.18
Advances from FHLB - short-term	—	—	—	—	—	—
Advances from FHLB - long-term	10,116	14	0.57	—	—	—
Subordinated debt	42,804	520	4.93	24,443	359	5.96
Total interest-bearing liabilities	2,183,488	1,894	0.35%	1,251,566	1,544	0.50%
Noninterest-bearing deposits	916,415			517,781
Other liabilities	24,567			10,813
Stockholders’ equity	353,011			195,791
Total liabilities and stockholders’ equity	$3,477,481			$1,975,951

Net interest spread		$22,469	2.66%		$13,836	2.84%
Net interest margin			2.76%			3.00%

Tax-equivalent adjustment
Loans		$39			$36
Total		$39			$36
(2)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2022 increased $3.5 million, or 136.4%, when compared to the first quarter of 2021. The increase from the first quarter of 2021 was across all noninterest income categories but was primarily due to the expenses related to the addition of the mortgage division of $1.9 million, service charges on deposit accounts of $685 thousand, additional rental fee income of $345 thousand and Mid-Maryland Title Company revenue of $323 thousand. Noninterest income increased $917 thousand, or 17.9%, when compared to the fourth quarter of 2021 primarily due to higher revenue from the mortgage division of $919 thousand, increase in service charges on deposits of $125 thousand, and higher revenue from the Mid-Maryland Title Company of $75 thousand, partially offset by a reduction in other noninterest income primarily related to higher expenses related to retirement funding costs as well as lower other loan fee income.

Noninterest Expense

Total noninterest expense, excluding merger-related expenses, for the first quarter of 2022 increased $9.1 million, or 86.7%, when compared to the first quarter of 2021 and increased $3.7 million, or 15.8%, when compared to the fourth quarter of 2021. The increase in noninterest expense when compared to both the first quarter of 2021 and fourth quarter of 2021 was primarily due to increases in salaries and wages, employee related benefits, occupancy expense, data processing, amortization of intangible assets and legal and professional fees, which were all significantly impacted by adding Severn branches and its operations for a full quarter in 2022.In addition, salaries and wages were impacted by incentive increases which took effect in January of 2022.

Provision for Credit Losses

The provision for credit losses was $600 thousand for the first quarter of 2022, $425 thousand for the first quarter of 2021 and $(1.7) million for the fourth quarter of 2021. The ratio of the allowance for credit losses to period-end loans was 0.67% at March 31, 2022, 0.66% at December 31, 2021 and 0.98% at March 30, 2021. Excluding PPP loans and acquired loans, the ratio of the allowance for credit losses to period-end loans was 0.92% at March 31, 2022, slightly lower than the 0.93% at December 31, 2021 and lower than the 1.11% at March 31, 2021. The primary driver of the decreased percentage of the allowance to total loans, excluding PPP loans, as compared to December 31, 2021, was due to further reduced pandemic qualitative factors. The decrease in the percentage of the allowance to total loans, excluding PPP loans, as compared to March 31, 2021, was also primarily attributed to the Company’s reduction of pandemic related qualitative factors within the allowance model. The Company reported net recoveries in the first quarter of 2022 of $166 thousand, compared to no net charge offs or recoveries for the first quarter of 2021 and net recoveries of $142 thousand for the fourth quarter of 2021. Management continually evaluates the adequacy of the allowance for credit losses as changes in the environment and within the portfolio become known.

Income Taxes

The Company reported income tax expense of $1.9 million for the first quarter of 2022, $1.4 million for the first quarter of 2021 and $1.3 million for the fourth quarter of 2021. Income tax expense increased when compared to both the first quarter of 2021 and fourth quarter of 2021 due to higher pre-tax earnings. The effective tax rate for the first quarter of 2022 was 25.6%, 31.8% for the fourth quarter of 2021, and 26.4% for the first quarter of 2021. The higher tax rate in the fourth quarter of 2021 was attributed to non-deductible merger-related expenses in the quarter.

ANALYSIS OF FINANCIAL CONDITION

Loans Held for Sale

We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At March 31, 2022 and December 31, 2021, the fair value of loans held for sale amounted to $12.9 million and $37.7 million, respectively.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment

The following tables represent the composition of the Company’s loan portfolio at March 31, 2022 and December 31, 2021.

	March 31, 2022
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$179,260	$78,916	$258,176
Residential real estate	484,404	169,396	653,800
Commercial real estate	717,645	210,471	928,116
Commercial	115,593	46,544	162,137
Consumer	162,766	1,211	163,977
Total loans excluding PPP loans	1,659,668	506,538	2,166,206
PPP loans	10,253	4,647	14,900
Total loans	$1,669,921	$511,185	$2,181,106
Allowance for credit losses			(14,710)
Total loans, net			$2,166,396

	December 31, 2021
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$145,151	$94,202	$239,353
Residential real estate	469,863	184,906	654,769
Commercial real estate	679,816	216,413	896,229
Commercial	128,485	47,332	175,817
Consumer	124,496	951	125,447
Total loans excluding PPP loans	1,547,811	543,804	2,091,615
PPP loans	18,371	9,189	27,560
Total loans	$1,566,182	$552,993	$2,119,175
Allowance for credit losses			(13,944)
Total loans, net			$2,105,231

The acquisition of Severn added $584.6 million in total loans as of October 31, 2021, of which $506.5 million in total loans remained outstanding as of March 31, 2022. Excluding these loans and legacy PPP loans, total legacy loans increased $111.9 million, or 7.2%, when compared to December 31, 2021. At March 31, 2022 and December 31, 2021, PPP loans accounted for $14.9 million and $18.4 million of total loans, respectively. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in consumer loans of $38.3 million, or 30.7%, construction loans of $34.1 million, or 23.5%, commercial real estate loans of $37.8 million, or 5.6%, residential real estate loans of $14.5 million, or 3.1%, partially offset by a decrease in commercial loans of $12.9 million, or 10.0%, at March 31, 2022 compared to December 31, 2021. At March 31, 2022, the legacy loan portfolio, excluding PPP loans, was comprised of 43.2% commercial real estate, 29.2% residential real estate, 10.8% construction, 9.8% consumer and 7.0% commercial. That compares to 43.9%, 30.4%, 9.4%, 8.0% and 8.3, respectively, at December 31, 2021. Outstanding PPP loans totaled $14.9 million at March 31, 2022 and $27.6 million at December 31, 2021, a decrease of $12.7 million or 45.9%. The decrease was primarily due to forgiveness on first and second round PPP loans originated in 2020 and 2021. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $258.2 million, or 11.8% of total loans, at March 31, 2022 and $239.4 million, or 11.3% of total loans, at December 31, 2021. Commercial real estate loans were $928.1 million, or 42.6% of total loans, at March 31, 2022, compared to $896.2 million, or 42.3% of total loans, at December 31, 2021.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2022, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 291.4% of total risk-based capital. At such time, construction, land and land development loans represented 79.1% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 101.4% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $14.7 million at March 31, 2022, $13.9 million at December 31, 2021 and $14.3 million at March 31, 2021. There were net recoveries of $166 thousand for the first quarter of 2022, compared to net recoveries of $142 thousand for the fourth quarter of 2021 and no net charge offs or recoveries for the first quarter of 2021. The ratio of annualized net recoveries to average loans was 0.03% for the first quarter of 2022, compared to annualized net recoveries of 0.03% for the fourth quarter of 2021 and 0.00% for the first quarter of 2021. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.67% at March 31, 2022 and 0.66% at December 31, 2021. Excluding PPP loans and acquired loans from Severn and Northwest, the ratio of the allowance for credit losses to period-end loans was 0.92% at March 31, 2022, slightly lower than the 0.93% at December 31, 2021. The decrease in the percentage of the allowance to total loans, excluding PPP loans and acquired loans, at March 31, 2022 compared to December 31, 2021, was primarily due to the reduction of pandemic related qualitative factors. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at March 31, 2022.

The following table presents a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31, 2022			March 31, 2021
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$254,560	$3	-%	$115,971	$5	0.02%
Residential real estate	650,224	46	(0.03)	449,651	6	0.01
Commercial real estate	893,158	150	(0.07)	630,516	—	-
Commercial	175,510	(24)	0.06	218,923	(9)	(0.02)
Consumer	162,282	(9)	0.02	35,822	(2)	0.01
Total		$166	(0.03)%		$—	-%

Average loans outstanding during the period	$2,135,734			$1,450,883

Allowance for credit losses at period end as a percentage of total period end loans (1)	0.67%	0.98%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.92%	1.07%
Allowance for credit losses at period end as a percentage of average loans (3)	0.69%	0.99%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	516.50%	293.30%

(1)	At March 31, 2022 and March 31, 2021, these ratios included all loans held for investment, including PPP loans of $14.9 million and $129.1 million, respectively.
(2)	At March 31, 2022 and March 31, 2021, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	At March 31, 2022 and March 31, 2021, these ratios included all loans held for investment, including PPP loans of $18.9 million and $131.9 million, respectively.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets were $3.9 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively. The balance of nonperforming assets increased primarily due to an increase in nonaccrual loans of $844 thousand, or 42.1%. Accruing troubled debt restructurings (“TDRs”) decreased $663 thousand, or 11.7%, over the same time period. Other real estate owned properties increased to $561 thousand from $532 thousand at December 31, 2021. The ratio of nonaccrual loans and accruing TDRs to total loans stayed the same at 0.36% at March 31, 2022 and December 31, 2021.

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

The following table summarizes our nonperforming assets and accruing TDRs at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonperforming assets
Nonaccrual loans	$2,848	$2,004
Total loans 90 days or more past due and still accruing	459	508
Other real estate owned	561	532
Total nonperforming assets	$3,868	$3,044

Total accruing TDRs	$5,004	$5,667

As a percent of total loans:
Nonaccrual loans	0.13%	0.09%
Accruing TDRs	0.23%	0.27%
Nonaccrual loans and accruing TDRs	0.36%	0.36%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.18%	0.14%
Nonperforming assets and accruing TDRs	0.41%	0.41%

As a percent of total assets:
Nonaccrual loans	0.08%	0.06%
Nonperforming assets	0.11%	0.09%
Accruing TDRs	0.14%	0.16%
Nonperforming assets and accruing TDRs	0.25%	0.25%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and ability to hold such securities until maturity. At March 31, 2022, 21.5% of the portfolio of debt securities were classified as available for sale and 78.5% was classified as held to maturity, compared to 22.6% and 77.4% respectively, at December 31, 2021. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $525.0 million at March 31, 2022, a $2.1 million, or less than 1%, decrease since December 31, 2021. The decrease was primarily due to proceeds from maturities and principal repayments of available for sale securities of $7.0 million and held to maturity securities of $11.3 million, partially offset by purchases of held to maturity securities of $14.1 million, purchases of restricted securities of $5.7 million and purchases of equity securities of $3 thousand. At March 31, 2022, 78.2% of the securities available for sale were mortgage-backed, 19.9% were U.S. Government agencies and 1.9% were corporate bonds, compared to 79.2%, 19.1% and 1.7%, respectively, at year-end 2021. At March 31, 2022, 74.9% of the securities held to maturity were mortgage-backed, 21.3% were U.S. Government agencies, 3.7% were subordinated debt instruments and less than 1% were community reinvestment bonds, compared to 74.8%, 21.4%, 3.6% and less than 1%, respectively, at year-end 2021. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies. The decline in fair values on available for sale securities in the first quarter of 2022 was the result of the recent volatility in interest rates and are not indicative of any credit concerns due to the Company holding high quality securities.

Deposits

Total deposits at March 31, 2022 amounted to $3.07 billion, an increase of $42.3 million, or 1.4%, when compared to the level at December 31, 2021. The increase in total deposits consisted of an increase in checking accounts of $171.3 million, partially offset by a decrease in savings and money market accounts of $77.9 million and noninterest-bearing deposits of $51.1 million.

Short-Term Borrowings

Short-term borrowings consisted of securities sold under agreements to repurchase, which decreased by $4.1 million, or 100%, at March 31, 2022 when compared to December 31, 2021. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. Other short-term borrowings may consist of overnight borrowing from correspondent banks or advances from the FHLB. Short-term advances are defined as those with original maturities of one year or less. At March 31, 2022 and December 31, 2021, the Company had no outstanding short-term advances with FHLB.

Long-Term Debt

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The acquisition of Severn added $10.1 million in long-term FHLB borrowings, which carried an interest rate of 2.19%, and a maturity date of October 2022. The balance of this debt was $10.1 million at both March 31, 2022 and December 31, 2021.

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

On October 31, 2021, the Company acquired from the Severn merger, Junior Subordinated Debt Securities due in 2035 (“2035 Debentures”) which had an outstanding principal balance of $20.6 million. The debt balance of $18.2 million at March 31, 2022 is presented net of a fair value adjustment of $2.4 million at March 31, 2022 and December 31, 2021.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $12.6 million for the first three months of 2022 compared to an increase of $40.2 million for the first three months of 2021. The decrease in cash and cash equivalents in 2022 was mainly due to funding net loan growth of $61.2 million and a purchase of bank owned life insurance of $10 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $283.1 million and $363.9 million at March 31, 2022 and December 31, 2021, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $1.2 million to $351.9 million, or less than 1%, at March 31, 2022 when compared to December 31, 2021 primarily due to the current year’s retained earnings, partially offset by dividends paid during the first three months of 2022 and the change in fair value of available-for-sale securities recorded in accumulated other comprehensive income (loss).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

The following tables present the applicable capital ratios as of March 31, 2022 and December 31, 2021.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2022	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	8.33%	12.35%	12.35%	14.86%
Shore United Bank	9.14%	13.56%	13.56%	14.21%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2021	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.43%	12.76%	12.76%	15.36%
Shore United Bank	9.48%	13.90%	13.90%	14.55%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2021 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management recognizes that recent increases in interest rates has had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged and we continue to monitor our actual and simulated sensitivity positions since December 31, 2021.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2022.

There was no change in our internal control over financial reporting during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2021 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed in our 2021 Annual Report.

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

SHORE BANCSHARES, INC.

Date: May 16, 2022	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)